Form 10-K
period 1993-12-31
AMERICAN EXPRESS CREDIT CORP
filed 1994-03-30
CIK 4969

                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.   20549
                                    ------------------------
                                            FORM 10-K
                                            ---------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1993

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from         to
                                   Commission File No. 1-6908
                               AMERICAN EXPRESS CREDIT CORPORATION
                     (Exact name of Registrant as specified in its charter)

              Delaware                               11-1988350
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)
One Rodney Square, Wilmington, Delaware                    19801
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code:  (302) 594-3350

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
  Title of each class                                   on which registered
  -------------------------------------------------------------------------
  6 1/8% Senior Debentures due June 15, 2000        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION J.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X      No
                                                        ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 30, 1994, 1,504,938 shares were outstanding.

Documents Incorporated by Reference
- -----------------------------------------------------------------------------
None

                                             PART I


Item 1.  BUSINESS.

Introduction

   American Express Credit Corporation (including its subsidiaries, where appropriate, "Credco") was incorporated in Delaware in 1962 and was acquired by American Express Company ("American Express") in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (including its subsidiaries, where appropriate, "TRS"), a wholly-owned subsidiary of American Express.

   Credco is primarily engaged in the business of purchasing most
Cardmember receivables arising from the use of the American Express R Card, including the American Express R Gold Card, Platinum Card R and Corporate Card issued in the United States, and certain related extended payment plan receivables, and in designated currencies outside the United States. Credco also purchases certain receivables arising from the use of the Optima sm Card. The American Express Card and the Optima Card are referred to herein as the "Card".


American Express Card Business

   The Card is issued by TRS. Cards are currently issued in 32 currencies. The Card, which is issued to individuals for their personal account or through a corporate account established by their employer, permits Cardmembers to charge purchases of goods and services in the United States and in most countries around the world at establishments that have agreed to accept the Card. As of December 31, 1993, there were 3.6 million establishments worldwide that have agreed to accept the Card. TRS accepts from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the volume of charges, the timing and method of payment to the establishment and the method of submission.

   At December 31, 1993 there were 35.4 million American Express Cards in force worldwide. In 1993, Card billed business was $124 billion.

   Except in the case of the Optima Card, the Card is primarily designed for use as a method of payment and not as a means of financing purchases of goods and services and carries no pre-set spending limit. Charges are approved based on a Cardmember's past spending and payment patterns, credit history and personal resources. Except in the case of the Optima Card and certain extended payment plans such as the Sign & Travel R account, payment of the full amount billed each month is due from the Cardmember upon receipt of the bill, and no finance charges are assessed. Card accounts that are past due by a given number of days are subject, in most cases, to a delinquency assessment.

      The Optima Card is a revolving credit card which is marketed to individuals in the United States and several other countries.

      The American Express Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations. Federal legislation regulates abusive debt collection practices. In addition, a number of states and foreign countries also have similar consumer credit protection and disclosure laws. Outside the United States, certain countries similarly regulate the provision of credit and protection of Cardmembers' rights. These laws and regulations have not had, and are not expected to have, a material adverse effect on the Card and consumer lending businesses, either in the United States or on a worldwide basis.

General Nature of Credco's Business

   Credco purchases certain Cardmember receivables arising from the use of the Card throughout the world pursuant to agreements (the "Receivables Agreements") with TRS. Net income primarily depends on the volume of receivables arising from the use of the Card purchased by Credco, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased. The average life and collectibility of accounts receivable generated by the use of the Card are affected by factors such as general economic conditions, overall levels of consumer debt and the number of new Cards issued.

    Credco purchases Cardmember receivables without recourse. Amounts resulting from unauthorized charges (for example, those made with a lost or stolen Card) are excluded from the definition of "receivables" under the Receivables Agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, the charge is repurchased from Credco.

   Credco generally purchases non-interest-bearing Cardmember receivables at face amount less a specified discount agreed upon from time to time and interest-bearing Cardmember receivables at face amount. The Receivables Agreements generally require that non-interest-bearing receivables be purchased at discount rates which yield to Credco earnings of not less than
1.25 times its fixed charges on an annual basis. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market rates or significant changes in the collectibility of receivables. Since January 1, 1989, the annual average discount rates have varied between 1.04 and 1.78 percent, and averaged 1.04 percent for 1993.
New groups of Cardmember receivables are generally purchased net of reserve balances applicable thereto.

   Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco; however, Credco purchases certain extended payment plan receivables. At both December 31, 1993 and 1992, extended payment plan receivables owned by Credco totalled $1.1 billion, representing 8.8 percent and
9.6 percent, respectively, of all receivables owned by Credco. These extended payment plan receivables consist of deferred merchandise receivables and certain interest-bearing extended payment plan receivables comprised principally of Optima and Sign & Travel accounts.

   In August 1992, a trust was formed by TRS to purchase certain Cardmember receivables as part of an asset securitization program. In September 1993 and August 1992, Credco sold back to TRS $1 billion and $2.4 billion, respectively, of gross receivables that arose from designated domestic Cardmember accounts. TRS conveyed, through a subsidiary, American Express Receivables Financing Corporation ("RFC"), these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to a Master Trust. In 1993 and 1992, Credco purchased $380 million and $1.3 billion, respectively, of gross participation interests in RFC's seller's interest, representing an undivided interest in the securitized receivables owned by the Trust. Participation interests in securitized receivables represented 15.4 percent and 13.5 percent of Credco's total accounts receivable at December 31, 1993 and 1992, respectively.

   The Card Issuers, at their expense and as agents for Credco, perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. The Receivables Agreements provide that, without prior written consent of Credco, the credit standards used to determine whether a Card is to be issued to an applicant may not be materially reduced and that the policy as to the cancellation of Cards for credit reasons may not be materially liberalized.

   The Receivables Agreements may be terminated at any time by the parties thereto. Alternatively, such parties may agree to reduce the required
1.25 fixed charge coverage ratio, which could result in lower discount rates and, consequently, lower revenue and net income of Credco.

Volume of Business

   The following table shows the volume of Cardmember receivables purchased by Credco net of Cardmember receivables sold to affiliates during each of the years indicated, together with the receivables owned by Credco at the end of such years (in millions):

               Volume of Cardmember            Cardmember Receivables Owned
               Receivables Purchased                 at December 31,

Year        Domestic   Foreign    Total         Domestic   Foreign    Total
- ----        --------   ------- --------         --------   -------  -------
1993        $80,202    $14,635 $ 94,837         $10,758     $2,210  $12,968
1992         81,311     13,041   94,352          10,412      1,287   11,699
1991         80,844     18,934   99,778          10,581      1,639   12,220
1990         87,323     16,117  103,440          11,278      1,790   13,068
1989         76,432     14,152   90,584          10,089        644   10,733


   The transactions in connection with TRS's asset securitization program described above reduced the volume of domestic Cardmember receivables purchased and the amount owned by Credco at December 31, 1993 and 1992.

   In July 1993, Credco began purchasing certain foreign currency
Cardmember receivables which had been sold to an affiliate during the period from December 1991 through June 1993. In December 1993, Credco repurchased participation interests in a portion of its receivables which had previously been sold to an affiliate during the period from December 1991 through November 1993. These transactions increased the volume of foreign Cardmember receivables purchased and the amount owned by Credco at December 31, 1993.

    The average life of Cardmember receivables owned by Credco for each of the five years ending December 31, 1993 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates) was 43 days.

    The following table shows the aging of billed Cardmember receivables:

                                                 December 31,
                                           -----------------------
                                           1993               1992
           -------------------------------------------------------
           Current                         80.5%              77.8%
           30 to 59 days                   14.0               15.5
           60 to 89 days                    2.0                2.3
           90 days and over                 3.5                4.4


Loss Experience

   Credco generally writes off against its reserve for doubtful accounts the total balance in an account for which any portion remains unpaid 12 months from the date of original billing. Accounts are written off earlier if deemed uncollectible.

   The following table sets forth Credco's write-offs, net of recoveries for the year, expressed as a percentage of the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, in each of the years indicated:
                                  Year
- -----------------------------------------------------------------------------
         1993         1992          1991          1990          1989
         ----         ----          ----          ----          ----
         .57%          .70%          .81%          .70%          .57%




Sources of Funds

   Credco's business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank lines of credit and sales of medium- and long-term debt, as well as through operations. The weighted average interest costs on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the cost of interest rate swaps, during the following years were:


                                       Weighted Average
                   Year                 Interest Cost
                   ----                ----------------

                   1993                      4.61%
                   1992                      5.80
                   1991                      7.54
                   1990                      8.85
                   1989                      9.44

   From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 1993 was $2.5 billion. At December 31, 1993, the amount borrowed was $588 million. See notes 4 and 5 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

Foreign Operations

   See notes 2, 7 and 10 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.

Employees

   On December 31, 1993, Credco had 60 employees.

Item 2.  PROPERTIES.

   Credco neither owns nor leases any material physical properties.


Item 3.  LEGAL PROCEEDINGS.

   There are no material pending legal proceedings to which Credco or its subsidiaries is a party or of which any of their property is the subject. Credco knows of no such proceedings being contemplated by government authorities or other parties.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Omitted pursuant to General Instruction J(2)(c) to Form l0-K.


                                             PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS.

   American Express, through a wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco's common stock.

   Credco paid a dividend of $125 million and $250 million to TRS in December, 1993 and 1992, respectively.

   For information about limitations on Credco's ability to pay dividends, see note 6 in "Notes to Consolidated Financial Statements" herein.

Item 6.  SELECTED FINANCIAL DATA.

   The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31, 1993.
                               1993     1992     1991      1990     1989
                               ----     ----     ----      ----     ----
                                          (dollars in millions)
     Income Statement Data
     Revenues                 1,282    1,605    2,070     2,131    1,731

     Interest expense           599      728      946     1,022      898
     Provision for doubtful
       accounts, net of
       recoveries               475      661      855       811      565
     Income tax provision        64       70       87        99       71

     Extraordinary charge net
       of taxes                  22        -        -         -        -

     Net income                 115      138      174       191      190

     Balance Sheet Data

     Accounts receivable     12,968   11,699   12,220    13,068   10,733

     Reserve for doubtful
       accounts                (542)    (603)    (731)     (719)    (550)


     Total assets            14,943   13,631   14,127    14,222   12,610


    Short-term debt           9,738    7,581    7,918     7,450    5,506

    Current portion of
      long-term debt            692      969      768       823      771

    Long-term debt            1,776    2,303    3,136     3,403    3,795


    Shareholder's equity      1,662    1,672    1,784     1,610    1,422

    Dividends

    Cash Dividends              125      250        -         -        -

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Credco's receivables portfolio consists of charge card receivables, participation interests in charge card receivables and extended payment plan receivables purchased without recourse from American Express Travel Related Services Company, Inc. and certain of its subsidiaries ("TRS") throughout the world. At December 31, 1993 and 1992, respectively, Credco owned $11.8 billion and $10.6 billion of charge card receivables and participations in charge card receivables, representing 91.2 percent and 90.4 percent of the total receivables owned, and $1.1 billion of extended payment plan receivables, representing 8.8 percent and 9.6 percent of the total receivables owned.

At December 31, 1993 and 1992, $2 billion of variable rate loans made to American Express Centurion Bank ("Centurion Bank") were outstanding, which are secured by Optima receivables owned by Centurion Bank. The loan agreements require Centurion Bank to maintain, as collateral, Optima receivables equal to the outstanding loan balance plus an amount equal to three times the receivable reserve as applicable to such Optima receivables.

Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $8.7 billion for 1993 and $7.7 billion for 1992.

An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. At December 31, 1993 and 1992, Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had outstanding borrowings of $58.4 million and $9.7 million, respectively, under these committed lines of credit. In addition, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totalling $65 million and $37.2 million at December 31, 1993 and 1992, respectively.

During 1993, Credco issued $606 million of medium- and long-term debt. The proceeds were used to reduce short-term debt incurred primarily in connection with the purchase of Cardmember receivables. During 1993, 1992 and 1991, the average long-term debt outstanding was $2.8 billion, $3.7 billion and $4.0 billion, respectively. At December 31, 1993, Credco had $810 million of medium- and long-term debt which may be issued under shelf registrations filed with the Securities and Exchange Commission.

Credco has realigned its long-term debt financing strategy to better match its its liabilities with its assets. In connection with this realigned strategy, during 1993 Credco reduced its high coupon long-term debt through the defeasance of $498 million of long-term debt and the retirement of an additional $153.8 million of long-term debt through a series of open market purchases. These transactions resulted in an extraordinary charge net of income tax, of $22 million. In addition, Credco canceled an interest rate swaption resulting in additional interest expense of $13 million.

Credco paid dividends to TRS of $125 million and $250 million in December, 1993 and 1992, respectively.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing Cardmember receivables are purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.34, 1.29 and 1.28 in 1993, 1992 and 1991, respectively. The ratio of earnings to fixed charges in 1993 calculated in accordance with the Receivables Agreements after the impact of the extraordinary charge was 1.28. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased. The average life of Cardmember receivables was 43 days for each of the years ended December 31, 1993, 1992 and 1991.

During 1993 and 1992 Credco sold participation interests in a portion of its receivables to an affiliate. These transactions were partly responsible for the decreased revenues from purchased Cardmember receivables which was offset by decreased interest expense and provision for doubtful accounts.

Credco's operating results for the year ended December 31, 1993 include a $6 million one-time benefit from the change in the U.S. federal income tax rate (from 34 percent to 35 percent) in Credco's deferred tax assets.

  The following is an analysis of the (decrease) increase in key revenue and expense accounts (in millions):
- -----------------------------------------------------------------------------
                                                       1993     1992     1991
- -----------------------------------------------------------------------------
Revenue earned from purchased accounts
  receivable-changes attributable to:
    Volume of receivables purchased                   $  24    $ (89)   $ (50)
    Discount rate                                      (334)    (333)     (29)
- -----------------------------------------------------------------------------
         Total                                        $(310)   $(422)   $ (79)
- -----------------------------------------------------------------------------
Interest income from affiliates-changes
  attributable to:
    Average loan                                      $  (7)   $  19    $  28
    Interest rates                                      (14)     (51)     (49)
- -----------------------------------------------------------------------------
         Total                                        $ (21)   $ (32)   $ (21)
- -----------------------------------------------------------------------------
Interest income from investments-changes
  attributable to:
    Average investments                               $  14    $  34    $  65
    Interest rates                                      (11)     (40)     (27)
- -----------------------------------------------------------------------------
         Total                                        $   3    $  (6)   $  38
- -----------------------------------------------------------------------------
Interest expense-changes attributable to:
    Average debt                                      $  24    $   1    $  88
    Interest rates                                     (153)    (219)    (164)
- -----------------------------------------------------------------------------
         Total                                        $(129)   $(218)   $ (76)
- -----------------------------------------------------------------------------
Provision for doubtful accounts-changes
  attributable to:
    Volume of receivables purchased                   $   9    $ (57)   $ (27)
    Provision rates and volume of recoveries           (195)    (137)      71
- -----------------------------------------------------------------------------
         Total                                        $(186)   $(194)   $  44
- -----------------------------------------------------------------------------

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         1.  Financial Statements.

             See "Index to Financial Statements" at page F-1 hereof.

         2.  Supplementary Financial Information.

             (a) Selected quarterly financial data. See note 11 in "Notes to Consolidated Financial Statements."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Omitted pursuant to General Instruction J(2)(c) to Form 10-K.


Item 11.  EXECUTIVE COMPENSATION.

   Omitted pursuant to General Instruction J(2)(c) to Form 10-K.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   Omitted pursuant to General Instruction J(2)(c) to Form 10-K.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Omitted pursuant to General Instruction J(2)(c) to Form 10-K.


                                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)   1.  Financial Statements:
               See "Index to Financial Statements" at page F-1 hereof.

           2.  Financial Statement Schedules:
               See "Index to Financial Statements" at page F-1 hereof.

           3.  Exhibits:
               See "Exhibit Index" hereof.

     (b)   Reports on Form 8-K:

           None.

                                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN EXPRESS CREDIT CORPORATION
                                       (Registrant)

DATE   March 30, 1994        /s/ Vincent P. Lisanke
       --------------        -------------------------------
                             Vincent P. Lisanke
                             President and
                               Chief Executive Officer

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE   March 30, 1994       /s/ Vincent P. Lisanke
       --------------       --------------------------------
                            Vincent P. Lisanke
                            President, Chief Executive
                              Officer and Director

DATE   March 30, 1994       /s/ Walter S. Berman
       --------------       --------------------------------
                            Walter S. Berman
                            Chairman of the Board
                              and Director (principal financial
                              officer)

DATE   March 30, 1994       /s/ C. J. Martin
       --------------       --------------------------------
                            C. J. Martin
                            Vice President-Finance
                              (principal accounting
                              officer)

DATE   March 30, 1994       /s/ Michael P. Monaco
       --------------       --------------------------------
                            Michael P. Monaco
                            Director

                               AMERICAN EXPRESS CREDIT CORPORATION

                                  INDEX TO FINANCIAL STATEMENTS
                            COVERED BY REPORT OF INDEPENDENT AUDITORS

                                          (Item 14(a))

                                                         Page Number
                                                  --------------------------
                                                         Form 10-K
Financial Statements

   Report of independent auditors...............            F - 2

   Consolidated statements of income for the
   three years ended December 31, 1993 .........            F - 3

   Consolidated statements of retained earnings
   for the three years ended December 31, 1993 .            F - 3

   Consolidated balance sheets at December 31,
   1993 and 1992 ...............................            F - 4

   Consolidated statements of cash flows for
   the three years ended December 31, 1993......            F - 5


   Notes to consolidated financial statements ..            F - 6 to F - 14


Schedules:

   VIII - Valuation and qualifying accounts for
          the years ended December 31, 1993,
          1992 and 1991  .......................            F - 15

   IX   - Short-term borrowings at and for the
          years ended December 31, 1993, 1992
          and 1991 .............................            F - 16

   All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                                 REPORT OF INDEPENDENT AUDITORS
- -------------------------------------------------------------------------------

The Board of Directors
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of American Express Credit Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                              Ernst & Young




New York, New York
February 3, 1994

                     AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (millions)


Year Ended December 31,                     1993          1992          1991


Revenues

Revenue earned from purchased
  accounts receivable                     $1,139        $1,449        $1,871
Interest income from affiliates               70            91           123
Interest income from investments              67            64            70
Other income                                   6             1             6

    Total                                 $1,282         1,605         2,070

Expenses

Interest                                     599           728           946
Provision for doubtful accounts, net
  of recoveries of $175, $201 and $217       475           661           855
Operating expenses                             7             8             8

     Total                                 1,081         1,397         1,809

Income before taxes                          201           208           261
Income tax provision                          64            70            87

Income before extraordinary charges          137           138           174
  Extraordinary charges for early
  retirement of debt (net of income
  taxes of $12 million)                       22             -             -

Net income                                $  115        $  138        $  174




                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (millions)


Year Ended December 31,                     1993          1992          1991


Retained earnings at beginning of year    $1,542        $1,654        $1,480

Dividend paid to TRS                        (125)         (250)            -
Net income                                   115           138           174

Retained earnings at end of year          $1,532        $1,542        $1,654


See notes to consolidated financial statements.

                     AMERICAN EXPRESS CREDIT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (millions)


December 31,                                    1993                   1992

Assets

Cash and cash equivalents                    $   257                $   126

Accounts receivable                           12,968                 11,699
  Less reserve for doubtful accounts             542                    603

                                              12,426                 11,096
Loans and deposits with affiliates             2,000                  2,140
Deferred charges and other assets                260                    269

     Total assets                            $14,943                $13,631



Liabilities and Shareholder's Equity

Short-term debt                              $ 9,738                $ 7,581
Current portion of long-term debt                692                    969
Long-term debt                                 1,776                  2,303
Due to affiliates                                932                    895
Accrued interest and other liabilities            97                    140

     Total liabilities                        13,235                 11,888


Deferred discount revenue                         46                     71

Shareholder's equity:

Common stock-authorized 3,000,000
     shares of $.10 par value; issued
     and outstanding 1,504,938 shares              1                      1
Capital surplus                                  129                    129
Retained earnings                              1,532                  1,542

     Total shareholder's equity                1,662                  1,672

     Total liabilities and shareholder's
      equity                                 $14,943                $13,631


See notes to consolidated financial statements.

                               AMERICAN EXPRESS CREDIT CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)
Year Ended December 31,                               1993     1992      1991

Cash Flows From Operating Activities:
Net Income                                          $  115   $  138     $ 174
Adjustments to reconcile net income to net cash
  provided by operating activities:
Extraordinary charge for early retirement of debt       34        -         -
Provision for doubtful accounts, net of recoveries     475      661       855
Amortization of deferred underwriting fees and
  bond discount/premium                                  5        4         8
(Decrease) in deferred discount revenue                (26)     (23)      (14)
Decrease (increase) in deferred tax assets              46        6       (37)
(Increase) decrease in interest receivable
  and operating assets                                 (33)      24       (13)
(Decrease) in accrued interest and other
  liabilities                                          (43)      (1)       (9)
(Decrease) increase in due to affiliates               (16)      (5)       50

  Net cash provided by operating activities            557      804     1,014

Cash Flows From Investing Activities:
Proceeds from maturities of investments                  -        -        10
Increase in accounts receivable                     (2,488)  (1,874)     (489)
Sale of participation interests in accounts
  receivable to an affiliate                             -      297       292
Sale of net accounts receivable to an affiliate        914    2,202         -
Repurchase of participation interests from
  affiliates                                          (435)  (1,207)        -
Recoveries of accounts receivable previously
  written off                                          175      201       217
Repayment from affiliates of loans and deposits        141        -       168
Loans and deposits made to affiliates                    -     (140)     (660)
Increase (decrease) in due to affiliates                62      692      (451)

  Net cash (used in) provided by investing
     activities                                     (1,631)     171      (913)

Cash Flows From Financing Activities:
Increase (decrease) in short-term debt, net              6      197      (806)
Proceeds from issuance of debt                       9,071    4,750     6,103
Redemption of debt                                  (7,747)  (5,871)   (5,166)
Dividend paid to TRS                                  (125)    (250)        -

  Net cash provided by (used in) financing
     activities                                      1,205   (1,174)      131
Effect of exchange rate changes on cash and
  cash equivalents                                       -       (2)        -
Net increase (decrease) in
  cash equivalents                                     131     (201)      232
Cash and cash equivalents at beginning of year         126      327        95
Cash and cash equivalents at end of year           $   257  $   126    $  327
See notes to consolidated financial statements.

                               AMERICAN EXPRESS CREDIT CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

American Express Credit Corporation and its subsidiaries ("Credco") is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express"). American Express Overseas Credit Corporation Limited and its subsidiaries ("AEOCC") and Credco Receivables Corp. ("CRC") are wholly owned subsidiaries of Credco.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Credco and all its subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Earned from Purchased Accounts Receivable

A portion of discount revenue earned on purchases of non-interest-bearing Cardmember receivables equal to the provision for doubtful accounts is recognized as income at the time of purchase; the remaining portion is deferred and recorded as income ratably over the period that the receivables are outstanding.

Finance charge income on interest-bearing extended payment plan receivables is recognized as it is earned. Credco ceases accruing this income after six contractual payments are past due, or earlier, if deemed uncollectible. Accruals that cease generally are not resumed.

Reserve for Doubtful Accounts

The reserve for doubtful accounts is established at the time receivables are purchased and is based on historical collection experience and evaluation of the current status of existing receivable balances. Credco generally writes off against its reserve for doubtful accounts the total balance in an account for which any portion remains unpaid twelve months from the date of original billing for non-interest-bearing Cardmember receivables and after six contractual payments are past due for interest-bearing Cardmember receivables. Accounts are written off earlier if deemed uncollectible.

Fair Values of Financial Instruments

The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 1993 and 1992 and require varying degrees of management judgment.

The fair values of long-term debt and off-balance sheet financial instruments are included in the related footnotes. For all other financial instruments, the carrying amounts in the Consolidated Balance Sheets approximate the fair values.

Interest Rate Transactions

Credco enters into various interest rate agreements as a means of hedging its interest rate exposure. The net interest receivable or payable in these agreements is recorded as an adjustment to interest expense and is recognized in earnings over the life of the agreements.

Foreign Currency

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each year. Revenue and expense accounts are translated at exchange rates prevailing during the year. Credco enters into various foreign exchange transactions as a means of hedging foreign exchange exposure. Foreign exchange contracts generally are marked-to-market, with the unrealized gain or loss offset by the gain or loss on the hedged position. The net foreign exchange losses for 1993, 1992 and 1991 were not significant.

Cash and Cash Equivalents

Credco has defined cash and cash equivalents as cash and short-term investments with a maturity of ninety days or less at the time of purchase.


3.  Accounts Receivable

At December 31, 1993 and 1992, respectively, Credco owned $11.8 billion and $10.6 billion of charge card receivables and participations in charge card receivables, representing 91.2 percent and 90.4 percent of the total receivables owned. In 1992, Credco purchased participation interests in the seller's interest in Cardmember receivables owned by a Master Trust which was formed by TRS as part of an asset securitization program. In September 1993, Credco purchased additional participation interests. At December 31, 1993 and 1992, Credco owned approximately $2 billion and $1.6 billion, respectively, of participation interests in receivables, representing 15.4 percent and 13.5 percent, respectively, of its total accounts receivable.

Credco purchases certain billed and unbilled Cardmember receivables arising from extended payment plans from certain TRS subsidiaries. Credco owned
$1.1 billion of these receivables as of December 31, 1993 and 1992, representing 8.8 percent and 9.6 percent, respectively, of its total accounts receivable. Finance charges on such interest-bearing extended payment plan receivables ranged from .75 percent to 1.75 percent per month of the unpaid receivable balance as of December 31, 1993. These finance charges, which are included in revenues, were $136 million, $149 million and $140 million for 1993, 1992 and 1991, respectively.

4.  Short-term Debt

At December 31, short-term debt consisted of (millions):

                                                      1993            1992
Commercial paper                                    $8,810          $6,977
Borrowings from affiliates                             588             390
Borrowings under lines of credit                       123              47
Borrowing agreements with bank trust departments
  and others                                           217             167

Total short-term debt                               $9,738          $7,581

Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

Credco had unused committed credit lines totalling $4.4 billion and $3.4 billion at December 31, 1993 and 1992, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 1993 and 1992.

At December 31, 1993 and 1992, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totalling $65 million and $37.2 million, respectively, and borrowings under committed lines of credit totalling $58.4 million and $9.7 million, respectively.

Credco's annual weighted average short-term interest rate was 3.57 percent,
4.73 percent and 6.75 percent for the years ended December 31, 1993, 1992 and 1991, respectively. These rates include the cost of maintaining credit line facilities for the periods and the effect of interest rate swaps.

Credco paid $347 million, $354 million and $590 million of interest on short-term debt obligations in 1993, 1992 and 1991, respectively.

5.  Long-term Debt

At December 31, long-term debt consisted of (millions):

                                                        1993        1992
Senior notes, 6.125% to 11.625% due through 2005      $1,287      $1,714
Japanese yen senior bonds and loans,
  4.9% to 8% due through 1996                            218         252
Pound sterling note, 10% due 1994                          -          60
Canadian dollar note, 9% due 1994                          -          47
Borrowing agreements with bank trust departments           -          10
Other senior notes                                         7          10
Medium-term notes                                        270         218
Net unamortized bond discount                             (6)         (8)

    Total long-term debt                              $1,776      $2,303

Current portion:
Senior notes, 7.375% to 11.625%                       $  400      $  481
Canadian dollar notes, 9% to 11.7%                        45          74
Pound sterling notes, 9.625% to 10%                       60          75
Japanese yen bonds, 5.875% to 6.9                         33         110
Other senior notes                                         -           2
Medium-term notes                                        154         227

    Total current portion of long-term debt           $  692      $  969


The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of Credco's long-term debt including the current portion outstanding at December 31, 1993 and 1992 was $2.6 billion and $3.4 billion, respectively.

Aggregate annual maturities of debt for the five years ending December 31, 1998 are as follows (millions): 1994, $692; 1995, $403; 1996, $409; 1997,
$211; 1998, $753.

Credco paid $290 million, $332 million and $358 million of interest on long-term debt obligations in 1993, 1992 and 1991, respectively.

During 1993, Credco issued the following long- and medium-term debt:
$300 million 6 1/8 percent Senior Notes due June 15, 2000; $100 million Step-up Senior Notes due August 10, 2005, which are callable on August 10, 2000, bearing interest at 6.25 percent for the first seven years and 7.45 percent for the remaining five years; and $206 million of medium-term notes at various rates and maturities.

Credco has realigned its long-term debt financing strategy to better match its liabilities with its assets. In connection with this realigned strategy, during 1993 Credco reduced its high coupon long-term debt through the defeasance of $498 million of long-term debt and the retirement of an additional $153.8 million of long-term debt through a series of open market purchases. These transactions resulted in an extraordinary charge net of income tax, of $22 million. In addition, Credco canceled an interest rate swaption resulting in additional interest expense of $13 million.

6.  Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco. The most restrictive of the debt instruments issued by AEOCC and its subsidiaries requires that AEOCC maintain a minimum consolidated net worth of $50 million. The net worth of AEOCC included in the December 31, 1993 Consolidated Balance Sheet was $404 million.

7.  Commitments and Contingencies

Credco uses certain financial instruments with off-balance sheet market risks in order to hedge market risks inherent in the valuation of items reflected in the Consolidated Balance Sheet. Credco utilizes a variety of financial instruments to achieve this objective. These instruments include interest rate swap agreements, forward interest rate agreements, foreign exchange forward contracts, and foreign currency interest rate swap agreements. The fair values of the financial instruments are estimates based upon current market conditions and perceived risks and require varying degrees of management judgment. If the counterparty in any of these transactions fails to perform its obligations, Credco's exposure to market risk is limited to the movement of interest and foreign exchange rates. The creditworthiness of the counterparties is monitored on an ongoing basis.

Interest rate swap agreements generally involve the exchange of fixed or floating rate interest payment obligations on a specified principal amount without the exchange of the underlying notional amount. The notional amount of interest rate swaps outstanding as of December 31, 1993 and 1992, respectively, was $2.7 billion and $2.3 billion, ($502 million and $1.3 billion of which was with an affiliate). The fair value of these interest rate swaps was a net liability of $36 million and $48 million (net liability of $11.6 million and $25 million with an affiliate) at December 31, 1993 and 1992, respectively. These agreements have varying maturities through August 2000.

The following is a summary of notional amounts of interest rate swaps with varying expirations over the next seven years (billions):

                                             1993          1992
Short-term debt converted from variable
  to fixed                                   $1.7          $1.7
Short-term variable rate debt
  converted to different variable rates         -           0.1
Long-term debt converted from fixed to
  variable                                    1.0           0.5

Forward interest rate agreements are contracts to receive or pay the difference between a specific agreed upon interest rate and the reference rate for a specified period of time in the future. The notional amount of forward rate agreements outstanding at December 31, 1992 was $113 million. The fair value of these forward interest rate agreements was a net liability of $1.1 million at December 31, 1992. There were no forward interest rate agreements outstanding at December 31, 1993.

Foreign exchange forward contracts are agreements entered into, generally with a bank, to buy or sell foreign currency on a future date at a specified foreign exchange rate. Credco had foreign exchange forward contracts totalling $750 million and $701 million ($237 million and $332 million of which was with an affiliate) outstanding at December 31, 1993 and 1992, respectively. The fair value of these foreign exchange forward contracts was not significant at December 31, 1993 and 1992. These agreements have varying maturities through March 1994.

Foreign currency interest rate swap agreements are contracts to exchange currency and interest payments for a specific period of time. These swaps result in effective borrowing rates different from the stated rates on the debt which they hedge. The contract amounts of these swaps outstanding at December 31, 1993 and 1992 totalled $706 million and $900 million,
respectively.   The fair value of these foreign currency interest rate swaps was a $2 million net liability and a $19 million net liability at December 31, 1993 and 1992, respectively. These agreements have varying maturities through October 1998.

8.  Transactions with Affiliates

In 1993, 1992 and 1991 Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totalling approximately
$95 billion, $94 billion and $100 billion, respectively. Receivables Agreements for non-interest-bearing receivables generally provide that Credco purchase such receivables at a discount rate which yields earnings to Credco equal to at least 1.25 times its fixed charges on an annual basis.

The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of the month.

In August 1992, a trust was formed by TRS to purchase certain Cardmember receivables as part of an asset securitization program. In September 1993 and August 1992, Credco sold back to TRS $1 billion and $2.4 billion, respectively, of gross receivables that arose from designated domestic Cardmember accounts. TRS conveyed, through a subsidiary, American Express Receivables Financing Corporation ("RFC"), these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to a Master Trust. In 1993 and 1992, Credco, through a subsidiary, purchased $380 million and $1.3 billion, respectively, of participation interests in the seller's interest in the trust, representing an undivided interest in the securitized receivables conveyed to the trust.

In July 1993, Credco began repurchasing certain foreign currency Cardmember receivables which had been sold to an affiliate during the period from December 1991 through June 1993. In December 1993 Credco repurchased the participation interests in a portion of its receivables which had been previously sold to an affiliate during the period from December 1991 through November 1993. In 1992, TRS entered into an agreement with Credco to
                                              F-11
indemnify Credco for unrealized losses related to certain foreign exchange and interest rate swap agreements, arising out of a decision by TRS to fund certain related foreign currency receivables through affiliates other than Credco. In 1993, Credco reduced its interest expense by $9.8 million for its recovered losses. As a result of the repurchase of the foreign currency Cardmember receivables and the participation interests in receivables described above, this agreement between Credco and TRS was terminated in December 1993.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):

                                                     1993      1992       1991

Cash and cash equivalents at December 31                3    $   27     $  227
Maximum month-end level of cash and cash
  equivalents during the year                         229       475        440
Secured loans to American Express Centurion
  Bank at December 31                               2,000     2,000      2,000
Other loans and deposits to TRS subsidiaries
  at December 31                                        -       140          -
Maximum month-end level of loans and deposits to
  TRS subsidiaries during the year                  2,001     2,140      2,000
Borrowings at December 31                             588       390        173
Maximum month-end level of borrowings during
  the year                                          2,451     1,439      1,435
Interest income                                        70        91        123
Other income                                            6         7          6
Interest expense                                       48        78         37

At December 31, 1993, 1992 and 1991 Credco held $2 billion of variable rate secured loans from American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS. These loans are secured by certain interest
- -bearing extended payment plan receivables owned by Centurion Bank. Interest income from these variable rate loans was $67 million, $81 million and $110 million for 1993, 1992 and 1991, respectively.

Credco's employees are covered by benefit plans of American Express, which adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," using the immediate recognition transition option, effective as of January 1, 1992. Adoption of SFAS No. 106 had no material effect on Credco's financial statements.

In 1994, American Express announced a plan to spin-off Lehman Brothers Holdings Inc. ("Lehman") to its shareholders as a special dividend. References to an affiliate contained in the footnotes include subsidiaries of Lehman.

9.  Income Taxes

The Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes," which supersedes SFAS No. 96. Credco adopted SFAS No. 109 as of January 1, 1992. The adoption of SFAS No. 109 did not materially affect Credco's results.

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a stand-alone basis. If benefits for all future tax deductions, foreign tax credits and net operating losses cannot be recognized on a stand-alone basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on a TRS consolidated reporting basis.
                                              F-12

Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes consist of the following (millions):


                                                   1993      1992      1991


Current                                            $ 18       $64      $124
Deferred                                             46         6       (37)
                                                    ---       ---       ---
     Total income tax provision before
       extraordinary item                          $ 64       $70      $ 87
Income tax benefit from extraordinary item          (12)        -         -
                                                    ---       ---       ---
     Total income tax provision                    $ 52       $70       $87



The components of the provision for deferred income taxes for the year ended December 31, 1991 is provision for losses of $(8) million, net income from affiliates of $(32) million and cash basis adjustment and other, net, of $3 million.

Credco's net deferred tax assets consisted of the following (million):

                                                     1993               1992

Gross deferred tax assets:
     Reserve for loan losses                         $181               $226

     Total gross deferred tax assets                  181                226

Gross deferred tax liabilities:
     Foreign exchange contacts                         (5)                (3)
     Other                                             (2)                (3)

     Total gross deferred tax liabilities              (7)                (6)

     Net deferred tax assets                         $174               $220




Credco has not recorded a valuation allowance.

Federal tax overpayments of $14 million and accrued federal taxes payable of $1 million at December 31, 1993 and 1992, respectively, are included in Due to affiliates.

Income taxes paid to TRS during 1993, 1992 and 1991 were approximately $21 million, $75 million and $73 million, respectively.

The U.S. statutory tax rate and effective tax rate for 1992 and 1991 was approximately 34 percent. In 1993, the U.S. federal tax rate increased from 34 percent to 35 percent, resulting in a one-time benefit of $6 million in Credco's deferred tax assets. As a result of this one-time benefit, the income tax provision for continuing operations for 1993 is different than that computed using the U.S. statutory tax rate of 35 percent.

10.  Geographic Segments

Credco is principally engaged in the business of purchasing Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):


                                                1993       1992       1991
Revenues
  United States                              $ 1,134    $ 1,425    $ 1,706
  International                                  148        180        364

  Consolidated                               $ 1,282    $ 1,605    $ 2,070

Income before taxes
  United States                              $   173    $   192    $   187
  International                                   28         16         74

  Consolidated                               $   201    $   208    $   261

Identifiable assets
  United States                              $12,787    $12,233    $12,242
  International                                2,156      1,398      1,885

  Consolidated                               $14,943    $13,631    $14,127


11.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (millions):

Quarter Ended                                12/31     9/30     6/30     3/31

                                                           1993

Revenues                                      $295     $321     $336     $330
Income before taxes                             40       64       39       58
Net income                                      26       35       25       29

                                                           1992

Revenues                                      $340     $389     $431     $445
Income before taxes                             50       46       54       58
Net income                                      33       30       36       39

                               AMERICAN EXPRESS CREDIT CORPORATION
                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          (in millions)



                                               1993       1992       1991
                                               ----       ----       ----

Reserve for doubtful accounts:

Balance at beginning of year                 $  603      $ 731     $  719

Additions:
  Provision for doubtful accounts
    charged to income (1)                       650        862      1,072
  Other credits (2)                              55        121         10

Deductions:
  Accounts written off                          704        864      1,023
  Other charges (3)                              62        240         47
  Foreign translation                             -          7          -
                                              -----      -----      -----
Balance at end of year                       $  542     $  603     $  731
                                              =====      =====      =====
Reserve for doubtful accounts as a
percentage of Cardmember receivables
owned at year end                             4.18%      5.15%      5.98%
                                              =====     =====      =====

(1)  Before recoveries on accounts previously written off of (millions):
     1993-$175, 1992-$201 and 1991-$217.

(2) Reserve balances applicable to new groups of Cardmember receivables purchased from TRS and certain of its subsidiaries.

(3) Reserve balances applicable to certain groups of Cardmember receivables and participation interests sold to affiliates.

                               AMERICAN EXPRESS CREDIT CORPORATION
                             SCHEDULE IX - SHORT-TERM BORROWINGS
                          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                           (millions)


                                     Maximum      Average
                           Year-end  amount out-  amount      Weighted
                           weighted  standing at  out-        average
                Balance    average   any month-   standing    interest
                at end     interest  end during   during the  rate during
                of period  rate      the period   period(1)   the period(2)
                ---------  --------  -----------  ----------  -------------

Commercial paper
1993               $8,810     4.13%      $9,302      $8,707       3.58%
1992                6,977     3.85        8,340       7,733       4.77
1991                7,504     5.15        9,181       8,211       6.65


Interest-bearing
  borrowings from
  affiliates
1993               $  588     3.24%      $2,451      $1,207       3.29%
1992                  390     3.47        1,414         853       3.88
1991                  173     5.17        1,215         112       6.39


Borrowings under
  lines of credit(3)
1993               $  123     5.59%      $  174      $  149       6.25%
1992                   47     7.89          135         100       9.78
1991                  153     8.71          220         112      11.71


Borrowing agreements
  with bank trust
  departments
  and others
1993               $  217     3.21%      $  227      $  155       3.28%
1992                  167     3.43          167         121       3.80
1991                   88     4.05          150         133       5.90


(1) The average borrowings were computed using the daily amounts outstanding.

(2) Interest rates were determined by dividing the actual interest expense for the year by the average daily debt outstanding.

(3) AEOCC borrowings under foreign lines of credit including borrowings with an affiliate.

                                          EXHIBIT INDEX

                             Pursuant to Item 601 of Regulation S-K

Exhibit No.   Description

   3(a)       Registrant's Certificate of            Incorporated by
              Incorporation, as amended              reference to
                                                     Exhibit 3(a) to
                                                     Registrant's
                                                     Registration
                                                     Statement on Form S-1
                                                     dated February 25, 1972
                                                     (File No. 2-43170).

   3(b)       Registrant's By-Laws, amended          Incorporated by
              and restated as of November 24,        reference to Exhibit
              1980                                   3(b) to Registrant's
                                                     Annual Report on Form
                                                     10-K for the year
                                                     ended December 31,
                                                     1985.


   4(a)       Registrant's Debt Securities           Incorporated by ref-
              Indenture dated as of                  erence to Exhibit 4(s)
              September 1, 1987                      to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).


   4(b)       Form of Note with optional             Incorporated by
              redemption provisions                  reference to Exhibit
                                                     4(t) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(c)       Form of Debenture with                 Incorporated by
              optional redemption and                reference to Exhibit
              sinking fund provisions                4(u) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(d)       Form of Original Issue                 Incorporated by
              Discount Note with                     reference to Exhibit
              optional redemption                    4(v) to Registrant's
              provision                              Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(e)       Form of Zero Coupon Note               Incorporated by
              with optional redemption               reference to Exhibit
              provisions                             4(w) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(f)       Form of Variable Rate Note             Incorporated by
              with optional redemption and           reference to Exhibit
              repayment provisions                   4(x) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(g)       Form of Extendible Note                Incorporated by
              with optional redemption               reference to Exhibit
              and repayment provisions               4(y) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(h)       Form of Fixed Rate                     Incorporated by
              Medium-Term Note                       reference to Exhibit
                                                     4(z) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(i)       Form of Floating Rate                  Incorporated by
              Medium-Term Note                       reference to Exhibit
                                                     4(aa) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(j)       Form of Warrant Agreement              Incorporated by
                                                     reference to Exhibit
                                                     4(bb) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, 1987
                                                     (File No. 33-16874).

   4(k)       Form of Supplemental Indenture         Incorporated by
                                                     reference to Exhibit
                                                     4(cc) to Registrant's
                                                     Registration Statement
                                                     on Form S-3 dated
                                                     September 2, l987
                                                     (File No. 33-16874).

   4(l)       The Registrant hereby agrees to
              furnish the Commission, upon request,
              with copies of the instruments
              defining the rights of holders of
              each issue of long-term debt of the
              Registrant for which the total
              amount of securities authorized
              thereunder does not exceed 10%
              of the total assets of the
              Registrant

   10(a)      Receivables Agreement                Incorporated by
              dated as of January 1, 1983          reference to Exhibit
              between the Registrant and           10(b) to Registrant's
              American Express Travel              Annual Report on Form
              Related Services Company,            10-K for the year
              Inc.                                 ended December 31,
                                                   1987.

   10(b)      Secured Loan Agreement               Incorporated by
              dated as of June 30, 1988            reference to Exhibit
              between the Registrant               10(b) to Registrant's
              and American Express                 Annual Report on
              Centurion Bank                       Form 10-K for the
                                                   year ended December
                                                   31, 1988.

   10(c)      Participation Agreement              Incorporated by
              dated as of August 3, 1992           reference to Exhibit
              between American Express             10(c) to Registrant's
              Receivables Financing                Annual Report on
              Corporation and Credco               Form 10-K for the year
              Receivables Corp.                    ended December 31, 1992.


   12         Statement re computation of ratios   Electronically filed
                                                   herewith.


   23         Consent of Independent Auditors      Electronically filed
                                                   herewith.