Form 10-Q
period 1994-03-31
AMERICAN EXPRESS CREDIT CORP
filed 1994-05-12
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1994

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to

                           Commission File No. 1-6908

                       AMERICAN EXPRESS CREDIT CORPORATION
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            11-1988350
- -------------------------------                      ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Rodney Square, Wilmington, Delaware                          19801
- -----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code            (302) 594-3350

                                      None
- -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X            No
                           ---              ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at May 12, 1994
- ----------------------------                ---------------------------------
Common Stock, $.10 par value                1,504,938 shares

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    Form 10-Q

                                      INDEX
                                                               Page No.
                                                               --------

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   --------------------

                   Condensed consolidated balance
                   sheet - March 31, 1994 and
                   December 31, 1993                              3

                   Condensed consolidated statement
                   of income - three months ended
                   March 31, 1994 and 1993                        4

                   Condensed consolidated statement of
                   retained earnings - three months ended
                   March 31, 1994 and 1993                        4

                   Condensed consolidated statement
                   of cash flows - three months ended
                   March 31, 1994 and 1993                        5

                   Notes to condensed consolidated
                   financial statements                           6

          Item 2.  Management's Discussion and Analysis
                   ------------------------------------
                   of Financial Condition and Results
                   ----------------------------------
                   of Operations                                  6
                   -------------

Part II.  OTHER INFORMATION

          Item 6.  Exhibit and Reports on Form 8-K                9
                   -------------------------------

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)
                                   PART I
                                   ------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (millions)
                                   (Unaudited)

                                                 March 31,      December 31,
                                                    1994            1993
                                                -------------   ------------
Assets
- ------
Cash and cash equivalents                         $ 1,879         $   257

Accounts receivable                                12,546          12,968
  Less reserve for doubtful accounts                  552             542
                                                   ------          ------
                                                   11,994          12,426

Loan to affiliate                                   2,000           2,000
Deferred charges and other assets                     263             260
                                                   ------          ------
Total assets                                      $16,136         $14,943
                                                   ======          ======
Liabilities and Shareholder's Equity
- ------------------------------------
Short-term debt                                   $11,512         $ 9,738
Current portion of long-term debt                     548             692
Long-term debt                                      1,643           1,776
                                                   ------          ------
Total debt                                         13,703          12,206

Due to affiliates                                     562             932
Accrued interest and other liabilities                124              97
                                                   ------          ------
Total liabilities                                  14,389          13,235

Deferred discount revenue                              56              46

Shareholder's equity:
  Common stock                                          1               1
  Capital surplus                                     129             129
  Retained earnings                                 1,561           1,532
                                                   ------          ------
Total shareholder's equity                          1,691           1,662
                                                   ------          ------
Total liabilities and shareholder's equity        $16,136         $14,943
                                                   ======          ======


            See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
                                   (millions)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                             1994      1993
                                                             ----      ----
Revenues:
  Revenue earned from purchased
   accounts receivable                                       $281      $298
  Interest income from affiliates                              18        17
  Interest income from investments                             13        13
  Other income                                                  2         2
                                                              ---       ---
  Total                                                       314       330

Expenses:
  Interest                                                    150       148
  Provision for doubtful accounts,
    net of recoveries                                         119       122
  Other expenses                                                1         2
                                                              ---       ---
  Total                                                       270       272

  Income before taxes and extraordinary
    charge                                                     44        58
  Income tax provision                                         15        19
                                                              ---       ---
  Income before extraordinary charge                           29        39
  Extraordinary charge for early
    retirement of debt (net of income tax
    benefit)                                                    -        10
                                                              ---       ---
  Net income                                                 $ 29      $ 29
                                                              ===       ===

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
              -----------------------------------------------------
                                   (millions)
                                   (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                             1994      1993
                                                             ----      ----
Retained earnings at beginning of period                   $1,532    $1,542
Net income                                                     29        29
                                                            -----     -----
Retained earnings at end of period                         $1,561    $1,571
                                                            =====     =====

            See notes to condensed consolidated financial statements.
                                       -4-

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (millions)
                                  (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1994       1993
                                                            ----       ----
Cash Flows from Operating Activities:
Net income                                                $   29     $   29
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
Extraordinary charge for early retirement of debt              -         15
Provision for doubtful accounts, net of recoveries           119        122
Amortization of deferred underwriting fees and bond
  discount/premium                                             -          1
Increase (decrease) in deferred discount revenue              10        (26)
(Increase) decrease in deferred tax assets                    (2)        11
Increase in interest receivable and
  operating assets                                            (8)       (56)
Increase (decrease) in accrued interest and other
   liabilities                                                27        (16)
(Decrease) increase in due to affiliates                      (3)         6
- ----------------------------------------------------------------------------
  Net cash provided by operating activities                  172         86
- ----------------------------------------------------------------------------
Cash Flows from Investing Activities:
Decrease in accounts receivable                              362        779
Purchase of net secured receivables from an affiliate        (85)         -
Recoveries of accounts receivable previously written off      44         45
Repayment from affiliates of loans and deposits                -        140
Decrease in due to affiliates from purchased receivables    (368)      (781)
- ----------------------------------------------------------------------------
  Net cash (used in) provided by investing activities        (47)       183
- ----------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net increase in short-term debt with maturity less
  than ninety days                                         3,230      1,164
Proceeds from issuance of debt                             1,309      1,314
Repayment of debt                                         (3,042)    (1,796)
- ----------------------------------------------------------------------------
  Net cash provided by financing activities                1,497        682
- ----------------------------------------------------------------------------
Net increase in cash and cash equivalents                  1,622        951
Cash and cash equivalents at beginning of period             257        126
- ----------------------------------------------------------------------------
  Cash and cash equivalents at end of period              $1,879     $1,077
- ----------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------
1. The condensed consolidated financial statements should be read in conjunction with the Annual Report of American Express Credit
    Corporation (Credco) on Form 10-K for the year ended December 31, 1993. Significant accounting policies disclosed therein have not changed.

    The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 1994 and December 31, 1993 and the consolidated results of its operations, changes in its retained earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. In March 1994, Credco began purchasing secured interest-bearing receivables, which are included in accounts receivable, from an affiliate, American Express Deposit Corp. totalling $85 million at March 31, 1994. These receivables were purchased at fair value. These receivables are secured by mutual funds and certificates of deposit.

3. For the three-month periods ended March 31, 1994 and 1993, Credco paid $156 million and $178 million of interest, respectively. Income taxes paid for each of the three-month periods ended March 31, 1994 and 1993 were $17 million and $1 million, respectively.

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Credco is primarily engaged in the business of purchasing a major portion of the Cardmember receivables arising from the use of the American Express R
Card, American Express  R  Gold Card, Platinum Card  R   and Corporate Card,
issued in the United States, including certain related extended payment plan receivables, and in designated currencies outside the United States. Credco also purchases certain receivables arising from the use of the Optima sm
Card. These Cardmember receivables are purchased without recourse from TRS and certain of its subsidiaries. As of March 31, 1994, there were
35.4 million Cards in force worldwide. In addition, Credco purchases certain secured interest-bearing receivables from an affiliate. Credco generally purchases non-interest-bearing Cardmember receivables at face amount less a specified discount agreed upon from time to time and interest-bearing Cardmember receivables at face amount. Non-interest-bearing Cardmember receivables are purchased under agreements that generally provide that the discount rates shall not be lower than a rate that yields earnings to Credco equal to at least 1.25 times fixed charges on an annual basis. The agreements also provide that consideration will be given from time to time to revising the discount rate to reflect changes in money market interest rates or significant changes in the collectibility of receivables.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

The average discount rate for the three-month periods ended March 31, 1994 and 1993 was .99 percent and 1.07 percent, respectively. The ratio of earnings to fixed charges for the three-month periods ended March 31, 1994, and 1993 was 1.29 and 1.39, respectively. For the first three months of 1993, the ratio of earnings to fixed charges calculated in accordance with the Receivables Agreements after the impact of the extraordinary charge was 1.29. Pretax income depends primarily on the volume and collectibility of American Express Cardmember receivables purchased, the discount rates applicable thereto, and the relationship of total discount to Credco's interest expense.

Credco purchased $25.8 billion and $22.4 billion of Cardmember receivables during the three-month periods ended March 31, 1994 and 1993, respectively.
At March 31, 1994 and 1993, Credco owned $11.3 billion and $9.7 billion, respectively, of non-interest-bearing receivables. These amounts include
$1.4 billion and $1.1 billion, respectively, of gross participation interests in non-interest bearing receivables arising out of TRS's asset securitization program. In addition, at March 31, 1994 and 1993, Credco owned extended payment plan receivables totalling $1.3 billion and $1.1 billion, respectively. These amounts consist of certain interest-bearing extended payment plan receivables and deferred merchandise receivables. For the three-month periods ended March 31, 1994 and 1993, the average life of Cardmember receivables owned by Credco was 42.1 and 42.9 days, respectively. Credco generally writes off against its reserve for doubtful accounts the total balance of non-interest-bearing receivables for which any portion remains unpaid twelve months from the date of original billing. Interest-bearing receivables are written off when six contractual payments by the Cardmember are past due. Accounts are written off earlier if deemed uncollectible.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 1994 and 1993 were .43 percent and .59 percent, respectively. This decrease is due to a reduction in write-offs and an increase in the volume of Cardmember receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 1994, compared with the three-month period ended March 31, 1993 (in millions):

     Revenue earned from purchased accounts receivable -
     changes attributable to:
         Volume of receivables purchased                          $ 44
         Discount and interest rates                               (61)
                                                                   ---
             Total                                                $(17)
                                                                   ===
     Interest income from affiliates - changes attributable to:
          Volume of average investments outstanding               $  0
          Interest rates                                             1
                                                                   ---
             Total                                                $  1
                                                                   ===
     Interest expense - changes attributable to:
          Volume of average debt outstanding                      $ 14
          Interest rates                                           (12)
                                                                   ---
             Total                                                $  2
                                                                   ===
     Provision for doubtful accounts - changes attributable to:
          Volume of receivables purchased                         $ 25
          Provision rates and volume of recoveries                 (28)
                                                                   ---
             Total                                                $ (3)
                                                                   ===

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                           PART II.  OTHER INFORMATION
                           ---------------------------




Item 6.  Exhibit and Reports on Form 8-K
         -------------------------------

         (a)  Exhibit:

              12. Computation in support of ratio of earnings to fixed charges.

         (b)  Reports on Form 8-K:

              None.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           AMERICAN EXPRESS CREDIT CORPORATION
                                      (REGISTRANT)


                                 /s/ Vincent P. Lisanke
                                 Vincent P. Lisanke
                                 President and CEO
                                 May 12, 1994

                                 /s/ C. J. Martin
                                 C. J. Martin
                                 Vice President - Finance
                                 (Chief Accounting Officer)
                                 May 12, 1994

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                   Description                            How Filed
                   -----------                            ---------

Exhibit 12.  Computation in support of ratio of     Electronically filed
             earnings to fixed charges.             herewith.