Form 10-Q
period 1994-06-30
AMERICAN EXPRESS CREDIT CORP
filed 1994-08-10
CIK 4969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1994

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

          Class                             Outstanding at August 12, 1994
- ----------------------------                ---------------------------------
Common Stock, $.10 par value                1,504,938 shares




                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    Form 10-Q

                                      INDEX
                                                               Page No.
                                                               --------

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   --------------------

                   Condensed consolidated balance
                   sheet - June 30, 1994 and
                   December 31, 1993                              3

                   Condensed consolidated statement
                   of income - three and six months ended
                   June 30, 1994 and 1993                         4

                   Condensed consolidated statement of
                   retained earnings - six months ended
                   June 30, 1994 and 1993                         4

                   Condensed consolidated statement
                   of cash flows - six months ended
                   June 30, 1994 and 1993                         5

                   Notes to condensed consolidated
                   financial statements                           6

          Item 2.  Management's Discussion and Analysis
                   ------------------------------------
                   of Financial Condition and Results
                   ----------------------------------
                   of Operations                                  6
                   -------------

Part II.  OTHER INFORMATION

          Item 6.  Exhibit and Reports on Form 8-K                9
                   -------------------------------














                                       -2-


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)
                                   PART I
                                   ------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (millions)
                                                 (Unaudited)
                                                  June 30,      December 31,
                                                    1994            1993
                                                -------------   ------------
Assets
- ------
Cash and cash equivalents                         $ 1,851         $   257

Accounts receivable                                13,258          12,968
  Less reserve for doubtful accounts                  562             542
                                                   ------          ------
                                                   12,696          12,426

Loan to affiliate                                   2,000           2,000
Deferred charges and other assets                     246             260
                                                   ------          ------
Total assets                                      $16,793         $14,943
                                                   ======          ======
Liabilities and Shareholder's Equity
- ------------------------------------
Short-term debt                                   $11,690         $ 9,738
Current portion of long-term debt                     490             692
Long-term debt                                      2,500           1,776
                                                   ------          ------
Total debt                                         14,680          12,206

Due to affiliates                                     224             932
Accrued interest and other liabilities                102              97
                                                   ------          ------
Total liabilities                                  15,006          13,235

Deferred discount revenue                              62              46

Shareholder's equity:
  Common stock                                          1               1
  Capital surplus                                     129             129
  Retained earnings                                 1,595           1,532
                                                   ------          ------
Total shareholder's equity                          1,725           1,662
                                                   ------          ------
Total liabilities and shareholder's equity        $16,793         $14,943
                                                   ======          ======


            See notes to condensed consolidated financial statements.






                                       -3-



                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
                                   (millions)
                                  (Unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                   --------------------   -------------------
                                      1994       1993        1994      1993
                                      ----       ----        ----      ----
Revenues:
  Revenue earned from purchased
   accounts receivable                $311       $300        $592      $598
  Interest income from affiliates       21         17          39        34
  Interest income from investments      23         18          36        31
  Other income                           1          1           3         3
                                       ---        ---         ---       ---
  Total                                356        336         670       666

Expenses:
  Interest                             176        158         326       306
  Provision for doubtful accounts,
    net of recoveries                  124        138         243       260
  Other expenses                         3          1           4         3
                                       ---        ---         ---       ---
  Total                                303        297         573       569

  Income before taxes and extra-
    ordinary charge                     53         39          97        97
  Income tax provision                  19         14          34        33
                                       ---        ---         ---       ---
  Income before extraordinary charge    34         25          63        64
  Extraordinary charge for early
    retirement of debt (net of income
    tax benefit)                         -          -           -        10
                                       ---        ---         ---       ---
  Net income                          $ 34       $ 25        $ 63      $ 54
                                       ===        ===         ===       ===

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
              -----------------------------------------------------
                                   (millions)
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                           ------------------
                                                             1994      1993
                                                             ----      ----
Retained earnings at beginning of period                   $1,532    $1,542
Net income                                                     63        54
                                                            -----     -----
Retained earnings at end of period                         $1,595    $1,596
                                                            =====     =====

            See notes to condensed consolidated financial statements.
                                       -4-


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (millions)
                                  (Unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                            1994       1993
                                                            ----       ----
Cash Flows from Operating Activities:
Net income                                                $   63     $   54
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
Extraordinary charge for early retirement of debt              -         15
Provision for doubtful accounts, net of recoveries           243        260
Amortization of deferred underwriting fees and bond
  discount/premium                                             1          2
Increase (decrease) in deferred discount revenue              16        (26)
(Increase) decrease in deferred tax assets                    (5)        25
Increase in interest receivable and
  operating assets                                            (3)       (47)
Increase in accrued interest and other liabilities             3         18
Decrease in due to affiliates                                (14)        (5)
- ----------------------------------------------------------------------------
  Net cash provided by operating activities                  304        296
- ----------------------------------------------------------------------------
Cash Flows from Investing Activities:
(Increase) decrease in accounts receivable                  (477)       156
Purchase of net secured receivables from an affiliate        (85)         -
Recoveries of accounts receivable previously written off      88         91
Repayment from affiliates of loans and deposits                -        140
Decrease in due to affiliates from purchased receivables    (704)      (835)
- ----------------------------------------------------------------------------
  Net cash used in investing activities                   (1,178)      (448)
- ----------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net increase in short-term debt with maturity less
  than ninety days                                         5,434      1,606
Proceeds from issuance of debt                             2,294      2,992
Repayment of debt                                         (5,260)    (3,411)
- ----------------------------------------------------------------------------
  Net cash provided by financing activities                2,468      1,187
- ----------------------------------------------------------------------------
Net increase in cash and cash equivalents                  1,594      1,035
Cash and cash equivalents at beginning of period             257        126
- ----------------------------------------------------------------------------
  Cash and cash equivalents at end of period              $1,851     $1,161
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

    The condensed consolidated financial statements for June 30, 1994 and 1993 are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 1994 and December 31, 1993 and the consolidated results of its operations, changes in its retained earnings and cash flows for the six-month periods ended June 30, 1994 and 1993. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the six-month periods ended June 30, 1994 and 1993, Credco paid $341 million and $307 million of interest, respectively. Income taxes paid for each of the six-month periods ended June 30, 1994 and 1993 were $54.9 million and $3.7 million, respectively.

3. In May 1994, Credco issued a $910 million variable rate bond at current interest rates, which is included in long-term debt, to American Express Company due June 1, 2004, as part of a redeployment of corporate assets by American Express Company.


Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Credco is primarily engaged in the business of purchasing a major portion of the Cardmember receivables arising from the use of the American Express R
Card, American Express  R  Gold Card, Platinum Card  R   and Corporate Card,
issued in the United States, including certain related extended payment plan receivables, and in designated currencies outside the United States. Credco also purchases certain receivables arising from the use of the Optima sm
Card. These Cardmember receivables are purchased without recourse from TRS and certain of its subsidiaries. As of June 30, 1994, there were
35.6 million Cards in force worldwide. In addition, Credco purchases certain secured interest-bearing receivables from an affiliate. Credco generally purchases non-interest-bearing Cardmember receivables at face amount less a specified discount agreed upon from time to time and interest-bearing Cardmember receivables at face amount. Non-interest-bearing Cardmember receivables are purchased under agreements that generally provide that the discount rates shall not be lower than a rate that yields earnings to Credco equal to at least 1.25 times fixed charges on an annual basis. The agreements also provide that consideration will be given from time to time to revising the discount rate to reflect changes in money market interest rates or significant changes in the collectibility of receivables.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The average discount rate for the six-month periods ended June 30, 1994 and 1993 was 1.0 percent and 1.08 percent, respectively. The ratio of earnings to fixed charges for the six-month periods ended June 30, 1994, and 1993 was 1.30 and 1.32, respectively. For the first six months of 1993, the ratio of earnings to fixed charges calculated in accordance with the Receivables Agreements after the impact of the extraordinary charge was 1.27. Pretax income depends primarily on the volume and collectibility of American Express Cardmember receivables purchased, the discount rates applicable thereto, and the relationship of total discount to Credco's interest expense.

Credco purchased $53.4 billion and $45.9 billion of Cardmember receivables during the six-month periods ended June 30, 1994 and 1993, respectively.
At June 30, 1994 and 1993, Credco owned $11.9 billion and $10.1 billion, respectively, of non-interest-bearing receivables. These amounts include
$1.4 billion and $1.2 billion, respectively, of gross participation interests in non-interest bearing receivables arising out of TRS's asset securitization program. In addition, at June 30, 1994 and 1993, Credco owned extended payment plan receivables totalling $1.3 billion and $1.1 billion, respectively. These amounts consist of certain interest-bearing extended payment plan receivables and deferred merchandise receivables. For the six-month periods ended June
30, 1994 and 1993, the average life of Cardmember receivables owned by Credco was 42.5 and 42.8 days, respectively. Credco generally writes off against its reserve for doubtful accounts the total balance of non-interest-bearing receivables for which any portion remains unpaid twelve months from the date of original billing. Interest-bearing receivables are written off when six contractual payments by the Cardmember are past due. Accounts are written off earlier if deemed uncollectible.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 1994 and 1993 were .43 percent and .59 percent, respectively. This decrease is due to a reduction in write-offs and an increase in the volume of Cardmember receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 1994, compared with the six-month period ended June 30, 1993 (in millions):

     Revenue earned from purchased accounts receivable -
     changes attributable to:
         Volume of receivables purchased                          $ 98
         Discount and interest rates                              (104)
                                                                   ---
             Total                                                $ (6)
                                                                   ===
     Interest income from affiliates - changes attributable to:
          Volume of average investments outstanding               $ (1)
          Interest rates                                             6
                                                                   ---
             Total                                                $  5
                                                                   ===

     Interest income from investments changes attributable to:
          Volume of average investments                           $ (1)
          Interest rates                                             6
                                                                   ---
             Total                                                $  5
                                                                   ===

     Interest expense - changes attributable to:
          Volume of average debt outstanding                      $ 37
          Interest rates                                           (17)
                                                                   ---
             Total                                                $ 20
                                                                   ===
     Provision for doubtful accounts - changes attributable to:
          Volume of receivables purchased                         $ 57
          Provision rates and volume of recoveries                 (74)
                                                                   ---
             Total                                                $(17)
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


                           AMERICAN EXPRESS CREDIT CORPORATION
                                      (REGISTRANT)


                                 /s/ Vincent P. Lisanke
                                 Vincent P. Lisanke
                                 President and CEO
                                 August 10, 1994

                                 /s/ C. J. Martin
                                 C. J. Martin
                                 Vice President - Finance
                                 (Chief Accounting Officer)
                                 August 10, 1994

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