Form 10-Q
period 1994-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1994-11-10
CIK 4969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1994

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

          Class                             Outstanding at November 10, 1994
- ----------------------------                ---------------------------------
Common Stock, $.10 par value                1,504,938 shares




                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    Form 10-Q

                                      INDEX
                                                               Page No.
                                                               --------

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   --------------------

                   Condensed consolidated balance
                   sheet - September 30, 1994 and
                   December 31, 1993                              3

                   Condensed consolidated statement
                   of income - three and nine months ended
                   September 30, 1994 and 1993                    4

                   Condensed consolidated statement of
                   retained earnings - nine months ended
                   September 30, 1994 and 1993                    4

                   Condensed consolidated statement
                   of cash flows - nine months ended
                   September 30, 1994 and 1993                    5

                   Notes to condensed consolidated
                   financial statements                           6

          Item 2.  Management's Discussion and Analysis
                   ------------------------------------
                   of Financial Condition and Results
                   ----------------------------------
                   of Operations                                  6
                   -------------

Part II.  OTHER INFORMATION

          Item 6.  ExhibitS and Reports on Form 8-K               9
                   --------------------------------














                                       -2-


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)
                                   PART I
                                   ------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (millions)
                                                 (Unaudited)
                                                September 30,   December 31,
                                                    1994            1993
                                                -------------   ------------
Assets
- ------
Cash and cash equivalents                         $ 2,693         $   257

Accounts receivable                                12,208          12,968
  Less reserve for doubtful accounts                  491             542
                                                   ------          ------
                                                   11,717          12,426

Loan to affiliate                                   2,000           2,000
Deferred charges and other assets                     244             260
                                                   ------          ------
Total assets                                      $16,654         $14,943
                                                   ======          ======
Liabilities and Shareholder's Equity
- ------------------------------------
Short-term debt                                   $12,248         $ 9,738
Current portion of long-term debt                     444             692
Long-term debt                                      1,984           1,776
                                                   ------          ------
Total debt                                         14,676          12,206

Due to affiliates                                      74             932
Accrued interest and other liabilities                100              97
                                                   ------          ------
Total liabilities                                  14,850          13,235

Deferred discount revenue                              44              46

Shareholder's equity:
  Common stock                                          1               1
  Capital surplus                                     129             129
  Retained earnings                                 1,630           1,532
                                                   ------          ------
Total shareholder's equity                          1,760           1,662
                                                   ------          ------
Total liabilities and shareholder's equity        $16,654         $14,943
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






                                       -3-



                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
                                   (millions)
                                  (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                   --------------------   -------------------
                                      1994       1993        1994      1993
                                      ----       ----        ----      ----
Revenues:
  Revenue earned from purchased
   accounts receivable                $287       $283      $  879      $881
  Interest income from affiliates       25         18          64        52
  Interest income from investments      26         18          62        49
  Other income                           2          2           5         5
                                       ---        ---       -----       ---
  Total                                340        321       1,010       987

Expenses:
  Interest                             195        148         521       454
  Provision for doubtful accounts,
    net of recoveries                   90        107         333       367
  Other expenses                         2          2           6         5
                                       ---        ---         ---       ---
  Total                                287        257         860       826

  Income before taxes and extra-
    ordinary charge                     53         64         150       161
  Income tax provision                  18         17          52        50
                                       ---        ---         ---       ---
  Income before extraordinary charge    35         47          98       111
  Extraordinary charge for early
    retirement of debt (net of income
    tax benefit)                         -         12           -        22
                                       ---        ---         ---       ---
  Net income                          $ 35       $ 35        $ 98      $ 89
                                       ===        ===         ===       ===

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
              -----------------------------------------------------
                                   (millions)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------
                                                             1994      1993
                                                             ----      ----
Retained earnings at beginning of period                   $1,532    $1,542
Net income                                                     98        89
                                                            -----     -----
Retained earnings at end of period                         $1,630    $1,631
                                                            =====     =====

            See notes to condensed consolidated financial statements.
                                       -4-


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (millions)
                                  (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            1994       1993
                                                            ----       ----
Cash Flows from Operating Activities:
Net income                                                $   98     $   89
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
Extraordinary charge for early retirement of debt              -         34
Provision for doubtful accounts, net of recoveries           333        367
Amortization of deferred underwriting fees and bond
  discount/premium                                             1          3
Decrease in deferred discount revenue                         (2)       (16)
(Increase) decrease in deferred tax assets                   (14)        27
Increase in interest receivable and
  operating assets                                            (7)       (48)
Increase (decrease) in accrued interest and other
   liabilities                                                 1        (59)
Increase in due to affiliates                                 13         29
- ----------------------------------------------------------------------------
  Net cash provided by operating activities                  423        426
- ----------------------------------------------------------------------------
Cash Flows from Investing Activities:
Increase in accounts receivable                             (551)      (430)
Sale of net accounts receivable to an affiliate            1,192        914
Purchase of participation interest in accounts
  receivable from an affiliate                            (1,170)      (996)
Sale of participation interest in accounts receivable
  to an affiliate                                            920        640
Purchase of net accounts receivable from an affiliate          -        (30)
Purchase of net secured receivables from an affiliate        (85)         -
Recoveries of accounts receivable previously written off     132        133
Repayment from affiliates of loans and deposits                -        140
Decrease in due to affiliates from purchased receivables    (887)      (373)
- ----------------------------------------------------------------------------
  Net cash used in investing activities                     (449)        (2)
- ----------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net increase in short-term debt with maturity less
  than ninety days                                         6,042        208
Proceeds from issuance of debt                             2,044      6,770
Repayment of debt                                         (5,624)    (5,271)
- ----------------------------------------------------------------------------
  Net cash provided by financing activities                2,462      1,707
- ----------------------------------------------------------------------------
Net increase in cash and cash equivalents                  2,436      2,131
Cash and cash equivalents at beginning of period             257        126
- ----------------------------------------------------------------------------
  Cash and cash equivalents at end of period              $2,693     $2,257
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

    The condensed consolidated financial statements for September 30, 1994 and 1993 are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position of Credco at September 30, 1994 and December 31, 1993 and the condensed consolidated results of its operations, changes in its retained earnings and cash flows for the nine-month periods ended September 30, 1994 and 1993. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the nine-month periods ended September 30, 1994 and 1993, Credco paid $539 million and $530 million of interest, respectively. Income taxes paid for each of the nine-month periods ended September 30, 1994 and 1993 were $55 million and $21 million, respectively.

3. In July 1994, Credco purchased a $300 million variable rate bond at current interest rates, from American Express Company due to mature July 15, 2004. The net amount of indebtedness to American Express Company is included in long-term debt.

4. As part of American Express Travel Related Services Company, Inc's. (TRS) asset securitization program, in July 1994, Credco sold back to TRS $1.2 billion of gross receivables arising under specified domestic, consumer Cardmember accounts. TRS sold these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to its subsidiary, American Express Receivables Financing Corporation (RFC), which conveyed them to American Express Master Trust (the "Trust"). This resulted in an increase in the participation interest of a subsidiary of Credco, Credco Receivables Corp. ("CRC"), in securitized receivables, for which CRC paid $1.2 billion. In September 1994, the Trust issued $900 million of receivables trust certificates in three series. At the time of such issuance, CRC, sold, at face amount less applicable reserve, $972 million of gross participation interest in RFC's sellers interest to RFC.


Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------
Credco is primarily engaged in the business of purchasing a major portion of the Cardmember receivables arising from the use of the American Express R
Card, American Express  R  Gold Card, Platinum Card  R   and Corporate Card,
issued in the United States, including certain related extended payment plan receivables, and in designated currencies outside the United States. Credco also purchases certain receivables arising from the use of the Optima sm Card. These Cardmember receivables are purchased without recourse from TRS

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


and certain of its subsidiaries. As of September 30, 1994, there were 35.6 million Cards in force worldwide. In addition, Credco purchases certain secured interest-bearing receivables from an affiliate. Credco generally purchases non-interest-bearing Cardmember receivables at face amount less a specified discount agreed upon from time to time and interest-bearing Cardmember receivables at face amount. Non-interest-bearing Cardmember receivables are purchased under agreements that generally provide that the discount rates shall not be lower than a rate that yields earnings to Credco equal to at least 1.25 times fixed charges on an annual basis. The agreements also provide that consideration will be given from time to time to revising the discount rate to reflect changes in money market interest rates or significant changes in the collectibility of receivables.

The average discount rate for the nine-month periods ended September 30, 1994 and 1993 was .96 percent and 1.12 percent, respectively. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 1994, and 1993 was 1.29 and 1.35, respectively. For the first nine months of 1993, the ratio of earnings to fixed charges calculated in accordance with the Receivables Agreements after the impact of the extraordinary charge was 1.28. Pretax income depends primarily on the volume and collectibility of American Express Cardmember receivables purchased, the discount rates applicable thereto, and the relationship of total discount to Credco's interest expense.

Credco purchased $80.5 billion and $69 billion of Cardmember receivables during the nine-month periods ended September 1994 and 1993, respectively.
At September 30, 1994 and 1993, Credco owned $10.9 billion and $9.9 billion, respectively, of non-interest-bearing receivables. These amounts include
$1.5 billion of gross participation interests in non-interest bearing receivables arising out of TRS's asset securitization program at each September 30, 1994 and 1993. In addition, at September 30, 1994 and 1993, Credco owned extended payment plan receivables totalling $1.3 billion and $1.1 billion, respectively. These amounts consist of certain interest-bearing extended payment plan receivables and deferred merchandise receivables. For the nine-month periods ended September 30, 1994 and 1993, the average life of Cardmember receivables owned by Credco was 42.7 and 43.1 days, respectively. Credco generally writes off against its reserve for doubtful accounts the total balance of non-interest-bearing receivables for which any portion remains unpaid twelve months from the date of original billing. Interest-bearing receivables are written off when six contractual payments by the Cardmember are past due. Accounts are written off earlier if deemed uncollectible.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the nine-month periods ended September 30, 1994 and 1993 were .42 percent and .60 percent, respectively. This decrease is due to a reduction in write-offs and an increase in the volume of Cardmember receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 1994, compared with the nine-month period ended September 30, 1993 (in millions):

     Revenue earned from purchased accounts receivable -
     changes attributable to:
         Volume of receivables purchased                          $142
         Discount and interest rates                              (144)
                                                                   ---
             Total                                                $ (2)
                                                                   ===
     Interest income from affiliates - changes attributable to:
          Volume of average investments outstanding               $ (2)
          Interest rates                                            14
                                                                   ---
             Total                                                $ 12
                                                                   ===

     Interest income from investments changes attributable to:
          Volume of average investments                           $ (1)
          Interest rates                                            14
                                                                   ---
             Total                                                $ 13
                                                                   ===

     Interest expense - changes attributable to:
          Volume of average debt outstanding                      $ 55
          Interest rates                                            12
                                                                   ---
             Total                                                $ 67
                                                                   ===
     Provision for doubtful accounts - changes attributable to:
          Volume of receivables purchased                         $ 85
          Provision rates and volume of recoveries                (119)
                                                                   ---
             Total                                                $(34)
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

              27.  Financial data schedule.

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


                           AMERICAN EXPRESS CREDIT CORPORATION
                                      (REGISTRANT)


                                 /s/ Vincent P. Lisanke
                                 Vincent P. Lisanke
                                 President and CEO
                                 November 10, 1994

                                 /s/ C. J. Martin
                                 C. J. Martin
                                 Vice President - Finance
                                 (Chief Accounting Officer)
                                 November 10, 1994

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


Exhibit 27.  Financial Data Schedule                Electronically filed
                                                    herewith.