Form 10-K405
AMERICAN EXPRESS CREDIT CORP
filed 1995-03-31
CIK 4969

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 ---------
                                 FORM 10-K
                                 ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from         to
                        Commission File No. 1-6908
                    AMERICAN EXPRESS CREDIT CORPORATION
           (Exact name of Registrant as specified in its charter)

               Delaware                               11-1988350
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)
One Rodney Square, Wilmington, Delaware                 19801
(Address of principal executive                       (Zip Code)
offices)

    Registrant's telephone number including area code:  (302) 594-3350

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
    Title of each class                              on which registered
--------------------------------------
6 1/8% Senior Debentures due June  15, 2000          New York  Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 30, 1995, 1,504,938 shares were outstanding.

Documents Incorporated by Reference:  None

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

American Express Card Business

   The Card is issued by TRS. Cards are currently issued in 35 currencies. The Card, which is issued to individuals for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods and services in the United States and in most countries around the world at establishments that have agreed to accept the Card. TRS accepts from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided.

   Except in the case of the Optima Card, the Card is primarily designed for use as a method of payment and not as a means of financing purchases of goods and services and carries no pre-set spending limit. Charges are approved based on a Cardmember's past spending and payment patterns, credit history and personal resources. Except in the case of the Optima Card and certain extended payment plans, payment of the full amount billed each month is due from the Cardmember upon receipt of the bill, and no finance charges are assessed. Card accounts that are past due by a given number of days are subject, in most cases, to a delinquency assessment.

   The Optima Card is a revolving credit card which is marketed to individuals in the United States and several other countries.

   The American Express Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations. Federal legislation regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. These laws and regulations have not had, and are not expected to have, a material adverse effect on the Card and consumer lending businesses, either in the United States or on a worldwide basis.

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

   Credco purchases Cardmember receivables without recourse. Amounts resulting from unauthorized charges (for example, those made with a lost or stolen Card) are excluded from the definition of "receivables" under the Receivables Agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, TRS repurchases the charge from Credco.

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

   Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco; however, Credco purchases certain extended payment plan receivables. At December 31, 1994 and 1993, extended payment plan receivables owned by Credco totaled $1.5 billion and $1.1 billion respectively, representing 10.4 percent and 8.8 percent, respectively, of all receivables owned by Credco. These extended payment plan receivables consist of certain interest-bearing extended payment plan receivables comprised principally of Optima and Sign & Travel accounts and non-interest-bearing deferred merchandise receivables.

   As part of TRS's asset securitization program, Credco purchases participation interests in securitized receivables. See note 3 in "Notes to Consolidated Financial Statements" appearing herein.

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

   The Receivables Agreements may be terminated at any time by the parties thereto. Alternatively, such parties may agree to reduce the required 1.25 fixed charge coverage ratio, which could result in lower discount rates and, consequently, lower revenues and net income of Credco.

Volume of Business

   The following table shows the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, during each of the years indicated, together with the receivables owned by Credco at the end of such years (millions):

               Volume of Cardmember            Cardmember Receivables Owned
               Receivables Purchased                 at December 31,

Year        Domestic   Foreign   Total          Domestic   Foreign    Total
----        --------   ------- --------         --------   -------  -------
1994        $83,851    $25,639 $109,490         $11,273     $2,747  $14,020
1993         80,202     14,635   94,837          10,758      2,210   12,968
1992         81,311     13,041   94,352          10,412      1,287   11,699
1991         80,844     18,934   99,778          10,581      1,639   12,220
1990         87,323     16,117  103,440          11,278      1,790   13,068

   TRS's asset securitization program disclosed above reduced the volume of domestic Cardmember receivables purchased and the amount owned by Credco at December 31, 1994, 1993 and 1992.

   In July 1993, Credco began purchasing certain foreign currency Cardmember receivables which had been sold to an affiliate during the period from December 1991 through June 1993. In December 1993, Credco repurchased participation interests in a portion of its foreign receivables which had previously been sold to an affiliate during the period from December 1991 through November 1993. These transactions increased the volume of foreign Cardmember receivables purchased and the amount owned by Credco from December 31, 1993.

   The average life of Cardmember receivables owned by Credco for each of the five years ending December 31, 1994 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates) was 43 days.

   The following table shows the aging of billed, non-interest-bearing Cardmember receivables:

                                                 December 31,
                                         1994                    1993
    -------------------------------------------------------------------
     Current                             78.4%                   80.5%
     30 to 59 days                       15.8                    14.0
     60 to 89 days                        2.4                     2.0
     90 days and over                     3.4                     3.5

Loss Experience

   Credco generally writes off against its reserve for doubtful accounts the total balance in an account for which any portion remains unpaid 12 months from the date of original billing for non-interest-bearing Cardmember receivables and after six contractual payments are past due for interest-bearing Cardmember receivables. Accounts are written off earlier if deemed uncollectible.

   The following table sets forth Credco's write-offs, net of recoveries for the year, expressed as a percentage of the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, in each of the years indicated:

                                   Year
---------------------------------------------------------------------------
          1994         1993         1992          1991          1990
          ----         ----         ----          ----          ----
          .41%         .57%         .70%          .81%          .70%

Sources of Funds

   Credco's business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank lines of credit and issuances of medium and long-term debt, as well as through operations. The weighted average interest costs on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were:

                                      Weighted Average
                   Year                 Interest Cost
                   ----                 -------------
                   1994                      5.06%
                   1993                      4.61
                   1992                      5.80
                   1991                      7.54
                   1990                      8.85

   From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 1994 was $2.7 billion. At December 31, 1994, the amount borrowed was $2.0 billion. See notes 4 and 5 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

Foreign Operations
     See notes 2, 7 and 10 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.

Employees
   At December 31,1994, Credco had 51 employees.

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

   Omitted pursuant to General Instruction J(2)(c) to Form 10-K.


                                  PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS.

   American Express, through a wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco's common stock.

   Credco paid dividends of $100 million and $125 million to TRS in December, 1994 and 1993, respectively.

   For information about limitations on Credco's ability to pay dividends, see note 6 in "Notes to Consolidated Financial Statements" appearing herein.

Item 6.  SELECTED FINANCIAL DATA.

   The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31, 1994.
                               1994     1993     1992      1991     1990
                               ----     ----     ----      ----     ----
                                           (dollars in millions)
     Income Statement Data

     Revenues                 1,401    1,282    1,605     2,070    2,131

     Interest expense           736      599      728       946    1,022

     Provision for doubtful
       accounts, net of
       recoveries               443      475      661       855      811

     Income tax provision        75       64       70        87       99

     Extraordinary charge net
       of taxes                   -       22        -         -        -

     Net income                 139      115      138       174      191

     Balance Sheet Data

     Accounts receivable     14,020   12,968   11,699    12,220   13,068

     Reserve for doubtful
       accounts                (498)    (542)    (603)     (731)    (719)

     Total assets            16,868   14,943   13,631    14,127   14,222

     Short-term debt         11,525    9,738    7,581     7,918    7,450

     Current portion of
      long-term debt            405      692      969       768      823

     Long-term debt           2,282    1,776    2,303     3,136    3,403

     Shareholder's equity     1,733    1,662    1,672     1,784    1,610

     Cash Dividends             100      125      250         -        -

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Credco's receivables portfolio consists of charge card receivables, participation interests in charge card receivables and extended payment plan receivables purchased without recourse from TRS throughout the world. At December 31, 1994 and 1993, respectively, Credco owned $12.6 billion and $11.8 billion of charge card receivables and participations in charge card receivables, representing 89.6 percent and 91.2 percent of the total receivables owned, and $1.5 billion and $1.1 billion of extended payment plan receivables, representing 10.4 percent and 8.8 percent of the total receivables owned.

At December 31, 1994 and 1993, $2 billion of variable rate loans made to American Express Centurion Bank ("Centurion Bank") were outstanding, which are secured by Optima receivables owned by Centurion Bank. The loan agreements require Centurion Bank to maintain, as collateral, Optima receivables equal to the outstanding loan balance plus an amount equal to three times the receivable reserve applicable to such Optima receivables.

Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $10.0 billion for 1994 and $8.7 billion for 1993.

An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. At December 31, 1994 and 1993, Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had outstanding borrowings of $42 million and $58 million, respectively, under these committed lines of credit. In addition, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $150 million and $65 million at December 31, 1994 and 1993, respectively.

In May 1994, Credco issued a $910 million variable rate bond at current interest rates to American Express due June 1, 2004, as part of a redeployment of corporate assets by American Express. In July 1994 and December 1994, Credco purchased $300 million and $350 million, respectively, of variable rate bonds at current interest rates from American Express due July 15, 2004. At December 31, 1994, these amounts were included in long-term debt and loans and deposits with affiliates, respectively. During 1994, 1993 and 1992, Credco's average long-term debt outstanding was $2.6 billion, $2.8 billion and $3.7 billion, respectively. At December 31, 1994, Credco had $810 million of medium and long-term debt which may be issued under shelf registrations filed with the Securities and Exchange Commission.

Credco paid dividends to TRS of $100 million and $125 million in December, 1994 and 1993, respectively.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.29, 1.34 and 1.29 in 1994, 1993 and 1992, respectively. The ratio of earnings to fixed charges in 1993 calculated in accordance with the Receivables Agreements after the impact of the extraordinary charge, resulting from the early retirement of debt, was 1.28. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased. The average life of Cardmember receivables was 43 days for each of the years ended December 31, 1994, 1993 and 1992.

   The following is an analysis of the increase (decrease) in key revenue and expense accounts (millions):
---------------------------------------------------------------------------
                                                    1994     1993     1992
---------------------------------------------------------------------------
Revenue earned from purchased accounts
  receivable-changes attributable to:
    Volume of receivables purchased                $ 186    $  24    $ (89)
    Discount rate                                   (112)    (334)    (333)
---------------------------------------------------------------------------
         Total                                     $  74    $(310)   $(422)
---------------------------------------------------------------------------
Interest income from affiliates-changes
  attributable to:
    Average loans                                  $   3    $  (7)   $  19
    Interest rates                                    28      (14)     (51)
---------------------------------------------------------------------------
         Total                                     $  31    $ (21)   $ (32)
---------------------------------------------------------------------------
Interest income from investments-changes
  attributable to:
    Average investments                            $  (8)   $  14    $  34
    Interest rates                                    21      (11)     (40)
---------------------------------------------------------------------------
         Total                                     $  13    $   3    $  (6)
---------------------------------------------------------------------------
Interest expense-changes attributable to:
    Average debt                                   $  73    $  24    $   1
    Interest rates                                    64     (153)    (219)
---------------------------------------------------------------------------
         Total                                     $ 137    $(129)   $(218)
---------------------------------------------------------------------------
Provision for doubtful accounts-changes
  attributable to:
    Volume of receivables purchased                $ 104    $   9    $ (57)
    Provision rates and volume of recoveries        (136)    (195)    (137)
---------------------------------------------------------------------------
         Total                                     $ (32)   $(186)   $(194)
---------------------------------------------------------------------------

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         1.  Financial Statements.

             See "Index to Financial Statements" at page F-1 hereof.

         2.  Supplementary Financial Information.

             (a) Selected quarterly financial data. See note 11 in "Notes to Consolidated Financial Statements" appearing herein.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K.

          (a)   1.  Financial Statements:
                    See "Index to Financial Statements" at page F-1 hereof.

                2.  Financial Statement Schedule:
                    See "Index to Financial Statements" at page F-1 hereof.

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

DATE   March 30, 1995        /s/ Vincent P. Lisanke
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

DATE   March 30, 1995       /s/ Vincent P. Lisanke
       --------------       --------------------------------
                            Vincent P. Lisanke
                            President, Chief Executive
                             Officer and Director
                             (principal executive and
                             principal accounting
                             officer)


DATE   March 30, 1995       /s/ Walter S. Berman
       --------------       --------------------------------
                            Walter S. Berman
                            Chairman of the Board
                              and Director (principal financial
                              officer)




DATE   March 30, 1995       /s/ Michael P. Monaco
       --------------       --------------------------------
                            Michael P. Monaco
                            Director

                    AMERICAN EXPRESS CREDIT CORPORATION

                       INDEX TO FINANCIAL STATEMENTS
                 COVERED BY REPORT OF INDEPENDENT AUDITORS

                               (Item 14(a))


                                                         Page Number
                                                   -----------------------
Financial Statements

   Report of independent auditors...............            F - 2

   Consolidated statements of income for the
   three years ended December 31, 1994 .........            F - 3

   Consolidated balance sheets at December 31,
   1994 and 1993 ...............................            F - 4

   Consolidated statements of cash flows for
   the three years ended December 31, 1994......            F - 5

   Consolidated statements of shareholder's equity
   for the three years ended December 31, 1994              F - 6


   Notes to consolidated financial statements ..            F - 7 to F - 15


Schedule:

   II - Valuation and qualifying accounts for
        the years ended December 31, 1994,
        1993 and 1992  .........................            F - 16


   All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT AUDITORS
---------------------------------------------------------------------------

The Board of Directors
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of American Express Credit Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              Ernst & Young LLP




New York, New York
February 2, 1995

                    AMERICAN EXPRESS CREDIT CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (millions)

-------------------------------------------------------------------------
Year Ended December 31,                   1994          1993       1992
-------------------------------------------------------------------------


Revenues

Revenue earned from purchased
  accounts receivable                    $1,213       $1,139        $1,449
Interest income from affiliates             101           70            91
Interest income from investments             80           67            64
Other income                                  7            6             1
---------------------------------------------------------------------------
    Total                                 1,401        1,282         1,605
---------------------------------------------------------------------------

Expenses

Interest                                    736          599           728
Provision for doubtful accounts, net
  of recoveries of $177, $175 and $201      443          475           661
Operating expenses                            8            7             8
---------------------------------------------------------------------------
     Total                                1,187        1,081         1,397
---------------------------------------------------------------------------

Income before taxes                         214          201           208
Income tax provision                         75           64            70
---------------------------------------------------------------------------

Income before extraordinary charges         139          137           138
Extraordinary charges for early
retirement of debt (net of income
taxes of $12 million)                         -           22             -
---------------------------------------------------------------------------

  Net income                             $  139       $  115        $  138
---------------------------------------------------------------------------
---------------------------------------------------------------------------

See notes to consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (millions)


-----------------------------------------------------------------------------

December 31,                                   1994                   1993
-----------------------------------------------------------------------------

Assets

Cash and cash equivalents                   $   460                $   257

Accounts receivable                          14,020                 12,968
  Less reserve for doubtful accounts            498                    542
-----------------------------------------------------------------------------
                                             13,522                 12,426
Loans and deposits with affiliates            2,650                  2,000
Deferred charges and other assets               236                    260
-----------------------------------------------------------------------------
     Total assets                           $16,868                $14,943
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Liabilities and shareholder's equity

Short-term debt                             $11,525                $  9,738
Current portion of long-term debt               405                     692
Long-term debt                                2,282                   1,776
Due to affiliates                               707                     932
Accrued interest and other liabilities          121                      97
-----------------------------------------------------------------------------
     Total  liabilities                      15,040                  13,235
-----------------------------------------------------------------------------

Deferred discount revenue                        95                      46
-----------------------------------------------------------------------------

Shareholder's equity:
Common stock-authorized 3,000,000
   shares of $.10 par value; issued
   and outstanding 1,504,938 shares               1                       1
Capital surplus                                 161                     129
Retained earnings                             1,571                   1,532
-----------------------------------------------------------------------------
     Total shareholder's equity               1,733                   1,662
-----------------------------------------------------------------------------
     Total liabilities and shareholder's
      equity                                $16,868                 $14,943
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See notes to consolidated financial statements.


                    AMERICAN EXPRESS CREDIT CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(millions)
Year Ended December 31,                                 1994      1993   1992
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                            $  139   $  115  $  138
Adjustments to reconcile net income to net cash
  provided by operating activities:
Extraordinary charge for early retirement of debt          -       34       -
Provision for doubtful accounts, net of recoveries       443      475     661
Amortization of deferred underwriting fees and
  bond discount/premium                                    2        5       4
Increase (decrease) in deferred discount revenue          48      (26)    (23)
Decrease in deferred tax assets                           38       46       6
(Increase) decrease in interest receivable
  and operating assets                                   (23)     (33)     24
Increase (decrease) in accrued interest and other
  liabilities                                             24      (43)     (1)
Decrease in due to affiliates                            (10)     (16)     (5)
------------------------------------------------------------------------------
  Net cash provided by operating activities              661      557     804
------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Increase in accounts receivable                       (2,434)  (2,488) (1,874)
Sale of net accounts receivable to  an affiliate       1,192      914    2,202
Sale of participation interests in accounts
  receivable to an affiliate                             920        -      297
Repurchase of participation interests from
  affiliates                                          (1,170)    (435) (1,207)
Purchase of net secured receivables from an
  affiliate                                              (85)       -       -
Recoveries of accounts receivable previously
  written off                                            177      175     201
Loans and deposits with affiliates                      (650)       -    (140)
Repayment from affiliates of loans and deposits            -      141       -
Net (decrease) increase in loans from affiliates
  with maturities less than ninety days                 (487)      62     692
------------------------------------------------------------------------------
  Net cash (used in) provided by investing
     activities                                       (2,537)  (1,631)    171

------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Increase in short-term debt, net                       5,238        6     197
Proceeds from issuance of debt                         2,633    9,071   4,750
Redemption of debt                                    (5,692)  (7,747) (5,871)
Dividend paid to TRS                                    (100)    (125)   (250)
------------------------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                        2,079    1,205  (1,174)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash and
  cash equivalents                                         -        -      (2)
------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                       203      131    (201)
------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year           257      126     327
------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $  460   $  257  $  126
------------------------------------------------------------------------------

See notes to consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION

              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

               Years Ended December 31, 1994, 1993 and 1992


                                (millions)


                                    Total
                                 Shareholder's   Common   Capital   Retained
                                   Equity        Shares   Surplus   Earnings
                                 -------------------------------------------
Balances at January 1, 1992        $1,784         $   1   $  129    $1,654

Net Income                            138                              138
Dividends to TRS                     (250)                            (250)
                                     -----         -----     -----    -----

Balances at December 31, 1992       1,672             1       129    1,542

Net Income                            115                              115
Dividends to TRS                     (125)                            (125)
                                     -----         -----     -----    -----
Balances at December 31, 1993       1,662             1       129     1,532

Net Income                            139                               139
Dividends to TRS                     (100)                             (100)
Contributions from TRS                 32                      32
                                    -----         -----     -----      -----
Balances at December 31, 1994      $1,733         $   1     $ 161    $1,571
                                    =====         =====     =====     =====


              See notes to consolidated financial statements.

                   AMERICAN EXPRESS CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
1.  Basis of Presentation

American Express Credit Corporation together with its subsidiaries ("Credco") is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express"). American Express Overseas Credit Corporation Limited together with its subsidiaries ("AEOCC") and Credco Receivables Corp. ("CRC") are wholly-owned subsidiaries of Credco.

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

The fair values of long-term debt and derivative and other off-balance-sheet financial instruments are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

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

Cash and Cash Equivalents

Credco has defined cash and cash equivalents as cash and short-term investments with a maturity of ninety days or less at the time of purchase. At December 31, 1994 and 1993, included in cash and cash equivalents was $75 million and $200 million, respectively, of overnight securities purchased to resell.

3.  Accounts Receivable

At December 31, 1994 and 1993, respectively, Credco owned $12.6 billion and $11.8 billion of charge card receivables and participations in charge card receivables, representing 89.6 percent and 91.2 percent of the total receivables owned. In 1992, Credco purchased participation interests in the seller's interest in Cardmember receivables owned by a Master Trust which was formed by TRS as part of an asset securitization program. In 1994 and 1993, Credco purchased additional participation interests. At December 31, 1994 and 1993, Credco owned approximately $2.2 billion and $2.0 billion, respectively, of participation interests in securitized receivables, representing 15.9 percent and 15.4 percent, respectively, of its total accounts receivable.

Credco purchases certain billed and unbilled Cardmember receivables arising from extended payment plans from certain TRS subsidiaries. Credco owned $1.5 billion and $1.1 billion of these receivables as of December 31, 1994 and 1993, representing 10.4 percent and 8.8 percent, respectively, of its total accounts receivable. Finance charges on such interest-bearing extended payment plan receivables ranged from .67 percent to 1.75 percent per month of the unpaid receivable balance as of December 31, 1994. These finance charges, which are included in revenues, were $181 million, $136 million and $149 million for 1994, 1993 and 1992, respectively.

4.  Short-term Debt

At December 31, short-term debt consisted of (millions):
---------------------------------------------------------------------------
                                                     1994            1993
---------------------------------------------------------------------------
Commercial paper                                   $ 9,849          $8,810
Borrowings from affiliates                           1,127             588
Borrowings under lines of credit                       192             123
Borrowing agreements with bank trust departments
  and others                                           357             217
---------------------------------------------------------------------------
Total short-term debt                              $11,525          $9,738
---------------------------------------------------------------------------

Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

Credco had unused committed credit lines totaling $4.9 billion and $4.4 billion at December 31, 1994 and 1993, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 1994 and 1993.

At December 31, 1994 and 1993, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $150 million and $65 million, respectively, and borrowings under committed lines of credit totaling $42 million and $58 million, respectively.

Credco's annual weighted average short-term interest rate was 4.74 percent,
3.57 percent and 4.73 percent for the years ended December 31, 1994, 1993 and 1992, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 1994, $1.9 billion of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 5.80%.

Credco paid $508 million, $347 million and $356 million of interest on short-term debt obligations in 1994, 1993 and 1992, respectively.

5.  Long-term Debt

--------------------------------------------------------------------------------------------------------------
                                                  1994                                     1993
---------------------------------------------------------------------------------   --------------------------
                                                              Year-End
                                                             Effective
                                    Notional      Year-End    Interest                              Year-End
                      Outstanding  Amount of   Stated Rate   Rate with     Maturity  Outstanding  Stated Rate
December 31, (millions)   Balance      Swaps   on Debt(a,b)   Swaps (b)    of Swaps      Balance   on Debt(b)
-------------------------------------------------------------------------------------------------------------
Senior notes
due 1995-2005               1,285      $825          7.43%       7.64%    1996-2000      $1,687        7.56%
Japanese yen senior bonds,
  due 1995-1996               217        98          8.00%       8.75%         1996         251        7.56%
Variable rate debt with
  American Express due 2004   910         -          5.59%          -             -           -           -
Medium-term notes             270        25          5.40%       5.61%         1997         424        5.40%
Other senior notes              6         -          7.33%          -             -           7        7.33%
Pound sterling note due 1994    -         -             -           -             -          60       10.00%
Canadian dollar note due 1994   -         -             -           -             -          45        4.90%
Net unamortized bond discount  (1)        -             -           -             -          (6)          -
-------------------------------------------------------------------------------------------------------------
  Total long-term debt     $2,687      $948                                              $2,468
-------------------------------------------------------------------------------------------------------------

(a) For the floating rate debt issuance, the stated rate was based on the rate at December 31, 1994; this rate is not an indication of future interest rates.
(b) Weighted average rates were determined where appropriate.

The above table includes the current portion of long-term debt of $405 million and $692 million at December 31, 1994 and 1993, respectively.

The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding at December 31, 1994 and 1993, was $2.6 billion for both years.

Aggregate annual maturities of long-term debt for the five years ending December 31, 1999 are as follows (millions): 1995, $405; 1996, $407; 1997,
$217; 1998, $0; 1999, $350.

Credco paid $222 million, $290 million and $332 million of interest on long-term debt obligations in 1994, 1993 and 1992, respectively.

6.  Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.


7.  Derivative and Other Off-Balance-Sheet Financial Instruments

Credco enters into transactions involving derivative financial instruments for purposes other than trading. Credco uses such derivatives to manage its exposure to interest and foreign exchange rate risks and to manage its funding costs. These instruments are used to provide a more efficient means for Credco to manage its risk exposure than if Credco entered into the cash marketplace. Credco manages risks associated with derivatives as described below.

Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a foreign exchange rate. Credco is not impacted by market risk beyond that inherent in cash market transactions. Foreign currency and certain interest rate products that manage related risks have cash flow and income effects that are inverse to the effects of the underlying transactions. Credco does not enter into derivative contracts with imbedded options or other complex features that would expose it to additional market risk.

Credit exposure is the possibility that the counterparty will not fulfill the terms of the contract. Credco monitors credit exposure related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty and industry, reviewing credit ratings and requiring collateral where appropriate.
The majority of Credco's counterparties are rated A or better by nationally recognized credit rating agencies. Whenever possible, Credco's credit exposure is further reduced through the use of master netting agreements, which allows Credco to settle all contracts under the agreement in one net receipt or payment in the event of counterparty default.

The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts do not represent market risk or credit exposure. The aggregate notional amount of Credco's derivative instruments at December 31, 1994 and 1993 was $5.9 billion ($105 million with an affiliate) and $4.7 billion ($1.3 billion with affiliates), respectively. At December 31, 1994 and 1993, the related credit exposure, which approximates the fair value of contracts in a gain position (asset), was $58 million ($.4 million with an affiliate) and $56 million ($18 million with an affiliate), respectively. The fair value of interest rate and foreign currency products in a loss position (liability) at December 31, 1993 was $90 million ($25 million with affiliates). The fair value represents the replacement cost and is determined by the market values, dealer quotes or pricing models.

The following tables detail information regarding Credco's derivatives:
(millions)

                            Notional    Carrying Value      Fair Value
December 31, 1994            Amount    Asset  Liability   Asset  Liability
-----------------            ------    -----  ---------   -----  ---------
Interest rate swaps          $4,760    $ 33     $ 36      $ 35    $ 109
Forward contracts             1,125       7        1        23        1
                              -----      --       --        --      ---
   Total                     $5,885    $ 40     $ 37      $ 58    $ 110
                              -----      --       --        --      ---

At December 31, 1994, foreign currency forward contracts with an affiliate had a notional amount of $105 million with a carrying value asset and liability of $.4 million and $.1 million, respectively, and a fair value asset and liability of $.4 million and $.1 million, respectively.

(millions)
                                                          Total
                                             Notional    Credit
December 31, 1993                             Amount    Exposure
-----------------                             ------    --------
Interest rate swaps                           $3,903     $ 52
Forward contracts                                751        4
                                               -----      ---
   Total                                      $4,654     $ 56
                                               -----      ---

Interest Rate Products
Credco uses interest rate products, for the most part, to manage funding costs related to charge Card and consumer lending businesses. The principal products used are interest rate swaps, which involve the exchange for a specified period of time of fixed or floating rate interest payments based on a notional or contractual amount.

Credco uses interest rate swaps to obtain the most cost effective and flexible funding structure to fund its charge Card and consumer lending receivables, as well as to lock in the spread on consumer lending receivables. Credco uses interest rate swaps to achieve a targeted, predetermined mix of fixed and floating rate debt to fund its charge Card receivables. These agreements have varying maturities through 2000.

Interest rates charged on Credco's consumer lending receivables are linked to a floating rate base and reprice at three and six month intervals. Credco generally enters into interest rate swaps paying a rate that reprices when the base rate of the underlying consumer lending receivables changes. At December 31, 1994 and 1993, the notional amount of interest rate swaps includes $975 million and $575 million, respectively, of swaps that go into effect subsequent to each such year.

For interest rate swaps that meet the criteria for hedge accounting, interest is accrued and reported in accounts receivable and other assets, or accrued interest and other liabilities, and interest expense, as appropriate.

Foreign Currency Products
Credco uses foreign currency products to manage transactions denominated in foreign currencies.

Foreign currency exposures are hedged, where practicable, through foreign currency forward contracts. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. Foreign currency forward contracts generally mature within one year. At December 31, 1994, Credco had no significant unhedged foreign currency exposures.

For foreign currency contracts that manage transactions denominated in foreign currencies, unrealized gains and losses are reported in other assets and other income, as appropriate. Related premiums and discounts are reported in other assets or other liabilities, as appropriate, and amortized into interest expense over the term of the contract.

Other Off-Balance-Sheet Financial Instruments
Financial institutions have extended lines of credit to Credco of $4.9 billion and $4.4 billion at December 31, 1994 and 1993, respectively.

8.  Transactions with Affiliates

In 1994, 1993 and 1992, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $109 billion, $95 billion and $94 billion, respectively. Receivables Agreements for non-interest-bearing receivables generally provide that Credco purchase such receivables at a discount rate which yields earnings to Credco equal to at least 1.25 times its fixed charges on an annual basis.

The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of the month.

As part of TRS's asset securitization program, in July 1994, Credco sold back to TRS $1.2 billion of gross receivables arising under specified domestic, consumer Cardmember accounts. TRS sold these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to its subsidiary, American Express Receivables Financing Corporation ("RFC"), which conveyed them to American Express Master Trust (the "Trust"). As Credco purchases the sellers' interest in the Trust, this resulted in an increase in the participation interest owned by CRC, in securitized receivables, for which CRC paid $1.2 billion. In September 1994, the Trust issued $900 million of receivables trust certificates in three series. At the time of such issuance, CRC, sold, at face amount less applicable reserve, $972 million of gross participation interest in RFC's sellers interest to RFC.

In July 1993, Credco began repurchasing certain foreign currency Cardmember receivables which had been sold to an affiliate during the period from December 1991 through June 1993. In December 1993, Credco repurchased the participation interests in a portion of its foreign currency receivables which had been previously sold to an affiliate during the period from December 1991 through November 1993.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):

------------------------------------------------------------------------------
                                                      1994      1993      1992
------------------------------------------------------------------------------
Cash and cash equivalents at December 31            $    -    $    3     $  27
Maximum month-end level of cash and cash
  equivalents during the year                           20       229       475
Secured loans to American Express Centurion
  Bank at December 31                                2,000     2,000     2,000
Other loans and deposits to affiliates
  at December 31                                       650         -       140
Maximum month-end level of loans and deposits to
  affiliates during the year                         2,650     2,001     2,140
Borrowings at December 31                            2,037       588       390
Maximum month-end level of borrowings during
  the year                                           2,734     2,451     1,439
Interest income                                        101        70        91
Other income                                             6         6         7
Interest expense                                        96        48        78
------------------------------------------------------------------------------

At December 31, 1994, 1993 and 1992, Credco held $2 billion of variable rate secured loans from American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, and $650 million of variable rate loans with American Express due in 2004. The loans with Centurion Bank are secured by certain interest-bearing extended payment plan receivables owned by Centurion Bank. Interest income from these variable rate loans was $101 million, $67 million and $81 million for 1994, 1993 and 1992, respectively.

In 1994, American Express spun-off Lehman Brothers Holdings Inc. ("Lehman") to its shareholders through a special dividend. References to an affiliate contained in the footnotes, for periods prior to May 1994, include subsidiaries of Lehman.

In 1994, TRS made a noncash contribution to Credco of AEB-CFS Limited, a foreign company incorporated to fund certain Optima Card receivables outside the U.S., for book value.

9.  Income Taxes

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

Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes consist of the following (millions):

---------------------------------------------------------------------------
                                                1994      1993      1992
---------------------------------------------------------------------------

Current                                          $36      $ 18       $64
Deferred                                          39        46         6
-----------------------------------------------------------------------------
Total income tax provision before
  extraordinary item                              75        64        70
Income tax benefit from extraordinary item         -       (12)        -
-----------------------------------------------------------------------------
Total income tax provision                       $75      $ 52       $70
-----------------------------------------------------------------------------

Credco's net deferred tax assets consisted of the following (millions):
----------------------------------------------------------------------------
                                                       1994          1993
-----------------------------------------------------------------------------
Gross deferred tax assets:
     Reserve for loan losses                           $158          $181
-----------------------------------------------------------------------------
     Total gross deferred tax assets                    158           181
Gross deferred tax liabilities:
     Foreign exchange contracts                          (5)           (5)
     Other                                               (3)           (2)
-----------------------------------------------------------------------------
     Total gross deferred tax liabilities                (8)           (7)
-----------------------------------------------------------------------------
     Net deferred tax assets                           $150          $174
-----------------------------------------------------------------------------

Credco has not recorded a valuation allowance.

Federal tax overpayments of $33 million and $14 million at December 31, 1994 and 1993, respectively, are included in due to affiliates.

Income taxes paid to TRS during 1994, 1993 and 1992 were $55 million, $21 million and $75 million, respectively.

The U.S. statutory tax rate and effective tax rate for 1994 and 1993 was approximately 35 percent. In 1993, the U.S. federal tax rate increased from 34 percent to 35 percent, resulting in a one-time benefit of $6 million in Credco's deferred tax assets. As a result of this one-time benefit, the income tax provision for continuing operations for 1993 is different than that computed using the U.S. statutory tax rate of 35 percent. The U.S. statutory tax rate and effective tax rate in 1992 was 34 percent.

10.  Geographic Segments

Credco is principally engaged in the business of purchasing Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):

                                            1994       1993       1992
-----------------------------------------------------------------------
Revenues
  United States                          $ 1,180    $ 1,134    $ 1,425
  International                              221        148        180
-----------------------------------------------------------------------
  Consolidated                           $ 1,401    $ 1,282    $ 1,605
-----------------------------------------------------------------------
Income before taxes
  United States                          $   171    $   173    $   192
  International                               43         28         16
-----------------------------------------------------------------------
  Consolidated                           $   214    $   201    $   208
-----------------------------------------------------------------------
Identifiable assets
  United States                          $14,174    $12,787    $12,233
  International                            2,694      2,156      1,398
-----------------------------------------------------------------------
  Consolidated                           $16,868    $14,943    $13,631
-----------------------------------------------------------------------

11.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (millions):

------------------------------------------------------------------------------
Quarter Ended                                12/31      9/30     6/30     3/31
------------------------------------------------------------------------------
                                                            1994
------------------------------------------------------------------------------
Revenues                                      $391      $340     $356     $314
Income before taxes                             64        53       53       44
Net income                                      41        35       34       29

                                                            1993
------------------------------------------------------------------------------
Revenues                                      $295      $321     $336     $330
Income before taxes                             40        64       39       58
Net income                                      26        35       25       29
------------------------------------------------------------------------------

                    AMERICAN EXPRESS CREDIT CORPORATION
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                (millions)



                                                  1994        1993       1992
                                                 ------      ------     ------

Reserve for doubtful accounts:

Balance at beginning of year                     $  542      $  603      $731
Additions:
  Provision for doubtful accounts
    charged to income (1)                           620         650       862
  Other credits (2)                                  75          55       121
  Foreign translation                                 3           -         -

Deductions:
  Accounts written off                              621         704       864
  Other charges (3)                                 121          62       240
  Foreign translation                                 -           -         7
                                                  -----       -----     -----
Balance at end of year                           $  498      $  542     $ 603
                                                  =====       =====     =====

Reserve for doubtful accounts as a
percentage of Cardmember receivables
owned at year end                                  3.55%       4.18%     5.15%
                                                  =====       =====     =====



(1)  Before recoveries on accounts previously written off of (millions):
     1994-$177, 1993-$175 and 1992-$201.

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


   12         Statement re: computation of ratios  Electronically filed
                                                   herewith.


   23         Consent of Independent Auditors      Electronically filed
                                                   herewith.

   27         Financial Data Schedule              Electronically filed
                                                   herewith.