Form 10-Q/A
period 1994-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1995-05-08
CIK 4969

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q/A

                               Amendment No. 1

[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1994 or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to
                              -----------------   ------------------

                        Commission file number 1-6908

                    AMERICAN EXPRESS CREDIT CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             11-1988350
- -----------------------------------     --------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


  One Rodney Square,  Wilmington, Delaware                  19801
- ------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (302) 594-3350

                                 None
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No
                                                      ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at November 10, 1994
- ---------------------------------------  -------------------------------
Common Stock, $.10 par value                 1,504,938 shares

     This amendment is being filed to amend Exhibit 27 to reflect a multiplier of 1,000,000.





                                     SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






                                         AMERICAN EXPRESS CREDIT CORPORATION
                                                    (Registrant)






        Date: May 8, 1995                  By  /s/ Robert M. Pyle, Jr.
                                               --------------------------
                                               Robert M. Pyle, Jr.
                                               Secretary








                          EXHIBIT INDEX

Exhibit No.
- -----------

   27               Financial Data Schedule, as amended.