Form 10-K405/A
period 1994-12-31
AMERICAN EXPRESS CREDIT CORP
filed 1995-05-08
CIK 4969

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 ---------
                                FORM 10-K/A

                              Amendment No. 1
                                 ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from         to
                        Commission File No. 1-6908

                    AMERICAN EXPRESS CREDIT CORPORATION
           (Exact name of Registrant as specified in its charter)

               Delaware                               11-1988350
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

One Rodney Square, Wilmington, Delaware                 19801
(Address of principal executive offices)                (Zip Code)

    Registrant's telephone number including area code:  (302) 594-3350

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
    Title of each class                              on which registered
- --------------------------------------               ------------------------
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

Documents Incorporated by Reference:  None

       This amendment is being filed to amend Exhibit 27 to reflect a multiplier of 1,000,000.




                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMERICAN EXPRESS CREDIT CORPORATION
                                        (Registrant)


DATE   May 8, 1995             /s/ Robert M. Pyle, Jr.
       --------------        -------------------------------
                               Robert M. Pyle, Jr.
                               Secretary








                            EXHIBIT INDEX


Exhibit No.
- -----------

   27                  Financial Data Schedule, as amended.