Form 10-Q
period 1995-03-31
AMERICAN EXPRESS CREDIT CORP
filed 1995-05-10
CIK 4969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                            ____________________

                                 FORM 10-Q
                            ____________________

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the transition period from ____ to ____
                         Commission File No. 1-6908

                    AMERICAN EXPRESS CREDIT CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                          11-1988350
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

  One Rodney Square, Wilmington,                  19801
             Delaware
 (Address of principal executive               (Zip Code)
             offices)

     Registrant's telephone number, including area code: (302) 594-3350

                                    None
 -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE  CONDITIONS SET FORTH IN  GENERAL INSTRUCTION H (1)
(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X   NO
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                Outstanding at May 10, 1995
- ----------------------------         ---------------------------
Common Stock, $.10 par value         1,504,938 shares



PAGE

                   AMERICAN EXPRESS CREDIT CORPORATION
              ( a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


                                 FORM 10-Q

                              INDEX

                                                      Page
                                                       No.
PART I.  FINANCIAL INFORMATION                        ----

         Item 1. Financial Statements

                 Condensed consolidated statements
                 of income and retained earnings -
                 three months ended March 31, 1995
                 and 1994                                3

                 Condensed consolidated balance
                 sheets - March 31, 1995 and
                 December 31, 1994                       4

                 Condensed consolidated statements
                 of cash flows - three months ended
                 March 31, 1995 and 1994                 5

                 Notes to condensed consolidated
                 financial statements                    6

         Item 2. Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                   6



PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K        7



                                  -2-

                    AMERICAN EXPRESS CREDIT CORPORATION
              ( a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

                                  PART I


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND RETAINED EARNINGS
                                (millions)
                                (Unaudited)


                                         Three Months Ended
                                              March 31,
                                         ------------------
                                           1995      1994
                                           ----      ----
Revenues
Revenue earned from purchased
    accounts receivable                   $ 381     $ 281
Interest income from affiliates              41        18
Interest income from investments             36        13
Other income                                  2         2
                                           ----      ----
Total                                       460       314
                                           ----      ----

Expenses
Interest                                    253       150
Provision for doubtful accounts,
    net of recoveries                       128       119
Other expenses                                2         1
                                           ----      ----
Total                                       383       270
                                           ----      ----

Income before taxes                          77        44
Income tax provision                         27        15
                                           ----      ----
Net income                                   50        29

Retained earnings at beginning of
 period                                   1,571     1,532
                                          -----     -----
Retained earnings at end of period       $1,621    $1,561
                                          =====     =====

         See notes to condensed consolidated financial statements.


                                  -3-






PAGE

                    AMERICAN EXPRESS CREDIT CORPORATION
              ( a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (millions)
                                (Unaudited)

                                  March 31,   December 31,
                                    1995          1994
                                 ----------   ------------
Assets
Cash and cash equivalents          $ 1,405       $   460

Accounts receivable                 13,200        14,020
   Less reserve for doubtful
   accounts                            517           498
                                    ------        ------
                                    12,683        13,522

Loans to affiliates                  2,650         2,650
Deferred charges and other
  assets                               274           236
                                    ------        ------
Total assets                       $17,012       $16,868
                                    ======        ======

Liabilities and shareholder's
  equity
Short-term debt                    $12,093       $11,525
Current portion of long-term
  debt                                 437           405
Long-term debt                       2,117         2,282
                                    ------        ------
Total debt                          14,647        14,212

Due to affiliates                      349           707
Accrued interest and other
  liabilities                          145           121
                                    ------        ------
Total liabilities                   15,141        15,040
                                    ------        ------

Deferred discount revenue               88            95
                                    ------        ------
Shareholder's equity:
     Common stock                        1             1
     Capital surplus                   161           161
     Retained earnings               1,621         1,571
                                    ------        ------
Total shareholder's equity           1,783         1,733
                                    ------        ------
Total liabilities and
  shareholder's equity             $17,012       $16,868
                                    ======        ======

         See notes to condensed consolidated financial statements.
                                  -4-
PAGE

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (millions)
                                (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                               1995      1994
                                               ----      ----
Cash Flows from Operating Activities:
Net income                                    $  50    $   29
Adjustments to reconcile net income to net
 cash and cash equivalents provided by
 operating activities:
 Provision for doubtful accounts, net of
   recoveries                                   128       119
 Amortization of deferred underwriting fees
   and bond discount/premium                      1         -
 Changes in operating assets and
   liabilities:
   Increase in deferred tax assets               (5)       (2)
   Decrease (increase) in interest
     receivable and operating assets            150        (8)
   (Decrease) increase in accrued interest
     and other liabilities                       (7)       27
   Increase (decrease) in due to affiliates      29        (3)
   (Decrease) increase in deferred discount
     revenue                                     (7)       10
                                              -----     -----
Net cash provided by operating activities       339       172
                                              -----     -----

Cash Flows from Investing Activities:
Decrease in accounts receivable                 753       362
Purchase of net secured receivables from
  an affiliate                                    -       (85)
Recoveries of accounts receivable previously
  written off                                    42        44
Decrease in due to affiliates from purchased
  receivables                                  (406)     (368)
                                              -----     -----
Net cash and cash equivalents provided by
  (used in) investing activities                389       (47)
                                              -----     -----
Cash Flows from Financing Activities:
Net (decrease) increase in short-term debt
  with maturity less than ninety days        (2,375)    3,230
Proceeds from issuance of debt                2,776     1,309
Repayment of debt                              (184)   (3,042)
                                              -----     -----
Net cash and cash equivalents provided by
  financing activities                          217     1,497
                                              -----     -----

Net increase in cash and cash equivalents       945     1,622
Cash and cash equivalents at beginning
  of period                                     460       257
                                              -----     -----
Cash and cash equivalents at end of period  $ 1,405   $ 1,879
                                              =====     =====

         See notes to condensed consolidated financial statements.

                                  -5-
PAGE

                    AMERICAN EXPRESS CREDIT CORPORATION
              ( a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  The condensed  consolidated  financial  statements  should  be  read  in
  conjunction  with  the   Annual  Report   of  American   Express  Credit
  Corporation, including its  subsidiaries where appropriate,  (``Credco'')
  on Form  10-K  for  the  year  ended December  31,  1994.    Significant
  accounting policies disclosed therein have not changed.

  The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 1995 and December 31, 1994 and the consolidated results of its operations, changes in its retained earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2.  For the three-month periods ended  March 31, 1995 and  1994, Credco paid
  $305 million and $156  million of interest, respectively.   Income taxes
  paid for each of the three-month periods ended March 31, 1995 and 1994 were $0.8 million and $17 million, respectively.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Credco's pretax  income  depends  primarily on  the  volume  of  Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

The ratio of earnings to fixed charges for the three-month periods ended March 31, 1995 and 1994 was 1.30 and 1.29, respectively.

Credco purchased $27 billion and $26 billion of Cardmember receivables during the three-month periods ended March 31, 1995 and 1994, respectively. At March 31, 1995 and 1994, Credco owned $12 billion and $11 billion, respectively, of non-interest-bearing receivables. At both March 31, 1995 and 1994, non-interest-bearing receivables included $1.4 billion of gross participation interests arising out of American Express Travel Related Services Company, Inc.'s asset securitization program. In addition, at March 31, 1995 and 1994, Credco owned extended payment plan receivables totaling $1.5 billion and $1.3 billion, respectively.

For the three-month periods ended March 31, 1995 and 1994, the average life of Cardmember receivables owned by Credco was 43 and 42 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 1995 and 1994 were .41 percent and .43 percent, respectively.

                                 -6-
PAGE

                    AMERICAN EXPRESS CREDIT CORPORATION
              ( a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)



The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 1995, compared with the three-month period ended March 31, 1994 (in millions):

Revenue earned from purchased accounts receivable-
changes attributable to:
  Volume of receivables purchased                           $ 21
  Discount and interest rates                                 79
                                                            ----
     Total                                                  $100
                                                            ====
Interest income from affiliates - changes attributable to:
  Volume of average investments outstanding                 $  6
  Interest rates                                              17
                                                            ----
     Total                                                  $ 23
                                                            ====
Interest expense - changes attributable to:
  Volume of average debt outstanding                        $ 18
  Interest rates                                              85
                                                            ----
     Total                                                  $103
                                                            ====
Provision for doubtful accounts - changes attributable to:
  Volume of receivables purchased                           $  8
  Provision rates and volume of recoveries                     1
                                                            ----
     Total                                                  $  9
                                                            ====



                       PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               12. Computation in support of ratio of earnings to fixed charges.

               27.    Financial data schedule.

          (b)  Reports on Form 8-K

               None.

PAGE

                    AMERICAN EXPRESS CREDIT CORPORATION
              ( a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AMERICAN EXPRESS CREDIT CORPORATION
                               (REGISTRANT)

DATE      May 10, 1995    /s/Vincent P. Lisanke
                          ------------------------------
                          Vincent P.  Lisanke
                          (President, Chief
                          Executive Officer
                           and Chief Accounting
                          Officer)







                               EXHIBIT INDEX


                  Pursuant to Item 601 of Regulation S-K

                  Description                   How Filed
                  -----------                   ---------
Exhibit 12.   Computation in support of      Electronically filed herewith.
              ratio of earnings to fixed
              charges.


Exhibit 27.   Financial data schedule.       Electronically filed herewith.





                                  -8-









PAGE