Form 10-Q
period 1995-06-30
AMERICAN EXPRESS CREDIT CORP
filed 1995-08-14
CIK 4969

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

                For the quarterly period ended June 30, 1995

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the transition period from ____ to ____
                         Commission File No. 1-6908

                    AMERICAN EXPRESS CREDIT CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                          11-1988350
 (State or other jurisdiction of  (I.R.S. Employer Identification No.)
  incorporation or organization)

One Christina Centre, Wilmington,              19801-2919
             Delaware
 (Address of principal executive               (Zip Code)
             offices)

     Registrant's telephone number, including area code: (302) 594-3350

                  One Rodney Square, Wilmington, Delaware
----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE  CONDITIONS SET FORTH IN  GENERAL INSTRUCTION H (1)
(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  __X__   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Outstanding at August 14, 1995
----------------------------  -------------------------------

Common Stock, $.10 par value  1,504,938 shares

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)



                                 FORM 10-Q

                                   INDEX


                                                        Page No.
PART I.  FINANCIAL INFORMATION                          --------

         Item 1.  Financial Statements

                  Condensed consolidated statements
                  of income and retained earnings -
                  three and six months ended June 30,
                  1995 and 1994                             3


                  Condensed consolidated balance
                  sheets - June 30, 1995 and
                  December 31, 1994                         4

                  Condensed consolidated statements
                  of cash flows - six months ended
                  June 30, 1995 and 1994                    5

                  Notes to condensed consolidated
                  financial statements                      6

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                 6



PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K          7

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)



                                  PART I


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND RETAINED EARNINGS
                                (millions)
                                (Unaudited)


                          Three Months Ended    Six Months Ended
                               June 30,             June 30,
                            1995     1994        1995      1994
                            ----     ----        ----      ----
Revenues
Revenue earned from
  purchased accounts
  receivable               $ 402     $ 311      $ 783     $ 592
Interest income from
  affiliates                  42        21         83        39
Interest income from
  investments                 33        23         69        36
Other income                   2         1          4         3
                            ----      ----       ----      ----
Total                        479       356        939       670
                            ----      ----       ----      ----

Expenses
Interest                     260       176        513       326
Provision for doubtful
  accounts, net of
  recoveries                 152       124        280       243
Other expenses                 1         3          3         4
                            ----      ----       ----      ----
Total                        413       303        796       573
                            ----      ----       ----      ----

Income before taxes           66        53        143        97
Income tax provision          23        19         50        34
                            ----      ----       ----      ----
Net income                    43        34         93        63

Retained earnings at       1,621     1,561      1,571     1,532
 beginning of period       -----     -----      -----     -----

Retained earnings at      $1,664    $1,595     $1,664    $1,595
 end of period             =====     =====      =====     =====


         See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (millions)

                                  (Unaudited)
                                    June 30,    December 31,
                                      1995          1994
                                   ----------   ------------
Assets
Cash and cash equivalents           $1,373       $   460

Accounts receivable                 14,218        14,020
  Less reserve for doubtful
  accounts                             548           498
                                    ------        ------
                                    13,670        13,522

Loans and deposits with
  affiliates                         2,850         2,650
Deferred charges and other
  assets                               309           236
                                    ------        ------
Total assets                       $18,202       $16,868
                                    ======        ======

Liabilities and shareholder's
equity
Short-term debt                    $13,150       $11,525
Current portion of long-term
  debt                                 388           405
Long-term debt                       2,366         2,282
                                    ------        ------
Total debt                          15,904        14,212

Due to affiliates                      278           707
Accrued interest and other
  liabilities                          121           121
                                    ------        ------
Total liabilities                   16,303        15,040
                                    ------        ------
Deferred discount revenue               73            95
                                    ------        ------
Shareholder's equity:
     Common stock                        1             1
     Capital surplus                   161           161
     Retained earnings               1,664         1,571
                                    ------        ------
Total shareholder's equity           1,826         1,733
                                    ------        ------
Total liabilities and
shareholder's equity               $18,202       $16,868
                                    ======        ======

         See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (millions)
                                (Unaudited)
                                               Six Months Ended
                                                   June 30,
                                               ----------------
                                               1995        1994
                                               ----        ----
Cash Flows from Operating Activities:
Net income                                     $ 93        $ 63
Adjustments to reconcile net income to net
 cash and cash equivalents provided by
 operating activities:
 Provision for doubtful accounts, net of
   recoveries                                   280         243
 Amortization of deferred underwriting fees
   and bond discount/premium                      1           1
 Changes in operating assets and
   liabilities:
   Increase in deferred tax assets              (10)         (5)
   Increase in interest receivable and
     operating assets                           (98)         (3)
   Increase in accrued interest
     and other liabilities                        -           3
   Increase (decrease) in due to affiliates      28         (14)
   (Decrease) increase in deferred discount
     revenue                                    (22)         16
                                              -----       -----
Net cash provided by operating activities       272         304
                                              -----       -----

Cash Flows from Investing Activities:
Increase in accounts receivable                (442)       (477)
Purchase of net secured receivables from an
  affiliate                                       -         (85)
Recoveries of accounts receivable previously
  written off                                    84          88
Increase in loans and deposits with
  affiliates                                   (200)          -
Decrease in due to affiliates from purchased
  receivables                                  (480)       (704)
                                              -----       -----
Net cash and cash equivalents used in
  investing activities                       (1,038)     (1,178)
                                              -----       -----
Cash Flows from Financing Activities:
Net (decrease) increase in short-term debt
  with maturity less than ninety days        (5,723)      5,434
Proceeds from issuance of debt                9,174       2,294
Repayment of debt                            (1,772)     (5,260)
                                              -----       -----
Net cash and cash equivalents provided by
  financing activities                        1,679       2,468
                                              -----       -----

Net increase in cash and cash equivalents       913       1,594
Cash and cash equivalents at beginning of
  period                                        460         257
                                              -----       -----
Cash and cash equivalents at end of period   $1,373      $1,851
                                              =====       =====

         See notes to condensed consolidated financial statements.

                                    -5-

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

   The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 1995 and the consolidated results of its operations, changes in its retained earnings and cash flows for the six-month periods ended June 30, 1995 and 1994. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. In June 1995, Credco issued long-term senior notes in the amount of $250 million at 6 3/4 percent due June 1, 2001.

3. For the six-month periods ended June 30, 1995 and 1994, Credco paid $613 million and $341 million of interest, respectively. Income taxes paid for each of the six-month periods ended June 30, 1995 and 1994 were $57 million and $55 million, respectively.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Credco's pretax  income  depends  primarily on  the  volume  of  Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

The ratio of earnings to fixed charges for the six-month periods ended June 30, 1995 and 1994 was 1.28 and 1.30, respectively.

Credco purchased $57 billion and $53 billion of Cardmember receivables during the six-month periods ended June 30, 1995 and 1994, respectively. At June 30, 1995 and 1994, Credco owned $13 billion and $12 billion, respectively, of non-interest-bearing receivables. At June 30, 1995 and 1994, non-interest-bearing receivables included $1.6 billion and $1.4 billion, respectively, of gross participation interests, arising from American Express Travel Related Services Company, Inc.'s asset securitization program. In addition, at June 30, 1995 and 1994, Credco owned extended payment plan receivables totaling $1.5 billion and $1.3 billion, respectively.

For each of the six-month periods ended June 30, 1995 and 1994, the average life of Cardmember receivables owned by Credco was 43 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 1995 and 1994 were .41 percent and .43 percent, respectively.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)




The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 1995, compared with the six-month period ended June 30, 1994 (in millions):

Revenue earned from purchased accounts receivable-
changes attributable to:
  Volume of receivables purchased                          $  42
  Discount and interest rates                                149
                                                            ----
     Total                                                 $ 191
                                                            ====
Interest income from affiliates - changes attributable to:
  Volume of average investments outstanding                $  13
  Interest rates                                              31
                                                            ----
     Total                                                 $  44
                                                            ====
Interest expense - changes attributable to:
  Volume of average debt outstanding                       $  42
  Interest rates                                             145
                                                            ----
     Total                                                 $ 187
                                                            ====

Provision for doubtful accounts - changes attributable to:
  Volume of receivables purchased                          $  23
  Provision rates and volume of recoveries                    14
                                                            ----
     Total                                                 $  37
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

                    AMERICAN EXPRESS CREDIT CORPORATION
                               (REGISTRANT)

DATE      August 14, 1995      /s/Vincent P. Lisanke
                              -------------------------------------
                              Vincent P.  Lisanke
                              (President, Chief Executive Officer
                              and Chief Accounting Officer)



                               EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K

                  Description                  How Filed
                  -----------                  ---------
Exhibit 12.    Computation in support of       Electronically
               ratio of earnings to fixed      filed herewith.
               charges.


Exhibit 27.    Financial data schedule.        Electronically
                                               filed herewith.