Form 10-Q
period 1995-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1995-11-14
CIK 4969

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

             For the quarterly period ended September 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  _X_   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                 Outstanding at November 14, 1995
----------------------------          --------------------------------
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

          Item 1.  Financial Statements

                   Condensed consolidated statements
                   of income and retained earnings -
                   three and nine months ended
                   September 30, 1995 and 1994                3


                   Condensed consolidated balance
                   sheets - September 30, 1995 and
                   December 31, 1994                          4

                   Condensed consolidated statements
                   of cash flows - nine months ended
                   September 30, 1995 and 1994                5

                   Notes to condensed consolidated
                   financial statements                       6

          Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                  6



PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K           8

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


                                  PART I
Item 1.  Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND RETAINED EARNINGS
                                (millions)
                                (Unaudited)


                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                  1995       1994     1995       1994
Revenues                          ----       ----     ----       ----
Revenue earned from purchased
  accounts receivable           $  408     $  287    $1,191      $879
Interest income from
  affiliates                        43         25       126        64
Interest income from
  investments                       27         26        96        62
Other income                         2          2         6         5
                                 -----      -----     -----     -----
Total                              480        340     1,419     1,010
                                 -----      -----     -----     -----

Expenses
Interest expense - affiliates       29         24       101        57
Interest expense - other           231        171       672       464
Provision for doubtful accounts,
  net of recoveries                149         90       429       333
Other expenses                       2          2         5         6
                                 -----      -----     -----     -----
Total                              411        287     1,207       860
                                 -----      -----     -----     -----

Income before taxes                 69         53       212       150
Income tax provision                24         18        74        52
                                 -----      -----     -----     -----
Net income                          45         35       138        98

Retained earnings at
  beginning of period            1,664      1,595     1,571     1,532
                                 -----      -----     -----     -----
Retained earnings at end
  of period                     $1,709     $1,630    $1,709    $1,630
                                 =====      =====     =====     =====


         See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)





                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (millions)

                                   (Unaudited)
                                  September 30,     December 31,
                                       1995             1994
Assets                            -------------     ------------
Cash and cash equivalents           $ 1,493           $   460

Accounts receivable                  14,852            14,020
 Less:  reserve for doubtful
        accounts                        569               498
                                    -------           -------
                                     14,283            13,522

Loans and deposits with
  affiliates                          2,850             2,650
Deferred charges and other assets       314               236
                                    -------           -------
Total assets                        $18,940           $16,868
                                    =======           =======

Liabilities and shareholder's equity
Short-term debt with affiliates     $   887           $ 1,127
Short-term debt - other              12,663            10,398
Current portion of long-term
  debt - other                          170               405
Long-term debt with affiliate           910               910
Long-term debt - other                1,706             1,372
                                    -------           -------
Total debt                           16,336            14,212

Due to affiliates                       516               707
Accrued interest and other
  liabilities                           133               121
                                    -------           -------
Total liabilities                    16,985            15,040
                                    -------           -------

Deferred discount revenue                84                95
                                    -------           -------
Shareholder's equity:
     Common stock                         1                 1
     Capital surplus                    161               161
     Retained earnings                1,709             1,571
                                    -------           -------
Total shareholder's equity            1,871             1,733
                                    -------           -------
Total liabilities and
  shareholder's equity              $18,940           $16,868
                                    =======           =======

         See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)



              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (millions)
                                (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                ------------------
                                                  1995        1994
                                                  ----        ----
Cash Flows from Operating Activities:
Net income                                      $  138      $   98
Adjustments to reconcile net income to net
 cash and cash equivalents provided by
 operating activities:
 Provision for doubtful accounts, net of
   recoveries                                      429         333
 Amortization of deferred underwriting fees
   and bond discount/premium                         1           1
 Changes in operating assets and liabilities:
   Increase in deferred tax assets                 (15)        (14)
   Increase in interest receivable and other
     operating assets                              (50)         (7)
   Increase in accrued interest and other
     liabilities                                     1           1
   Increase in due to affiliates                    31          13
   Decrease in deferred discount revenue           (11)         (2)
                                                 -----       -----
Net cash provided by operating activities          524         423
                                                 -----       -----

Cash Flows from Investing Activities:
Increase in accounts receivable                 (1,261)       (551)
Sale of net accounts receivable to an
  affiliate                                          -       1,192
Purchase of participation interest in seller's
  interest in accounts receivable from an
  affiliate                                          -      (1,170)
Sale of participation in seller's interest in
  accounts receivable to an affiliate                -         920
Purchase of net secured receivables from
  an affiliate                                       -         (85)
Recoveries of accounts receivable previously
  written off                                      124         132
Increase in loans and deposits with affiliate     (200)          -
Decrease in due to affiliates from purchased
  receivables                                     (239)       (887)
                                                 -----       -----
Net cash used in investing activities           (1,576)       (449)
                                                 -----       -----


Cash Flows from Financing Activities:
Net (decrease) increase in short-term debt
  with affiliates with maturity less than
  ninety days                                     (240)        412
Net (decrease) increase in short-term debt -
  other with maturity less than ninety days     (5,353)      5,630
Proceeds from issuance of debt                  14,033       2,044
Repayment of debt                               (6,355)     (5,624)
                                                 -----       -----
Net cash provided by financing activities        2,085       2,462
                                                 -----       -----
Net increase in cash and cash equivalents        1,033       2,436
Cash and cash equivalents at beginning of
  period                                           460         257
                                                 -----       -----
Cash and cash equivalents at end of period      $1,493      $2,693
                                                 =====       =====


         See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed  consolidated  financial  statements  should  be  read  in
   conjunction  with  the   Annual  Report   of  American   Express  Credit
   Corporation, including its  subsidiaries where appropriate,  (``Credco'')
   on Form 10-K for the year  ended December 31, 1994.   Certain prior year
   amounts  have  been  reclassified  to  conform  to  the  current  year's
   presentation.   Significant accounting  policies disclosed  therein have
   not changed.

   The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 1995 and the consolidated results of its operations and changes in its retained earnings for the three-and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. In June and August 1995, Credco issued long-term senior notes of $250 million at 6 3/4 percent due June 1, 2001 and 6 1/2 percent due August 1, 2000, respectively.

3. For the nine-month  periods ended  September 30,  1995 and 1994, Credco
   paid $869 million  and $539 million  of interest, respectively.   Income
   taxes paid for each of the nine-month periods ended September 30, 1995 and 1994 were $103 million and $55 million, respectively.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources

During the first nine months of 1995, Credco issued long-term senior notes of $250 million at 6 3/4 percent due 2001 and $250 million at 6 1/2 percent due 2000, the proceeds of which were used to reduce short-term debt. At September 30, 1995, Credco had $310 million of debt securities which may be issued under a shelf registration statement filed with the Securities and Exchange Commission. In September 1995, Credco filed a shelf registration with the Securities and Exchange Commission to register an additional
$1 billion of debt securities.


Results of Operations

Credco purchases Cardmember receivables without recourse from American Express Travel Related Services Company, Inc. ("TRS") or its subsidiaries. Non-interest-bearing Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine months ended September 30, 1995 and 1994 was 1.27 and

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)



1.29, respectively. The ratio of earnings to fixed charges for American Express Company, the parent of TRS, for the nine-month periods ended September 30, 1995 and 1994 was 1.87 and 1.94, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

Credco purchased $30.7 billion and $27.0 billion of Cardmember  receivables
during  the  three-month  periods  ended  September  30,  1995  and   1994,
respectively and for the nine-month periods ended September 30, 1995 and 1994 purchased $87.8 billion and $80.5 billion, respectively. At September 30, 1995 and December 31, 1994, Credco owned $13.3 billion and $12.6 billion, respectively, of non-interest-bearing receivables. At September 30, 1995 and December 31, 1994, non-interest-bearing receivables included $1.6 billion and $2.2 billion, respectively, of gross participation interests in seller's interests in non-securitized receivables retained by an unconsolidated affiliate of Credco pursuant to TRS's asset securitization program. In addition, at September 30, 1995 and December 31, 1994, Credco owned extended payment plan receivables totaling $1.6 billion and $1.5 billion, respectively.

For each of the nine-month periods ended September 30, 1995 and 1994, the average life of Cardmember receivables owned by Credco was 43 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for both of the nine-month periods ended September 30, 1995 and 1994 was .42 percent.

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month and nine-month periods ended September 30, 1995, compared with the three-month and nine-month periods ended September 30, 1994 (in millions):


                                                      three    nine
                                                      month    month
                                                      period   period
                                                      ------   ------
Revenue earned from purchased accounts receivable-
changes attributable to:
  Volume of receivables purchased                      $ 52     $ 94
  Discount and interest rates                            69      218
                                                       ----     ----
     Total                                             $121     $312
                                                       ====     ====
Interest income from affiliates - changes
  attributable to:
    Volume of average investments outstanding          $ 10     $ 23
    Interest rates                                        8       39
                                                       ----     ----
       Total                                           $ 18     $ 62
                                                       ====     ====

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

Interest income from investments - changes
  attributable to:
    Volume of average investments outstanding          $ (4)    $  3
    Interest rates                                        5       31
                                                       ----     ----
       Total                                           $  1     $ 34
                                                       ====     ====

Interest expense (affiliates) - changes attributable
  to:
    Volume of average debt outstanding                 $  1     $ 15
    Interest rates                                        4       29
                                                       ----     ----
       Total                                           $  5     $ 44
                                                       ====     ====

Interest expense (other) - changes attributable to:
    Volume of average debt outstanding                 $ 21     $ 49
    Interest rates                                       39      159
                                                       ----     ----
       Total                                           $ 60     $208
                                                       ====     ====

Provision for doubtful accounts - changes
attributable to:
    Volume of receivables purchased                    $ 20     $ 43
    Provision rates and volume of recoveries             39       53
                                                       ----     ----
       Total                                           $ 59     $ 96
                                                       ====     ====


                       PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    12.1 Computation in support of ratio of earnings to fixed charges of American Express Credit Corporation.


                    12.2 Computation in support of ratio of earnings to fixed charges of American Express Company. (Incorporated by reference to Exhibit 12.1 of the American Express Company Form 10-Q for the quarter ended September 30, 1995).

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

                    AMERICAN EXPRESS CREDIT CORPORATION
                               (REGISTRANT)

DATE      November 14, 1995   /s/Vincent P. Lisanke
                              -----------------------------------
                              Vincent P.  Lisanke
                              (President, Chief Executive Officer
                              and Chief Accounting Officer)



                               EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K

                   Description                        How Filed
                   -----------                        ---------
Exhibit 12.1  Computation in support of       Electronically filed herewith.
              ratio of earnings to fixed
              charges of American Express
              Credit Corporation.

Exhibit 12.2  Computation in support of       Incorporated by reference to
              ratio of earnings to fixed      Exhibit 12.1 of the American
              charges of American Express     Express  Company Form 10-Q
              Company.                        for the quarter ended
                                              September 30, 1995.

Exhibit 27.   Financial data schedule.        Electronically filed herewith.