Form 10-Q/A
period 1995-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1995-11-15
CIK 4969

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q/A

                               Amendment No. 1

[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1995 or


[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to
                              -----------------   ------------------

                        Commission file number 1-6908

                    AMERICAN EXPRESS CREDIT CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             11-1988350
-----------------------------------     --------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


  One Rodney Square,  Wilmington, Delaware                  19801
------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (302) 594-3350

                                 None
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

              Class                      Outstanding at November 14, 1995
---------------------------------------  -------------------------------
Common Stock, $.10 par value                 1,504,938 shares

     This amendment is being filed to amend Item 6 and the Exhibit Index to reflect the fact that Exhibit 12.2 is filed with this report rather than incorporated by reference and to file Exhibit 12.2 herewith.


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                12.1 Computation in support of ratio of earnings to fixed charges of American Express Credit Corporation.

                12.2 Computation in support of ratio of earnings to fixed charges of American Express Company.

                27.   Financial data schedule.

           (b)  Reports on Form 8-K

                None.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.




                                         AMERICAN EXPRESS CREDIT CORPORATION
                                                    (Registrant)




        Date: November 15, 1995                By  /s/ Robert M. Pyle, Jr.
                                               --------------------------
                                               Robert M. Pyle, Jr.
                                               Secretary




                             EXHIBIT INDEX


Exhibit No.     Description                                How Filed
-----------     -----------                                ---------

12.2            Computation in support of ratio of         Electronically
                earnings to fixed charges of               filed herewith.
                American Express Company.

                                                          EXHIBIT 12.2
                          AMERICAN EXPRESS COMPANY

        COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES
                            (Dollars in millions)



                             Nine Months           Years Ended December 31,
                         Ended September 30,    -----------------------------
                                1995            1994    1993     1992    1991
                         -------------------    ----    ----     ----    ----
Earnings:
Pretax income from
   continuing operations       $1,641         $1,891  $2,326   $  896  $  622
 Interest expense               1,749          1,925   1,783    2,171   2,761
 Other adjustments                 62            103      88      196     142
                                -----          -----   -----    -----   -----
Total earnings (a)             $3,452         $3,919  $4,197   $3,263  $3,525
                                -----          -----   -----    -----   -----
Fixed charges:
 Interest expense              $1,749         $1,925  $1,783   $2,171  $2,761
 Other adjustments                101            142     130      154     147
                                -----          -----   -----    -----   -----
Total fixed charges (b)        $1,850         $2,067  $1,913   $2,325  $2,908
                                -----          -----   -----    -----   -----
Ratio of earnings to
 fixed charges (a/b)             1.87           1.90    2.19     1.40    1.21

  Included in interest expense in the above computation is interest expense related to the Company's international banking operations and Travel Related Services' consumer lending activities, which is netted against interest and dividends in the Consolidated Statement of Income.

  For purposes of the "earnings" computation, other adjustments include adding the amortization of capitalized interest, the net loss of affiliates accounted for at equity whose debt is not guaranteed by the Company, the minority interest in the earnings of majority-owned subsidiaries with fixed charges, and the interest component of rental expense and subtracting undistributed net income of affiliates accounted for at equity.

  For purposes of the "fixed charges" computation, other adjustments include capitalized interest costs and the interest component of rental expense.

  On May 31, 1994, the Company completed the spin-off of Lehman Brothers through a dividend to American Express common shareholders. Accordingly, Lehman Brothers' results are reported as a discontinued operation and are excluded from the above computation for all periods presented. In March 1993, the Company reduced its ownership in First Data Corporation to approximately 22 percent through a public offering. As a result, beginning in 1993 FDC is reported as an equity investment in the above computation.