Form 10-K
period 1995-12-31
AMERICAN EXPRESS CREDIT CORP
filed 1996-03-28
CIK 4969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________
                                    FORM 10-K
                              --------------------

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____
                           Commission File No. 1-6908

                      AMERICAN EXPRESS CREDIT CORPORATION
             (Exact name of Registrant as specified in its charter)

  Delaware                                             11-1988350
  (State or other jurisdiction of                      (I.R.S Employer
  incorporation or organization)                        Identification  No.)

  One Christina Centre, Wilmington, Delaware                     19801
  (Address of principal executive offices)                    (Zip Code)
  Registrant's telephone number including area code: (302) 576-4900. Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each exchange
          Title of each class                          on which registered
  ------------------------------------------         -----------------------
  6 1/8% Senior Debentures due June 15, 2000         New York Stock Exchange

  Securities registered pursuant to Section 12 (g) of the Act:  None.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION J.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No
                                                      -----     -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                              ---
  American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 28, 1996, 1,504,938 shares were outstanding.

  Documents incorporated by reference:  None.
                                       PART I
  Item 1. BUSINESS.

  Introduction

  American Express Credit Corporation (including its subsidiaries, where appropriate, ``Credco'') was incorporated in Delaware in 1962 and was acquired by American Express Company (``American Express'') in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (including its subsidiaries, where appropriate, ``TRS''), a wholly-owned subsidiary of American Express.

  Credco is primarily engaged in the business of purchasing most Cardmember receivables arising from the use of the American Express-R Card, including the American Express-R Gold Card, Platinum Card-R and Corporate Card issued in the United States, and certain related extended payment plan receivables, and in designated currencies outside the United States.
  Credco also purchases certain receivables arising from the use of the Optima-R Card and interest bearing extended payment plan Sign & Travel-R receivables arising from travel service sales. The American Express Card and the Optima Card are referred to herein as the ``Card''.

  American Express Card Business

  TRS currently issues the Card in 35 currencies. The Card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods and services in the United States and in most countries around the world at establishments that have agreed to accept the Card. TRS accepts from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges, and in certain instances, the average charge amount and the amount of information provided.

  Except in the case of the Optima Card, a family of revolving credit cards which is marketed to individuals in the United States and several other countries, the Card is primarily designed for use as a method of payment and not as a means of financing purchases of goods and services and carries no pre-set spending limit. Charges are approved based on a Cardmember's past spending and payment patterns, credit history and personal resources. Except in the case of the Optima Card and certain extended payment plans, payment of the full amount billed each month is due from the Cardmember upon receipt of the bill, and no finance charges are assessed. Card accounts that are past due by a given number of days are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

  The American Express Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations. Federal legislation regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. These laws and regulations have not had, and are not expected to have, a material adverse effect on the Card and consumer lending business, either in the United States or on a worldwide basis.

  General Nature of Credco's Business

  Credco purchases certain Cardmember receivables arising from the use of the Card throughout the world pursuant to agreements (the ``Receivables Agreements'') with TRS. Net income primarily depends on the volume of receivables arising from the use of the Card purchased by Credco, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased. The average life and collectibility of accounts receivable generated by the use of the Card are affected by factors such as general economic conditions, overall levels of consumer debt and the number of new Cards issued.

  Credco purchases Cardmember receivables without recourse. Amounts resulting from unauthorized charges (for example, those made with a lost or stolen Card) are excluded from the definition of ``receivables'' under the Receivables Agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, TRS repurchases the charge from Credco.

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

  Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco; however, Credco purchases certain extended payment plan receivables. At December 31, 1995 and 1994, extended payment plan receivables owned by Credco totaled $1.7 billion and $1.5 billion, respectively, representing 10.1 percent and 10.4 percent, respectively, of all receivables owned by Credco. These extended payment plan receivables consist of certain interest-bearing extended payment plan receivables comprised principally of Optima and Sign & Travel accounts arising from travel service sales and non-interest-bearing deferred merchandise receivables arising from direct mail merchandise sales by TRS.

  Credco, through a subsidiary, Credco Receivables Corp.("CRC"), purchases gross participation interests in the seller's interest in non-interest-bearing Cardmember receivables owned by a Master Trust which was formed by TRS as part of an asset securitization program. The gross participation interests represent undivided interests in the receivables conveyed to the Master Trust by American Express Receivables Financing Corp. (``AERFC''), a subsidiary of TRS. See note 3 in ``Notes to Consolidated Financial Statements'' appearing herein.

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

  American Express, as the parent of TRS, has agreed with Credco that it will take all necessary steps to assure performance of certain of TRS' obligations under the Receivables Agreement between TRS and Credco. The Receivables Agreements may be terminated at any time by the parties thereto, generally upon little or no notice. Alternatively, such parties may agree to reduce the required 1.25 fixed charge coverage ratio, which could result in lower discount rates and, consequently, lower revenues and net income of Credco. The obligations of Credco are not guaranteed under the Receivables Agreement or otherwise by American Express or the Card issuers.

  Volume of Business

  The following table shows the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (millions):

           Volume of Cardmember                Cardmember Receivables Owned
           Receivables Purchased                      at December 31,

  Year   Domestic    Foreign     Total           Domestic  Foreign   Total
  ----   --------    -------     -----           --------  -------   -----
  1995  $ 91,299    $ 30,638   $121,937          $ 13,179  $ 3,260  $16,439
  1994    83,851      25,639    109,490            11,273    2,747   14,020
  1993    80,202      14,635     94,837            10,758    2,210   12,968
  1992    81,311      13,041     94,352            10,412    1,287   11,699
  1991    80,844      18,934     99,778            10,581    1,639   12,220

  The card business has not experienced significant seasonal fluctuation, although Card billed business tends to be moderately higher in the fourth quarter than in other calendar quarters.

  TRS's asset securitization program disclosed above reduced the volume of domestic Cardmember receivables purchased in 1995, 1994 and 1993 and the amount owned by Credco at December 31, 1995, 1994 and 1993.

  In July 1993, Credco began purchasing certain foreign currency Cardmember receivables which had been sold to an affiliate during the period from December 1991 through June 1993. In December 1993, Credco repurchased participation interests in a portion of its foreign receivables which had previously been sold to an affiliate during the period from December 1991 through November 1993. These transactions increased the volume of foreign Cardmember receivables purchased in 1993 and subsequent years and the amount owned by Credco at December 31, 1993 and subsequent dates.

  The average life of Cardmember receivables owned by Credco for each of the five years ending December 31, 1995 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates) was 43 days.

  The following table shows the aging of billed, non-interest-bearing Cardmember receivables:

                                               December 31,
                                           1995           1994
  -----------------------------------------------------------------
  Current                                  77.3%          78.4%
  30 to 59 days                            16.5           15.8
  60 to 89 days                             2.5            2.4
  90 days and over                          3.7            3.4



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

  The following table sets forth Credco's write-offs net of recoveries expressed in millions and as a percentage of the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, in each of the years indicated:


                            1995      1994      1993      1992      1991
                            ----      ----      ----      ----      ----

   Write-offs, net of
   recoveries               $508      $444      $529      $663      $806

   % of net Cardmember
   receivables purchased     .42%      .41%      .57%      .70%      .81%


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

                              Weighted Average
          Year                  Interest Cost
          ----                ----------------
          1995                     6.30%
          1994                     5.06
          1993                     4.61
          1992                     5.80
          1991                     7.54

  From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 1995 was $3.7 billion. At December 31, 1995, the amount borrowed was $2.0 billion. See notes 4 and 5 in ``Notes to Consolidated Financial Statements'' appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

  Foreign Operations

  See notes 2, 7 and 10 in ``Notes to Consolidated Financial Statements'' appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.


  Employees

  At December 31, 1995 Credco had 30 employees.

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

  Omitted pursuant to General Instruction J(2) (c) to Form 10-K.


                                    PART II

  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

  American Express, through a wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco's common stock.

  Credco paid dividends of $150 million and $100 million to TRS in December, 1995 and 1994, respectively.

  For information about limitations on Credco's ability to pay dividends, see note 6 in ``Notes to Consolidated Financial Statements'' appearing herein.

  Item 6. SELECTED FINANCIAL DATA.

  The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31, 1995.

   (dollars in              1995       1994       1993       1992       1991
   millions)                ----       ----       ----       ----       ----

   Income Statement Data

   Revenues                1,988      1,401      1,282      1,605      2,070

   Interest expense        1,054        736        599        728        946

   Provision for
   doubtful accounts,
   net of recoveries         625        443        475        661        855

   Income tax
   provision                 105         75         64         70         87

   Extraordinary
   charge net
   of taxes                    -          -         22          -          -

   Net income                197        139        115        138        174

   Balance Sheet Data

   Accounts receivable    16,439     14,020     12,968     11,699     12,220

   Reserve for
   doubtful accounts        (624)      (498)      (542)      (603)      (731)

   Total assets           20,192     16,868     14,943     13,631     14,127

   Short-term debt        14,202     11,525      9,738      7,581      7,918

   Current portion
   of long-term debt         409        405        692        969        768

   Long-term debt          2,673      2,282      1,776      2,303      3,136

   Shareholder's
   equity                  1,780      1,733      1,662      1,672      1,784

   Cash dividends            150        100        125        250          -

  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources

  Credco's receivables portfolio consists of charge card receivables and extended payment plan receivables purchased without recourse from TRS throughout the world and participation interests purchased without recourse in the seller's interest in Cardmember receivables owned by a Master Trust which was formed by TRS as part of an asset securitization program. At December 31, 1995 and 1994, respectively, Credco owned $14.8 billion and $12.6 billion of charge card receivables and participations in charge card receivables, representing 89.9 percent and 89.6 percent of the total receivables owned, and $1.7 billion and $1.5 billion of extended payment plan receivables, representing 10.1 percent and 10.4 percent of the total receivables owned.

  As part of Credco's business of funding receivables, Credco makes variable rate loans to American Express Centurion Bank (``Centurion Bank'') which are secured by Optima receivables owned by Centurion Bank. At December 31, 1995 and 1994, $2 billion of such loans were outstanding. The loan agreements require Centurion Bank to maintain, as collateral, Optima receivables equal to the outstanding loan balance plus an amount equal to three times the receivable reserve applicable to such Optima receivables.

  Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $12.1 billion for 1995 and $10.0 billion for 1994.

  An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. Total committed credit line facilities at December 31, 1995 and 1994 totaled $5.8 billion and $4.9 billion, respectively. At December 31, 1995 and 1994, Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited (``AEOCC''), had outstanding borrowings of $54 million and $42 million, respectively, under these committed lines of credit. In addition, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $342 million and $150 million at December 31, 1995 and 1994, respectively.

  During 1995, Credco issued long-term senior notes of $250 million at 6 3/4 percent due 2001, $250 million at 6 1/2 percent due 2000 and $300 million at 6 1/8 percent due 2001, the proceeds of which were used to reduce short-term debt. During 1995, 1994 and 1993, Credco's average long-term debt outstanding was $2.0 billion, $2.6 billion and $2.8 billion, respectively. At December 31, 1995, Credco had the ability to issue $1.0 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

  Credco paid dividends to TRS of $150 million and $100 million in December 1995 and 1994, respectively.

  See note 7 in "Notes to Consolidated Financial Statements" appearing herein for a discussion of Credco's use of derivatives.

  Results of Operations

  Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.29 in both 1995 and 1994, and 1.34 in 1993. The ratio of earnings to fixed charges in 1993 calculated in accordance with the Receivables Agreements after the impact of the extraordinary charge, resulting from the early retirement of debt, was 1.28. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased. The average life of Cardmember receivables was 43 days for each of the years ended December 31, 1995, 1994 and 1993.

  Credco's increase in revenues in 1995 is primarily due to higher discount rates charged to TRS for Cardmember receivables purchased as well as increased volume of receivables purchased. Increased interest income in 1995 was attributable to both increased levels of average investments and increased interest rates. Interest expense increased in 1995 reflecting higher borrowing rates and increased volume. Provision for doubtful accounts in 1995 increased reflecting higher loss rates as well as volume growth.

  The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

     ----------------------------------------------------------------------
                                             1995       1994        1993
     ----------------------------------------------------------------------
     Revenue earned from purchased
     accounts receivable-changes
     attributable to:
       Volume of receivables purchased      $ 149       $ 186     $   24
       Discount and interest rates            313        (112)      (334)
     ----------------------------------------------------------------------
            Total                           $ 462       $  74     $ (310)
     ----------------------------------------------------------------------
     Interest income from affiliates-
     changes attributable to:
        Volume of average investments
         outstanding                        $  28        $  3      $  (7)
        Interest rates                         41          28        (14)
     ----------------------------------------------------------------------
            Total                           $  69        $ 31      $ (21)
     ----------------------------------------------------------------------
     Interest income from investments-
     changes attributable to:
        Volume of average investments
         outstanding                        $  17        $ (8)     $  14
        Interest rates                         40          21        (11)
     ----------------------------------------------------------------------
            Total                           $  57        $ 13      $   3
     ----------------------------------------------------------------------
     Interest expense (affiliates)-
     changes attributable to:
        Volume of average debt
         outstanding                        $  15        $ 29      $  31
        Interest rates                         25          19        (61)
     ----------------------------------------------------------------------
            Total                           $  40        $ 48      $ (30)
     ----------------------------------------------------------------------

     Interest expense (other) changes
      attributable to:
         Volume of average debt
           outstanding                      $  96        $ 37      $   3
         Interest rates                       182          52       (102)
     ----------------------------------------------------------------------
            Total                           $ 278        $ 89      $ (99)
     ----------------------------------------------------------------------
     Provision for doubtful accounts-
     changes attributable to:
        Volume of receivables purchased     $  70        $104      $   9
        Provision rates and volume of
          recoveries                          112        (136)      (195)
     ----------------------------------------------------------------------
            Total                           $ 182        $(32)     $(186)
     ----------------------------------------------------------------------


  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     1.   Financial Statements.

               See ``Index to Financial Statements'' at page F-1 hereof.

     2.   Supplementary Financial Information.

               Selected quarterly financial data.   See note 11 in
               ``Notes to Consolidated Financial Statements'' appearing herein.

  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Omitted pursuant to General Instruction J(2) (c) to Form 10-K.

  Item 11. EXECUTIVE COMPENSATION.

           Omitted pursuant to general Instruction J(2) (c) to Form 10-K.

  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

           Omitted pursuant to General Instruction J(2) (c) to Form 10-K.

  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Omitted pursuant to General Instruction J(2) (c) to Form 10-K.


                                    PART IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
           FORM 8-K.

           (a)  1.   Financial Statements:
                     See ``Index to Financial Statements'' at page F-1 hereof.

                2.   Financial Statement Schedule:
                     See ``Index to Financial Statements'' at page F-1 hereof.

                3.   Exhibits:
                     See ``Exhibit Index'' hereof.

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

                      AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

   DATE  March 28, 1996    /s/  Vincent P. Lisanke
         ------------------------------------------------------------
                           Vincent P. Lisanke
                           President and
                             Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

   DATE  March 28, 1996    /s/  Vincent P. Lisanke
         ------------------------------------------------------------
                           Vincent P. Lisanke
                           President, Chief Executive
                              Officer and Director (principal
                              executive and principal
                              accounting officer)


   DATE  March 28, 1996    /s/  Walter S. Berman
         ------------------------------------------------------------
                           Walter S. Berman
                           Chairman of the Board
                             and Director (principal financial
                             officer)


   DATE  March 28, 1996    /s/  Michael P. Monaco
         ------------------------------------------------------------
                           Michael P. Monaco
                           Director

                       AMERICAN EXPRESS CREDIT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                 (Item 14 (a))


                                                      Page Number
                                                      -----------

 Financial Statements

   Report of independent auditors................        F - 2


   Consolidated statements of income
   for the three years ended December 31,
   1995..........................................        F - 3

   Consolidated balance sheets at December 31,           F - 4
   1995 and 1994.................................

   Consolidated statements of cash
   flows for the three years ended December 31,
   1995..........................................        F - 5

   Consolidated statements of
   shareholder's equity for the three years ended
   December 31, 1995.............................        F - 6

   Notes to consolidated financial statements....    F -7 to F- 15



 Schedule:
   II - Valuation and qualifying accounts for
        the three years ended December 31, 1995..        F - 16



     All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS
  --------------------------------------------------------------------------

  The Board of Directors
  American Express Credit Corporation

  We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of American Express Credit Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   Ernst & Young LLP





  New York, New York
  February 8, 1996

                       AMERICAN EXPRESS CREDIT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)



   -------------------------------------------------------------
   Year Ended December 31,             1995     1994     1993
   -------------------------------------------------------------

   Revenues

   Revenue earned from purchased
     accounts receivable              $1,675   $1,213   $1,139

   Interest income from affiliates       170      101       70
   Interest income from investments      137       80       67
   Other income                            6        7        6

   -------------------------------------------------------------
            Total                      1,988    1,401    1,282
   -------------------------------------------------------------

   Expenses

   Interest expense - affiliates         136       96       48
   Interest expense - other              918      640      551
   Provision for doubtful accounts,
    net of recoveries of $176,
    $177 and $175                        625      443      475
   Other expenses                          7        8        7

   -------------------------------------------------------------
            Total                      1,686    1,187    1,081
   -------------------------------------------------------------

   Income before taxes                   302      214      201
   Income tax provision                  105       75       64

   -------------------------------------------------------------

   Income before extraordinary
     charges                             197      139      137
   Extraordinary charges for
     early retirement of debt (net
     of income taxes of $12 million)       -        -       22

   -------------------------------------------------------------

   Net income                         $  197   $  139   $  115

   -------------------------------------------------------------

  See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (millions)
   -------------------------------------------------------------
   December 31,                        1995           1994
   -------------------------------------------------------------
   Assets
   Cash and cash equivalents        $ 1,190        $   460
   Accounts receivable               16,439         14,020
      Less reserve for
      doubtful accounts                 624            498
   -------------------------------------------------------------
                                     15,815         13,522
   Loans and deposits with
     affiliates                       2,850          2,650
   Deferred charges and other
     assets                             337            236
   -------------------------------------------------------------
   Total assets                     $20,192        $16,868
   -------------------------------------------------------------
   -------------------------------------------------------------
   Liabilities and
   shareholder's equity

   Short-term debt with
     affiliates                      $1,087         $1,127
   Short-term debt - other           13,115         10,398
   Current portion of long -
     term debt                          409            405
   Long-term debt with
     affiliates                         910            910
   Long-term debt - other             1,763          1,372
                                      -----          -----
   Total debt                        17,284         14,212

   Due to affiliates                    882            707
   Accrued interest and other
     liabilities                        130            121
   -------------------------------------------------------------
   Total liabilities                 18,296         15,040
   -------------------------------------------------------------
   Deferred discount revenue            116             95
   -------------------------------------------------------------
   Shareholder's equity:

   Common stock-authorized
    3,000,000 shares of $.10 par
    value; issued and outstanding
    1,504,938 shares                      1              1
   Capital surplus                      161            161
   Retained earnings                  1,618          1,571
  -------------------------------------------------------------
  Total shareholder's equity          1,780          1,733
  -------------------------------------------------------------
  -------------------------------------------------------------
   Total liabilities and
   shareholder's equity             $20,192        $16,868
  -------------------------------------------------------------
  See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)

   ----------------------------------------------------------------
   Year Ended December 31,                  1995     1994     1993
   ----------------------------------------------------------------
   Cash Flows From Operating Activities:
   Net income                              $ 197   $  139   $  115

   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary charge for early
     retirement of debt                        -        -       34
   Provision for doubtful accounts,
     net of recoveries                       625      443      475
   Amortization of deferred underwriting
     fees and bond discount/premium            -        2        5
   Increase (decrease) in deferred
     discount revenue                         21       48      (26)
   (Increase) decrease in deferred tax
     assets                                  (19)      38       46
   Increase in interest receivable and
     operating assets                        (42)     (23)     (33)
   Increase (decrease) in accrued interest
     and other liabilities                     3       24      (43)
   Decrease in due to affiliates             (27)     (10)     (16)
   ----------------------------------------------------------------
      Net cash and cash equivalents
      provided by operating activities       758      661      557
   ----------------------------------------------------------------
   Cash Flows From Investing Activities:
   Increase in accounts receivable        (3,047)  (2,434)  (2,488)
   Sale of net accounts receivable to an
     affiliate                                 -    1,192      914
   Sale of participation in seller's
     interest in accounts receivable
     to an affiliate                           -      920        -
   Purchase of participation interest in
     seller's interest in accounts receivable
     from an affiliate                         -   (1,170)    (435)
   Purchase of net secured receivables
     from an affiliate                         -      (85)       -
   Recoveries of accounts receivable
     previously written off                  176      177      175
   Loans and deposits with affiliates       (200)    (650)       -
   Increase (decrease) in due to
     affiliates from purchased receivables   182     (487)      62
   Repayment from affiliates of loans and
     deposits                                  -        -      141
   ----------------------------------------------------------------
     Net cash and cash equivalents used
      in investing activities             (2,889)  (2,537)  (1,631)
   ----------------------------------------------------------------
   Cash Flows From Financing Activities:
   Net (decrease) increase in short-term
     debt with affiliates with maturies
     less than ninety days                   (40)     539      151
   Net (decrease) increase in short-term
     debt - other with maturities less
     than ninety days                     (5,178)   4,699     (145)
   Proceeds from issuance of debt         20,039    2,633    9,071
   Redemption of debt                    (11,810)  (5,692)  (7,747)
   Dividends paid to TRS                    (150)    (100)    (125)
   ----------------------------------------------------------------
   Net cash and cash equivalents provided
     by financing activities               2,861    2,079    1,205
   ----------------------------------------------------------------
   Net increase in cash and cash
     equivalents                             730      203      131
   ----------------------------------------------------------------
   Cash and cash equivalents at beginning
     of year                                 460      257      126
   ----------------------------------------------------------------
   Cash and cash equivalents at end
     of year                              $1,190   $  460   $  257
   ----------------------------------------------------------------

  See notes to consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  Years ended December 31, 1995, 1994 and 1993
                                   (millions)





                                 Total
                              Shareholder's   Common    Capital   Retained
                                 Equity        Stock    Surplus   Earnings
                              -----------------------------------------------
 Balances at January 1, 1993      $1,672     $    1     $  129      $1,542

 Net income                          115                               115
 Dividends to TRS                   (125)         -          -        (125)
                                  ------     ------     ------      ------
 Balances at December 31, 1993     1,662          1        129       1,532


 Net income                          139                               139
 Dividends to TRS                   (100)                             (100)
 Contributions from TRS               32          -         32           -
                                  ------     ------     ------      ------
 Balances at December 31, 1994     1,733          1        161       1,571

 Net income                          197                               197
 Dividends to TRS                   (150)         -          -        (150)
                                  ------     ------     ------      ------
 Balances at December 31, 1995    $1,780     $    1     $  161      $1,618
                                  ======     ======     ======      ======

  See notes to consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  Basis of Presentation

  American Express Credit Corporation together with its subsidiaries (``Credco'') is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (``TRS''), which is a wholly-owned subsidiary of American Express Company (``American Express''). American Express Overseas Credit Corporation Limited together with its subsidiaries (``AEOCC'') and Credco Receivables Corp. (``CRC'') are wholly-owned subsidiaries of Credco.

  2.  Summary of Significant Accounting Policies

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Credco and all its subsidiaries. All significant intercompany transactions have been eliminated.

  Use of Estimates and Assumptions

  Credco's financial statements include amounts determined using estimates and assumptions. For example, estimates and assumptions are used in determining the reserves related to accounts receivable. While these estimates are based on the best judgement of management, actual results could differ from these estimates.

  Revenue Earned from Purchased Accounts Receivable

  A portion of discount revenue earned on purchases of non-interest-bearing Cardmember receivables equal to the provision for doubtful accounts is recognized as revenue at the time of purchase; the remaining portion is deferred and recorded as revenue ratably over the period that the receivables are outstanding.

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

  Fair Values of Financial Instruments

  The fair values of financial instruments are estimates based upon current market conditions and perceived risks and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

  The fair values of long-term debt and derivative instruments are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

  Interest Rate Transactions

  Credco enters into various interest rate agreements as a means of managing its interest rate exposure. Interest rates charged on consumer lending receivables are linked to a floating base rate and generally reprice monthly. Credco generally enters into interest rate agreements paying a rate that reprices when the base rate of the underlying receivables changes. These interest rate agreements which modify the terms of an underlying debt obligation are accounted for by recording interest expense using the revised interest rate with any fees or other payments amortized as yield adjustments. It is Credco's normal practice not to terminate, sell or dispose of interest rate agreements or the underlying debt to which the agreements are designated prior to maturity. In the event Credco terminates, sells or disposes of an agreement prior to maturity, the gain or loss would be deferred and recognized as an adjustment of yield over the remaining life of the underlying debt.

  Foreign Currency

  Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each year. Revenue and expense accounts are translated at exchange rates prevailing during the year. Credco enters into various foreign exchange contracts as a means of managing foreign exchange exposure.

  Cash and Cash Equivalents

  Credco has defined cash and cash equivalents as cash and short-term investments with a maturity of ninety days or less at the time of purchase. At December 31, 1995 and 1994, included in cash and cash equivalents was $420 million and $75 million, respectively, of overnight securities purchased to resell.

  3.  Accounts Receivable

  At December 31, 1995 and 1994, respectively, Credco owned $14.8 billion and $12.6 billion of charge card receivables and participations in charge card receivables, representing 89.9 percent and 89.6 percent, respectively, of the total receivables owned. Credco purchases participation interests in the seller's interest in Cardmember receivables owned by a Master Trust which was formed by TRS as part of an asset securitization program. The gross participation interests represent undivided interests in the receivables conveyed to the Master Trust by American Express Receivables Financing Corp. ("RFC"), a subsidiary of TRS. At December 31, 1995 and 1994 Credco owned approximately $2.3 billion and $2.2 billion, respectively, of participation interests in receivables owned by the Master Trust, representing 14.1 percent and 15.9 percent, respectively, of its total accounts receivable.

  Credco purchases certain billed and unbilled Cardmember receivables arising from extended payment plans from certain TRS subsidiaries. Credco owned $1.7 billion and $1.5 billion of these receivables as of December 31, 1995 and 1994, representing 10.1 percent and 10.4 percent, respectively, of its total accounts receivable. Finance charges arising from these receivables, which are included in revenues, were $214 million, $181 million and $136 million for 1995, 1994 and 1993, respectively.

  4.  Short-term Debt

  At December 31, short-term debt consisted of (millions):

  -----------------------------------------------------------
                                          1995          1994
  -----------------------------------------------------------
  Commercial paper                   $  12,633    $    9,849
  Borrowings from affiliates             1,087         1,127
  Borrowings under lines of credit         396           192
  Borrowing agreements with bank
    trust departments and others            86           357
  -----------------------------------------------------------
  Total short-term debt               $ 14,202      $ 11,525
  -----------------------------------------------------------

  Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

  Credco had unused committed credit lines totaling $5.8 billion and $4.9 billion at December 31, 1995 and 1994, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 1995 and 1994.

  At December 31, 1995 and 1994, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $342 million and $150 million, respectively, and borrowings under committed lines of credit totaling $54 million and $42 million, respectively.

  Credco's annual weighted average short-term interest rate was 6.16 percent,
  4.74 percent and 3.57 percent for the years ended December 31, 1995, 1994 and 1993, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 1995, $450 million of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 5.53%.

  Credco paid $942 million, $508 million and $347 million of interest on short-term debt obligations in 1995, 1994 and 1993, respectively.

  5.  Long-term Debt

                 -------------------------------------------------------------      -------------------------------
                                           1995                                                    1994
                 -------------------------------------------------------------      -------------------------------
                                                         Year-End
                                            Year-End     Effective
                                Notional   Stated Rate    Interest                                   Year-End
December 31,      Outstanding   Amount of   On Debt      Rate with   Maturity        Outstanding    Stated Rate
(millions)          Balance       Swaps      (a,b)       Swaps (b)   of Swaps          Balance       On Debt (b)
---------------   -----------   ---------  ------------  ----------  --------        -----------    ------------
Senior notes
  due 1996-2005      $2,008      $1,400       6.98%         6.69%    1996-2001          $1,285          7.43%
Japanese yen
  senior bonds
    due 1995              -           -          -             -             -             119          8.00%
    due 1996             98          98       8.00%         9.66%         1996              98          8.00%
Variable rate
 debt with
 American Express
 due 2004               910           -       5.59%             -            -             910          5.59%
Medium-term notes        61           -       7.02%             -            -             270          5.40%
Other senior notes        5           -       7.34%             -            -               6          7.33%
Swiss franc notes
 due 1998-2003            3           -       4.75%             -            -               -             -
Net unamortized
 bond discount           (3)          -          -              -            -              (1)            -

------------------------------------------------------------------------------      ------------------------------
 Total long-term
  debt                $3,082     $1,498                                                 $2,687
------------------------------------------------------------------------------      ------------------------------

(a) For the floating rate debt issuance, the stated rate was based on the rate at December 31, 1995; this rate is not an indication of future interest rates.
(b)  Weighted average rates were determined where appropriate.

  The above table includes the current portion of long-term debt of $409 million and $405 million at December 31, 1995 and 1994, respectively.

  The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding at December 31, 1995 and 1994, was $3.1 billion and $2.6 billion, respectively.

  Aggregate annual maturities of long-term debt for the five years ending December 31, 2000 are as follows (millions): 1996 - $409, 1997 - $211,
  1998 - $0, 1999 - $351, 2000 - $550.

  Credco paid $218 million, $222 million and $290 million of interest on long-term debt obligations in 1995, 1994 and 1993, respectively.

  6.  Restrictions as to Dividends and Limitations on Indebtedness

  The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

  7.  Derivative Instruments

  Credco enters into transactions involving derivative financial instruments as an end user. Credco uses such derivatives for nontrading purposes to manage its exposure to interest and foreign exchange rate risks and to manage its funding costs. These instruments are used when they provide a more efficient means for Credco to manage its risk exposure than if Credco entered into the cash marketplace. Credco manages risk associated with derivatives as described below.

  Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a foreign exchange rate. Credco is not impacted by market risk related to derivatives beyond that inherent in cash market transactions. Foreign currency and certain interest rate products that manage related risks have cash flow and income effects that are inverse to the effects of the underlying transactions. Credco does not enter into derivative contracts with embedded options or other features that would leverage or multiply its market risk.

  Credit exposure is the possibility that the counterparty will not fulfill the terms of the contract. Credco monitors credit exposure related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty and industry, reviewing credit ratings and requiring collateral where appropriate. A significant portion of Credco's credit risk is with counterparties rated A or better by nationally recognized credit rating agencies. Whenever possible, Credco's credit exposure is further reduced through the use of master netting agreements, which allows Credco to settle all contracts under the agreement in one net receipt or payment in the event of counterparty default.

  The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts do not represent market risk or credit exposure. At December 31, 1995 and 1994, the aggregate notional amount of Credco's derivative instruments was $4.9 billion ($46 million with an affiliate) and $5.9 billion ($105 million with an affiliate), respectively. The related credit exposure approximates the fair value of contracts in a gain position (asset) totaling $34 million ($.4 million with an affiliate) at December 31, 1995 and $58 million ($.4 million with an affiliate) at December 31, 1994. Including contracts in a loss position, Credco was in a net liability position of $105 million at December 31, 1995, compared with a net liability of $52 million at December 31, 1994. The fair value represents the replacement cost and is determined by the market values, dealer quotes or pricing models.

  The following tables detail information regarding Credco's derivatives (millions):

                           Notional    Carrying Value          Fair Value
   December 31, 1995        Amount    Asset    Liability    Asset   Liability
   -----------------       --------   -----    ---------    -----   ---------

   Interest rate products  $ 3,723   $   19    $   48       $   28   $  136
   Forward contracts         1,185        6         3            6        3
                             -----    -----     -----        -----    -----
      Total                $ 4,908   $   25    $   51       $   34   $  139
                             -----    -----     -----        -----    -----


                           Notional    Carrying Value          Fair Value
   December 31, 1994        Amount    Asset    Liability    Asset   Liability
   -----------------       --------   -----    ---------    -----   ---------

   Interest rate products  $ 4,760   $   33    $   36       $  35    $  109
   Forward contracts         1,125        7         1          23         1
                             -----    -----     -----        -----    -----
         Total             $ 5,885   $   40    $   37       $  58    $  110
                             -----    -----     -----        -----    -----


  Interest Rate Products

  Credco uses interest rate products to maintain a predetermined mix of fixed and variable rate debt in order to achieve a desired level of interest rate exposure to manage funding costs related to its Cardmember receivables and Cardmember loans. The principal product used is interest rate swaps, which involve the exchange for a specified period of time of fixed or floating rate interest payments based on a notional or contractual amount. Credco also enters into currency swaps to convert US dollar denominated debt into other currencies in order to match foreign denominated receivables with funding of the same currency and to achieve a desired level of interest rate exposure. Currency swap agreements are contracts to exchange currency and interest payments for a specific period of time.

  Interest rates charged on Credco's Cardmember loans are linked to a floating rate base and generally reprice each month (prior to 1995, theses loans generally repriced every six months). Credco generally enters into interest rate swaps paying rates that reprice when the base rates of the underlying loans change. At December 31, 1994, the notional amount for interest rate swaps included $975 million of swaps that went into effect in January and February of 1995.

  As interest rate products manage interest rate exposure, interest is accrued and reported in accounts receivable and other assets, or accrued interest and other liabilities, and interest expense, as appropriate.

  Aggregate annual expirations of interest rate swaps are as follows (notional amount in millions):
  1996 - $1,343, 1997 - $566, 1998 - $600, 1999 - $105, 2000 - $1,109.

  The following table details information regarding Credco's interest rate products at December 31, 1995 (millions):

   ---------------------------------------------------------------------------
                                                          Weighted Average
                          Notional   Primary Variable        Interest Rate
         Type              Amount      Rate Index         Fixed      Floating
   ---------------------------------------------------------------------------

    Floating to fixed     $ 2,073     1 month LIBOR       7.42%        5.83%
                                      and 1 month
                                      Commercial paper


    Fixed to floating     $ 1,650     1 month             6.27%        5.78%
                                      Commercial paper


  Foreign Currency Products

  As an end user, Credco uses foreign currency products to manage transactions denominated in foreign currencies. Foreign currency forward contracts are used primarily to fund the purchase of Cardmember receivables and hedge positions arising from these purchases. As Credco is exposed to transaction risk with regard to receivables denominated in foreign currencies and since foreign currency forward contracts reduce that exposure, the contracts are accounted for as hedges. These foreign currency forward contracts are marked to the current spot rate with the gain or loss recorded in income to offset the transaction gain or loss resulting from the receivables. The receivable or payable with the counterparty to the foreign currency forward contracts which result from this process are reported in other assets or liabilities, as appropriate. The discount or premium on foreign currency forward contracts is reported in other assets or liabilities, as appropriate, and amortized to interest expense over the terms of the contracts.

  The following table summarizes Credco's forward contracts by major currencies as of December 31 (millions):

           -----------------------------------------------
                                      1995          1994
           -----------------------------------------------

            Canadian Dollar        $   281       $   311
            Pound Sterling             233           141
            Australian Dollar          198           170
            Hong Kong Dollar           144           178
            German Mark                120           102
            Other                      209           223

           -----------------------------------------------
            Total forward
            contracts              $ 1,185       $ 1,125
           -----------------------------------------------

  Foreign currency forward contracts generally mature within one year. At December 31, 1995, Credco had no significant unhedged foreign currency exposures.

  8.  Transactions with Affiliates

  In 1995, 1994 and 1993, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $122 billion, $109 billion and $95 billion, respectively. Agreements for the purchase of non-interest-bearing receivables generally provide that Credco purchase such receivables at a discount rate which yields earnings to Credco equal to at least 1.25 times its fixed charges on an annual basis.

  The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of the month.

  As part of TRS's asset securitization program, in July 1994, Credco sold back to TRS $1.2 billion of gross receivables arising under specified domestic, consumer Cardmember accounts. TRS sold these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to RFC, its subsidiary, which conveyed them to American Express Master Trust (the ``Trust''). Credco, through CRC, purchased gross participation interests representing undivided interests in RFC's seller's interest in the receivables conveyed to the Trust, which resulted in an increase in the gross participation interest owned by CRC, for which CRC paid $1.2 billion. In September 1994, the Trust issued $900 million of receivables trust certificates in three series. At the time of such issuance, CRC sold, at face amount less applicable reserve, $972 million of gross participation interests in RFC's seller's interest back to RFC.

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

  Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):

  ----------------------------------------------------------------------------
                                              1995         1994         1993
  ----------------------------------------------------------------------------

   Cash and cash equivalents at
     December 31                              $   9       $   -        $   3
   Maximum month-end level of cash and
     cash equivalents during the year            12          20          229
   Secured loans to American Express
     Centurion Bank at December 31            2,000       2,000        2,000
   Other loans and deposits to an
     affiliate at December 31                   850         650            -
   Maximum month-end level of loans
     and deposits to affiliates
     during the year                          2,850       2,650        2,001
   Borrowings at December 31                  1,997       2,037          588
   Maximum month-end level of
     borrowings during the year               3,709       2,734        2,451
   Other income                                   6           6            6
  ----------------------------------------------------------------------------

  At December 31, 1995, 1994 and 1993, Credco held $2 billion of variable rate secured loans to American Express Centurion Bank (``Centurion Bank''), a wholly-owned subsidiary of TRS. At December 31, 1995 and 1994, Credco also held variable rate loans to American Express due in 2004 of $850 million and $650 million, respectively. The loans to Centurion Bank are secured by certain interest-bearing extended payment plan receivables owned by Centurion Bank. Interest income from these variable rate loans was $169 million, $101 million and $67 million for 1995, 1994 and 1993, respectively.

  In 1994, American Express spun-off Lehman Brothers Holdings Inc. (``Lehman'') to its shareholders through a special dividend. References to an affiliate contained in the footnotes, for periods prior to May 1994, include subsidiaries of Lehman.

  In 1994, TRS made a noncash contribution to Credco of AEB(CFS) Limited, a foreign company incorporated to fund certain Optima Card receivables outside the U.S., for book value.

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

  Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes consist of the following (millions):

  ------------------------------------------------------------
                                    1995      1994      1993
  ------------------------------------------------------------

   Current                      $    161    $   36    $   18
   Deferred                          (56)       39        46
  ------------------------------------------------------------

   Total income tax provision
    before extraordinary item        105        75        64

   Income tax benefit from
    extraordinary item                 -         -       (12)
  ------------------------------------------------------------

   Total income tax provision   $    105    $   75    $   52
  ------------------------------------------------------------


  Credco's net deferred tax assets, which are included in other assets, consisted of the following (millions):

  ------------------------------------------------------------
                                            1995     1994
  ------------------------------------------------------------

   Gross deferred tax assets:
      Reserve for loan losses             $  207   $  158

  ------------------------------------------------------------
      Total gross deferred tax assets        207      158
   Gross deferred tax liabilities:
      Foreign exchange contracts              (1)      (5)
      Other                                    -       (3)

  ------------------------------------------------------------
      Total gross deferred tax
       liabilities                            (1)      (8)
  ------------------------------------------------------------

   Net deferred tax assets                $  206   $  150
  ------------------------------------------------------------

  Credco has not recorded a valuation allowance.

  A federal tax underpayment of $3 million and overpayment of $33 million at December 31, 1995 and 1994, respectively, are included in due to affiliates.

  Income taxes paid to TRS during 1995, 1994 and 1993 were $125 million, $55 million and $21 million, respectively.

  The U.S. statutory tax rate and effective tax rate for 1995 and 1994 was approximately 35 percent. In 1993, the U.S. federal tax rate increased from 34 percent to 35 percent, resulting in a one-time benefit of $6 million in Credco's deferred tax assets. As a result of this one-time benefit, the income tax provision for continuing operations for 1993 is different than that computed using the U.S. statutory tax rate of 35 percent.

  10.  Geographic Segments

  Credco is principally engaged in the business of purchasing Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):

                                     1995       1994      1993
   -------------------------------------------------------------
   Revenues
       United States               $ 1,695    $ 1,180   $ 1,134
       International                   293        221       148
   -------------------------------------------------------------
       Consolidated                $ 1,988    $ 1,401   $ 1,282
   -------------------------------------------------------------
   Income before taxes
       United States               $   244    $   171   $   173
       International                    58         43        28
   -------------------------------------------------------------
       Consolidated                $   302    $   214   $   201
   -------------------------------------------------------------
   Identifiable assets
       United States               $17,027    $14,174   $12,787
       International                 3,165      2,694     2,156
   -------------------------------------------------------------
       Consolidated                $20,192    $16,868   $14,943
   -------------------------------------------------------------


  11.  Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data is as follows (millions):

   -------------------------------------------------------------
   Quarter Ended                 12/31   9/30    6/30   3/31
   -------------------------------------------------------------
                                            1995
   -------------------------------------------------------------
   Revenues                      $ 569  $ 480   $ 479  $ 460
   Income before taxes              90     69      66     77
   Net income                       59     45      43     50
   -------------------------------------------------------------
                                            1994
   -------------------------------------------------------------
   Revenues                      $ 391  $ 340   $ 356  $ 314
   Income before taxes              64     53      53     44
   Net income                       41     35      34     29
   -------------------------------------------------------------

                      AMERICAN EXPRESS CREDIT CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (millions)


                                         1995     1994     1993
   Reserve for doubtful accounts:        ----     ----     ----

   Balance at beginning of year        $  498   $  542   $  603
   Additions:
     Provision for doubtful
      accounts charged to income (1)      801      620      650
     Other credits (2)                      7       75       55
     Foreign translation                    2        3        -
   Deductions:
      Accounts written off                684      621      704
      Other charges (3)                     -      121       62
                                         ----     ----     ----
   Balance at end of year              $  624   $  498   $  542
                                         ====     ====     ====
   Reserve for doubtful accounts
    as a percentage of Cardmember
    receivables owned at year end        3.79%    3.55%    4.18%
                                         ====     ====     ====


  (1) Before recoveries on accounts previously written off of (millions):
      1995-$176, 1994-$177 and 1993-$175.

  (2) Reserve balances applicable to new groups of Cardmember receivables purchased from TRS and certain of its subsidiaries.

  (3) Reserve balances applicable to certain groups of Cardmember receivables and participation interests sold to affiliates.

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

  Exhibit No.         Description

   3 (a)       Registrant's Certificate     Incorporated by reference
               of Incorporation, as amended to Exhibit 3(a) to
                                            Registrant's Registration
                                            Statement on Form S-1
                                            dated February 25, 1972
                                            (File No. 2-43170).

   3 (b)       Registrant's By-Laws,        Incorporated by reference
               amended and restated as of   to Exhibit 3 (b) to
               November 24, 1980            Registrant's Annual Report
                                            on Form 10-K for the year
                                            ended December 31, 1985.

   4 (a)       Registrant's Debt            Incorporated by reference
               Securities                   to Exhibit 4 (s) to
               Indenture dated as of        Registrant's Registration
               September 1, 1987            Statement on Form S-3 dated
                                            September 2, 1987 (File No. 33-
                                            16874).

   4 (b)       Form of Note with optional   Incorporated by reference
               redemption provisions        to Exhibit 4 (t) to Registrant's
                                            Registration Statement on
                                            Form S-3 dated September 2,
                                            1987 (File No. 33-16874).

   4 (c)       Form of Debenture with       Incorporated by reference
               optional redemption and      to Exhibit 4 (u) to
               sinking fund provisions      Registrant's Registration
                                            Statement on Form S-3 dated
                                            September 2, 1987 (File No. 33-
                                            16874).

   4 (d)       Form of Original Issue       Incorporated by reference
               Discount Note with           to Exhibit 4 (v) to Registrant's
               optional redemption          Registration Statement on
               provision                    Form S-3 dated September 2, 1987
                                            (File No. 33-16874).

   4(e)        Form of Zero Coupon Note     Incorporated by reference
               with optional redemption     to Exhibit 4 (w) to Registrant's
               provisions                   Registration Statement on
                                            Form S-3 dated September 2, 1987
                                            (File No. 33-16874).

   4 (f)       Form of Variable Rate Note   Incorporated by reference
               with optional redemption     to Exhibit 4 (x) to Registrant's
               and repayment provisions     Registration Statement on
                                            Form S-3 dated September 2, 1987
                                            (File No. 33-16874).

   4 (g)       Form of Extendible Note      Incorporated by reference
               with optional redemption     to Exhibit 4 (y) to Registrant's
               and repayment provisions     Registration Statement on
                                            Form S-3 dated September 2, 1987
                                            (File No. 33-16874).

   4 (h)       Form of Fixed Rate Medium-   Incorporated by reference
               Term Note                    to Exhibit 4 (z) to Registrant's
                                            Registration Statement on
                                            Form S-3 dated September 2, 1987
                                            (File No.  33-16874).

   4 (i)       Form of Floating Rate        Incorporated by reference
               Medium-Term Note             to Exhibit 4 (aa) to Registrant's
                                            Registration Statement on
                                            Form S-3 dated September 2, 1987
                                            (File No.  33-16874).

   4 (j)       Form of Warrant Agreement    Incorporated by reference
                                            to exhibit 4 (bb) to Registrant's
                                            Registration Statement on
                                            Form S-3 dated September 2, 1987
                                            (File No. 33-16874).

   4 (k)       Form of Supplemental         Incorporated by reference
               Indenture                    to exhibit 4 (cc) to Registrant's
                                            Registration Statement on
                                            Form S-3 dated September 2, 1987
                                            (File No. 33-16874).

   4 (l)       The Registrant hereby
               agrees to furnish the
               Commission, upon request,
               with copies of the
               instruments defining the
               rights of holders of each
               issue of long-term debt of
               the Registrant for which
               the total amount of
               securities authorized
               thereunder does not exceed
               10% of the total assets of
               the Registrant

   10 (a)      Receivables Agreement        Incorporated by reference
               dated as of January 1,       to Exhibit 10 (b) to Registrant's
               1983 between the             Annual Report on Form 10-K
               Registrant and American      for the year ended December
               Express Travel Related       31, 1987.
               Services Company, Inc.


   10 (b)      Secured Loan Agreement       Incorporated by reference
               dated as of June 30, 1988    to Exhibit 10 (b) to Registrant's
               between the Registrant and   Annual Report on Form 10-K
               American Express Centurion   for the year ended December
               Bank                         31, 1988.


   10 (c)      Participation Agreement      Incorporated by reference
               dated as of August 3, 1992   to Exhibit 10(c) to Registrant's
               between American Express     Annual Report on Form 10-K
               Receivables Financing        for the year ended December
               Corporation and Credco       31, 1992.
               Receivables Corp.


   12.1        Computation in Support for   Electronically filed herewith.
               Ratio of Earnings to Fixed
               Charges of American
               Express Credit Corporation

   12.2        Computation in Support for   Electronically filed herewith.
               Ratio of Earnings to Fixed
               Charges of American
               Express Company

   23          Consent of Independent       Electronically filed herewith.
               Auditors

   27          Financial Data Schedule      Electronically filed herewith.