Form 10-Q
period 1996-03-31
AMERICAN EXPRESS CREDIT CORP
filed 1996-05-15
CIK 4969

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

                 For the quarterly period ended March 31, 1996

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____
                         Commission File No. 1-6908

                        AMERICAN EXPRESS CREDIT CORPORATION
              (Exact name of registrant as specified in its charter)

            Delaware                          11-1988350
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

 One Christina Centre, Wilmington, Delaware     19801-2919
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (302) 594-3350

_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X   NO
                                           ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at May 14, 1996
- ----------------------------      ---------------------------
Common Stock, $.10 par value      1,504,938 shares

                   AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


                           FORM 10-Q

                             INDEX

                                                              Page
                                                              ----
                                                              No.
                                                              ---
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed consolidated statements
                of income and retained earnings -
                three months ended March 31, 1996 and 1995      3

                Condensed consolidated balance
                sheets - March 31, 1996 and
                December 31, 1995                               4

                Condensed consolidated statements
                of cash flows - three months ended
                March 31, 1996 and 1995                         5

                Notes to condensed consolidated
                financial statements                            6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                   6


PART II. OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                8

                   AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


                                 PART I

Item 1.   Financial Statements


          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND RETAINED EARNINGS
                          (millions)
                          (Unaudited)

                                      Three Months Ends
                                           March 31,
                                       1996       1995
                                       ----       ----
Revenues
Revenue earned from purchased
    accounts receivable               $ 448      $ 381
Interest income from affiliates          40         41
Interest income from investments         42         36
Other income                              2          2
                                      -----      -----
Total                                   532        460
                                      -----      -----
Expenses
Interest expense - affiliates            38         40
Interest expense - other                236        213
Provision for doubtful accounts,
    net of recoveries                   172        128
Other expenses                            1          2
                                      -----      -----
Total                                   447        383
                                      -----      -----

Income before taxes                      85         77
Income tax provision                     30         27
                                      -----       -----
Net Income                               55         50

Retained earnings at
beginning of period                   1,618      1,571
                                      -----      -----
Retained earnings at end of period   $1,673     $1,621
                                     ======     ======

   See notes to condensed consolidated financial statements.

                   AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                    Travel Related Services Company, Inc.)



                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (millions)
                                (Unaudited)

                                       March 31,   December 31,
                                            1996           1995
                                     -----------   ------------
Assets
Cash and cash equivalents                $ 3,318        $ 1,190
Accounts receivable                       15,856         16,439
 Less:  reserve for doubtful accounts        647            624
                                         -------         ------
                                          15,209         15,815

Loans and deposits with affiliates         2,850          2,850
Deferred charges and other assets            337            337
                                          ------          ------
Total assets                             $21,714        $20,192
                                         =======        =======

Liabilities and shareholder's equity
Short-term debt with affiliates         $  1,296       $  1,087
Short-term debt - other                   14,736         13,115
Current portion of long-term
 debt - other                                455            409
Long-term debt with affiliate                910            910
Long-term debt - other                     1,552          1,763
                                         -------        -------
Total debt                                18,949         17,284

Due to affiliates                            732            882
Accrued interest and other liabilities       120            130
                                          ------         ------
Total liabilities                         19,801         18,296
                                          ------         ------
Deferred discount revenue                     78            116
                                          ------         ------
Shareholder's equity:
     Common stock                              1              1
     Capital surplus                         161            161
     Retained earnings                     1,673          1,618
                                          ------         ------
Total shareholder's equity                 1,835          1,780
                                          ------         ------
Total liabilities and
  shareholder's equity                   $21,714        $20,192
                                         =======        =======

   See notes to condensed consolidated financial statements.

                   AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (millions)
                             (Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
Cash Flows from Operating Activities:
Net income                                         $ 55      $   50
Adjustments to reconcile net income to net
  cash and cash equivalents provided by
  by operating activities:
  Provision for doubtful accounts, net of
  recoveries                                        172         128
  Amortization of deferred underwriting
  fees and bond discount/premium                      1           1
  Changes in operating assets and liabilities:
    Increase in deferred tax assets                  (5)         (5)
    Decrease in interest receivable and other
    operating assets                                 27         150
    Decrease in accrued interest and other
    liabilities                                      (5)         (7)
    (Decrease)increase in due to affiliates         (34)         29
    Decrease in deferred discount revenue           (38)         (7)
                                                   -----       -----
Net cash provided by operating activities           173         339
                                                   -----       -----
Cash Flows from Investing Activities:
Decrease in accounts receivable                     321         753
Recoveries of accounts receivable previously
  written off                                        45          42
Decrease in due to affiliates from purchased
  receivables                                       (63)       (406)
                                                   -----       -----
Net cash provided by investing activities           303         389
                                                   -----       -----
Cash Flows from Financing Activities:
Net increase(decrease) in short-term debt
  with affiliates with maturity less than
  ninety days                                       209        (46)
Net increase(decrease) in short-term debt
  -other with maturity less than ninety days      2,321     (2,329)
Proceeds from issuance of debt                    3,333      2,776
Repayment of debt                                (4,211)      (184)
                                                 -------    ------
Net cash provided by financing activities         1,652        217
                                                 -------    ------
Net increase in cash and cash equivalents         2,128        945
Cash and cash equivalents at beginning of period  1,190        460
                                                 ------     ------
Cash and cash equivalents at end of period       $3,318     $1,405
                                                 ======     ======

   See notes to condensed consolidated financial statements.

                   AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements should be read in conjunction with the Annual Report of American Express Credit Corporation, including its subsidiaries where appropriate, ("Credco") on Form 10-K for the year ended
     December 31, 1995. Certain prior year amounts have been reclassified to conform to the current year's presentation.
     Significant accounting policies disclosed therein have not changed.

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 1996 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 1996 and 1995 and cash flows for the three-month periods ended March 31, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the three-month periods ended March 31, 1996 and 1995, Credco paid $270 million and $305 million of interest, respectively. Income taxes paid for each of the three-month periods ended March 31, 1996 and 1995 were $21.6 million and $0.8 million, respectively.


Item 2. Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1996, Credco had the ability to issue $1 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.


Results of Operations

Credco purchases Cardmember receivables without recourse from American Express Travel Related Services Company, Inc. (TRS) or its subsidiaries. Non-interest-bearing Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three

                   AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

months ended March 31, 1996 and 1995 was 1.31 and 1.30, respectively. The ratio of earnings to fixed charges for American Express Company (the "Company"), the parent of TRS, for the three-month period ended March 31, 1996 was 1.96.
The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily an the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

Credco purchased $32 billion and $27 billion of Cardmember receivables during the three-month periods ended March 31, 1996 and 1995, respectively. At March 31, 1996 and December 31, 1995, Credco owned $14.1 billion and $14.8 billion, respectively, of non-interest-bearing receivables. At March 31, 1996 and December 31, 1995, non-interest-bearing receivables included $3.5 billion and $2.3 billion, respectively, of gross participation interests in the seller's interest in Cardmember receivables owned by a Master Trust which was formed by TRS as part of an asset securitization program. The gross participation interests represent undivided interests in the receivables conveyed to the Master Trust by American Express Receivables Financing Corp., a subsidiary of TRS. In addition, at both March 31, 1996 and December 31, 1995, Credco owned extended payment plan receivables totaling $1.7 billion.

For the three-month periods ended March 31, 1996 and 1995, the average life of Cardmember receivables owned by Credco was 44 days and 43 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 1996 and 1995 was .46 percent and .41 percent, respectively.

Credco's increase in revenue for the three-month period ended
March 31, 1996, is due to increased volume of receivables purchased. Increased interest income for the three-month period ended March 31, 1996 is attributable to increased levels of average investments. Interest expense increased for the three-month period ended March 31, 1996 reflecting increased volume offset by a decrease in borrowing rates. Provision for doubtful accounts for the three-month period also increased reflecting volume growth as well as higher loss rates.

                   AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 1996, compared with the three-month period ended March 31, 1995 (in millions):

                                                  Three
                                                  Month
                                                  Period
                                                  ------
Revenue earned from purchased accounts receivable-
changes attributable to:
  Volume of receivables purchased                   $ 68
  Discount and interest rates                         (1)
                                                    -----
    Total                                           $ 67
                                                    =====
Interest income from affiliates-changes
attributable to:
  Volume of average investments outstanding         $  3
  Interest rates                                      (4)
                                                    -----
    Total                                            $(1)
                                                    =====


Interest income from investments-changes
attributed to:
  Volume of average investments outstanding         $ 10
  Interest rates                                      (4)
                                                    -----
    Total                                           $  6
                                                    =====
Interest expense (affiliates)-changes
attributable to:
  Volume of average debt outstanding                $  4
  Interest rates                                      (6)
                                                    -----
    Total                                            $(2)
                                                    =====
Interest expense (other)-changes  attributable
to:
  Volume of average debt outstanding                $ 44
  Interest rates                                     (21)
                                                    -----
   Total                                            $ 23
                                                    =====
Provision for doubtful accounts-changes
attributable to:
  Volume of receivables purchased                   $ 32
  Provision rates and volume of recoveries            12
                                                    -----
   Total                                            $ 44
                                                    =====

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

              AMERICAN EXPRESS CREDIT CORPORATION
                          (REGISTRANT)

DATE      May 14, 1996    /s/Vincent P. Lisanke
                          _______________________________
                          Vincent P.  Lisanke
                          (President, Chief Executive Officer
                           and Chief Accounting Officer)





                         EXHIBIT INDEX

            Pursuant to Item 601 of Regulation S-K

                   Description                    How Filed
                   -----------                    ---------
Exhibit   Computation in support of ratio of      Electronically
12.1      earnings to fixed charges of American   filed herewith.
          Express Credit Corporation.

Exhibit   Computation in support of ratio of      Electronically
12.2      earnings to fixed charges of            filed herewith.
          American Express Company.

Exhibit   Financial data schedule.                Electronically
27                                                filed herewith.