Form 10-Q
period 1996-06-30
AMERICAN EXPRESS CREDIT CORP
filed 1996-08-14
CIK 4969

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

               For the quarterly period ended June 30, 1996

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

- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   YES    X   NO
                                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                Outstanding at August 13, 1996
- ---------------------------          ------------------------------
Common Stock, $.10 par value         1,504,938 shares

                      AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                    Travel Related Services Company, Inc.)

                                  FORM 10-Q

                                    INDEX

                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed consolidated statements of
                   income and retained earnings -three
                   and six months ended June 30,1996 and 1995        3

                   Condensed consolidated balance sheets
                   - June 30, 1996 and December 31, 1995             4

                   Condensed consolidated statements of cash
                   flows - six months ended June 30, 1996
                   and 1995                                          5

                   Notes to condensed consolidated
                   financial statements                              6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     6


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                  8

                      AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                    Travel Related Services Company, Inc.)


                                     PART I

Item 1.  Financial Statements


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          AND RETAINED EARNINGS
                                (millions)
                                (Unaudited)

                             Three Months Ended         Six Months Ended
                                  June 30,                   June 30,
                               1996      1995             1996     1995
                               ----      ----             ----     ----
Revenues
Revenue earned from purchased
 accounts receivable           $ 474     $ 402            $ 922    $ 783
Interest income from affiliates   40        42               80       83
Interest income from investments  57        33               99       69
Other income                       -         2                2        4
                               -----     -----            -----    -----
Total                            571       479            1,103      939
                               -----     -----            -----    -----
Expenses
Interest expense - affiliates     33        32                71      72
Interest expense - other         256       228               492     441
Provision for doubtful
 accounts, net of recoveries     206       152               378     280
Other expenses                     2         1                 3       3
                               -----     -----             -----   -----
Total                            497       413               944     796
                               -----     -----             -----   -----
Income before taxes               74        66               159     143
Income tax provision              26        23                56      50
                               -----     -----             -----   -----
Net income                        48        43               103      93

Retained earnings at
 beginning of period           1,673      1,621            1,618   1,571
                               -----      -----            -----   -----
Retained earnings at end
 of period                    $1,721     $1,664            $1,721 $1,664
                              ======     ======            ====== ======

        See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                    Travel Related Services Company, Inc.)


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (millions)
                                     (Unaudited)

                                        June 30,             December 31,
                                          1996                   1995
                                          ----                   ----
Assets
Cash and cash equivalents               $ 1,767                $ 1,190
Accounts receivable                      16,665                 16,439
Less:  reserve for doubtful
 accounts                                   685                    624
                                        -------                -------
                                         15,980                 15,815

Loans and deposits with affiliates        2,850                  2,850
Deferred charges and other assets           290                    337
                                        -------                -------
Total assets                            $20,887                $20,192
                                        =======                =======

Liabilities and shareholder's equity
Short-term debt with affiliates         $ 1,815                $ 1,087
Short-term debt - other                  13,858                 13,115
Current portion of long-term debt-other     452                    409
Long-term debt with affiliate               910                    910
Long-term debt - other                    1,560                  1,763
                                        -------                -------
Total debt                               18,595                 17,284

Due to affiliates                           213                    882
Accrued interest and other liabilities      114                    130
                                        -------                -------
Total liabilities                        18,922                 18,296
                                        -------                -------
Deferred discount revenue                    82                    116
                                        -------                -------
Shareholder's equity:
     Common stock                             1                      1
     Capital surplus                        161                    161
     Retained earnings                    1,721                  1,618
                                        -------                -------
Total shareholder's equity                1,883                  1,780
                                        -------                -------
Total liabilities and
shareholder's equity                    $20,887                $20,192
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

                      AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                    Travel Related Services Company, Inc.)


              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (millions)
                               (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                 ----------------------
                                                     1996      1995
                                                     ----      ----
Cash Flows from Operating Activities:
Net income                                          $ 103     $  93
Adjustments to reconcile net income to net
   cash and cash equivalents provided by
   operating activities:
   Provision for doubtful accounts,
    net of recoveries                                 378       280
   Amortization of deferred underwriting
    fees and bond discount/premium                      -         1
   Changes in operating assets and liabilities:
      Increase in deferred tax assets                 (10)      (10)
      Increase in interest receivable and other
       operating assets                               (52)      (98)
      Decrease in accrued interest and other
       liabilities                                    (13)        -
      (Decrease)increase in due to affiliates         (35)       28
      Decrease in deferred discount revenue           (34)      (22)
                                                     -----     -----
Net cash provided by operating activities             337       272
                                                     -----     -----
Cash Flows from Investing Activities:
Increase in accounts receivable                      (838)     (442)
Sale of net accounts receivable to an affiliate       230         -
Purchase of participation interest in seller's
   interest in accounts receivable from an affiliate (103)        -
Recoveries of accounts receivable previously
   written off                                         94        84
Increase in loans and deposits with affiliates          -      (200)
Decrease in due to affiliates from purchased
   receivables                                       (575)     (480)
                                                   -------   -------
Net cash used in investing activities              (1,192)   (1,038)
                                                   -------   -------
Cash Flows from Financing Activities:
Net increase in short-term debt with affiliates
   with maturity less than ninety days                728       130
Net increase(decrease) in short-term debt -
   other with maturity less than ninety days        5,153    (5,853)
Proceeds from issuance of debt                      4,858     9,174
Repayment of debt                                  (9,307)   (1,772)
                                                   -------   -------
Net cash provided by financing activities           1,432     1,679
                                                   -------   -------

Net increase in cash and cash equivalents             577       913
Cash and cash equivalents at beginning of period    1,190       460
                                                   -------   -------
Cash and cash equivalents at end of period         $1,767    $1,373
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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 1996 and the consolidated results of its operations and changes in its retained earnings for the six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2.   For the six-month periods ended June 30, 1996 and 1995, Credco paid
     $575 million and $613 million of interest, respectively. Income taxes paid for each of the six-month periods ended June 30, 1996 and 1995 were $55 million and $57 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, Credco had the ability to issue $1 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

Results of Operations

Credco purchases Cardmember receivables without recourse from American Express Travel Related Services Company, Inc. ("TRS") or its subsidiaries. Non-interest-bearing Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for both six month periods ended
June 30, 1996 and 1995 was 1.28. The ratio of earnings to fixed charges for American Express Company (the "Company"), the parent of TRS, for the six-month periods ended June 30, 1996 and 1995 was 2.01 and 1.84, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

                      AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Credco purchased $67 billion and $57 billion of Cardmember receivables during the six-month periods ended June 30, 1996 and 1995, respectively. At
June 30, 1996 and December 31, 1995, Credco owned $15.0 billion and $14.8 billion, respectively, of non-interest-bearing receivables. At June 30, 1996 and December 31, 1995, non-interest-bearing receivables included $3.8 billion and $2.3 billion, respectively, of gross participation interests in the seller's interest in Cardmember receivables owned by a Master Trust which was formed by TRS as part of an asset securitization program. The gross participation interests represent undivided interests in the receivables conveyed to the Master Trust by American Express Receivables Financing Corp., a subsidiary of TRS. In addition, at June 30, 1996 and December 31, 1995, Credco owned extended payment plan receivables totaling $1.6 billion and $1.7 billion, respectively, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a subsidiary of TRS. The extended payment plan receivables owned at June 30, 1996 include $100 million representing a participation interest owned by a subsidiary of Credco in the seller's interest in designated revolving credit loans owned by the American Express Credit Account Master Trust which was created by Centurion Bank and American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS, during the second quarter of 1996 for the securitization of revolving credit loans.

For both the six-month periods ended June 30, 1996 and 1995, the average life of Cardmember receivables owned by Credco was 43 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 1996 and 1995 was .46 percent and .41 percent, respectively.

Credco's increase in revenue for the six-month period ended June 30, 1996, is due to increased volume of receivables purchased. Increased interest income for the six-month period ended June 30, 1996 is attributable to an increase in average investments. Interest expense increased for the six-month period ended June 30, 1996 due to increased volume. Provision for doubtful accounts for the six-month period also increased primarily reflecting volume growth.

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 1996, compared with the six-month period ended June 30, 1995 (in millions):

                                                                   Six
                                                                  Month
                                                                  Period
                                                                  ------
Revenue earned from purchased accounts receivable-
changes attributable to:
    Volume of receivables purchased                                $ 132
    Discount and interest rates                                        7
                                                                   ------
         Total                                                     $ 139
                                                                   ======

                      AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Interest income from affiliates-changes attributable to:
    Volume of average investments outstanding                      $    6
    Interest rates                                                     (9)
                                                                   -------
         Total                                                     $   (3)
                                                                   =======
Interest income from investments-changes attributable to:
    Volume of average investments outstanding                      $   41
    Interest rates                                                    (11)
                                                                   -------
         Total                                                     $   30
                                                                   =======

Interest expense (affiliates)-changes attributable to:
    Volume of average debt outstanding                             $    9
    Interest rates                                                    (10)
                                                                   -------
         Total                                                     $   (1)
                                                                   =======

Interest expense (other)-changes attributable to:
    Volume of average debt outstanding                              $ 114
    Interest rates                                                    (63)
                                                                   -------
         Total                                                      $  51
                                                                   =======
Provision for doubtful accounts-changes attributable to:
    Volume of receivables purchased                                 $  63
    Provision rates and volume of recoveries                           35
                                                                   -------
         Total                                                      $  98
                                                                   =======


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

                    AMERICAN EXPRESS CREDIT CORPORATION
                               (REGISTRANT)

DATE      August 14, 1996      /s/Vincent P. Lisanke
                               -----------------------------------
                               Vincent P.  Lisanke
                               (President, Chief Executive Officer
                               and Chief Accounting Officer)



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

Exhibit 12.2   Computation in support of      Electronically filed herewith.
               ratio of earnings to fixed
               charges of American
               Express Company.

Exhibit 27.    Financial data schedule.       Electronically filed herewith.