Form 10-Q
period 1996-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1996-11-14
CIK 4969

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                        ____________________

                             FORM 10-Q
                        ____________________

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

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

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to  such  filing requirements for the past 90 days.   YES    X   NO
                                                          -------   -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at November 14, 1996
----------------------------       -------------------------------
Common Stock, $.10 par value       1,504,938 shares

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

                              FORM 10-Q

                                INDEX

                                                           Page No.
                                                           --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed consolidated statements
                   of income and retained earnings -
                   three and nine months ended
                   September 30, 1996 and 1995                  3

                   Condensed consolidated balance
                   sheets - September 30, 1996 and
                   December 31, 1995                            4

                   Condensed consolidated statements
                   of cash flows - nine months ended
                   September 30, 1996 and 1995                  5

                   Notes to condensed consolidated
                   financial statements                         6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                6


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K             9

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

                                  PART I

Item 1.        Financial Statements


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          AND RETAINED EARNINGS
                               (millions)
                               (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                    September 30,          September 30,
                                   1996      1995          1996     1995
                                   ----      ----          ----     ----
Revenues
Revenue earned from purchased
  accounts receivable             $ 453     $ 408         $1,375  $1,191
Interest income from affiliates      40        43            120     126
Interest income from investments     46        27            145      96
Other income                          1         2              3       6
                                  -----     -----         ------  ------
        Total                       540       480          1,643   1,419
                                  -----     -----         ------  ------

Expenses
Interest expense - affiliates        33        29            104     101
Interest expense - other            248       231            740     672
Provision for doubtful accounts,
  net of recoveries                 169       149            547     429
Other expenses                        1         2              4       5
                                  -----     -----         ------  ------
        Total                       451       411          1,395   1,207
                                  -----     -----         ------  ------

Income before taxes                  89        69            248     212
Income tax provision                 31        24             87      74
                                  -----     -----         ------  ------
Net income                           58        45            161     138

Retained earnings at
  beginning of period             1,721     1,664          1,618   1,571
                                  -----     -----         ------  ------
Retained earnings at
  end of period                  $1,779    $1,709         $1,779  $1,709
                                 ======    ======         ======  ======

        See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (millions)

                                (Unaudited)
                               September 30,         December 31,
                                    1996                 1995
                                    ----                 ----
Assets
Cash and cash equivalents         $ 2,233              $ 1,190

Accounts receivable                15,324               16,439
 Less: reserve for doubtful
       accounts                       620                  624
                                   ------              -------
                                   14,704               15,815

Loans and deposits with affiliates  2,850                2,850
Deferred charges and other assets     302                  337
                                   ------               ------
Total assets                      $20,089              $20,192
                                   ======               ======

Liabilities and shareholder's equity
Short-term debt with affiliates   $ 1,073              $ 1,087
Short-term debt - other            13,572               13,115
Current portion of long-term
  debt - other                        452                  409
Long-term debt with affiliate         910                  910
Long-term debt - other              1,561                1,763
                                   ------               ------
Total debt                         17,568               17,284

Due to affiliates                     361                  882
Accrued interest and other
  liabilities                         131                  130
                                   ------               ------
Total liabilities                  18,060               18,296
                                   ------               ------

Deferred discount revenue              88                  116
                                   ------               ------
Shareholder's equity:
  Common stock                          1                    1
  Capital surplus                     161                  161
  Retained earnings                 1,779                1,618
                                   ------               ------
Total shareholder's equity          1,941                1,780
                                   ------               ------
Total liabilities and
  shareholder's equity            $20,089              $20,192
                                   ======               ======

         See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)
                                 (Unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                   1996      1995
                                                   ----      ----
Cash Flows from Operating Activities:
Net income                                      $   161     $  138
Adjustments to reconcile net income to net
  cash and cash equivalents provided by
  operating activities:
  Provision for doubtful accounts, net of           547        429
  recoveries
  Amortization of deferred underwriting fees
    and bond discount/premium                         1          1
  Changes in operating assets and liabilities:
    Increase in deferred tax assets                 (19)       (15)
    Increase in interest receivable and other
      operating assets                              (94)       (50)
    Increase in accrued interest and other
      liabilities                                     4          1
    Increase in due to affiliates                    71         31
    Decrease in deferred discount revenue           (28)       (11)
                                                  ------    -------
Net cash provided by operating activities           643        524
                                                  ------    -------
Cash Flows from Investing Activities:
Increase in accounts receivable                  (1,017)    (1,261)
Sale of net accounts receivable to an affiliate   2,294          -
Purchase of participation interest in seller's
  interest in accounts receivable from an
  affiliate                                      (2,178)         -
Sale of participation interest in seller's
  interest in accounts receivable to an
  affiliate                                       1,304          -
Recoveries of accounts receivable previously
  written off                                       141        124
Increase in loans and deposits with affiliates        -       (200)
Decrease in due to affiliates from purchased
  receivables                                      (531)      (239)
                                                  ------    -------
Net cash provided by (used in) investing
  activities                                         13     (1,576)
                                                  ------    -------
Cash Flows from Financing Activities:
Net decrease in short-term debt with
  affiliates with maturity less than
  ninety days                                       (14)      (240)
Net increase(decrease) in short-term debt -
  other with maturity less than ninety days       6,621     (5,353)
Proceeds from issuance of debt                    6,167     14,033
Repayment of debt                               (12,387)    (6,355)
                                                --------    -------
Net cash provided by financing activities           387      2,085
                                                --------    -------
Net increase in cash and cash equivalents         1,043      1,033
Cash and cash equivalents at beginning of period  1,190        460
                                                --------    -------
Cash and cash equivalents at end of period       $2,233     $1,493
                                                ========    =======

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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 1996 and the consolidated results of its operations and changes in its retained earnings for the nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the nine-month periods ended September 30, 1996 and 1995, Credco paid $844 million and $869 million of interest, respectively. Income taxes paid for each of the nine-month periods ended September 30, 1996 and 1995 were $124 million and $103 million, respectively.

3. As part of American Express Travel Related Services Company,Inc.'s ("TRS") securitization program, Credco sold back to TRS $2.2 billion of gross receivables arising under specified U.S. consumer
     Cardmember accounts. TRS sold these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to its subsidiary, American Express Receivables Financing Corporation ("RFC"). RFC, in turn, conveyed them to the American Express Master Trust (the "Trust"). This resulted in an increase in the participation interest in RFC's seller's interest in the securitized receivables owned by Credco Receivables Corp. ("CRC"), a subsidiary of Credco, for which CRC paid $2.2 billion. In September 1996, the Trust issued $1.25 billion of receivables trust certificates in two series.
     At the time of such issuance, CRC sold, at face amount less applicable reserve, $1.3 billion of its gross participation interest in RFC's seller's interest back to RFC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, Credco had the ability to issue $1 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

Results of Operations

Credco purchases Cardmember receivables without recourse from American Express Travel Related Services Company, Inc. ("TRS") or its subsidiaries. Non-interest-bearing Cardmember receivables are purchased at face amount less

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

a specified discount agreed upon from time to time, and interest-bearing Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 1996 and 1995 was 1.29 and 1.27, respectively. The ratio of earnings to fixed charges for American Express Company (the "Company"), the parent of TRS, for the nine-month periods ended September 30, 1996 and 1995 was 2.05 and 1.87, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

Credco purchased $100 billion and $88 billion of Cardmember receivables during the nine-month periods ended September 30, 1996 and 1995, respectively. At September 30, 1996 and December 31, 1995, Credco owned $13.6 billion and $14.8 billion, respectively, of non-interest-bearing receivables, of which $2.2 billion and $2.3 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly owned subsidiary of Credco.
CRC owns a participation in the seller's interest in Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). This Trust was formed in 1992 by TRS to securitize U.S. consumer Cardmember receivables.

In connection with TRS' securitization program for U.S. consumer Cardmember receivables, CRC purchases from American Express Receivables Financing Corporation ("RFC"), a subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the Trust. In September 1996, the Trust issued an additional $1.25 billion of accounts receivable trust certificates to the public. At that time, CRC sold to RFC, at face amount less applicable reserve, $1.3 billion of its gross participation interest. The gross participation interests represent undivided interests in the receivables conveyed to the Trust by RFC.

In addition, at both September 30, 1996 and December 31, 1995, Credco owned extended payment plan receivables totaling $1.7 billion, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a subsidiary of TRS. The extended payment plan receivables owned at September 30, 1996 include $98 million of participation interest owned by CRC. This represents a participation in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). This Master Trust was formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

For the nine-month periods ended September 30, 1996 and 1995, the average life of Cardmember receivables owned by Credco was 44 days and 43 days, respectively.

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the nine-month periods ended
September 30, 1996 and 1995 was .48 percent and .42 percent, respectively.

Credco's increase in revenue for the nine-month period ended September 30, 1996, is due to increased volume of receivables purchased. Increased interest income for the nine-month period ended September 30, 1996 is attributable to an increase in average investments. Interest expense increased for the nine-month period ended September 30, 1996 due to an increase in volume. Provision for doubtful accounts for the nine-month period also increased primarily reflecting volume growth.

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 1996, compared with the nine-month period ended September 30, 1995 (in millions):

                                                             Nine
                                                             Month
                                                             Period
                                                             ------
Revenue earned from purchased accounts receivable-
changes attributable to:
  Volume of receivables purchased                             $ 149
  Discount and interest rates                                    35
                                                               ----
         Total                                                $ 184
                                                               ====
Interest income from affiliates - changes attributable to:
  Volume of average investments outstanding                   $   6
  Interest rates                                                (12)
                                                               ----
        Total                                                 $  (6)
                                                               =====

Interest income from investments - changes attributable to:
  Volume of average investments outstanding                   $  64
  Interest rates                                                (15)
                                                               ----
        Total                                                 $  49
                                                               =====

Interest expense(affiliates) - changes attributable to:
  Volume of average debt outstanding                          $  15
  Interest rates                                                (12)
                                                               ----
        Total                                                 $   3
                                                               =====

                    AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

Interest expense(other) - changes attributable to:
  Volume of average debt outstanding                          $ 159
  Interest rates                                                (91)
                                                               ----
        Total                                                 $  68
                                                               =====

Provision for doubtful accounts - changes attributable to:
  Volume of receivables purchased                             $  80
  Provision rates and volume of recoveries                       38
                                                               ----
        Total                                                 $ 118
                                                              =====




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



                   AMERICAN EXPRESS CREDIT CORPORATION
                              (REGISTRANT)


DATE      November 14, 1996         /s/Vincent P. Lisanke
                                    -----------------------------------
                                    Vincent P.  Lisanke
                                    (President, Chief Executive Officer
                                     and Chief Accounting Officer)






                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K

                     Description                    How Filed
                     -----------                    ---------
Exhibit 12.1      Computation in support of       Electronically
                  ratio of earnings to fixed      filed herewith.
                  charges of American
                  Express Credit Corporation.

Exhibit 12.2      Computation in support of       Electronically
                  ratio of earnings to fixed      filed herewith.
                  charges of American Express
                  Company.

Exhibit 27.       Financial data schedule.        Electronically
                                                  filed herewith.