Form 10-K
period 1996-12-31
AMERICAN EXPRESS CREDIT CORP
filed 1997-03-31
CIK 4969

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         --------------------
                               FORM 10-K
                         --------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                                 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____
                      Commission File No. 1-6908

                  AMERICAN EXPRESS CREDIT CORPORATION
        (Exact name of Registrant as specified in its charter)

  Delaware                                          11-1988350
  (State or other jurisdiction of        (I.R.S Employer Identification  No.)
  incorporation or organization)

  One Christina Centre, Wilmington, Delaware           19801
  (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number including area code:(302) 594-3350.

  Securities registered pursuant to
    Section 12 (b) of the Act:

                                               Name of each exchange
       Title of each class                      on which registered
  -------------------------------              -------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
  Form 10-K.  X
             ---

  American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant.
  Accordingly, there is no market for the Registrant's common stock. At March 31, 1997, 1,504,938 shares were outstanding.

  Documents incorporated by reference:  None

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

  Credco is primarily engaged in the business of purchasing most charge Cardmember receivables arising from the use of the American Express Card, including the American Express-R Gold Card, Platinum Card-R and Corporate Card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain revolving credit receivables arising from the use of the Optima-R Card and interest-bearing extended payment plan Sign & Travel-R receivables arising from travel service sales. The American Express Card and the Optima Card are referred to herein as the "Card".

  American Express Card Business

  TRS currently issues the Card in 37 currencies. The Card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods and services in the United States and in most countries around the world at establishments that have agreed to accept the Card. TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges, and in certain instances, the average charge amount and the amount of information provided.

  Except in the case of the Optima Card, a family of revolving credit cards which is marketed in the United States and several other countries, the charge Card is primarily designed as a method of payment and not as a means of financing purchases of goods and services and carries no pre-set spending limit. Charges are approved based on a Cardmember's account history, credit record and personal resources. Except in the case of the Optima Card and certain extended payment plans, payment of the full amount billed each month is due from the Cardmember upon receipt of the bill, and no finance charges are assessed. Charge Card accounts that are past due by approximately 50 days are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

  The American Express charge Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit
  Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. These laws and regulations have not had, and are not expected to have, a material adverse effect on the charge Card and consumer lending business, either in the United States or on a worldwide basis.

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

  Credco generally purchases non-interest-bearing charge Cardmember receivables at face amount less a specified discount agreed upon from time to time and interest-bearing revolving credit Cardmember receivables at face amount. The Receivables Agreements generally require that non-interest-bearing receivables be purchased at discount rates which yield to Credco earnings of not less than 1.25 times its fixed charges on an annual basis. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market rates or significant changes in the collectibility of receivables. New groups of Cardmember receivables are generally purchased net of reserve balances applicable thereto.

  Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco; however, Credco purchases certain extended payment plan receivables. At December 31, 1996 and 1995, extended payment plan receivables owned by Credco totaled $1.8 billion and $1.7 billion, respectively, representing 10.4 percent and 10.1 percent, respectively, of all interests in receivables owned by Credco. These extended payment plan receivables consist of certain interest-bearing extended payment plan receivables comprised principally of Optima and Sign & Travel accounts arising from travel service sales and non-interest-bearing deferred merchandise receivables arising from direct mail merchandise sales by TRS.

  Credco, through a subsidiary, Credco Receivables Corp. ("CRC"), purchases gross participation interests in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables owned by two master trusts formed by TRS as part of its asset securitization program. The gross participation interests represent undivided interests in the receivables originated by TRS and by American Express Centurion Bank, a subsidiary of TRS. See note 3 in "Notes to Consolidated Financial Statements" appearing herein.

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

  Volume of Business

  The following table shows the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (millions):

            Volume of Cardmember   Cardmember Receivables Owned
           Receivables Purchased           at December 31,

  Year   Domestic  Foreign   Total   Domestic  Foreign    Total
  ----   --------  -------   -----   --------  -------    -----
  1996  $ 100,512 $ 35,299 $135,811  $ 13,530  $ 3,829  $ 17,359
  1995     91,299   30,638  121,937    13,179    3,260    16,439
  1994     83,851   25,639  109,490    11,273    2,747    14,020
  1993     80,202   14,635   94,837    10,758    2,210    12,968
  1992     81,311   13,041   94,352    10,412    1,287    11,699

  The card business has not experienced significant seasonal fluctuation, although Card billed business tends to be moderately higher in the fourth quarter than in other calendar quarters.

  TRS' asset securitization program disclosed above reduced the volume of domestic Cardmember receivables purchased in 1996, 1995 and 1994 and the amount owned by Credco at December 31, 1996, 1995 and 1994.

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

  The average life of Cardmember receivables owned by Credco for each of the five years ending December 31, 1996 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates) was 43 days.

  The following table shows the aging of billed, non-interest-bearing charge Cardmember receivables:

                                            December 31,
                                      1996               1995
 --------------------------------------------------------------------
   Current                            76.7%              77.3%
   30 to 59 days                      17.2               16.5
   60 to 89 days                       2.6                2.5
   90 days and over                    3.5                3.7

  Loss Experience

  Credco generally writes off against its reserve for doubtful accounts the total balance in an account for which any portion remains unpaid 12 months from the date of original billing for non-interest-bearing charge Card receivables and after six contractual payments are past due for interest-bearing revolving credit receivables. Accounts are written off earlier if deemed uncollectible.

  The following table sets forth Credco's write-offs, net of recoveries, expressed in millions and as a percentage of the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, in each of the years indicated:

                                  1996     1995    1994     1993    1992
                                  ----     ----    ----     ----    ----

   Write-offs, net of recoveries  $630     $508    $444     $529     $663

   % of net Cardmember
     receivables purchased        .46%     .42%    .41%     .57%     .70%


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


                             Weighted Average
                     Year     Interest Cost
                     ----     -------------
                     1996         5.67%
                     1995         6.30
                     1994         5.06
                     1993         4.61
                     1992         5.80

  From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 1996 was $4.0 billion. At December 31, 1996, the amount borrowed was $2.2 billion. See notes 4 and 5 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

  Foreign Operations

  See notes 2, 7 and 10 in "Notes to Consolidated Financial
  Statements" appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.

  Employees

  At December 31, 1996 Credco had 30 employees.

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

  Credco paid dividends of $150 million to TRS in both December, 1996 and 1995.

  For information about limitations on Credco's ability to pay dividends, see note 6 in "Notes to Consolidated Financial
  Statements" appearing herein.

  Item 6.   SELECTED FINANCIAL DATA.

  The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31, 1996.

   (dollars in millions)     1996    1995   1994   1993     1992
                             ----    ----   ----   ----     ----

   Income Statement Data

   Revenues                  2,166   1,988   1,401   1,282   1,605

   Interest expense          1,117   1,054     736     599     728

   Provision for doubtful
    accounts, net of
    recoveries                 712     625     443     475     661

   Income tax provision        115     105      75      64      70

   Extraordinary charges,
    net of taxes                 -       -       -      22       -

   Net income                  215     197     139     115     138

   Balance Sheet Data

   Accounts receivable      17,359  16,439  14,020  12,968  11,699

   Reserve for doubtful
    accounts                  (638)   (624)   (498)   (542)   (603)

   Total assets             20,165  20,192  16,868  14,943  13,631

   Short-term debt          14,537  14,202  11,525   9,738   7,581

   Current portion of
    long-term debt             211     409     405     692     969

   Long-term debt            2,469   2,673   2,282   1,776   2,303

   Shareholder's equity      1,845   1,780   1,733   1,662   1,672

   Cash dividends              150     150     100     125     250

  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources

  Credco's receivables portfolio consists of charge card receivables and revolving credit receivables purchased without recourse from TRS throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables owned by two master trusts formed by TRS as part of its asset securitization program. At December 31, 1996 and 1995, respectively, Credco owned $15.6 billion and $14.8 billion of charge card receivables and participations in charge card receivables, representing 89.6 percent and 89.9 percent of the total receivables owned, and $1.8 billion and $1.7 billion of revolving credit receivables, representing 10.4 percent and 10.1 percent of the total receivables owned.

  As part of Credco's business of funding receivables, Credco makes variable rate loans to American Express Centurion Bank ("Centurion Bank") which are secured by Optima receivables owned by Centurion Bank. At both December 31, 1996 and 1995, $2 billion of such loans were outstanding. The loan agreements require Centurion Bank to maintain, as collateral, Optima receivables equal to the outstanding loan balance plus an amount equal to three times the receivable reserve applicable to such Optima receivables.

  Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $14.7 billion for 1996 and $12.1 billion for 1995.

  An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. Total committed credit line facilities at December 31, 1996 and 1995 totaled $6.6 billion and $5.8 billion, respectively. Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had no outstanding borrowings at December 31, 1996 and $54 million in outstanding borrowings at December 31, 1995, under these committed lines of credit. In addition, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $200 million and $342 million at December 31, 1996 and 1995, respectively.

  During 1995, Credco issued long-term senior notes of $250 million at 6 3/4 percent due 2001, $250 million at 6 1/2 percent due 2000 and $300 million at 6 1/8 percent due 2001, the proceeds of which were used to reduce short-term debt. During 1996, 1995 and 1994, Credco's average long-term debt outstanding was $2.9 billion, $2.0 billion and $2.6 billion, respectively. At December 31, 1996, Credco had the ability to issue $1.0 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

  In addition, during 1996, TRS, Credco, AEOCC and American Express
  Bank Ltd. established a program for the issuance, exclusively outside the United States to non-U.S. persons, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion. At December 31, 1996, this program had the ability to issue $2.7 billion medium and long-term debt securities. Credco and AEOCC have no debt issued under this program.

  Credco paid dividends to TRS of $150 million in both December, 1996 and 1995.

  See note 7 in "Notes to Consolidated Financial Statements" appearing herein for a discussion of Credco's use of derivatives.

  Results of Operations

  Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.30 in 1996, and 1.29 in both 1995 and 1994. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased. The average life of Cardmember receivables was 43 days for each of the years ended December 31, 1996, 1995 and 1994.

  Credco's increase in revenues in 1996 is primarily due to an increase in volume of receivables purchased. Increased interest income in 1996 was attributable to increased levels of average investments. Interest expense increased in 1996 reflecting increased volume offset by a decrease in borrowing rates. Provision for doubtful accounts in 1996 increased primarily reflecting volume growth.

  The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

    --------------------------------------------------------------
                                             1996    1995    1994
    --------------------------------------------------------------
     Revenue earned from purchased
      accounts receivable-changes
      attributable to:
       Volume of receivables purchased       $ 166   $ 149   $ 186
       Discount and interest rates             (28)    313    (112)
    ---------------------------------------------------------------
          Total                              $ 138   $ 462   $  74
    ---------------------------------------------------------------
     Interest income from affiliates-
      changes attributable to:
       Volume of average investments
        outstanding                          $   5   $  28   $   3
       Interest rates                          (15)     41      28
    ---------------------------------------------------------------
          Total                              $ (10)  $  69   $  31
    ---------------------------------------------------------------
     Interest income from investments-
      changes attributable to:
       Volume of average investments
        outstanding                          $  71   $  17   $  (8)
       Interest rates                          (19)     40      21
    ---------------------------------------------------------------
          Total                              $  52   $  57   $  13
    ---------------------------------------------------------------
     Interest expense (affiliates)-
      changes attributable to:
       Volume of average debt outstanding    $  11   $  15   $  29
       Interest rates                          (13)     25      19
    ---------------------------------------------------------------
          Total                              $  (2)  $  40   $  48
    ---------------------------------------------------------------
                                      8

     Interest expense (other) - changes
      attributable to:
       Volume of average debt outstanding    $ 178   $  96   $  37
       Interest rates                         (113)    182      52
    ---------------------------------------------------------------
          Total                              $  65   $ 278   $  89
    ---------------------------------------------------------------
     Provision for doubtful accounts-
      changes attributable to:
       Volume of receivables purchased       $  91   $  70   $ 104
       Provision rates and volume of
        recoveries                              (4)    112    (136)
    ---------------------------------------------------------------
          Total                              $  87   $ 182   $ (32)
    ---------------------------------------------------------------


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

                     AMERICAN EXPRESS CREDIT CORPORATION
                                (Registrant)

   DATE  March 31, 1997      /s/  Vincent P. Lisanke
         -------------------------------------------------------------
                             Vincent P. Lisanke
                             President, Chief Executive Officer
                                and Director

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

   DATE  March 31, 1997      /s/  Vincent P. Lisanke
         -------------------------------------------------------------
                             Vincent P. Lisanke
                             President, Chief Executive
                                Officer and Director
                                (principal executive and
                                principal accounting officer)


   DATE  March 31, 1997      /s/  Richard K. Goeltz
         -------------------------------------------------------------
                             Richard K. Goeltz
                             Chairman of the Board
                                 and Director (principal
                                 financial officer)


   DATE  March 31, 1997      /s/ Jay B. Stevelman
         -------------------------------------------------------------
                             Jay B. Stevelman
                             Treasurer and Director

                   AMERICAN EXPRESS CREDIT CORPORATION

                     INDEX TO FINANCIAL STATEMENTS
               COVERED BY REPORT OF INDEPENDENT AUDITORS

                            (Item 14(a))




                                                    Page Number
                                                    -----------

 Financial Statements

   Report of independent auditors............           F - 2

   Consolidated statements of income for each
   of the three years ended December 31, 1996,
   1995 and 1994.............................           F - 3

   Consolidated balance sheets at December
   31, 1996 and 1995.........................           F - 4

   Consolidated statements of cash flows for each
   of the three years ended December 31, 1996,
   1995 and 1994...............................         F - 5

   Consolidated statements of shareholder's
   equity for each of the three years ended
   December 31, 1996, 1995 and 1994...........          F - 6

   Notes to consolidated financial statements.      F - 7 to F - 15


 Schedule:
   II - Valuation and qualifying accounts for
        the three years ended December 31, 1996         F - 16

       All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT AUDITORS
  --------------------------------------------------------------------

  The Board of Directors
  American Express Credit Corporation

  We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of American Express Credit Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                     /s/ Ernst & Young LLP





  New York, New York
  February 7, 1997

                  AMERICAN EXPRESS CREDIT CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (millions)


  ----------------------------------------------------------------
   Year Ended December 31,               1996      1995      1994
  ----------------------------------------------------------------
   Revenues

   Revenue earned from purchased
    accounts receivable                 $1,813    $1,675   $1,213
   Interest income from affiliates         160       170      101
   Interest income from investments        189       137       80
   Other income                              4         6        7

  ----------------------------------------------------------------
      Total                              2,166     1,988    1,401
  ----------------------------------------------------------------
   Expenses

   Interest expense - affiliates           134       136       96
   Interest expense - other                983       918      640
   Provision for doubtful
    accounts, net of recoveries
    of $186, $176 and $177                 712       625      443
   Other expenses                            7         7        8
  ----------------------------------------------------------------
      Total                              1,836     1,686    1,187
  ----------------------------------------------------------------

   Income before taxes                     330       302      214
   Income tax provision                    115       105       75
  ----------------------------------------------------------------
   Net income                            $ 215     $ 197    $ 139
  ----------------------------------------------------------------
  ----------------------------------------------------------------
  ----------------------------------------------------------------

            See notes to consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (millions)


  ----------------------------------------------------------------
   December 31,                             1996             1995
  ----------------------------------------------------------------
   Assets

   Cash and cash equivalents            $   267           $ 1,190
   Accounts receivable                   17,359            16,439
    Less reserve for doubtful accounts      638               624
  ----------------------------------------------------------------
                                         16,721            15,815
   Loans and deposits with affiliates     2,850             2,850
   Deferred charges and other assets        327               337
  ----------------------------------------------------------------
   Total assets                         $20,165           $20,192
  ----------------------------------------------------------------
  ----------------------------------------------------------------

   Liabilities and shareholder's equity


   Short-term debt with affiliates      $ 1,275           $ 1,087
   Short-term debt - other               13,262            13,115
   Current portion of long-term debt        211               409
   Long-term debt with affiliate            910               910
   Long-term debt - other                 1,559             1,763
                                        --------           -------
   Total debt                            17,217            17,284

   Due to affiliates                        858               882
   Accrued interest and other
     liabilities                            145               130

  ----------------------------------------------------------------
   Total liabilities                     18,220            18,296
  ----------------------------------------------------------------

   Deferred discount revenue                100               116

  ----------------------------------------------------------------

   Shareholder's equity

   Common stock-authorized 3,000,000
    shares of $.10 par value; issued
    and outstanding 1,504,938 shares          1                 1
   Capital surplus                          161               161
   Retained earnings                      1,683             1,618

  ----------------------------------------------------------------
   Total shareholder's equity             1,845             1,780
  ----------------------------------------------------------------
  ----------------------------------------------------------------
   Total liabilities and
    shareholder's equity                $20,165           $20,192
  ----------------------------------------------------------------
  ----------------------------------------------------------------

            See notes to consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)

-----------------------------------------------------------------------
Year Ended December 31,                       1996       1995      1994
-----------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                  $  215     $  197    $  139

Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for doubtful accounts,
 net of recoveries                             712        625       443
Amortization of deferred underwriting
 fees and bond discount / premium                1          -         2
(Decrease) increase in deferred
 discount revenue                              (16)        21        48
(Increase) decrease in deferred tax
 assets                                        (11)       (56)       38
Increase in interest receivable
 and operating assets                           (6)        (5)      (23)
(Decrease) increase in accrued interest
 and other liabilities                         (18)         3        24
Increase (decrease) in due to affiliates        79        (27)      (10)
-------------------------------------------------------------------------
   Net cash and cash equivalents provided
    by operating activities                    956        758       661
-------------------------------------------------------------------------
Cash Flows From Investing Activities:
Increase in accounts receivable             (3,194)    (3,047)   (2,434)
Sale of net accounts receivable to an
  affiliate                                  2,294          -     1,192
Sale of participation interest in
  seller's interest in accounts
  receivable to an affiliate                 1,304          -       920
Purchase of participation interest in
  seller's interest in accounts
  receivable from an affiliate              (2,178)         -    (1,170)
Purchase of net secured receivables from
  an affiliate                                   -          -       (85)
Recoveries of accounts receivable
  previously written off                       186        176       177
Loans and deposits with affiliates               -       (200)     (650)
(Decrease) increase in due to affiliates
  from purchased receivables                   (57)       182      (487)
--------------------------------------------------------------------------
  Net cash and cash equivalents used in
    investing activities                    (1,645)    (2,889)   (2,537)
--------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase (decrease) in short-term
  debt with affiliates with maturities
  less than ninety days                        188        (40)      539
Net increase (decrease) in short-term
  debt - other with maturities less than
  ninety days                                4,469     (5,178)    4,699
Proceeds from issuance of debt               9,684     20,039     2,633
Redemption of debt                         (14,425)   (11,810)   (5,692)
Dividends paid to TRS                         (150)      (150)     (100)
--------------------------------------------------------------------------
Net cash and cash equivalents (used in)
  provided by financing activities            (234)     2,861     2,079
--------------------------------------------------------------------------
Net (decrease) increase in cash and cash
  equivalents                                 (923)       730       203
--------------------------------------------------------------------------
Cash and cash equivalents at beginning
  of year                                    1,190        460       257
--------------------------------------------------------------------------
Cash and cash equivalents at end of year    $  267    $ 1,190    $  460
--------------------------------------------------------------------------

            See notes to consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
             Years ended December 31, 1996, 1995 and 1994
                              (millions)



                           ---------------------------------------------
                               Total
                           Shareholder's     Common  Capital    Retained
                             Equity          Stock   Surplus    Earnings
                           ---------------------------------------------
 Balances at
  January 1, 1994          $ 1,662           $   1    $  129     $ 1,532

 Net income                    139                                   139
 Dividends to TRS             (100)                                 (100)
 Contributions from TRS         32               -        32           -
                           --------          -------  -------    --------

Balances at
 December 31, 1994           1,733               1       161       1,571

Net income                     197                                   197
Dividends to TRS              (150)              -         -        (150)
                           --------          -------  -------     -------

Balances at
 December 31, 1995           1,780               1       161       1,618
                           --------          -------  -------     -------

Net income                     215                                   215
Dividends to TRS              (150)              -         -        (150)
                           --------           ------   ------     -------

Balances at
 December 31, 1996         $ 1,845            $  1    $  161     $ 1,683
                           ========           ======   ======     =======



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

  Use of Estimates and Assumptions

  Credco's financial statements include amounts determined using estimates and assumptions. For example, estimates and assumptions are used in determining the reserves related to accounts receivable. While these estimates are based on the best judgment of management, actual results could differ from these estimates.

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

  Reserve for Doubtful Accounts

  The reserve for doubtful accounts is based on historical collection experience and evaluation of the current status of existing receivable balances. Credco generally writes off against its reserve for doubtful accounts the total balance in an account for which any portion remains unpaid twelve months from the date of original billing for non-interest-bearing Cardmember receivables and after six contractual payments are past due for interest-bearing Cardmember receivables. Accounts are written off earlier if deemed uncollectible.

  Fair Values of Financial Instruments

  The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 1996 and 1995 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

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

  Cash and Cash Equivalents

  Credco has defined cash and cash equivalents as cash and short-term investments with a maturity of ninety days or less at the time of purchase. At December 31, 1996 and 1995, included in cash and cash equivalents was $100 million and $420 million, respectively, of overnight securities purchased to resell.

  3.  Accounts Receivable

  At December 31, 1996 and 1995, respectively, Credco owned $15.6 billion and $14.8 billion of charge card receivables and participations in charge card receivables, representing 89.6 percent and 89.9 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. consumer Cardmember receivables, CRC purchases from American Express Receivables Financing Corporation ("RFC"), a subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust, which was formed in 1992 to securitize U.S. consumer Cardmember receivables. In September 1996, the American Express Master Trust issued an additional $1.25 billion of accounts receivable trust certificates to the public. At that time, CRC sold to RFC, at face amount less applicable reserve, $1.3 billion of its gross participation interest. The gross participation interests represent undivided interests in the receivables conveyed to the American Express Master Trust by RFC. At December 31, 1996 and 1995 Credco owned approximately $3.4 billion and $2.3 billion, respectively, of participation interests in receivables owned by the trust, representing 19.3 percent and 14.1 percent, respectively, of its total accounts receivable.

  Credco owned extended payment plan receivables totaling $1.8 billion and $1.7 billion, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a subsidiary of TRS, at December 31, 1996 and 1995, representing 10.4 percent and 10.1 percent, respectively, of its total interests in accounts receivable. The extended payment plan receivables owned at December 31, 1996 include $104 million of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust, formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

  Statement of Financial Accounting Standards (SFAS) No. 125,
  "Accounting for Transfers and Servicing of Financial Assets and
  Extinguishments of Liabilities," is effective January 1, 1997.
  With respect to existing securitizations, the new rule is not expected to have a material effect on Credco's results of operations or financial condition. The consequences of additional securitizations could be material depending on their level.

  4.  Short-term Debt

  At December 31, short-term debt consisted of (millions) :

 ------------------------------------------------------------
                                           1996          1995
 ------------------------------------------------------------
  Commercial paper                     $ 12,966      $ 12,633
  Borrowings from affiliates              1,275         1,087
  Borrowings under lines of credit          200           396
  Borrowing agreements with bank
   trust departments and others              96            86
 ------------------------------------------------------------
  Total short-term debt                $ 14,537      $ 14,202
 ------------------------------------------------------------

  Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

  Credco had unused committed credit lines totaling $6.6 billion and $5.8 billion at December 31, 1996 and 1995, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 1996 and 1995.

  At December 31, 1996 and 1995, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $200 million and $342 million, respectively. In addition, there were no outstanding borrowings under committed lines of credit at December 31, 1996 and $54 million at December 31, 1995.

  Credco's annual weighted average short-term interest rate was 5.57 percent, 6.16 percent and 4.74 percent for the years ended December 31, 1996, 1995 and 1994, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 1996, $300 million of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 5.64%.

  Credco paid $913 million, $942 million and $508 million of interest on short-term debt obligations in 1996, 1995 and 1994, respectively.

  5.  Long-term Debt
------------------------------------------------------------------------------
                                        1996
------------------------------------------------------------------------------
                                                          Year-End
                                                Year-End  Effective
                                     Notional  Stated Rate Interest
December 31, (millions)  Outstanding  Amount of  on Debt   Rate With  Maturity
                           Balance     Swaps     (a,b)     Swaps(b)  of Swaps
------------------------------------------------------------------------------
Senior notes
  due 1997-2005             $1,725    $1,650      6.79%    6.25%   1997-2005
Variable rate debt
  with American
  Express due 2004             910         -      5.36%        -       -
Medium-term notes
  due 1997                      36         -      7.17%        -       -
Other senior notes
  due 1999-2017                  2         -      7.65%        -       -
Swiss franc notes
  due 1998-2003                 10         -      3.45%        -       -
Japanese yen senior
  bonds due 1996                 -         -          -        -       -
Net unamortized
  bond discount                 (3)        -          -        -       -
-------------------------------------------------------------------------------
Total long-term debt        $2,680    $1,650
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                        1995
-------------------------------------------------------------------------------

                                                   Notional       Year-End
December 31, (millions)          Outstanding       Amount of     Stated Rate
                                   Balance           Swaps        on Debt(b)
-------------------------------------------------------------------------------
Senior notes
  due 1997-2005                      $2,008          $1,400          6.98%
Variable rate debt with
  American Express due 2004             910               -          5.59%
Medium-term notes due 1997               61               -          7.02%
Other senior notes due 1999-2017          5               -          7.34%
Swiss franc notes due 1998-2003           3               -          4.75%
Japanese yen senior bonds due 1996       98              98          8.00%
Net unamortized bond discount            (3)              -              -
-------------------------------------------------------------------------------
Total long-term debt                 $3,082          $1,498
-------------------------------------------------------------------------------
(a) For the floating rate debt issuance, the stated rate was based on the rate at December 31, 1996; this rate is not an indication of future interest rates.
(b)  Weighted average rates were determined where appropriate.

  The above table includes the current portion of long-term debt of $211 million and $409 million at December 31, 1996 and 1995, respectively.

  The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding at December 31, 1996 and 1995, was $2.7 billion and $3.1 billion, respectively.

  Aggregate annual maturities of long-term debt for the five years ending December 31, 2001 are as follows (millions): 1997 - $215, 1998 - $4, 1999 - $355, 2000 - $550, 2001 - $550.

  Credco paid $217 million in 1996, $218 million in 1995, and $222 million in 1994 of interest on long-term debt obligations.

  6.  Restrictions as to Dividends and Limitations on Indebtedness

  The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

  7.  Derivative Instruments

  Credco uses derivative financial instruments for nontrading purposes to manage its exposure to interest and foreign exchange rate risks and to manage its funding costs.

  There are a number of risks associated with derivatives. Market risk is the possibility that the value of the derivative financial instrument will change. Credco is not exposed to market risk related to derivatives held for nontrading purposes beyond that inherent in cash market transactions. Credco does not enter into derivative contracts with embedded options or other features that would leverage or multiply its market risk.

  Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. It is monitored through established approval procedures, including setting concentration limits by counterparty and country, reviewing credit ratings and requiring collateral where appropriate. A significant portion of Credco's transactions are with counterparties rated A or better by nationally recognized credit rating agencies. Credco also uses master netting agreements, which allow Credco to settle multiple contracts with a single counterparty in one net receipt or payment in the event of counterparty default. At December 31, 1996 and 1995, the aggregate notional amount of Credco's derivative instruments was $6.4 billion ($233 million with affiliates) and $4.9 billion ($46 million with an affiliate), respectively. Credit risk approximates the fair value of contracts in a gain position (asset) and totaled $37 million ($2.2 million with affiliates) at December 31, 1996 and $34 million ($.4 million with an affiliate) at December 31, 1995.
  The fair value represents the replacement cost and is determined by market values, dealer quotes or pricing models.

  The following tables detail information regarding Credco's derivatives (millions):

                         Notional    Carrying Value       Fair Value
December 31, 1996         Amount   Asset   Liability    Asset   Liability
-----------------        --------  -----   ---------    -----   ---------

Interest rate products    $4,386    $ 19        $ 50    $  25        $ 87
Forward contracts          1,972      14          31       12          30
                          -------   -----   --------    ------   ---------
   Total                  $6,358    $ 33        $ 81     $ 37        $117
                          -------   -----   --------     -----   ---------

                         Notional    Carrying Value       Fair Value
December 31, 1995         Amount   Asset   Liability    Asset   Liability
-----------------        --------  -----   ---------    -----   ---------

Interest rate products    $3,723    $ 19        $ 48    $  28        $136
Forward contracts          1,185       6           3        6           3
                          -------  -----   ---------    -----   ---------
   Total                  $4,908    $ 25        $ 51    $  34        $139
                          ------   -----   ---------    -----   ---------

  Interest Rate Products

  Credco uses interest rate products to maintain a predetermined mix of fixed and variable rate debt in order to achieve a desired level of interest rate exposure to manage funding costs related to its Cardmember receivables and Cardmember loans. The principal product used is interest rate swaps, which involve the exchange for a specified period of time of fixed or floating rate interest payments based on a notional or contractual amount. Credco also enters into currency swaps to convert U.S. dollar denominated debt into other currencies in order to match foreign denominated receivables with funding of the same currency and to achieve a desired level of interest rate exposure. Currency swap agreements are contracts to exchange currency and interest payments for a specific period of time.

  Interest rates charged on Credco's revolving credit receivables are linked to a floating rate base and generally reprice each month. Credco generally enters into interest rate swaps paying rates that reprice when the base rates of the underlying loans change.

  As interest rate products manage interest rate exposure, interest is accrued and reported in accounts receivable and other assets, or accrued interest and other liabilities, and interest expense, as appropriate.

  Aggregate annual expirations of interest rate swaps are as follows (notional amount in millions):
  1997 - $1,575, 1998 - $846, 1999 - $474, 2000 - $809, 2001 - $682.

  The following table details information regarding Credco's interest rate products at December 31, 1996 (millions):

 -------------------------------------------------------------------------
               Notional   Primary Variable  Weighted Average Interest Rate
   Type         Amount      Rate Index           Fixed          Floating
 -------------------------------------------------------------------------
 Floating
  to fixed      $2,320     1 month LIBOR and      6.94%          5.71%
                        1 month Commercial paper

 Fixed to
  floating      $2,066  1 month Commercial paper  6.37%          5.71%


  Foreign Currency Products

  Credco uses foreign currency products to manage transactions denominated in foreign currencies.

  Foreign currency exposures are hedged, where practical and economical, through foreign currency forward contracts. Foreign currency forward contracts involve the purchase or sale of a designated currency at an agreed upon rate for settlement on a specified date. As Credco is exposed to transaction risk with regard to receivables denominated in foreign currencies and since foreign currency forward contracts reduce that exposure, the contracts are accounted for as hedges. These foreign currency forward contracts are marked to the current spot rate with the gain or loss recorded in income to offset the transaction gain or loss resulting from the receivables. The receivable or payable with the counterparty to the foreign currency forward contracts which result from this process are reported in other assets or liabilities, as appropriate. The discount or premium on foreign currency forward contracts is reported in other assets or liabilities, as appropriate, and amortized to interest expense over the terms of the contracts.

  The following table summarizes Credco's forward contracts by major currencies as of December 31 (millions):

           ---------------------------------------------------
                                          1996          1995
           ---------------------------------------------------

            Canadian Dollar              $ 334          $ 281
            Pound Sterling                 578            233
            Australian Dollar              307            198
            Hong Kong Dollar               199            144
            German Mark                    218            120
            Other                          336            209

            ---------------------------------------------------
            Total forward contracts     $1,972         $1,185
            ---------------------------------------------------


  Foreign currency forward contracts generally mature within one year. At December 31, 1996, Credco had no significant unhedged foreign currency exposures.

  8.  Transactions with Affiliates

  In 1996, 1995 and 1994, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $136 billion, $122 billion and $109 billion, respectively. Agreements for the purchase of non-interest-bearing receivables generally provide that Credco purchase such receivables at a discount rate which yields earnings to Credco equal to at least 1.25 times its fixed charges on an annual basis.

  The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of the month.

  In 1996, as part of TRS' asset securitization program for U.S. consumer Cardmember receivables, Credco sold back to TRS approximately $2.2 billion of gross receivables arising under specified U.S. consumer Cardmember accounts. TRS sold these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to its subsidiary, RFC. RFC, in turn, conveyed them to the American Express Master Trust (the "Trust"). This resulted in an increase in the gross participation interest in RFC's seller's interest in the securitized receivables owned by CRC, for which CRC paid $2.2 billion. In September 1996, the Trust issued $1.25 billion of receivables trust certificates in two series. At the time of such issuance, CRC sold, at face amount less applicable reserve, $1.3 billion of its gross participation interest in RFC's seller's interest back to RFC.

  The extended payment plan receivables owned at December 31, 1996 include $104 million of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust, formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

  Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):

  --------------------------------------------------------------------
                                                  1996   1995    1994
  --------------------------------------------------------------------

   Cash and cash equivalents at December 31      $   2  $   9   $   -
   Maximum month-end level of cash and
    cash equivalents during the year                 9     12      20
   Secured loans to American Express
    Centurion Bank at December 31                2,000  2,000   2,000
   Other loans and deposits to an
    affiliate at December 31                       850    850     650
   Maximum month-end level of loans and
    deposits to affiliates during the year       2,850  2,850   2,650
   Borrowings at December 31                     2,185  1,997   2,037
   Maximum month-end level of
    borrowings during the year                   4,024  3,709   2,734
   Interest income                                 160    170     101
   Other income                                      4      6       6
   Interest expense                                134    136      96
  --------------------------------------------------------------------

  At December 31, 1996, 1995 and 1994, Credco held $2 billion of variable rate secured loans to Centurion Bank. At both December
  31, 1996 and 1995, Credco also held variable rate loans to American Express due in 2004 of $850 million and $650 million at December 31, 1994. The loans to Centurion Bank are secured by certain interest-bearing extended payment plan receivables owned by Centurion Bank.
  Interest income from these variable rate loans was $160 million, $169 million, and $101 million for 1996, 1995 and 1994, respectively.

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

  Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes consist of the following (millions):

  ------------------------------------------------------------------
                                        1996      1995      1994
  ------------------------------------------------------------------

   Current                           $   126    $  161    $   36
   Deferred                              (11)      (56)       39
  ------------------------------------------------------------------
   Total income tax provision          $ 115    $  105    $   75
  ------------------------------------------------------------------

  Credco's net deferred tax assets, which are included in other assets, consisted of the following (millions):

       -----------------------------------------------------------
                                              1996         1995
       -----------------------------------------------------------
        Gross deferred tax assets:
          Reserve for loan losses           $  218       $  207

       -----------------------------------------------------------
        Total gross deferred tax assets        218          207

        Gross deferred tax liabilities:
          Foreign exchange contracts            (1)          (1)

       ------------------------------------------------------------
        Total gross deferred tax liabilities    (1)          (1)
       ------------------------------------------------------------

        Net deferred tax assets             $  217       $   206

  At December 31, 1996 and 1995, no valuation allowances were required.

  A federal tax overpayment of $27 million and underpayment of $3 million at December 31, 1996 and 1995, respectively, are included in due to affiliates.

  Income taxes paid to TRS during 1996, 1995 and 1994 were $155 million, $125 million and $55 million, respectively.

  The U.S. statutory tax rate and effective tax rate for 1996, 1995 and 1994 was approximately 35 percent.

  10.  Geographic Segments

  Credco is principally engaged in the business of purchasing
  Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):


  -----------------------------------------------------------------
                                       1996       1995       1994
  -----------------------------------------------------------------
   Revenues
     United States                 $  1,855   $  1,695   $  1,180
     International                      311        293        221
  -----------------------------------------------------------------
     Consolidated                  $  2,166   $  1,988   $  1,401
  -----------------------------------------------------------------
   Income before taxes
     United States                 $    275   $    244   $    171
     International                       55         58         43
  -----------------------------------------------------------------
     Consolidated                  $    330   $    302   $    214
  -----------------------------------------------------------------
   Identifiable assets
     United States                 $ 16,444   $ 17,027   $ 14,174
     International                    3,721      3,165      2,694
  -----------------------------------------------------------------
     Consolidated                  $ 20,165   $ 20,192   $ 16,868
  -----------------------------------------------------------------


  11.  Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data is as follows (millions):


  ---------------------------------------------------------------
   Quarter Ended                   12/31    9/30    6/30    3/31
  ---------------------------------------------------------------
                                               1996
  ---------------------------------------------------------------
   Revenues                       $  523  $  540  $  571  $  532
   Income before taxes                82      89      74      85
   Net income                         54      58      48      55
  ---------------------------------------------------------------
                                               1995
  ---------------------------------------------------------------
   Revenues                       $  569  $  480  $  479  $  460
   Income before taxes                90      69      66      77
   Net income                         59      45      43      50
  ---------------------------------------------------------------

                  AMERICAN EXPRESS CREDIT CORPORATION
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                              (millions)


                                        1996     1995     1994
                                        ----     ----     ----
   Reserve for doubtful accounts:

   Balance at beginning of year       $  624   $  498   $  542
   Additions:
     Provision for doubtful accounts
       charged to income (1)             898      801      620
     Other credits (2)                    94        7       75
     Foreign translation                   2        2        3
   Deductions:
     Accounts written off                816      684      621
     Other charges (3)                   164        -      121
                                      ------   ------   ------
   Balance at end of year             $  638   $  624   $  498
                                      ======   ======   ======
   Reserve for doubtful accounts
     as a  percentage of Cardmember
     receivables owned at year end     3.68%    3.79%    3.55%
                                      ======   ======   ======

  (1)  Before recoveries on accounts previously written off of (millions):
       1996-$186, 1995-$176 and 1994-$177.

  (2) Reserve balances applicable to new groups of Cardmember receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

  (3) Reserve balances applicable to certain groups of Cardmember receivables and participation interests sold to affiliates.

                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K

  Exhibit No.   Description

   3(a)            Registrant's Certificate        Incorporated by
                   of Incorporation, as amended    reference to
                                                   Exhibit 3(a) to
                                                   Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-1 dated
                                                   February 25, 1972
                                                   (File No. 2-43170).

   3(b)            Registrant's By-Laws,           Incorporated by
                   amended and restated as of      reference to
                   November 24, 1980               Exhibit 3 (b)
                                                   to Registrant's
                                                   Annual Report
                                                   on Form 10-K
                                                   for the year ended
                                                   December 31, 1985.
                                                   (Commission File
                                                   No. 1-6908)

   4(a)            Registrant's Debt               Incorporated by
                   Securities                      reference to
                   Indenture dated as of           Exhibit 4 (s)
                   September 1, 1987               to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(b)            Form of Note with optional      Incorporated by
                   redemption provisions           reference to
                                                   Exhibit 4 (t)
                                                   to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(c)            Form of Debenture with          Incorporated by
                   optional redemption and         reference to
                   sinking fund provisions         Exhibit 4 (u)
                                                   to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(d)            Form of Original Issue          Incorporated by
                   Discount Note with              reference to
                   optional redemption             Exhibit 4 (v)
                   provision                       to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(e)            Form of Zero Coupon Note        Incorporated by
                   with optional redemption        reference to
                   provisions                      Exhibit 4 (w)
                                                   to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(f)            Form of Variable Rate Note      Incorporated by
                   with optional redemption        reference to
                   and repayment provisions        Exhibit 4 (x)
                                                   to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(g)            Form of Extendible Note         Incorporated by
                   with optional redemption        reference to
                   and repayment provisions        Exhibit 4 (y)
                                                   to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(h)            Form of Fixed Rate Medium-      Incorporated by
                   Term Note                       reference to
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

   4(i)            Form of Floating Rate           Incorporated by
                   Medium-Term Note                reference to
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

   4(j)            Form of Warrant Agreement       Incorporated by
                                                   reference to
                                                   Exhibit 4 (bb)
                                                   to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(k)            Form of Supplemental            Incorporated by
                   Indenture                       reference to
                                                   Exhibit 4 (cc)
                                                   to Registrant's
                                                   Registration
                                                   Statement on
                                                   Form S-3 dated
                                                   September 2, 1987
                                                   (File No. 33-16874).

   4(l)            Terms and Conditions of Debt    Electronically filed
                   Instruments to be issued        herewith.
                   outside the U.S.

   4(m)            The Registrant hereby
                   agrees to furnish the
                   Commission, upon request,
                   with copies of the
                   instruments defining the
                   rights of holders of each
                   issue of long-term debt of
                   the Registrant for which
                   the total amount of
                   securities authorized
                   thereunder does not exceed
                   10% of the total assets of
                   the Registrant

   10(a)           Receivables Agreement           Incorporated by
                   dated as of January 1,          reference to
                   1983 between the                Exhibit 10 (b)
                   Registrant and American         to Registrant's
                   Express Travel Related          Annual Report on
                   Services Company, Inc.          Form 10-K for the year
                                                   ended December 31, 1987.
                                                   (Commission File
                                                   No. 1-6908)

   10(b)           Secured Loan Agreement          Incorporated by
                   dated as of June 30, 1988       reference to
                   between the Registrant and      Exhibit 10 (b)
                   American Express Centurion      to Registrant's
                   Bank                            Annual Report on
                                                   Form 10-K for the year
                                                   ended December 31, 1988.
                                                   (Commission File
                                                   No. 1-6908)

   10(c)           Participation Agreement         Incorporated by
                   dated as of August 3, 1992      reference to
                   between American Express        Exhibit 10(c)
                   Receivables Financing           to Registrant's
                   Corporation and Credco          Annual Report on
                   Receivables Corp.               Form 10-K for the year
                                                   ended December 31, 1992.
                                                   (Commission File
                                                   No. 1-6908)

   12.1            Computation in Support of       Electronically
                   Ratio of Earnings to Fixed      filed herewith.
                   Charges of American
                   Express Credit Corporation

   12.2            Computation in Support of       Electronically
                   Ratio of Earnings to Fixed      filed herewith.
                   Charges of American
                   Express Company

   23              Consent of Independent          Electronically
                   Auditors                        filed herewith.

   27              Financial Data Schedule         Electronically
                                                   filed herewith.