Form 10-Q
period 1997-03-31
AMERICAN EXPRESS CREDIT CORP
filed 1997-05-14
CIK 4969

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

               For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X   NO
                                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Outstanding at May 14, 1997
------------------------------      --------------------------------
Common Stock, $.10 par value        1,504,938 shares

                     AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                    Travel Related Services Company, Inc.)

                                 FORM 10-Q

                                    INDEX

                                                           Page No.
                                                           --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed consolidated statements
                   of income and retained earnings -
                   three months ended March 31, 1997
                   and 1996                                     3

                   Condensed consolidated balance
                   sheets - March 31, 1997 and
                   December 31, 1996                            4

                   Condensed consolidated statements
                   of cash flows - three months ended
                   March 31, 1997 and 1996                      5

                   Notes to condensed consolidated
                   financial statements                         6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                6


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K             9

                   AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

                                  PART I

Item 1.        Financial Statements


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          AND RETAINED EARNINGS
                               (millions)
                               (Unaudited)

                                            Three Months Ended
                                                  March 31,

                                             1997         1996
                                             ----         ----
Revenues
 Revenue earned from
  purchased accounts receivable            $  403       $  448
 Interest income from affiliates               40           40
 Interest income from investments              26           42
 Other income                                   2            2
                                           ------       ------
Total                                         471          532
                                           ------       ------

Expenses
 Interest expense - affiliates                 42           38
 Interest expense - other                     212          236
 Provision for doubtful accounts,
     net of recoveries                        124          172
Other expenses                                  2            1
                                           ------       ------
Total                                         380          447
                                           ------       ------

Income before taxes                            91           85
Income tax provision                           32           30
                                           ------       ------
Net income                                     59           55

Retained earnings at begining of period     1,683        1,618
                                           ------       ------
Retained earnings at end of period         $1,742       $1,673
                                           ======       ======


         See notes to condensed consolidated financial statements.

                 AMERICAN EXPRESS CREDIT CORPORATION
           (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (millions)


                                        (Unaudited)
                                          March 31,    December 31,
                                            1997           1996
                                            ----           ----

Assets
 Cash and cash equivalents               $   391        $   267
 Accounts receivable                      16,370         17,359
  Less:  reserve for doubtful accounts       622            638
                                         -------        -------
                                          15,748         16,721

 Loans and deposits with affiliates        2,850          2,850
 Deferred charges and other assets           328            327
                                         -------        -------
Total assets                             $19,317        $20,165
                                         =======        =======

Liabilities and shareholder's equity
 Short-term debt with affiliates         $ 1,151        $ 1,275
 Short-term debt - other                  13,053         13,262
 Current portion of long-term debt             -            211
 Long-term debt with affiliate               910            910
 Long-term debt - other                    1,559          1,559
                                         -------        -------
 Total debt                               16,673         17,217

 Due to affiliates                           533            858
 Accrued interest and other liabilities      120            145
                                         -------        -------
Total liabilities                         17,326         18,220
                                         -------        -------

Deferred discount revenue                     87            100
                                         -------        -------
Shareholder's equity:
   Common stock                                1              1
   Capital surplus                           161            161
   Retained earnings                       1,742          1,683
                                         -------        -------
Total shareholder's equity                 1,904          1,845
                                         -------        -------
Total liabilities and shareholder's
   equity                                $19,317        $20,165
                                         =======        =======

         See notes to condensed consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)
                              (Unaudited)
                                                 Three Months Ended
                                                       March 31,
                                                  1997         1996
                                                  ----         ----
Cash Flows from Operating Activities:
 Net income                                     $   59       $   55
 Adjustments to reconcile net income
  to net cash and cash equivalents
  provided by operating activities:
   Provision for doubtful accounts,
    net of recoveries                              124          172
   Amortization of deferred underwriting
    fees and bond discount/premium                   1            1
   Changes in operating assets and liabilities:
     Increase in deferred tax assets               (13)          (5)
     Decrease in interest receivable and
      other operating assets                        34           27
     Increase (decrease) in accrued interest
      and other liabilities                         12           (5)
     Increase (decrease) in due to affiliates       30          (34)
     Decrease in deferred discount revenue         (13)         (38)
                                                 ------       ------
Net cash provided by operating activities          234          173
                                                 ------       ------
Cash Flows from Investing Activities:
 Decrease in accounts receivable                   706          321
 Recoveries of accounts receivable previously
  written off                                       44           45
Decrease in due to affiliates from purchased
  receivables                                     (328)         (63)
                                                 ------       ------
Net cash provided by investing activities          422          303
                                                 ------       ------

Cash Flows from Financing Activities:
 Net (decrease) increase in short-term debt
  with affiliates with maturity less than
  ninety days                                     (124)         209
 Net increase in short-term debt - other with
  maturity less than ninety days                 1,089        2,321
 Proceeds from issuance of debt                  1,052        3,333
 Repayment of debt                              (2,549)      (4,211)
                                                -------      -------
Net cash (used in) provided by financing
 activities                                       (532)       1,652
                                                -------      -------

Net increase in cash and cash equivalents          124        2,128
Cash and cash equivalents at beginning of period   267        1,190
                                                -------      -------
Cash and cash equivalents at end of period      $  391       $3,318
                                                ======       =======

         See notes to condensed consolidated financial statements.

                   AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements should be read in conjunction with the Annual Report of American Express Credit Corporation, including its subsidiaries where appropriate, ("Credco") on Form 10-K for the year ended December 31, 1996. Significant accounting policies disclosed therein have not changed.

   The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 1997 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 1997 and 1996 and cash flows for the three-month periods ended March 31, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the three-month periods ended March 31, 1997 and 1996, Credco paid $243 million and $270 million of interest, respectively. Income taxes paid for each of the three-month periods ended March 31, 1997 and 1996 were $1 million and $21.6 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, Credco had the ability to issue $1 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

Subsequent to March 31, 1997, Credco issued and sold, exclusively outside the United States to non-U.S. persons, $400 million Floating Rate Notes due 2002 listed on the Luxembourg Stock Exchange. These notes were issued under a program established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS or its subsidiaries. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three-month periods ended March 31, 1997 and 1996 was 1.36 and 1.31, respectively. The ratio of earnings to fixed charges for American Express Company (the "Company"), the parent of TRS, for the three-month periods ended March 31, 1997 and 1996 was 2.26 and 1.96, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

Credco purchased $32 billion of Cardmember receivables during both three-month periods ended March 31, 1997 and 1996. At March 31, 1997 and December 31, 1996, Credco owned $14.5 billion and $15.6 billion, respectively, of non-interest-bearing receivables, of which $2.2 billion and $3.4 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). This Trust was formed in 1992 by TRS to securitize U.S. consumer charge Cardmember receivables.

In addition, at March 31, 1997 and December 31, 1996, Credco owned extended payment plan receivables totaling $1.9 billion and $1.8 billion, respectively, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a subsidiary of TRS. The extended payment plan receivables owned at March 31, 1997 and December 31, 1996, include $101 million and $104 million, respectively, of participation interest owned by CRC. This represents a participation in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). This Master Trust was formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

For both three-month periods ended March 31, 1997 and 1996, the average life of Cardmember receivables owned by Credco was 44 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 1997 and 1996 was .41 percent and .46 percent, respectively.

Credco's decrease in revenue for the three-month period ended March 31, 1997, is due primarily to a decrease in discount rates earned on purchased accounts receivable. Decreased interest income for the three-month period ended March 31, 1997 is attributable to a decrease in average investments. Interest expense decreased for the three-month period ended March 31, 1997 due to both a decrease in volume and interest rates. Provision for doubtful accounts for the three-month period also decreased primarily due to a decline in provision rates.

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 1997, compared with the three-month period ended March 31, 1996 (in millions):

                                                          Three
                                                          Month
                                                          Period
                                                          ------
Revenue earned from purchased accounts receivable-
  changes attributable to:
    Volume of receivables purchased                       $    1
    Discount and interest rates                              (46)
                                                          -------
      Total                                               $  (45)
                                                          =======

Interest income from affiliates - changes
  attributable to:
    Volume of average investments outstanding             $    -
    Interest rates                                            (-)
                                                          -------
      Total                                               $    -
                                                          =======

Interest income from investments - changes
  attributable to:
    Volume of average investments outstanding             $  (15)
    Interest rates                                            (1)
                                                          -------
      Total                                               $  (16)
                                                          =======

Interest expense (affiliates) - changes
  attributable to:
    Volume of average debt outstanding                    $    3
    Interest rates                                             1
                                                          -------
      Total                                               $    4
                                                          =======

Interest expense (other) - changes attributable to:
    Volume of average debt outstanding                    $  (10)
    Interest rates                                           (14)
                                                          -------
      Total                                               $  (24)
                                                          =======

Provision for doubtful accounts - changes
  attributable to:
    Volume of receivables purchased                       $    -
    Provision rates and volume of recoveries                 (48)
                                                          -------
      Total                                               $  (48)
                                                          =======

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

                    AMERICAN EXPRESS CREDIT CORPORATION
                               (REGISTRANT)

DATE      May 14, 1997      /s/Vincent P. Lisanke
                            ------------------------------------
                            Vincent P.  Lisanke
                            (President, Chief Executive Officer
                             and Chief Accounting Officer)

                              EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K

                   Description                       How Filed
                   -----------                       ---------

Exhibit 12.1  Computation in support of ratio of     Electronically
              earnings to fixed charges of           filed herewith.
              American Express Credit Corporation.

Exhibit 12.2  Computation in support of ratio of     Electronically
              earnings to fixed charges of           filed herewith.
              American Express Company.

Exhibit 27.   Financial data schedule.               Electronically
                                                     filed herewith.