Form 10-Q
period 1997-06-30
AMERICAN EXPRESS CREDIT CORP
filed 1997-08-13
CIK 4969

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

              For the quarterly period ended June 30, 1997

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


-----------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)
(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X   NO
                                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at August 13, 1997
-----------------------------           ---------------------------------
Common Stock, $.10 par value            1,504,938 shares

                  AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


                                 FORM 10-Q

                                   INDEX

                                                               Page No.
                                                               --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated statements
                  of income and retained earnings -
                  three and six months ended June 30,
                  1997 and 1996                                     3

                  Condensed consolidated balance
                  sheets - June 30, 1997 and
                  December 31, 1996                                 4

                  Condensed consolidated statements
                  of cash flows - six months ended
                  June 30, 1997 and 1996                            5

                  Notes to condensed consolidated
                  financial statements                              6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                     6


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                  9

                  AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


                                  PART I

Item 1.        Financial Statements


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND RETAINED EARNINGS
                                (millions)
                                (Unaudited)


                                 Three Months Ended    Six Months Ended
                                      June 30,              June 30,
                                   1997       1996     1997        1996
                                   ----       ----     ----        ----
Revenues
--------
Revenue earned from
 purchased accounts receivable    $ 441      $ 474    $ 844        $922
Interest income from affiliates      41         40       81          80
Interest income from investments     33         57       59          99
Other income                          1          -        3           2
                                  -----      -----    -----       -----
Total                               516        571      987       1,103
                                  -----      -----    -----       -----
Expenses
--------
Interest expense - affiliates        39         33       81          71
Interest expense - other            233        256      445         492
Provision for doubtful accounts,
 net of recoveries                  150        206      274         378
Other expenses                       13          2       15           3
                                  -----      -----    -----       -----
Total                               435        497      815         944
                                  -----      -----    -----       -----

Income before taxes                  81         74      172         159
Income tax provision                 28         26       60          56
                                  -----      -----    -----       -----
Net income                           53         48      112         103

Retained earnings at
  beginning of period             1,742      1,673    1,683       1,618
                                  -----      -----    -----       -----
Retained earnings at
  end of period                  $1,795     $1,721   $1,795      $1,721
                                 ======     ======   ======      ======

         See notes to condensed consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)


                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (millions)

                                            (Unaudited)
                                              June 30,    December 31,
                                                1997          1996
                                                ----          ----
Assets
------
Cash and cash equivalents                    $   728       $   267
Investments                                      247             -
Accounts receivable                           17,248        17,359
 Less:  reserve for doubtful accounts            633           638
                                             -------       -------
                                              16,615        16,721

Loans and deposits with affiliates             2,850         2,850
Deferred charges and other assets                332           327
                                             -------       -------
Total assets                                 $20,772       $20,165
                                             =======       =======

Liabilities and shareholder's equity
------------------------------------
Short-term debt with affiliates             $  2,450      $  1,275
Short-term debt - other                       12,948        13,262
Current portion of long-term debt - other          4           211
Long-term debt with affiliate                    910           910
Long-term debt - other                         1,953         1,559
                                             -------       -------
Total debt                                    18,265        17,217

Due to affiliates                                328           858
Accrued interest and other liabilities           124           145
                                             -------       -------
Total liabilities                             18,717        18,220
                                             -------       -------

Deferred discount revenue                         98           100
                                                ----          ----
Shareholder's equity:
--------------------
     Common stock                                  1             1
     Capital surplus                             161           161
     Retained earnings                         1,795         1,683
                                             -------       -------
Total shareholder's equity                     1,957         1,845
                                             -------       -------
Total liabilities and shareholder's equity   $20,772       $20,165
                                             =======       =======

         See notes to condensed consolidated financial statements.


                  AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (millions)
                                (Unaudited)
                                                          Six Months Ended
                                                               June 30,
                                                           1997       1996
                                                           ----       ----
Cash Flows from Operating Activities:
------------------------------------
Net income                                                 $112     $  103
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
  Provision for doubtful accounts, net of recoveries        274        378
  Changes in operating assets and liabilities:
    Increase in deferred tax assets                         (26)       (10)
    Decrease(increase) in interest receivable
     and other operating assets                              41        (52)
    Decrease in accrued interest and other liabilities       (1)       (13)
    Increase(decrease) in due to affiliates                  78        (35)
    Decrease in deferred discount revenue                    (2)       (34)
                                                          ------     ------
Net cash provided by operating activities                   476        337
                                                          ------     ------

Cash Flows from Investing Activities:
------------------------------------
Increase in accounts receivable                            (334)      (838)
Sale of net accounts receivable to an affiliate               -        230
Purchase of participation interest in seller's interest
  in accounts receivable from an affiliate                    -       (103)
Recoveries of accounts receivable previously written off     92         94
Purchase of investments                                    (247)         -
Decrease in due to affiliates from purchased receivables   (580)      (575)
                                                          ------     ------
Net cash used in investing activities                    (1,069)    (1,192)
                                                          ------     ------

Cash Flows from Financing Activities:
------------------------------------
Net increase in short-term debt with
  affiliates with maturity less than ninety days          1,175        728
Net increase in short-term debt -
  other with maturity less than ninety days               2,340      5,153
Proceeds from issuance of debt                            2,020      4,858
Repayment of debt                                        (4,481)    (9,307)
                                                         -------    -------
Net cash provided by financing activities                 1,054      1,432
                                                         -------    -------

Net increase in cash and cash equivalents                   461        577
Cash and cash equivalents at beginning of period            267      1,190
                                                         -------    -------
Cash and cash equivalents at end of period               $  728     $1,767
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

   The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 1997 and the consolidated results of its operations and changes in its retained earnings for the six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the six-month periods ended June 30, 1997 and 1996, Credco paid $533 million and $575 million of interest, respectively. Income taxes paid for each of the six-month periods ended June 30, 1997 and 1996 were $2 million and $55 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase.  Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the
   securities to maturity.   Held to maturity securities are stated at
   amortized cost.  During the second quarter of 1997, Credco purchased $247
   million of American Express Master Trust Class B Certificates.   These
   securities are classified as held to maturity and are stated at amortized cost. The fair value of these securities at June 30, 1997 was $248 million.

4. Subsequent to June 30, 1997, Credco issued and sold an additional $400 million of 6.5% Fixed Rate Notes due 2002 under the Euro Medium Term Notes program established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion.

5. In July 1997, $500 million Class A Floating Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In May 1997, Credco issued and sold, exclusively outside the United States to non-U.S. persons, $400 million Floating Rate Notes due 2002 listed on the Luxembourg Stock Exchange. These notes were issued under a program established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion. Subsequent to June 30, 1997, Credco issued and sold an additional $400 million of 6.5% Fixed Rate Notes due 2002 under the same program.

In May 1997, Credco renegotiated its credit facilities, increasing available credit lines by $200 million to $6.8 billion.

At June 30, 1997, Credco had the ability to issue $1 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

                  AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                    Travel Related Services Company, Inc.)


Results of Operations

Credco purchases Cardmember receivables without recourse from American Express Travel Related Services Company, Inc. ("TRS") or its subsidiaries. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the six month periods ended June 30, 1997 and 1996 was 1.33 and 1.28, respectively. The ratio of earnings to fixed charges for American Express Company (the "Company"), the parent of TRS, for the six-month periods ended June 30, 1997 and 1996 was 2.24 and 2.01, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

Credco purchased $68 billion and $67 billion of Cardmember receivables during the six-month periods ended June 30, 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, Credco owned $15.3 billion and $15.6 billion, respectively, of non-interest-bearing receivables of which $2.3 billion and $3.4 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). This Trust was formed in 1992 by TRS to securitize U.S. consumer charge Cardmember receivables.

In addition, at June 30, 1997 and December 31, 1996, Credco owned extended payment plan receivables totaling $1.9 billion and $1.8 billion, respectively, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a subsidiary of TRS. The extended payment plan receivables owned at June 30, 1997 and December 31, 1996 include $99 million and $104 million, respectively, of participation interest owned by CRC. This represents a participation in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). This Master Trust was formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

For the six-month periods ended June 30, 1997 and 1996, the average life of Cardmember receivables owned by Credco was 44 days and 43 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 1997 and 1996 was .40 percent and .46 percent, respectively.

                  AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)

Credco's decrease in revenue for the six-month period ended June 30, 1997, is due primarily to a decrease in discount rates earned on purchased accounts receivable. Decreased interest income for the six-month period ended
June 30, 1997 is attributable to lower average investments. Interest expense decreased for the six-month period ended June 30, 1997 due to both a decrease in volume and interest rates. Provision for doubtful accounts for the six-month period also decreased primarily reflecting lower provision rates.

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 1997, compared with the six-month period ended June 30, 1996 ($ in millions):

                                                              Six
                                                             Month
                                                             Period
                                                            -------
Revenue earned from purchased accounts receivable-
 changes attributable to:
    Volume of receivables purchased                             12
    Discount and interest rates                                (90)
                                                               ----
       Total                                                   (78)
                                                               ====
Interest income from affiliates - changes attributable to:
    Volume of average investments outstanding                    -
    Interest rates                                               1
                                                               ----
       Total                                                     1
                                                               ====

Interest income from investments - changes attributable to:
    Volume of average investments outstanding                  (43)
    Interest rates                                               3
                                                               ----
       Total                                                   (40)
                                                               ====
Interest expense (affiliates) - changes attributable to:
    Volume of average debt outstanding                           7
    Interest rates                                               3
                                                               ----
       Total                                                    10
                                                               ====
Interest expense (other) - changes attributable to:
    Volume of average debt outstanding                         (33)
    Interest rates                                             (14)
                                                               ----
       Total                                                   (47)
                                                               ====
Provision for doubtful accounts - changes attributable to:
    Volume of receivables purchased                              7
    Provision rates and volume of recoveries                  (111)
                                                              -----
       Total                                                  (104)
                                                              =====

                  AMERICAN EXPRESS CREDIT CORPORATION
              (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts:

                                                   1997      1996
                                                   ----      ----
          Balance, January 1                      $ 638     $ 624
          Provision for losses                      366       472
          Accounts written off                      366       405
          Other                                      (5)       (6)
                                                  ------    ------
          Balance, June 30                        $ 633     $ 685
                                                  ======    ======


The following table shows the aging of charge card receivables:

         Current                                   78.5%     78.3%
         30 to 59 days                             15.7      15.8
         60 to 89 days                              2.3       2.3
         90 days and over                           3.5       3.6






                       PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               12.1 Computation in support of ratio of earnings to fixed charges of American Express Credit Corporation.

               12.2 Computation in support of ratio of earnings to fixed charges of American Express Company.

               27     Financial data schedule.

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



                    AMERICAN EXPRESS CREDIT CORPORATION
                               (REGISTRANT)

DATE      August 13, 1997         /s/Vincent P. Lisanke
                                  --------------------------------------
                                  Vincent P.  Lisanke
                                  (President, Chief Executive Officer
                                   and Chief Accounting Officer)

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

Exhibit 27    Financial data schedule.                  Electronically
                                                        filed herewith.