Form 10-Q
period 1997-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1997-11-13
CIK 4969

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                         ____________________

                              FORM 10-Q
                         ____________________

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

--------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X   NO
                                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at November 13, 1997
-----------------------------      --------------------------------
Common Stock, $.10 par value       1,504,938 shares

                      AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)

                                  FORM 10-Q

                                    INDEX

                                                                Page No.
                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated statements of income
                  and retained earnings - three and nine months
                  ended September 30, 1997 and 1996                   3

                  Condensed consolidated balance sheets -
                  September 30, 1997 and December 31, 1996            4

                  Condensed consolidated statements of cash flows
                  - nine months ended September 30, 1997 and 1996     5

                  Notes to condensed consolidated
                  financial statements                                6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations    7


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                   10

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)

                                     PART I

Item 1.        Financial Statements


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          AND RETAINED EARNINGS
                               (millions)
                               (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                           September 30,      September 30,
                                           1997     1996      1997     1996
                                           ----     ----      ----     ----
Revenues
Revenue earned from purchased
 accounts receivable                      $ 456    $ 453    $1,300   $1,375
Interest income from affiliates              46       40       127      120
Interest income from investments             39       46        98      145
Other income                                  1        1         4        3
                                          -----    -----    ------   ------
Total                                       542      540     1,529    1,643
                                          -----    -----    ------   ------

Expenses
Interest expense - affiliates                49       33       130      104
Interest expense - other                    245      248       690      740
Provision for doubtful accounts,
 net of recoveries                          155      169       429      547
Other expenses                                7        1        22        4
                                          -----    -----    ------   ------
Total                                       456      451     1,271    1,395
                                          -----    -----    ------   ------

Income before taxes                          86       89       258      248
Income tax provision                         30       31        90       87
                                          -----    -----    ------   ------
Net income                                   56       58       168      161

Retained earnings at beginning of period  1,795    1,721     1,683    1,618
                                         ------   ------    ------   ------
Retained earnings at end of period       $1,851   $1,779    $1,851   $1,779
                                         ======   ======    ======   ======


           See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                  (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (millions)


                                                (Unaudited)
                                                September 30,    December 31,
                                                    1997             1996
                                                    ----             ----
Assets
Cash and cash equivalents                        $ 1,382            $ 267
Investments                                          218                -
Accounts receivable                               17,871           17,359
 Less: reserve for doubtful accounts                 634              638
                                                 -------          -------
                                                  17,237           16,721

Loans and deposits with affiliates                 3,150            2,850
Deferred charges and other assets                    412              327
                                                 -------          -------
Total assets                                     $22,399          $20,165
                                                 =======          =======

Liabilities and shareholder's equity
Short-term debt with affiliates                  $ 2,219          $ 1,275
Short-term debt - other                           14,184           13,262
Current portion of long-term debt - other              4              211
Long-term debt with affiliate                        910              910
Long-term debt - other                             2,360            1,559
                                                 -------          -------
Total debt                                        19,677           17,217

Due to affiliates                                    467              858
Accrued interest and other liabilities               153              145
                                                 -------          -------
Total liabilities                                 20,297           18,220
                                                 -------          -------

Deferred discount revenue                             89              100
                                                 -------          -------

Shareholder's equity:
     Common stock                                      1                1
     Capital surplus                                 161              161
     Retained earnings                             1,851            1,683
                                                 -------          -------
Total shareholder's equity                         2,013            1,845
                                                 -------          -------
Total liabilities and sharesholder's equity      $22,399          $20,165
                                                 =======          =======

          See notes to condensed consolidated financial statements.

                     AMERICAN EXPRESS CREDIT CORPORATION
                (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                         ------------------
                                                           1997      1996
                                                           ----      ----
Cash Flows from Operating Activities:
Net income                                               $  168    $  161
Adjustments to reconcile net income to net cash and
   cash equivalents provided by operating activities:
   Provision for doubtful accounts, net of recoveries       429       547
   Amortization of deferred underwriting fees and bond
     discount/premium                                         6         1
   Changes in operating assets and liabilities:
     Increase in deferred tax assets                        (50)      (19)
     Decrease(increase) in interest receivable and other
      operating assets                                        5       (94)
     Increase in accrued interest and other liabilities      40         4
     Increase in due to affiliates                           89        71
     Decrease in deferred discount revenue                  (11)      (28)
                                                          ------    ------
Net cash provided by operating activities                   676       643
                                                          ------    ------

Cash Flows from Investing Activities:
Increase in accounts receivable                            (785)   (1,017)
Sale of net accounts receivable to an affiliate             219     2,294
Purchase of participation interest in seller's interest
  in accounts receivable from an affiliate                 (728)   (2,178)
Sale of participation interest in seller's interest
  in accounts receivable to an affiliate                     95     1,304
Recoveries of accounts receivable previously written off    136       141
Purchase of investments                                    (247)        -
Maturity of investments                                      29         -
Increase in loans and deposits due from affiliates         (300)        -
Decrease in due to affiliates from purchased receivables   (450)     (531)
                                                         -------    ------
Net cash(used in) provided by investing activities       (2,031)       13
                                                         -------    ------

Cash Flows from Financing Activities:
Net increase(decrease) in short-term debt with affiliates
  with maturity less than ninety days                       944       (14)
Net (decrease)increase in short-term debt - other
  with maturity less than ninety days                        (4)    6,621
Proceeds from issuance of debt                            6,561     6,167
Repayment of debt                                        (5,031)  (12,387)
                                                         -------  --------
Net cash provided by financing activities                 2,470       387
                                                         -------  --------

Net increase in cash and cash equivalents                 1,115     1,043
Cash and cash equivalents at beginning of period            267     1,190
                                                         ------    ------
Cash and cash equivalents at end of period               $1,382    $2,233
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

    The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 1997 and the consolidated results of its operations and changes in its retained earnings for the nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the nine-month periods ended September 30, 1997 and 1996, Credco paid $809 million and $844 million of interest, respectively. Income taxes paid for each of the nine-month periods ended September 30, 1997 and 1996 were $44 million and $124 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At September 30, 1997, Credco held $218 million of American Express Master Trust Class B Certificates. These securities are classified as held to maturity and are stated at amortized cost. The fair value of these securities at September 30, 1997 was $220 million.

4. In May and August 1997, Credco issued and sold $400 million Floating Rate Notes and $400 million of 6.5% Fixed Rate Notes, respectively, due 2002 under the Euro Medium Term Notes program established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion.

5.  In July 1997, $500 million Class A Fixed Rate Accounts
    Receivable Trust Certificates matured from the charge card securitization portfolio which increases the participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American
    Express Master Trust.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

In May and August 1997, Credco issued and sold, exclusively outside the United States to non-U.S. persons, $400 million Floating Rate Notes and $400 million 6.5% Fixed Rate Notes, respectively, due 2002 listed on the Luxembourg Stock Exchange. These notes were issued under the Euro Medium Term Notes program established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion.

In May 1997, Credco renegotiated its credit facilities, increasing available credit lines by $200 million to $6.8 billion.

At September 30, 1997, Credco had the ability to issue $1 billion of medium- and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission. In October 1997, Credco filed a registration statement on Form S-3 with the Securities and Exchange Commission to increase by $1.5 billion the amount of medium- and long-term debt to be available for issuance under shelf registrations. This registration statement was declared effective on November 3, 1997.


Results of Operations

Credco purchases Cardmember receivables without recourse from TRS or its subsidiaries. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables
Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine month periods ended September 30, 1997 and 1996 was 1.32 and 1.29, respectively. The ratio of earnings to fixed charges for American Express Company (the "Company"), the parent of TRS, for the nine-month periods ended September 30, 1997 and 1996 was 2.24 and 2.05, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

Credco purchased $105 billion and $100 billion of Cardmember receivables during the nine-month periods ended September 30, 1997 and 1996, respectively. At September 30, 1997 and December 31, 1996, Credco owned $16.1 billion and $15.6 billion, respectively, of non-interest-bearing receivables of which

                   AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)


$2.8 billion and $3.4 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). This Trust was formed in 1992 by TRS to securitize U.S. consumer charge Cardmember receivables.

In addition, at both September 30, 1997 and December 31, 1996, Credco owned extended payment plan receivables totaling $1.8 billion, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a subsidiary of TRS. The extended payment plan receivables owned at September 30, 1997 and December 31, 1996 include
$225 million and $104 million, respectively, of participation interest owned by CRC. This represents a participation in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). This Master Trust was formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

For both nine-month periods ended September 30, 1997 and 1996, the average life of Cardmember receivables owned by Credco was 44 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the nine-month periods ended
September 30, 1997 and 1996 was .43 percent and .48 percent, respectively.

Credco's decrease in revenue for the nine-month period ended September 30, 1997, is due primarily to a decrease in discount rates earned on purchased accounts receivable. Decreased interest income for the nine-month period ended September 30, 1997 is attributable to lower average investments. Interest expense decreased for the nine-month period ended September 30, 1997 due to an overall decrease in volume and interest rates.
Provision for doubtful accounts for the nine-month period also decreased primarily reflecting lower provision rates.

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 1997, compared with the nine-month period ended September 30, 1996 ($ in millions):

                                                                    Nine
                                                                    Month
                                                                    Period
                                                                    ------
Revenue earned from purchased accounts receivable-
 changes attributable to:
    Volume of receivables purchased                                    84
    Discount and interest rates                                      (159)
                                                                     -----
      Total                                                           (75)
                                                                     =====

Interest income from affiliates-changes attributable to:
    Volume of average investments outstanding                           4
    Interest rates                                                      3
                                                                     -----
      Total                                                             7
                                                                     =====

                   AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                   Travel Related Services Company, Inc.)


Interest income from investments- changes attributable to:
    Volume of average investments outstanding                         (55)
    Interest rates                                                      8
                                                                     -----
      Total                                                           (47)
                                                                     =====

Interest expense (affiliates)-changes attributable to:
    Volume of average debt outstanding                                 21
    Interest rates                                                      5
                                                                     -----
      Total                                                            26
                                                                     =====

Interest expense (other)-changes attributable to:
    Volume of average debt outstanding                                (37)
    Interest rates                                                    (13)
                                                                     -----
      Total                                                           (50)
                                                                     =====

Provision for doubtful accounts-changes attributable to:
    Volume of receivables purchased                                    30
    Provision rates and volume of recoveries                         (148)
                                                                     -----
      Total                                                          (118)
                                                                     =====


The following is an analysis of Cardmember reserve for doubtful accounts:

                                            1997        1996
                                            ----        ----
          Balance, January 1               $ 638       $ 624
          Provision for losses               565         687
          Accounts written off               583         621
          Other                               14         (70)
                                           -----       -----
          Balance, September 30            $ 634       $ 620
                                           =====       =====

The following table shows the aging of charge card receivables:

                                                September 30,
                                             1997          1996
                                             ----          ----
                 Current                     78.7%         77.4%
                 30 to 59 days               15.5          16.6
                 60 to 89 days                2.3           2.5
                 90 days and over             3.5           3.5

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

              27.   Financial data schedule.

         (b)  Reports on Form 8-K

              None.

                       AMERICAN EXPRESS CREDIT CORPORATION
                   (a wholly-owned subsdiary of American Express
                        Travel Related Services Company, Inc.)



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN EXPRESS CREDIT CORPORATION
                                  (REGISTRANT)

DATE   November 13, 1997        /s/Vincent P. Lisanke
                                ------------------------------------
                                Vincent P.  Lisanke
                                (President, Chief Executive Officer
                                 and Chief Accounting Officer)

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