Form 10-K405
period 1997-12-31
AMERICAN EXPRESS CREDIT CORP
filed 1998-03-31
CIK 4969

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         ____________________
                               FORM 10-K
                         ____________________

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to _____

                      Commission File No. 1-6908

                  AMERICAN EXPRESS CREDIT CORPORATION
        (Exact name of Registrant as specified in its charter)

  Delaware                                          11-1988350
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

  One Christina Center, Wilmington, Delaware               19801
  (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number including area code:  (302) 594-3350.

  Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange
            Title of each class                      on which registered
  -----------------------------------------         ---------------------
  6 1/8% Senior Debentures due June 15, 2000        New York Stock Exchange

  1 1/8% Cash Exchangeable Notes due                Chicago Board Options
    February 19, 2003                                 Exchange

  Securities registered pursuant to Section 12 (g) of the Act:  None.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
  INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED
  DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days.  Yes   X    No
                              ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
  Form 10-K.  X
             ---

  American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant.
  Accordingly, there is no market for the Registrant's common stock. At March 30, 1998, 1,504,938 shares were outstanding.

  Documents incorporated by reference:  None.

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

  Credco is primarily engaged in the business of purchasing most charge Cardmember receivables arising from the use of the American Express(R) Card, including the American Express(R) Gold Card,
  Platinum Card(R) and Corporate Card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain revolving credit receivables arising from the use of the Optima(R) Card and interest-bearing extended payment plan Sign
  & Travel(R) receivables arising from travel service sales and Special Purchase(SM) Accounts receivables which provide for extended payment for certain charges. The American Express Card and the Optima Card are referred to herein as the "Card."

  American Express Card Business

  TRS currently issues the Card in 45 currencies (including cards issued by independent operators). The Card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept the Card. TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges, and in certain instances, the average charge amount and the amount of information provided.

  Except in the case of the Optima Card, a family of revolving credit cards which is marketed in the United States and other countries, the charge Card is primarily designed as a method of payment and not as a means of financing purchases of goods or services and carries no pre-set spending limit. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of the Optima Card and certain extended payment plans, payment of the full amount billed each month is due from the Cardmember upon receipt of the bill, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

  The American Express Charge Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Federal legislation also regulates abusive debt collection practices. In addition, a number of states

                                    1
  and foreign countries have similar consumer credit protection and disclosure laws. The application of federal and state bankruptcy and debtor relief laws affect Credco to the extent such laws result in any amounts owed being classified as delinquent and/or charged off as uncollectible. These laws and regulations have not had, and are not expected to have, a material adverse effect on the charge Card and consumer lending business, either in the United States or on a worldwide basis.

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

  Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco; however, Credco purchases certain extended payment plan receivables. At both December 31, 1997 and 1996, extended payment plan receivables owned by Credco totaled $1.8 billion representing 9.4 percent and 10.4 percent, respectively, of all interests in receivables owned by Credco.
  These extended payment plan receivables consist of certain interest-bearing extended payment plan receivables comprised principally of Optima and Sign & Travel accounts arising from travel service sales, Special Purchase Accounts receivables and non-interest-bearing deferred merchandise receivables arising from direct mail merchandise sales by TRS.

  Credco, through a subsidiary, Credco Receivables Corp. ("CRC"), purchases gross participation interests in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables owned by two master trusts formed by TRS as part of its asset securitization programs. The gross participation interests represent undivided interests in the receivables originated by TRS and by American Express Centurion Bank, a subsidiary of TRS. See note 4 in "Notes to Consolidated Financial Statements" appearing herein.

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

                                  2

  American Express, as the parent of TRS, has agreed with Credco that it will take all necessary steps to assure performance of certain of TRS' obligations under the Receivables Agreement between TRS and Credco. The Receivables Agreements may be terminated at any time by the parties thereto, generally upon little or no notice. Alternatively, such parties may agree to reduce the required 1.25 fixed charge coverage ratio, which could result in lower discount rates and, consequently, lower revenues and net income of Credco. The obligations of Credco are not guaranteed under the Receivables Agreements or otherwise by American Express or the Card issuers.

  Volume of Business

  The following table shows the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (millions):

               Volume of Cardmember          Cardmember Receivables Owned
               Receivables Purchased                 at December 31,

  Year     Domestic   Foreign    Total       Domestic    Foreign    Total
  ----     --------   -------    -----       --------    -------    -----
  1997     $108,573   $37,030  $145,603       $15,581     $4,028   $19,609
  1996      100,512    35,299   135,811        13,530      3,829    17,359
  1995       91,299    30,638   121,937        13,179      3,260    16,439
  1994       83,851    25,639   109,490        11,273      2,747    14,020
  1993       80,202    14,635    94,837        10,758      2,210    12,968

  The Card business has not experienced significant seasonal fluctuation, although Card billed business tends to be moderately higher in the fourth quarter than in other calendar quarters.

  TRS' asset securitization programs disclosed above reduced the volume of domestic Cardmember receivables purchased and the amount owned by Credco.

  The average life of charge Cardmember receivables owned by Credco for each of the five years ending December 31, 1997 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates) was 43 days.

  The following table shows the aging of billed, non-interest-bearing charge Cardmember receivables:

                                              December 31,
                                         1997              1996
  ----------------------------------------------------------------
   Current                              79.6%              76.7%
   30 to 59 days                        14.7               17.2
   60 to 89 days                         2.3                2.6
   90 days and over                      3.4                3.5

                                    3
  Loss Experience

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

  The following table sets forth Credco's write-offs, net of recoveries, expressed in millions and as a percentage of the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, in each of the years indicated:


                                  1997     1996    1995     1994    1993
                                  ----     ----    ----     ----    ----
   Write-offs, net of recoveries  $615     $630    $508     $444    $529

   % of net Cardmember receivables
     purchased                    .42%     .46%    .42%     .41%    .57%

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

                                   Weighted Average
                          Year       Interest Cost
                          ----       -------------
                          1997           5.66%
                          1996           5.67
                          1995           6.30
                          1994           5.06
                          1993           4.61

  From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 1997 was $4.6 billion. At December 31, 1997, the amount borrowed was $2.7 billion. See notes 5 and 6 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

                                   4
  Foreign Operations

  See notes 2, 8 and 11 in "Notes to Consolidated Financial
  Statements" appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.

  Employees

  At December 31, 1997 Credco had 28 employees.

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

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Omitted pursuant to General Instruction I(2)(c) to Form 10-K.


                                PART II

  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

  American Express, through a wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco's common stock.

  Credco paid dividends of $150 million to TRS in both December, 1997 and 1996.

  For information about limitations on Credco's ability to pay dividends, see note 7 in "Notes to Consolidated Financial
  Statements" appearing herein.

  Item 6.   SELECTED FINANCIAL DATA.

  The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31, 1997.

   (dollars in millions)        1997    1996    1995    1994    1993
                                ----    ----    ----    ----    ----
   Income Statement Data
   ---------------------
   Revenues                    2,064   2,166   1,988   1,401   1,282

   Interest expense            1,125   1,117   1,054     736     599

   Provision for doubtful
    accounts, net of recoveries  584     712     625     443     475

   Income tax provision          114     115     105      75      64

   Extraordinary charge,
    net of taxes                   -       -       -       -      22

   Net income                    212     215     197     139     115


   Balance Sheet Data
   ------------------
   Accounts receivable        19,609  17,359  16,439  14,020  12,968

   Reserve for doubtful
    accounts                    (633)   (638)   (624)   (498)   (542)

   Total assets               23,053  20,165  20,192  16,868  14,943

   Short-term debt            16,582  14,537  14,202  11,525   9,738

   Current portion of
    long-term debt                 4     211     409     405     692

   Long-term debt              3,264   2,469   2,673   2,282   1,776

   Shareholder's equity        1,907   1,845   1,780   1,733   1,662

   Cash dividends                150     150     150     100     125











                                     6
 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources

  Credco's receivables portfolio consists of charge card receivables and revolving credit receivables purchased without recourse from TRS throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables owned by two master trusts formed by TRS as part of its asset securitization programs. At December 31, 1997 and 1996, respectively, Credco owned $17.8 billion and $15.6 billion of charge card receivables and participation in charge card receivables, representing 90.6 percent and 89.6 percent of the total receivables owned.
  Revolving credit receivables, representing 9.4 percent and 10.4 percent of the total receivables owned, was $1.8 billion at both December 31, 1997 and 1996.

  As part of Credco's business of funding receivables, Credco makes variable rate loans to American Express Centurion Bank ("Centurion Bank") which are secured by Optima receivables owned by Centurion Bank. At December 31, 1997 and 1996, $2.3 billion and $2.0 billion, respectively, of such loans were outstanding. The loan agreements require Centurion Bank to maintain, as collateral, Optima receivables equal to the outstanding loan balance plus an amount equal to three times the receivable reserve applicable to such Optima receivables.

  Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $14.1 billion for 1997 and $14.7 billion for 1996.

  An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. Total committed credit line facilities at December 31, 1997 and 1996 totaled $7.3 billion and $6.6 billion, respectively. Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had outstanding borrowings of $17.4 million at December 31, 1997 and no outstanding borrowings at December 31, 1996, under these committed lines of credit. In addition, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $241 million and $200 million at December 31, 1997 and 1996, respectively.

  During 1997 and 1996, Credco's average long-term debt outstanding was $2.9 billion. Credco's average long-term debt outstanding was $2.0 billion during 1995. In 1997, Credco filed a registration statement on Form S-3 with the Securities and Exchange Commission to increase the amount of medium- and long-term debt to be available for issuance under shelf registrations. At December 31, 1997, Credco had the ability to issue $2.5 billion of medium and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

  In 1997, Credco issued and sold exclusively outside the United States and to non-U.S. persons, $400 million Floating Rate Notes due 2002 and $400 million 6.5% Fixed Rate Notes due 2002 listed on the Luxembourg Stock Exchange. These notes were issued under the Euro Medium Term Notes program established during 1996 by Credco, TRS, AEOCC and American Express Bank Ltd. (a wholly-owned

                                  7
  subsidiary of American Express). In 1997, Centurion Bank was added to this program. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion. At December 31, 1997 this program had the ability to issue $1.9 billion of debt.

  Credco paid dividends to TRS of $150 million in both December, 1997 and 1996.

  In early 1998, Credco purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all charge Cardmember receivables funding costs. The majority of the caps will mature by the end of 1998.

  In February 1998, Credco issued $150 million 1 1/8 % Cash
  Exchangeable Notes due February 19, 2003. Holders of these notes may exchange them for an amount in cash which is linked to the price of the common shares of American Express Company. Credco has entered into hedging agreements designed to fully hedge its obligation under these notes.

  See note 8 in "Notes to Consolidated Financial Statements" appearing herein for a discussion of Credco's use of derivatives.

  Results of Operations

  Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.29 in 1997, 1.30 in 1996, and 1.29 in 1995. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased. The average life of Cardmember receivables was 43 days for each of the years ended December 31, 1997, 1996 and 1995.

  Credco's decrease in revenues in 1997 is primarily due to a decrease in discount and interest rates. The overall decrease in interest income in 1997 was attributable to decreased levels of average investments outstanding. Interest expense increased in 1997 primarily reflecting an overall increase in volume. Provision for doubtful accounts in 1997 decreased primarily reflecting lower provision rates.

  The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

  ---------------------------------------------------------------
                                              1997   1996   1995
  ---------------------------------------------------------------
     Revenue earned from purchased accounts
      receivable-changes attributable to:
       Volume of receivables purchased       $ 157  $ 166  $ 149
       Discount and interest rates            (214)   (28)   313
  ---------------------------------------------------------------
       Total                                 $ (57) $ 138  $ 462
  ---------------------------------------------------------------
     Interest income from affiliates-
      changes attributable to:
       Volume of average investments
        outstanding                          $   9  $   5  $  28
       Interest rates                            4    (15)    41
  ---------------------------------------------------------------
       Total                                 $  13  $ (10) $  69
  ---------------------------------------------------------------
     Interest income from investments-
      changes attributable to:
       Volume of average investments
        outstanding                          $ (65) $  71  $  17
       Interest rates                            6    (19)    40
  ---------------------------------------------------------------
       Total                                 $ (59) $  52  $  57
  ---------------------------------------------------------------
     Interest expense (affiliates)-
      changes attributable to:
       Volume of average debt outstanding    $  37  $  11  $  15
       Interest rates                            8    (13)    25
  ---------------------------------------------------------------
       Total                                 $  45  $  (2) $  40
  ---------------------------------------------------------------
     Interest expense (other)-changes
      attributable to:
       Volume of average debt outstanding    $ (31) $ 178  $  96
       Interest rates                           (6)  (113)   182
  ---------------------------------------------------------------
       Total                                 $ (37) $  65  $ 278
  ---------------------------------------------------------------
     Provision for doubtful accounts-
      changes attributable to:
       Volume of receivables purchased       $  65  $  91  $  70
       Provision rates and volume of
        recoveries                            (193)    (4)   112
  ---------------------------------------------------------------
       Total                                 $(128) $  87  $ 182
  ---------------------------------------------------------------

     The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Credco's internal debt management systems have been reviewed and remediated in light of the Year 2000 issue. As noted above, the Card issuers perform all services necessary to bill and collect all Cardmember receivables owned by Credco. American Express has conducted a comprehensive review of its computer systems and business processes (including systems and processes of the Card issuers) to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken by American Express to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. American Express' goal is to complete internal remediation and testing of each of its critical systems by the end of 1998 and to continue compliance efforts, including the testing of sytems on an integrated basis, through 1999. The costs related to the Year 2000 issue, which are expensed by American Express as incurred, are not expected to have a material impact on Credco's results of operations or financial condition. American Express is evaluating the Year 2000 readiness of merchants, customers and other third parties whose system failures could have an impact on Credco's operations. The potential materiality of any such impact is not known at this time.

  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Omitted pursuant to General Instruction 1 to Item 305 of Regulation S-K.
                                      9

  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       1.   Financial Statements.

              See "Index to Financial Statements" at page F-1 hereof.

       2.   Supplementary Financial Information.

              Selected quarterly financial data.   See note 12 in
              "Notes to Consolidated Financial Statements" appearing herein.


  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.


                               PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

  Item 11.  EXECUTIVE COMPENSATION.

            Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.

            (a)  1.   Financial Statements:
                      See "Index to Financial Statements" at page F-1 hereof.

                 2.   Financial Statement Schedule:
                      See "Index to Financial Statements" at page F-1 hereof.

                 3.   Exhibits:
                      See "Exhibit Index" hereof.

            (b)  Reports on Form 8-K:

                 1. Form 8-K, dated February 10, 1998, Item 5, filed in connection with the incorporation by reference of certain financial information of American Express Company into registration statements of the Registrant; Exhibits 15 and 23, respectively, a letter regarding unaudited financial information and consent of independent auditors.

                              SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  AMERICAN EXPRESS CREDIT CORPORATION
                             (Registrant)


   DATE  March 30, 1998            /s/  Vincent P. Lisanke
         --------------------------------------------------------------
                                   Vincent P. Lisanke
                                   President, Chief Executive Officer
                                     and Director


       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


   DATE  March 30, 1998            /s/  Vincent P. Lisanke
         --------------------------------------------------------------
                                   Vincent P. Lisanke
                                   President, Chief Executive Officer and
                                     Director (principal executive and
                                     principal accounting officer)



   DATE  March 30, 1998            /s/  Richard K. Goeltz
         --------------------------------------------------------------
                                   Richard K. Goeltz
                                   Chairman of the Board and Director
                                    (principal financial officer)



   DATE  March 30, 1998           /s/ Jay B. Stevelman
         --------------------------------------------------------------
                                  Jay B. Stevelman
                                  Treasurer and Director

                  AMERICAN EXPRESS CREDIT CORPORATION

                     INDEX TO FINANCIAL STATEMENTS
               COVERED BY REPORT OF INDEPENDENT AUDITORS

                             (Item 14 (a))



                                                            Page Number
                                                            -----------
Financial Statements:

  Report of independent auditors                               F - 2

  Consolidated statements of income for each of the
  three years ended December 31, 1997, 1996 and 1995           F - 3

  Consolidated balance sheets at December 31, 1997 and 1996    F - 4

  Consolidated statements of cash flows for each of the
  three years ended December 31, 1997, 1996 and 1995           F - 5

  Consolidated statements of shareholder's equity for each
  of the three years ended December 31, 1997, 1996 and 1995    F - 6

  Notes to consolidated financial statements             F - 7 to F - 15


Schedule:
  II - Valuation and qualifying accounts for
       the three years ended December 31, 1997                 F - 16

       All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT AUDITORS
  ----------------------------------------------------------------------

  The Board of Directors
  American Express Credit Corporation

  We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of American Express Credit Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   /s/ Ernst & Young LLP





  New York, New York
  February 5, 1998

                  AMERICAN EXPRESS CREDIT CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (millions)


   -------------------------------------------------------------
   Year Ended December 31,             1997      1996      1995
   -------------------------------------------------------------
   Revenues

   Revenue earned from purchased
    accounts receivable              $1,756    $1,813    $1,675
   Interest income from affiliates      173       160       170
   Interest income from investments     130       189       137
   Other income                           5         4         6

   -------------------------------------------------------------
       Total                          2,064     2,166     1,988
   -------------------------------------------------------------
   Expenses

   Interest expense - affiliates        179       134       136
   Interest expense - other             946       983       918
   Provision for doubtful accounts,
    net of recoveries of $183, $186
     and $176                           584       712       625
   Other expenses                        29         7         7
   -------------------------------------------------------------
       Total                          1,738     1,836     1,686
   -------------------------------------------------------------
   Income before taxes                  326       330       302
   Income tax provision                 114       115       105
   -------------------------------------------------------------
   Net income                        $  212    $  215    $  197
   -------------------------------------------------------------
   -------------------------------------------------------------

            See notes to consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (millions)

  -------------------------------------------------------------------
   December 31,                                1997            1996
  -------------------------------------------------------------------
   Assets

   Cash and cash equivalents                $   374         $   267
   Investments                                  218               -

   Accounts receivable                       19,609          17,359
    Less: reserve for doubtful accounts         633             638
                                             ------          ------
                                             18,976          16,721
   Loans and deposits with affiliates         3,150           2,850
   Deferred charges and other assets            335             327
  -------------------------------------------------------------------
   Total assets                             $23,053         $20,165
  -------------------------------------------------------------------
  -------------------------------------------------------------------
   Liabilities and shareholder's equity

   Short-term debt with affiliates          $ 1,770         $ 1,275
   Short-term debt - other                   14,812          13,262
   Current portion of long-term debt              4             211
   Long-term debt with affiliate                910             910
   Long-term debt - other                     2,354           1,559
                                             ------          ------
   Total debt                                19,850          17,217

   Due to affiliates                          1,027             858
   Accrued interest and other liabilities       152             145
  -------------------------------------------------------------------
   Total liabilities                         21,029          18,220
  -------------------------------------------------------------------
   Deferred discount revenue                    117             100
  -------------------------------------------------------------------

   Shareholder's equity

   Common stock-authorized 3,000,000
    shares of $.10 par value; issued
    and outstanding 1,504,938 shares              1               1
   Capital surplus                              161             161
   Retained earnings                          1,745           1,683
  ------------------------------------------------------------------
   Total shareholder's equity                 1,907           1,845
  ------------------------------------------------------------------
  ------------------------------------------------------------------
   Total liabilities and shareholder's
    equity                                  $23,053         $20,165
  ------------------------------------------------------------------
  ------------------------------------------------------------------

           See notes to consolidated financial statements.
                               F-4

                  AMERICAN EXPRESS CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)

--------------------------------------------------------------------------
Year Ended December 31,                          1997      1996      1995
--------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                    $   212   $   215    $  197
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for doubtful accounts, net of
  recoveries                                      584       712       625
Amortization of deferred underwriting
  fees and bond discount/premium                    -         1         -
Increase (decrease) in deferred discount revenue   17       (16)       21
Decrease (increase) in deferred tax assets         43       (11)      (56)
Increase in interest receivable and
  operating assets                                (12)       (6)       (5)
Increase (decrease) in accrued interest
  and other liabilities                            18       (18)        3
Increase (decrease) in due to affiliates            8        79       (27)
----------------------------------------------------------------------------
  Net cash and cash equivalents provided
    by operating activities                       870       956       758
----------------------------------------------------------------------------
Cash Flows From Investing Activities:
Increase in accounts receivable                (2,694)   (3,194)   (3,047)
Sale of net accounts receivable to an affiliate   219     2,294         -
Purchase of participation interest in
  seller's interest in accounts receivable
  from an affiliate                              (728)   (2,178)        -
Sale of participation interest in seller's
  interest in accounts receivable to an affiliate  95     1,304         -
Recoveries of accounts receivable previously
  written off                                     183       186       176
Purchase of investments                          (247)        -         -
Maturity of investments                            29         -         -
Increase in loans and deposits due from
  affiliates                                     (300)        -      (200)
Increase (decrease) in due to affiliates
  from purchased receivables                      192       (57)      182
----------------------------------------------------------------------------
  Net cash and cash equivalents used in
   investing activities                        (3,251)   (1,645)   (2,889)
----------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase (decrease) in short-term
  debt with affiliates with maturities
  less than ninety days                           496       188       (40)
Net increase (decrease) in short-term
  debt - other with maturities less than
  ninety days                                   3,271     4,469    (5,178)
Proceeds from issuance of debt                  8,027     9,684    20,039
Redemption of debt                             (9,156)  (14,425)  (11,810)
Dividends paid to TRS                            (150)     (150)     (150)
---------------------------------------------------------------------------
Net cash and cash equivalents provided
  by (used in) financing activities             2,488      (234)    2,861
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                     107      (923)      730
---------------------------------------------------------------------------
Cash and cash equivalents at beginning of year    267     1,190       460
---------------------------------------------------------------------------
Cash and cash equivalents at end of year       $  374   $   267   $ 1,190
---------------------------------------------------------------------------

            See notes to consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
             Years ended December 31, 1997, 1996 and 1995
                              (millions)

                               ---------------------------------------------
                                   Total
                                Shareholder's   Common   Capital   Retained
                                   Equity       Stock    Surplus   Earnings
                               ---------------------------------------------

   Balances at January 1, 1995   $ 1,733       $    1    $   161   $ 1,571

   Net income                        197                               197
   Dividends to TRS                 (150)           -          -      (150)
                                 --------      ------    -------   --------
   Balances at December 31, 1995   1,780            1        161     1,618

   Net income                        215                               215
   Dividends to TRS                 (150)           -          -      (150)
                                 --------      ------    -------   --------
   Balances at December 31, 1996   1,845            1        161     1,683
                                 --------      ------    -------   --------

   Net income                        212                               212
   Dividends to TRS                 (150)           -          -      (150)
                                 --------      ------     ------   --------
   Balances at December 31, 1997 $ 1,907       $    1     $  161   $ 1,745
                                 =======       ======     ======   =======


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

  Investments

  Management determines the appropriate classification of debt securities at the time of purchase. Credco has the positive intent and ability to hold all of its securities to maturity. Held to maturity securities are stated at amortized cost.

  Fair Values of Financial Instruments

  The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 1997 and 1996 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

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

  Cash and Cash Equivalents

  Credco has defined cash and cash equivalents as cash and short-term investments with a maturity of ninety days or less at the time of purchase. At both December 31, 1997 and 1996, included in cash and cash equivalents was $100 million of overnight securities purchased to resell.

  3.  Investments

  At December 31, 1997, Credco held $218 million of American Express Master Trust Class B Certificates. These securities are classified as held to maturity and are stated at amortized cost. The fair value of these securities at December 31, 1997 was $224 million.

  4.  Accounts Receivable

  At December 31, 1997 and 1996, respectively, Credco owned $17.8 billion and $15.6 billion of charge card receivables and participation in charge card receivables, representing 90.6 percent and 89.6 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. charge
  Cardmember receivables, CRC purchases from American Express

  Receivables Financing Corporation ("RFC"), a subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust, which was formed in 1992 to securitize U.S. charge Cardmember receivables. In September 1996, the American Express Master Trust issued an additional $1.25 billion of accounts receivable trust certificates to the public.
  At that time, CRC sold to RFC, at face amount less applicable reserve, $1.3 billion of its gross participation interest. The gross participation interests represent undivided interests in the receivables conveyed to the American Express Master Trust by RFC.
  At December 31, 1997 and 1996 Credco owned approximately $3.8 billion and $3.4 billion, respectively, of participation interests in receivables owned by the trust, representing 19.6 percent and 19.3 percent, respectively, of its total accounts receivable.

  At both December 31, 1997 and 1996, Credco owned extended payment plan receivables totaling $1.8 billion, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a subsidiary of TRS, representing 9.4 percent and 10.4 percent, respectively, of its total interests in accounts receivable. The extended payment plan receivables owned at December 31, 1997 and 1996 include $229 million and $104 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust, formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.


  5.  Short-term Debt

  At December 31, short-term debt consisted of (millions) :

 -----------------------------------------------------------------------
                                                     1997          1996
 -----------------------------------------------------------------------

  Commercial paper                                $14,438       $12,966
  Borrowings from affiliates                        1,770         1,275
  Borrowings under lines of credit                    241           200
  Borrowing agreements with bank trust
    departments and others                            133            96
 -----------------------------------------------------------------------
  Total short-term debt                           $16,582       $14,537
 -----------------------------------------------------------------------

  Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

  Credco had committed credit line facilities totaling $7.3 billion and $6.6 billion at December 31, 1997 and 1996, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. Credco, through AEOCC, had outstanding borrowings of $17.4 million at December 31, 1997 and no outstanding borrowings at December 31, 1996, under these committed lines of credit. The fair value of the unused lines of credit is not significant at December 31, 1997 and 1996.

  At December 31, 1997 and 1996, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $241 million and $200 million, respectively.

  Credco's annual weighted average short-term interest rate was 5.60 percent, 5.57 percent and 6.16 percent for the years ended December 31, 1997, 1996 and 1995, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 1997, $1.3 billion of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 5.93%.

  Credco paid $940 million, $913 million and $942 million of interest on short-term debt obligations in 1997, 1996 and 1995, respectively.

  6.  Long-term Debt
               --------------------------------------------------     --------------------------------
                                     1997                                              1996
               --------------------------------------------------     --------------------------------
                                              Year-End
                                    Year-End  Effective
December 31,               Notional  Stated   Interest                           Notional
(millions)                  Amount    Rate      Rate     Maturity                 Amount    Year-End
               Outstanding   of      on Debt    with       of        Outstanding    of     Stated Rate
                 Balance    Swaps     (a,b)    Swaps(b)   Swaps        Balance     Swaps    On Debt(b)
               --------------------------------------------------     --------------------------------

  Senior notes
   due 1999-2005  $1,548   $1,550     6.69%    5.83%        1999-       $1,725      $1,650    6.79%
                                                            2005
  Variable rate
   debt with
   American
   Express due
   2004              910        -     5.67%       -            -           910           -    5.36%
  Medium-term
   notes due 2002    400      400     6.50%    5.78%        2002             -           -       -
  Medium-term
   notes due 2002    399      399     5.80%    6.00%        2002             -           -       -
  Medium-term
   notes due 1997      -        -        -        -            -            36           -    7.17%
  Other senior
   notes due 1999-
   2017                2        -     8.00%       -            -             2           -    7.65%
  Swiss franc notes
   due 1998-2003       9        -     3.45%       -            -            10           -    3.45%
  Net unamortized
   bond discount       -        -        -        -            -            (3)          -       -
               --------------------------------------------------     --------------------------------
  Total long-term
   debt           $3,268   $2,349                                       $2,680      $1,650
               --------------------------------------------------     --------------------------------

(a) For the floating rate debt issuance, the stated rate was based on the rate at December 31, 1997; this rate is not an indication of future interest rates.
(b)  Weighted average rates were determined where appropriate.

  The above table includes the current portion of long-term debt of $4 million and $211 million at December 31, 1997 and 1996, respectively.

  The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding at December 31, 1997 and 1996, was $3.3 billion and $2.7 billion, respectively.

  Aggregate annual maturities of long-term debt for the five years ending December 31, 2002 are as follows (millions): 1998 - $4,
  1999 - $354, 2000 - $550, 2001 - $550, 2002 - $799.

  Credco paid $192 million in 1997, $217 million in 1996, and $218 million in 1995 of interest on long-term debt obligations.

  7.  Restrictions as to Dividends and Limitations on Indebtedness

  The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

  8.  Derivative Instruments

  Credco uses derivative financial instruments for nontrading purposes to manage its exposure to interest and foreign exchange rates, financial indices and funding costs.

  There are a number of risks associated with derivatives. Market risk is the possibility that the value of the derivative financial instrument will change. Credco is not exposed to market risk related to derivatives held for nontrading purposes beyond that inherent in cash market transactions. Credco does not enter into derivative contracts with features that would leverage or multiply its market risk. Credit risk related to derivative and other off-balance sheet financial instruments is the possibility that the counterparty will not fulfill the terms of the contract. It is monitored through established approval procedures, including setting concentration limits by counterparty and country, reviewing credit ratings and requiring collateral where appropriate. A significant portion of Credco's transactions are with counterparties rated A or better by nationally recognized credit rating agencies. Credco also uses master netting agreements, which allow Credco to settle multiple contracts with a single counterparty in one net receipt or payment in the event of counterparty default. At December 31, 1997 and 1996, the aggregate notional amount of Credco's derivative instruments was $7.4 billion ($562 million with affiliates) and $6.4 billion ($233 million with affiliates), respectively. Credit risk approximates the fair value of contracts in a gain position (asset) and totaled $94 million ($3.6 million with affiliates) at December 31, 1997 and $37 million ($2.2 million with an affiliate) at December 31, 1996. The fair value represents the replacement cost and is determined by market values, dealer quotes or pricing models.


  The following tables detail information regarding Credco's derivatives (millions):

                           Notional    Carrying Value      Fair Value
   December 31, 1997        Amount   Asset   Liability   Asset  Liability
   -----------------        ------   -----   --------    -----  ---------
   Interest rate products   $5,321    $ 66     $ 36       $  76    $ 40
   Forward contracts         2,069      18       16          18      16
                            ------    ----     ----       -----    ----
      Total                 $7,390    $ 84     $ 52       $  94    $ 56
                            ------    ----     ----       -----    ----

                           Notional    Carrying Value      Fair Value
   December 31, 1996        Amount   Asset   Liability   Asset  Liability
   -----------------        ------   -----   ---------   -----  ---------
   Interest rate products   $4,386    $ 19     $ 50       $  25    $ 87
   Forward contracts         1,972      14       31          12      30
                            ------    ----     ----       -----    ----
      Total                 $6,358    $ 33     $ 81       $  37    $117
                            ------    ----     ----       -----    ----

  Interest Rate Products

  Credco uses interest rate products to maintain a predetermined mix of fixed and variable rate debt in order to achieve a desired level of interest rate exposure to manage funding costs related to its Cardmember receivables and Cardmember loans. The principal product used is interest rate swaps, which involve the exchange for a specified period of time of fixed or floating rate interest payments based on a notional or contractual amount. In early 1998, Credco purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all charge Cardmember receivables funding costs. The majority of the caps will mature by the end of 1998. Credco enters into currency swaps to convert U.S. dollar denominated debt into other currencies in order to match foreign denominated receivables with funding of the same currency and to achieve a desired level of interest rate exposure. Currency swap agreements are contracts to exchange currency and interest payments for a specific period of time.

  Interest rates charged on Credco's revolving credit receivables are linked to a floating rate base and generally reprice each month. Credco generally enters into interest rate swaps paying rates that reprice similarly with changes in the base rate of the underlying loans.

  As interest rate products manage interest rate exposure, interest is accrued and reported in accounts receivable and other assets, or accrued interest and other liabilities, and interest expense, as appropriate.


  Aggregate annual expirations of interest rate swaps are as follows
  (notional amount in millions):
  1998 - $2,222, 1999 - $506, 2000 - $920, 2001 - $782, 2002 - $891.

  The following table details information regarding Credco's interest rate products at December 31, 1997 (millions):

 -------------------------------------------------------------------------
                                                        Weighted Average
                     Notional    Primary Variable        Interest Rate
       Type           Amount       Rate Index           Fixed     Floating
 -------------------------------------------------------------------------
   Floating to fixed  $2,457   1 month LIBOR  and        5.73%      6.41%
                               1 month Commercial paper

   Fixed to floating  $2,304   1 month LIBOR  and        6.72%      5.96%
                               1 month Commercial paper

   Floating to floating $560   1 month LIBOR and           -  6.43%/5.96%
                               3 month LIBOR


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


  The following table summarizes Credco's forward contracts by major currencies as of December 31 (millions):

      -------------------------------------------------------
                                       1997          1996
      -------------------------------------------------------
       Canadian Dollar                 $486           $334
       Pound Sterling                   538            578
       Australian Dollar                269            307
       Hong Kong Dollar                 179            199
       German Mark                      258            218
       Other                            339            336
      -------------------------------------------------------
       Total forward contracts       $2,069         $1,972
      -------------------------------------------------------

  Foreign currency forward contracts generally mature within one year. At December 31, 1997, Credco had no significant unhedged foreign currency exposures.

  9.  Transactions with Affiliates

  In 1997, 1996 and 1995, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $146 billion, $136 billion and $122 billion, respectively. Agreements for the purchase of non-interest-bearing receivables generally provide that Credco purchase such receivables at a discount rate which yields earnings to Credco equal to at least 1.25 times its fixed charges on an annual basis.

  The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of the month.

  In 1996, as part of TRS' asset securitization program for U.S. charge Cardmember receivables, Credco sold back to TRS approximately $2.2 billion of gross receivables arising under specified U.S. charge Cardmember accounts. TRS sold these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to its subsidiary, RFC. RFC, in turn, conveyed them to the American Express Master Trust (the "Trust"). This resulted in an increase in the gross participation interest in RFC's seller's interest in the securitized receivables owned by CRC, for which CRC paid $2.2 billion. In September 1996, the Trust issued $1.25 billion of receivables trust certificates in two series. At the time of such issuance, CRC sold, at face amount less applicable reserve, $1.3 billion of its gross participation interest in RFC's seller's interest back to RFC.

  The extended payment plan receivables owned at December 31, 1997 and 1996 include $229 million and $104 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit
  Account Master Trust, formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

  Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):

 ------------------------------------------------------------------
                                                1997   1996   1995
 ------------------------------------------------------------------
   Cash and cash equivalents at December 31   $    6 $    2 $    9
   Maximum month-end level of cash and
    cash equivalents during the year               9      9     12
   Secured loans to American Express
    Centurion Bank at December 31              2,300  2,000  2,000
   Other loans and deposits to an
    affiliate at December 31                     850    850    850
   Maximum month-end level of loans and
    deposits to affiliates during the year     3,150  2,850  2,850
   Borrowings at December 31                   2,680  2,185  1,997
   Maximum month-end level of borrowings
    during the year                            4,588  4,024  3,709
   Interest income                               173    160    170
   Other income                                    5      4      6
   Interest expense                              179    134    136
  ------------------------------------------------------------------

  At December 31, 1997, Credco held $2.3 billion of variable rate secured loans to Centurion Bank and $2.0 billion at both December 31, 1996 and 1995. At December 31, 1997, 1996 and 1995, Credco
  also held variable rate loans to American Express due in 2004 of $850 million. The loans to Centurion Bank are secured by certain interest-bearing extended payment plan receivables owned by Centurion Bank. Interest income from these variable rate loans was $173 million, $160 million, and $169 million for 1997, 1996 and 1995, respectively.

  10.  Income Taxes

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

  Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes consist of the following (millions):

 ----------------------------------------------------------------
                                        1997      1996      1995
 ----------------------------------------------------------------
   Current                             $  71    $  126    $  161
   Deferred                               43       (11)      (56)

 ----------------------------------------------------------------
   Total income tax provision          $ 114    $  115    $  105
 ----------------------------------------------------------------

  Credco's net deferred tax assets, which are included in other assets, consisted of the following (millions):

            --------------------------------------------
                                        1997      1996
            --------------------------------------------
            Deferred tax assets        $ 182      $ 218

            Deferred tax liabilities      (8)        (1)
            --------------------------------------------
            Net deferred tax assets    $ 174      $ 217
            --------------------------------------------

  Deferred tax assets for 1997 and 1996 consists primarily of reserve for loan losses of $182 million and $218 million, respectively.
  Deferred tax liabilities for 1997 and 1996 consists primarily of foreign exchange contracts of $7 million and $1 million, respectively.

  At December 31, 1997 and 1996, no valuation allowances were required.

  A federal tax overpayment of $29 million and of $27 million at December 31, 1997 and 1996, respectively, are included in due to affiliates.

  Income taxes paid to TRS during 1997, 1996 and 1995 were $73 million, $155 million and $125 million, respectively.

  The U.S. statutory tax rate and effective tax rate for 1997, 1996 and 1995 was approximately 35 percent.

  11.  Geographic Segments

  Credco is principally engaged in the business of purchasing
  Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):

  -----------------------------------------------------------------
                                          1997      1996      1995
  -----------------------------------------------------------------
   Revenues
     United States                      $1,723    $1,855    $1,695
     International                         341       311       293
  -----------------------------------------------------------------
     Consolidated                       $2,064    $2,166    $1,988
  -----------------------------------------------------------------
   Income before taxes
     United States                      $  286    $  275    $  244
     International                          40        55        58
  -----------------------------------------------------------------
     Consolidated                       $  326    $  330    $  302
  -----------------------------------------------------------------
   Identifiable assets
     United States                     $19,074   $16,444   $17,027
     International                       3,979     3,721     3,165
  -----------------------------------------------------------------
     Consolidated                      $23,053   $20,165   $20,192
  -----------------------------------------------------------------

  12.  Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data is as follows (millions):

  ------------------------------------------------------------------
   Quarter Ended                          12/31   9/30   6/30   3/31
  ------------------------------------------------------------------
                                                    1997
  ------------------------------------------------------------------
   Revenues                               $ 535  $ 542  $ 516  $ 471
   Income before taxes                       68     86     81     91
   Net income                                44     56     53     59
  ------------------------------------------------------------------
                                                    1996
  ------------------------------------------------------------------
   Revenues                               $ 523  $ 540  $ 571  $ 532
   Income before taxes                       82     89     74     85
   Net income                                54     58     48     55
  ------------------------------------------------------------------

                                 F-15


                  AMERICAN EXPRESS CREDIT CORPORATION
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              (millions)

                                                1997     1996    1995
                                                ----     ----    ----
   Reserve for doubtful accounts:


   Balance at beginning of year                $ 638    $ 624   $ 498
   Additions:
     Provision for doubtful accounts
      charged to income (1)                      767      898     801
     Other credits (2)                            53       94       7
     Foreign translation                          (5)       2       2
   Deductions:
     Accounts written off                        798      816     684
     Other charges (3)                            22      164       -
                                               -----    -----   -----

   Balance at end of year                      $ 633    $ 638   $ 624
                                               =====    =====   =====

   Reserve for doubtful accounts as a
    percentage of Cardmember receivables
    owned at year end                          3.23%    3.68%   3.79%
                                               =====    =====   =====

  (1)  Before recoveries on accounts previously written off of (millions):
       1997-$183, 1996-$186 and 1995-$176.

  (2) Reserve balances applicable to new groups of Cardmember receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

  (3) Reserve balances applicable to certain groups of Cardmember receivables and participation interests sold to affiliates.
















                                F-16
                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K

  Exhibit No.           Description

   3 (a)       Registrant's Certificate          Incorporated by
               of Incorporation, as amended      reference to
                                                 Exhibit 3(a) to
                                                 Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-1
                                                 dated February
                                                 25, 1972
                                                 (File No. 2-43170).

   3 (b)       Registrant's By-Laws,             Incorporated by
               amended and restated as of        reference to
               November 24, 1980                 Exhibit 3(b)
                                                 to Registrant's
                                                 Annual Report
                                                 on Form 10-K
                                                 (Commission
                                                 File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1985.

   4 (a)       Registrant's Debt                 Incorporated by
               Securities                        reference to
               Indenture dated as of             Exhibit 4(s)
               September 1, 1987                 to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (b)       Form of Note with optional        Incorporated by
               redemption provisions             reference to
                                                 Exhibit 4(t)
                                                 to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (c)       Form of Debenture with            Incorporated by
               optional redemption and           reference to
               sinking fund provisions           Exhibit 4(u)
                                                 to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (d)       Form of Original Issue            Incorporated by
               Discount Note with                reference to
               optional redemption               Exhibit 4 (v)
               provision                         to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (e)       Form of Zero Coupon Note          Incorporated by
               with optional redemption          reference to
               provisions                        Exhibit 4 (w)
                                                 to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (f)       Form of Variable Rate Note        Incorporated by
               with optional redemption          reference to
               and repayment provisions          Exhibit 4 (x)
                                                 to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (g)       Form of Extendible Note           Incorporated by
               with optional redemption          reference to
               and repayment provisions          Exhibit 4 (y)
                                                 to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (h)       Form of Fixed Rate Medium-        Incorporated by
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

   4 (i)       Form of Floating Rate             Incorporated by
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

   4 (k)       Form of Supplemental              Incorporated by
               Indenture                         reference to
                                                 Exhibit 4 (cc)
                                                 to Registrant's
                                                 Registration
                                                 Statement on
                                                 Form S-3 dated
                                                 September 2, 1987
                                                 (File No. 33-16874).

   4 (l)       Terms and conditions of           Incorporated by
               debt instruments to be            reference to
               issued outside the U.S.           Exhibit 4(l) to
                                                 Registrant's
                                                 Annual Report
                                                 on Form 10-K
                                                 (Commission
                                                 File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1996.

   4 (m)       The Registrant hereby
               agrees to furnish the
               Commission, upon request,
               with copies of the
               instruments defining the
               rights of holders of each
               issue of long-term debt of
               the Registrant for which
               the total amount of
               securities authorized
               thereunder does not exceed
               10% of the total assets of
               the Registrant

   10 (a)      Receivables Agreement             Incorporated by
               dated as of January 1,            reference to
               1983 between the                  Exhibit 10 (b)
               Registrant and American           to Registrant's
               Express Travel Related            Annual Report
               Services Company, Inc.            on Form 10-K
                                                 (Commission
                                                 File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1987.





   10 (b)      Secured Loan Agreement            Incorporated by
               dated as of June 30, 1988         reference to
               between the Registrant and        Exhibit 10 (b)
               American Express Centurion        to Registrant's
               Bank                              Annual Report
                                                 on Form 10-K
                                                 (Commission
                                                 File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1988.

   10 (c)      Participation Agreement           Incorporated by
               dated as of August 3, 1992        reference to
               between American Express          Exhibit 10(c)
               Receivables Financing             to Registrant's
               Corporation and Credco            Annual Report
               Receivables Corp.                 on Form 10-K
                                                 (Commission
                                                 File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1992.

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