Form 10-Q
period 1998-03-31
AMERICAN EXPRESS CREDIT CORP
filed 1998-05-15
CIK 4969

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                          ____________________

                                FORM 10-Q
                          ____________________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at May 15, 1998
-------------------------         ---------------------------
Common Stock, $.10 par value      1,504,938 shares

                AMERICAN EXPRESS CREDIT CORPORATION
           (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

                            FORM 10-Q

                              INDEX

                                                        Page No.
                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated statements
                  of income and retained earnings -
                  three months ended March 31, 1998
                  and 1997                                   3

                  Condensed consolidated balance
                  sheets - March 31, 1998 and
                  December 31, 1997                          4

                  Condensed consolidated statements
                  of cash flows - three months ended
                  March 31, 1998 and 1997                    5

                  Notes to condensed consolidated
                  financial statements                       6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                              7


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K           10

                      AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                   PART I

Item 1.           Financial Statements


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                                  (millions)
                                 (Unaudited)

                                                    Three Months
                                                        Ended
                                                      March 31,
                                                    -------------
                                                    1998     1997
                                                    ---      ----
Revenues
Revenue earned from purchased accounts receivable  $ 467    $ 403
Interest income from affiliates                       45       40
Interest income from investments                      27       26
Other income                                           1        2
                                                   -----    -----
Total                                                540      471
                                                   -----    -----

Expenses
Interest expense - affiliates                         54       42
Interest expense - other                             239      212
Provision for doubtful accounts,
    net of recoveries                                154      124
Other expenses                                         7        2
                                                   -----    -----
Total                                                454      380
                                                   -----    -----

Income before taxes                                   86       91
Income tax provision                                  30       32
                                                   -----    -----
Net income                                            56       59


Retained earnings at beginning of period           1,745    1,683
                                                  ------   ------
Retained earnings at end of period                $1,801   $1,742
                                                  ======   ======

   See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (millions)

                                      (Unaudited)
                                        March 31,    December 31,
                                          1998           1997
                                          ----           ----
Assets
Cash and cash equivalents               $ 1,486        $   374
Investments                                 218            218

Accounts receivable                      18,053         19,609
 Less:  reserve for doubtful accounts       626            633
                                        -------        -------
                                         17,427         18,976


Loans and deposits with affiliates        3,150          3,150
Deferred charges and other assets           351            335
                                        -------        -------
Total assets                            $22,632        $23,053
                                        =======        =======

Liabilities and shareholder's equity
Short-term debt with affiliates         $ 1,909        $ 1,770
Short-term debt - other                  14,476         14,812
Current portion of long-term
   debt - other                               4              4
Long-term debt with affiliate               910            910
Long-term debt - other                    2,496          2,354
                                        -------        -------
Total debt                               19,795         19,850

Due to affiliates                           523          1,027
Accrued interest and other liabilities      242            152
                                        -------        -------
Total liabilities                        20,560         21,029
                                        -------        -------

Deferred discount revenue                   109            117
                                        -------        -------
Shareholder's equity:
     Common stock                             1              1
     Capital surplus                        161            161
     Retained earnings                    1,801          1,745
                                        -------        -------
Total shareholder's equity                1,963          1,907
                                        -------        -------
Total liabilities and
    shareholder's equity                $22,632        $23,053
                                        =======        =======

      See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)
                                                Three Months Ended
                                                      March 31,
                                                ------------------
                                                    1998    1997
                                                    ----    ----
Cash Flows from Operating Activities:
Net income                                          $ 56    $ 59
Adjustments to reconcile net income to net cash
 and cash equivalents provided by operating
 activities:
 Provision for doubtful accounts, net of recoveries  154     124
 Amortization of deferred underwriting fees and
   bond discount/premium                               1       1
 Changes in operating assets and liabilities:
  Decrease (increase) in deferred tax assets           4     (13)
  (Increase) decrease in interest receivable
      and other operating assets                     (14)     34
  Increase in accrued interest and other liabilities  66      12
  Increase in due to affiliates                       22      30
  Decrease in deferred discount revenue               (8)    (13)
                                                    -----   -----
Net cash provided by operating activities            281     234
                                                    -----   -----

Cash Flows from Investing Activities:
Decrease in accounts receivable                    1,340     706
Recoveries of accounts receivable previously
   written off                                        43      44
Decrease in due to affiliates from purchased
   receivables                                      (498)   (328)
                                                   ------  ------
Net cash provided by investing activities            885     422
                                                   ------  ------
Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt with
  affiliates with maturity less than ninety days     139    (124)
Net (decrease) increase in short-term debt -
  other with maturity less than ninety days         (415)  1,089
Proceeds from issuance of debt                     1,018   1,052
Repayment of debt                                   (796) (2,549)
                                                   ------  ------
Net cash used in financing activities                (54)   (532)
                                                   ------  ------

Net increase in cash and cash equivalents          1,112     124
Cash and cash equivalents at beginning of period     374     267
                                                  -------  ------
Cash and cash equivalents at end of period        $1,486    $391
                                                  ======   ======

       See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate, ("Credco") for the year ended December 31, 1997. Significant accounting policies disclosed therein have not changed.

   The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 1998 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 1998 and 1997 and cash flows for the three-month periods ended March 31, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the three-month periods ended March 31, 1998 and 1997, Credco paid $275 million and $243 million of interest, respectively. Income taxes paid for each of the three-month periods ended March 31, 1998 and 1997 were $2 million and $1 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At March 31, 1998, Credco held $218 million of American Express Master Trust Class B Certificates. These securities are classified as held to maturity and are stated at amortized cost. The fair value of these securities at March 31, 1998 was $223 million.

4. In early 1998, Credco purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all charge Cardmember receivables funding costs.
   The majority of the caps will mature by the end of 1998.

5. In February 1998, Credco issued $150 million 1 1/8% Cash Exchangeable Notes due February 19, 2003. Holders of these notes may exchange them for an amount in cash which is linked to the price of the common shares of American Express Company. Credco has entered into hedging agreements designed to fully hedge its obligations under these notes.

                      AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, American Express Credit Corporation, including its subsidiaries where appropriate, ("Credco") had the ability to issue
$1.9 billion of debt under the Euro Medium Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American
Express Company ("American Express"), American Express Overseas
Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. (a wholly-owned subsidiary of
American Express). In 1997, American Express Centurion Bank ("Centurion Bank") a wholly-owned subsidiary of TRS, was added to this program.
The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion.

In early 1998, Credco purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all charge Cardmember receivables funding costs.
The majority of the caps will mature by the end of 1998.

In February 1998, Credco issued $150 million 1 1/8% Cash Exchangeable Notes due February 19, 2003. Holders of these notes may exchange them for an amount in cash which is linked to the price of the common shares of American Express. Credco has entered into hedging agreements designed to fully hedge its obligations under these notes.

At March 31, 1998, Credco had the ability to issue $2.4 billion of medium- and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at March 31, 1998 and 1997 totaled $6.8 billion and $6.6 billion, respectively.


Results of Operations

Credco purchases Cardmember receivables without recourse from TRS or its subsidiaries. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for

                      AMERICAN EXPRESS CREDIT CORPORATION
               (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


the three month periods ended March 31, 1998 and 1997 was 1.29 and 1.36, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the three-month periods ended March 31, 1998 and 1997 was 2.09 and 2.26, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables.
Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

Credco purchased $37 billion and $32 billion of Cardmember receivables during the three-month periods ended March 31, 1998 and 1997, respectively. At March 31, 1998 and December 31, 1997, Credco owned $16.2 billion and $17.8 billion, respectively, of charge card receivables of which $2.5 billion and $3.8 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). This Trust was formed in 1992 by TRS to securitize U.S. consumer charge Cardmember receivables.

In addition, at March 31, 1998 and December 31, 1997, Credco owned extended payment plan receivables totaling $ 1.9 billion and $1.8 billion respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at March 31, 1998 and December 31, 1997, include $212 million and $229 million, respectively, of participation interest owned by CRC. This represents a participation in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). This Master Trust was formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the three-month periods ended March 31, 1998 and 1997, the average life of Cardmember receivables owned by Credco was 43 and 44 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 1998 and 1997 was .44 percent and .41 percent, respectively.

Credco's increase in revenue for the three-month period ended
March 31, 1998, is due to an increase in the volume of receivables purchased and an increase in discount and interest rates earned on purchased accounts receivable. Increased interest income for the three-month period ended March 31, 1998 is attributable to both increased interest rates and volume of average investments outstanding. Interest expense increased for the three-month period ended March 31, 1998 due to an increase in volume and interest rates. Provision for doubtful accounts for the three-month period also increased reflecting volume growth as well as, to a lesser extent, higher provision rates.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 1998, compared with the three-month period ended March 31, 1997 ($ in millions):

                                                         Three
                                                         Month
                                                        Period
                                                        ------
Revenue earned from purchased accounts receivable-
 changes attributable to:
   Volume of receivables purchased                         57
   Discount and interest rates                              7
                                                           --
      Total                                                64
                                                           ==
Interest income from affiliates - changes
 attributable to:
   Volume of average investments outstanding                4
   Interest rates                                           1
                                                           --
      Total                                                 5
                                                           ==
Interest income from investments - changes
 attributable to:
   Volume of average investments outstanding               (1)
   Interest rates                                           2
                                                           --
      Total                                                 1
                                                           ==
Interest expense (affiliates) - changes
 attributable to:
   Volume of average debt outstanding                      10
   Interest rates                                           2
                                                           --
      Total                                                12
                                                           ==
Interest expense (other) - changes attributable to:
   Volume of average debt outstanding                      16
   Interest rates                                          11
                                                           --
      Total                                                27
                                                           ==
Provision for doubtful accounts - changes
 attributable to:
   Volume of receivables purchased                         24
   Provision rates and volume of recoveries                 6
                                                           --
      Total                                                30
                                                           ==

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts:

                                                  1998      1997
                                                  ----      ----
          Balance, January 1                     $ 633     $ 638
          Provision for losses                     197       168
          Accounts written off                    (206)     (178)
          Other                                      2        (6)
                                                 -----     -----
          Balance, March 31                      $ 626     $ 622
                                                 =====     =====


The following table shows the aging of charge card receivables:

                                                      March 31,
                                                  ---------------
                                                  1998       1997
                                                  ----       ----
          Current                                81.3%      79.3%
          30 to 59 days                          13.0       14.6
          60 to 89 days                           2.1        2.4
          90 days and over                        3.6        3.7


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

                           AMERICAN EXPRESS CREDIT CORPORATION
                           (REGISTRANT)

DATE     May 15, 1998      /s/Vincent P. Lisanke
                           -------------------------------------
                           Vincent P.  Lisanke
                           (President, Chief Executive Officer
                            and Chief Accounting Officer)



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

Exhibit 27    Financial data schedule.            Electronically
                                                  filed herewith.