Form 10-Q
period 1998-06-30
AMERICAN EXPRESS CREDIT CORP
filed 1998-08-14
CIK 4969

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                        --------------------

                              FORM 10-Q
                        --------------------

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X   NO
                                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at August 13, 1998
----------------------------      ---------------------------------------
Common Stock, $.10 par value      1,504,938 shares

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


                                 FORM 10-Q

                                    INDEX

                                                            Page No.
                                                            --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated statements
                  of income and retained earnings -
                  three and six months ended June 30,
                  1998 and 1997                                  3

                  Condensed consolidated balance
                  sheets - June 30, 1998 and
                  December 31, 1997                              4

                  Condensed consolidated statements
                  of cash flows - six months ended
                  June 30, 1998 and 1997                         5

                  Notes to condensed consolidated
                  financial statements                           6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  7


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K               10


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

                                 PART I

Item 1.          Financial Statements


                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND RETAINED EARNINGS
                                 (millions)
                                (Unaudited)

                                            Three Months    Six Months
                                                Ended          Ended
                                               June 30,       June 30,
                                          ------------------------------
                                            1998    1997    1998   1997
                                            ----    ----    ----   ----
Revenues
Revenue earned from purchased
    accounts receivable                    $ 497   $ 441   $ 964  $ 844
Interest income from affiliates               45      41      90     81
Interest income from investments              37      33      64     59
Other income                                   2       1       3      3
                                           -----   -----   -----  -----
Total                                        581     516   1,121    987
                                           -----   -----   -----  -----

Expenses
Interest expense - affiliates                 40      39      94     81
Interest expense - other                     262     233     501    445
Provision for doubtful accounts,
    net of recoveries                        178     150     332    274
Other expenses                                 7      13      14     15
                                           -----   -----   -----  -----
Total                                        487     435     941    815
                                           -----   -----   -----  -----

Income before taxes                           94      81     180    172
Income tax provision                          33      28      63     60
                                           -----   -----   -----  -----
Net income                                    61      53     117    112

Retained earnings at beginning of period   1,801   1,742   1,745  1,683
                                          ------  ------  ------ ------
Retained earnings at end of period        $1,862  $1,795  $1,862 $1,795
                                          ======  ======  ====== ======

        See notes to condensed consolidated financial statements.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (millions)


                                            (Unaudited)
                                              June 30,    December 31,
                                                1998          1997
                                                ----          ----

Assets
Cash and cash equivalents                    $   510       $   374
Investments                                      371           218

Accounts receivable                           17,730        19,609
 Less:  reserve for doubtful accounts            605           633
                                             -------       -------
                                              17,125        18,976

Loans and deposits with affiliates             3,245         3,150
Deferred charges and other assets                386           335
                                             -------       -------
Total assets                                 $21,637       $23,053
                                             =======       =======

Liabilities and shareholder's equity
Short-term debt with affiliates              $ 1,810       $ 1,770
Short-term debt - other                       13,993        14,812
Current portion of long-term debt - other        353             4
Long-term debt with affiliate                    910           910
Long-term debt - other                         2,142         2,354
                                             -------       -------
Total debt                                    19,208        19,850

Due to affiliates                                119         1,027
Accrued interest and other liabilities           183           152
                                             -------       -------
Total liabilities                             19,510        21,029
                                             -------       -------

Deferred discount revenue                        103           117
                                             -------       -------

Shareholder's equity:
     Common stock                                  1             1
     Capital surplus                             161           161
     Retained earnings                         1,862         1,745
                                             -------       -------
Total shareholder's equity                     2,024         1,907
                                             -------       -------
Total liabilities and shareholder's equity   $21,637       $23,053
                                             =======       =======

       See notes to condensed consolidated financial statements.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                      -------------------
                                                         1998      1997
                                                         ----      ----
Cash Flows from Operating Activities:
Net income                                             $  117    $  112
Adjustments to reconcile net income to net cash
  and cash equivalents provided by operating
  activities:
  Provision for doubtful accounts, net of recoveries      332       274
  Amortization of deferred underwriting fees and
    bond discount/premium                                   2         _
  Changes in operating assets and liabilities:
    Decrease (increase) in deferred tax assets              7       (26)
    (Increase) decrease in interest receivable
      and other operating assets                          (53)      119
    Increase (decrease) in accrued interest and
      other liabilities                                    37        (1)
    Decrease in deferred discount revenue                 (14)       (2)
                                                        ------    ------
Net cash provided by operating activities                 428       476
                                                        ------    ------


Cash Flows from Investing Activities:
Decrease (increase) in accounts receivable                294      (334)
Recoveries of accounts receivable previously
  written off                                              84        92
Purchase of investments                                  (153)     (247)
Net increase in loans and deposits due from affiliates    (95)        -
Sale of participation interest in seller's interest
  in accounts receivable from an affiliate              1,120         -
Decrease in due to affiliates                            (911)     (580)
                                                        ------   -------
Net cash provided by (used in) investing activities       339    (1,069)
                                                        ------   -------

Cash Flows from Financing Activities:
Net increase in short-term debt with affiliates with
  maturity less than ninety days                           40     1,175
Net (decrease) increase in short-term debt -
  other with maturity less than ninety days            (1,120)    2,340
Proceeds from issuance of debt                          2,522     2,020
Repayment of debt                                      (2,073)   (4,481)
                                                       -------   -------
Net cash (used in) provided by financing activities      (631)    1,054
                                                       -------   -------

Net increase in cash and cash equivalents                 136       461
Cash and cash equivalents at beginning of period          374       267
                                                       -------   -------
Cash and cash equivalents at end of period             $  510    $  728
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

   The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 1998 and the consolidated results of its operations and changes in its retained earnings for the six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the six-month periods ended June 30, 1998 and 1997, Credco paid $589 million and $533 million of interest, respectively. Income taxes paid for each of the six-month periods ended June 30, 1998 and 1997 were $47 million and $2 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At June 30, 1998, Credco held $276 million of American Express Master Trust Class B Certificates which were classified as held to maturity. The fair value of the held to maturity securities at June 30, 1998 were $283 million.

   Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At June 30, 1998, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost and fair value of these available for sale securities at June 30, 1998 were 95 million. The available for sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding source and terms.

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

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1998, American Express Credit Corporation, including its subsidiaries where appropriate, ("Credco") had the ability to issue $1.9 billion of debt under the Euro Medium Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. (a wholly-owned subsidiary of American Express). In 1997, American Express Centurion Bank ("Centurion Bank") a wholly-owned subsidiary of TRS, was added to this program. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion.

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

At June 30, 1998, Credco had the ability to issue $2.4 billion of medium- and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

In May 1998, Credco renegotiated its credit facilities, increasing available credit lines by $350 million to $7.2 billion.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS or its subsidiaries. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the six-month periods ended June 30, 1998 and 1997 was 1.30 and 1.33, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the six-month periods ended June 30, 1998 and 1997 was 2.23 and 2.24, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

Credco purchased $75 billion and $68 billion of Cardmember receivables during the six-month periods ended June 30, 1998 and 1997, respectively. At June 30, 1998 and December 31, 1997, Credco owned $15.7 billion and $17.8 billion, respectively, of charge card receivables of which $1.5 billion and $3.8 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). This Trust was formed in 1992 by TRS to securitize U.S. consumer charge Cardmember receivables.

In addition, at June 30, 1998 and December 31, 1997, Credco owned extended payment plan receivables totaling $2.0 billion and $1.8 billion respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at June 30, 1998 and December 31, 1997 include $137 million and $229 million, respectively, of participation interest owned by CRC. This represents a participation in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). This Master Trust was formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the six-month periods ended June 30, 1998 and 1997, the average life of Cardmember receivables owned by Credco was 43 and 44 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 1998 and 1997 was .43 percent and .40 percent, respectively.

Credco's increase in revenue for the six-month period ended June 30, 1998, is due to an increase in the volume of receivables purchased and an increase in discount and interest rates earned on purchased accounts receivable. Increased interest income for the six-month period ended June 30, 1998 is attributable to higher volume of average investments outstanding. Interest expense increased for the six-month period ended June 30, 1998 due to an increase in volume and interest rates. Provision for doubtful accounts for the six-month period also increased reflecting volume growth, as well as higher provision rates and a lower volume of recoveries.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


The following is an analysis of the increase in key revenue and expense accounts for the six-month period ended June 30, 1998, compared with the six-month period ended June 30, 1997 ($ in millions):

                                                                 Six
                                                                Month
                                                                Period
                                                                ------
Revenue earned from purchased accounts receivable-
changes attributable to:
    Volume of receivables purchased                               80
    Discount and interest rates                                   40
                                                                ----
      Total                                                      120
                                                                ====

Interest income from affiliates - changes attributable to:
    Volume of average investments outstanding                      9
    Interest rates                                                 -
                                                                ----
      Total                                                        9
                                                                ====

Interest income from investments - changes attributable to:
    Volume of average investments outstanding                      4
    Interest rates                                                 1
                                                                ----
      Total                                                        5
                                                                ====

Interest expense (affiliates) - changes attributable to:
    Volume of average debt outstanding                            11
    Interest rates                                                 2
                                                                ----
      Total                                                       13
                                                                ====

Interest expense (other) - changes attributable to:
    Volume of average debt outstanding                            40
    Interest rates                                                16
                                                                ----
      Total                                                       56
                                                                ====

Provision for doubtful accounts - changes attributable to:
    Volume of receivables purchased                               40
    Provision rates and volume of recoveries                      18
                                                                ----
      Total                                                       58
                                                                ====

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts:

                                                 1998      1997
                                                 ----      ----
          Balance, January 1                    $ 633     $ 638
          Provision for losses                    416       366
          Accounts written off                   (409)     (366)
          Other                                   (35)       (5)
                                                ------    ------
          Balance, June 30                      $ 605     $ 633
                                                ======    ======


The following table shows the aging of charge card receivables:

                                                     June 30,
                                                ----------------
                                                  1998     1997
                                                  ----     ----
                 Current                          79.0%    78.5%
                 30 to 59 days                    15.6     15.7
                 60 to 89 days                     2.2      2.3
                 90 days and over                  3.2      3.5


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

                            AMERICAN EXPRESS CREDIT CORPORATION
                            (REGISTRANT)

DATE      August 14, 1998   /s/Vincent P. Lisanke
                            --------------------------------------------
                            Vincent P.  Lisanke
                            (President, Chief Executive Officer
                             and Chief Accounting Officer)



                               EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K

                     Description                        How Filed
                     -----------                        ---------

Exhibit 12.1    Computation in support of             Electronically
                ratio of earnings to fixed charges    filed herewith.
                of American Express Credit
                Corporation.

Exhibit 12.2    Computation in support of             Electronically
                ratio of earnings to fixed charges    filed herewith.
                of American Express Company.

Exhibit 27      Financial data schedule.              Electronically
                                                      filed herewith.