Form 10-Q
period 1998-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1998-11-17
CIK 4969

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                         ____________________

                               FORM 10-Q
                         ____________________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

Registrant's telephone number, including area code: (302) 594-3350
---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Class                               Outstanding at November 16, 1998
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

                AMERICAN EXPRESS CREDIT CORPORATION
          (a wholly-owned subsidiary of American Express
               Travel Related Services Company, Inc.)

                             FORM 10-Q

                               INDEX

                                                        Page No.
                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated statements
                  of income and retained earnings -
                  three and nine months ended
                  September 30, 1998 and 1997                3

                  Condensed consolidated balance
                  sheets - September 30, 1998 and
                  December 31, 1997                          4

                  Condensed consolidated statements
                  of cash flows - nine months ended
                  September 30, 1998 and 1997                5

                  Notes to condensed consolidated
                  financial statements                       6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                              7


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K           11

                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


                                   PART I

Item 1.        Financial Statements


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          AND RETAINED EARNINGS
                               (millions)
                               (Unaudited)


                                          Three Months     Nine Months
                                             Ended            Ended
                                          September 30,    September 30,
                                          -------------    -------------
                                          1998     1997    1998     1997
                                          ----     ----    ----     ----
Revenues
Revenue earned from purchased
    accounts receivable                  $  457   $  456  $1,421  $1,300
Interest income from affiliates              46       46     136     127
Interest income from investments             41       39     105      98
Other income                                  1        1       4       4
                                         ------   ------  ------  ------
Total                                       545      542   1,666   1,529
                                         ------   ------  ------  ------
Expenses
Interest expense - affiliates                38       49     132     130
Interest expense - other                    266      245     767     690
Provision for doubtful accounts,
    net of recoveries                       148      155     480     429
Other expenses                                6        7      20      22
Total                                    ------   ------  ------  ------
                                            458      456   1,399   1,271
                                         ------   ------  ------  ------
Income before taxes                          87       86     267     258
Income tax provision                         30       30      93      90
                                         ------   ------  ------  ------
Net income                                   57       56     174     168

Retained earnings at beginning of period  1,862    1,795   1,745   1,683
                                         ------   ------  ------  ------
Retained earnings at end of period       $1,919   $1,851  $1,919  $1,851
                                         ======   ======  ======  ======

          See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (millions)


                                              (Unaudited)
                                             September 30,  December 31,
                                                 1998           1997
                                                 ----           ----
Assets
Cash and cash equivalents                     $ 2,378         $  374
Investments                                       353            218

Accounts receivable                            17,984         19,609
 Less:  reserve for doubtful accounts             603            633
                                              -------        -------
                                               17,381         18,976

Loans and deposits with affiliates              3,152          3,150
Deferred charges and other assets                 487            335
                                              -------        -------
Total assets                                  $23,751        $23,053
                                              =======        =======

Liabilities and shareholder's equity
Short-term debt with affiliates               $ 1,626        $ 1,770
Short-term debt - other                        16,265         14,812
Current portion of long-term debt - other         353              4
Long-term debt with affiliate                     910            910
Long-term debt - other                          2,144          2,354
                                              -------        -------
Total debt                                     21,298         19,850

Due to affiliates                                  46          1,027
Accrued interest and other liabilities            215            152
                                              -------        -------
Total liabilities                              21,559         21,029
                                              -------        -------

Deferred discount revenue                         111            117
                                              -------        -------

Shareholder's equity:
     Common stock                                   1              1
     Capital surplus                              161            161
     Retained earnings                          1,919          1,745
                                              -------        -------
Total shareholder's equity                      2,081          1,907
                                              -------        -------
Total liabilities and shareholder's equity    $23,751        $23,053
                                              =======        =======

          See notes to condensed consolidated financial statements.


                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)
                                 (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                        1998      1997
                                                        ----      ----
Cash Flows from Operating Activities:
Net income                                            $  174    $  168
Adjustments to reconcile net income to net
 cash and cash equivalents provided by
 operating activities:
 Provision for doubtful accounts, net of recoveries      480       429
 Amortization of deferred underwriting fees and
    bond discount/premium                                  4         6
 Changes in operating assets and liabilities:
  Decrease (increase) in deferred tax assets              11       (50)
  (Increase) decrease in interest receivable
     and other operating assets                          (75)        5
  Increase in due to affiliates                            4        89
  Increase in accrued interest and other liabilities      39        40
  Decrease in deferred discount revenue                   (6)      (11)
                                                      -------   -------
Net cash provided by operating activities                631       676
                                                      -------   -------

Cash Flows from Investing Activities:
Decrease (increase) in accounts receivable               216      (785)
Recoveries of accounts receivable previously
    written off                                          127       136
Purchase of participation interest in seller's
    interest in accounts receivable from an affiliate   (312)     (728)
Sale of participation interest in seller's interest
    in accounts receivable to an affiliate             1,120        95
Sale of net accounts receivable to an affiliate            -       219
Purchase of investments                                 (153)     (247)
Maturity of investments                                   17        29
Net increase in loans and deposits due from
    affiliates                                            (2)     (300)
Net increase in loans and deposits to third parties      (94)        -
Decrease in due to affiliates                           (998)     (450)
                                                      -------   -------
Net cash used in investing activities                    (79)   (2,031)
                                                      -------   -------
Cash Flows from Financing Activities:
Net (decrease) increase in short-term debt with
 affiliates with maturity less than ninety days         (144)      944
Net increase (decrease) in short-term debt -
 other with maturity less than ninety days               705        (4)
Proceeds from issuance of debt                         4,492     6,561
Repayment of debt                                     (3,601)   (5,031)
                                                      -------   -------
Net cash provided by financing activities              1,452     2,470
                                                      -------   -------
Net increase in cash and cash equivalents              2,004     1,115
Cash and cash equivalents at beginning of period         374       267
                                                      -------   -------
Cash and cash equivalents at end of period            $2,378    $1,382
                                                      =======   =======

     See notes to condensed consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), for the year ended December 31, 1997. Significant accounting policies disclosed therein have not changed.

   The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 1998 and the consolidated results of its operations and changes in its retained earnings for the nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the nine-month periods ended September 30, 1998 and 1997, Credco paid $885 million and $809 million of interest, respectively. Income taxes paid for each of the nine-month periods ended September 30, 1998 and 1997 were $70 million and $44 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At September 30, 1998, Credco held $258 million of American Express Master Trust Class B Certificates which were classified as held to maturity. The fair value of the held to maturity securities at September 30, 1998 were $271 million.

   Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At September 30, 1998, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost and fair value of these available for sale securities at September 30, 1998 were $95 million. The available for sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding source and terms.

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

6. In May 1998, the American Express Master Trust (the "Trust") issued an additional $1 billion of Class A Fixed Rate Accounts Receivable Trust Certificates. At the time of such issuance, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold to American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), at face amount less applicable reserve, $1.1 billion of its gross participation in RFC's seller's interest in the receivables owned by the Trust back to RFC.

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded either to the Statement of Income or Shareholder's Equity, depending on the intended use of the derivative. Based on the derivatives Credco currently has in place, the adoption of this Statement is not expected to have a material impact on net income.*
   However, the actual impact will dpeend on the derivatives Credco has in place at the time of adoption.

8. In September 1998, $300 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio which increases the participation interests owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust.


* This is a forward looking statement which is subject to risks and uncertainties. Important factors that could cause results to differ materially from the forward looking statement include, among other things, unanticipated changes in volume, type, use and price of derivatives held by Credco.

                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1998, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $1.9 billion of debt under the Euro Medium Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established during 1996 by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd. (a wholly-owned subsidiary of American Express). In 1997, American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, was added to this program. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion.

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

At September 30, 1998, Credco had the ability to issue $2.4 billion of medium- and long-term debt securities under shelf registrations filed with the Securities and Exchange Commission.

In May 1998, Credco renegotiated its credit facilities, increasing available credit lines by $350 million to $7.2 billion.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS or its subsidiaries. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least
1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 1998 and 1997 was
1.30 and 1.32, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the nine-month periods ended
September 30, 1998 and 1997 was 2.27 and 2.24, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased.

                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)

Credco purchased $113 billion and $105 billion of Cardmember receivables during the nine-month periods ended September 30, 1998 and 1997, respectively. At September 30, 1998 and December 31, 1997, Credco owned $15.9 billion and $17.8 billion, respectively, of charge card receivables of which $1.7 billion and $3.8 billion, respectively, were participation interests owned by Credco Receivables Corp.("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). This Trust was formed in 1992 by TRS to securitize U.S. consumer charge Cardmember receivables.

In addition, at September 30, 1998 and December 31, 1997, Credco owned extended payment plan receivables totaling $2.1 billion and $1.8 billion respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at September 30, 1998 and December 31, 1997 include $140 million and $229 million, respectively, of participation interest owned by CRC. This represents a participation in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). This
Master Trust was formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the nine-month periods ended September 30, 1998 and 1997, the average life of Cardmember receivables owned by Credco was 43 and 44 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for both nine-month periods ended September 30, 1998 and 1997 was .43 percent.

Credco's increase in revenue for the nine-month period ended September 30, 1998, is primarily due to an increase in the volume of receivables purchased. Increased interest income for the nine-month period ended September 30, 1998 is attributable to higher volume of average investments outstanding. Interest expense increased for the nine-month period ended September 30, 1998, due predominantly to an increase in average debt outstanding. Provision for doubtful accounts for the nine-month period also increased reflecting volume growth.

                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 1998, compared with the nine-month period ended September 30, 1997 ($ in millions):

                                                           Nine
                                                           Month
                                                           Period
                                                           ------
Revenue earned from purchased accounts receivable-
changes attributable to:
   Volume of receivables purchased                            91
   Discount and interest rates                                30
                                                            ----
      Total                                                  121
                                                            ====

Interest income from affiliates-changes attributable to:
   Volume of average investments outstanding                   9
   Interest rates                                              -
                                                            ----
      Total                                                    9
                                                            ====

Interest income from investments-changes attributable to:
   Volume of average investments outstanding                   5
   Interest rates                                              2
                                                            ----
      Total                                                    7
                                                            ====

Interest expense (affiliates)-changes attributable to:
   Volume of average debt outstanding                         (1)
   Interest rates                                              3
                                                            ----
      Total                                                    2
                                                            ====

Interest expense (other)-changes attributable to:
   Volume of average debt outstanding                         57
   Interest rates                                             20
                                                            ----
      Total                                                   77
                                                            ====

Provision for doubtful accounts-changes attributable to:
   Volume of receivables purchased                            47
   Provision rates and volume of recoveries                    4
                                                            ----
      Total                                                   51
                                                            ====

                    AMERICAN EXPRESS CREDIT CORPORATION
             (a wholly-owned subsidiary of American Express
                  Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts:

                                              1998     1997
                                              ----     ----
          Balance, January 1                 $ 633    $ 638
          Provision for losses                 607      565
          Accounts written off                (614)    (583)
          Other                                (23)      14
                                             -----    -----
          Balance, September 30              $ 603    $ 634
                                             =====    =====



The following table shows the aging of charge card receivables:

                                                September
                                          --------------------
                                              1998     1997
                                              ----     ----
               Current                       80.7%     78.7%
               30 to 59 days                 14.2      15.5
               60 to 89 days                  2.1       2.3
               90 days and over               3.0       3.5


The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Credco's internal debt management systems have been reviewed and remediated in light of the Year 2000 issue. The Card issuers, which are subsidiaries or affiliates of American Express, at their expense and as agents for Credco, perform all services necessary to bill and collect all Cardmember receivables owned by Credco. American Express has conducted a comprehensive review of its computer systems and business processes
(including systems and processes of the Card issuers) to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken by American Express to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. American Express' goals are to substantially complete remediation of critical systems by the end of 1998, complete testing of those systems by early 1999, and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.**
The costs related to the Year 2000 issue, which are expensed by American Express as incurred have not had, nor are they expected to have, a material impact on Credco's results of operations or financial condition.** For further discussion of American Express' addressing of the Year 2000 issue please see pages 9 through 11 under the heading "Year 2000" of American Express Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, (dated November 16, 1998) and which is incorporated herein by reference and attached as Exhibit 99.

Various statements in this Year 2000 discussion marked with two asterisks are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of Credco and American Express to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with Credco and American Express to successfully address their Year 2000 issues.

                       PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               12.1 Computation in support of ratio of earnings to fixed charges of American Express Credit Corporation.

               12.2 Computation in support of ratio of earnings to fixed charges of American Express Company.

               27.   Financial data schedule.

               99. Pages 9 through 11 of American Express Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, discussing Year 2000.

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


                                  AMERICAN EXPRESS CREDIT CORPORATION
                                  (REGISTRANT)


DATE      November 16, 1998       /s/Vincent P. Lisanke
                                  --------------------------------------
                                  Vincent P.  Lisanke
                                  (President, Chief Executive Officer
                                   and Chief Accounting Officer)



                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K

                   Description                         How Filed
                   -----------                         ---------

Exhibit 12.1  Computation in support of ratio of       Electronically
              earnings to fixed charges of             filed herewith.
              American Express Credit Corporation

Exhibit 12.2  Computation in support of ratio of       Electronically
              earnings to fixed charges of             filed herewith.
              American Express Company.

Exhibit 27.   Financial data schedule.                 Electronically
                                                       filed herewith.

Exhibit 99.   Pages 9 through 11 of American           Electronically
              Express Company's Quarterly Report       filed herewith.
              on Form 10-Q for the quarter ended
              September 30, 1998, discussing Year
              2000.