Form 10-K405
period 1998-12-31
AMERICAN EXPRESS CREDIT CORP
filed 1999-03-31
CIK 4969

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         ____________________
                               FORM 10-K
                         _____________________

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12 (b) of the Act:

                                               Name of each exchange
            Title of each class                 on which registered
  -----------------------------------------     -------------------
  6 1/8% Senior Debentures due June 15, 2000   New York Stock Exchange

  1 1/8% Cash Exchangeable Notes due           Chicago Board Options Exchange
  February 19, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         ---

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 31, 1999, 1,504,938 shares were outstanding.

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

Credco is primarily engaged in the business of purchasing most charge Cardmember receivables arising from the use of the American Express(R) Card, including the American Express(R) Gold Card, Platinum Card(R) and Corporate Card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain revolving credit receivables arising from the use of the Optima(R) Card and interest-bearing extended payment plan Sign & Travel receivables, Special Purchase Accounts(SM) receivables which provide for extended payment for certain charges, interest-bearing equipment financing installment loans and non-interest-bearing deferred merchandise receivables arising from direct mail merchandise sales by TRS. The American Express Card and the Optima Card are referred to herein as the "Card."

American Express Card Business

TRS currently issues the Card in 45 currencies (including cards issued by banks and other qualified institutions). The Card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept the Card. TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges, and in certain instances, the average charge amount and the amount of information provided.

The Charge Card is primarily designed as a method of payment and not as a means of financing purchases of goods or services and carries no pre-set spending limit. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of certain extended payment plans, Charge Cards require payment of the full amount billed each month from the Cardmember upon receipt of the bill, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation. The Optima Card comprises a family of revolving credit cards marketed in the United States and other countries. TRS and its licensees also issue revolving credit cards which do not carry the Optima brand, primarily outside the United States.

The American Express Charge Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair
Credit Reporting Act, which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. The application of federal and state bankruptcy and debtor relief laws affect Credco to the extent such laws result in any amounts owed being classified as delinquent and/or charged off as uncollectible. These laws and regulations have not had, and are not expected to have, a material adverse effect on the Charge Card and consumer lending businesses, either in the United States or on a worldwide basis.

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

Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco; however, Credco purchases certain extended payment plan receivables. At December 31, 1998 and 1997, extended payment plan receivables owned by Credco totaled
$2.1 billion and $1.8 billion representing 11.1 percent and 9.4 percent, respectively, of all interests in receivables owned by Credco. These extended payment plan receivables consist of certain interest-bearing extended payment plan receivables comprised principally of Optima and Sign & Travel accounts receivables, Special Purchase Accounts receivables, interest-bearing equipment financing installment loans and non-interest-bearing deferred merchandise receivables arising from direct mail merchandise sales by TRS.

Credco, through a wholly-owned subsidiary, Credco Receivables Corp. ("CRC"), purchases gross participation interests in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables owned by two master trusts formed by TRS as part of its asset securitization programs. The gross participation interests represent undivided interests in the receivables originated by TRS and by American Express Centurion Bank, a wholly-owned subsidiary of TRS. See note 4 in "Notes to Consolidated Financial Statements" appearing herein.

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

Volume of Business

The following table shows the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (millions):

         Volume of Cardmember       Cardmember Receivables Owned
         Receivables Purchased              at December 31,

Year     Domestic  Foreign  Total      Domestic  Foreign   Total
----     --------  -------  -----      --------  -------   -----
1998     $116,957  $38,105 $155,062    $15,198    $4,043  $19,241
1997      108,573   37,030  145,603     15,581     4,028   19,609
1996      100,512   35,299  135,811     13,530     3,829   17,359
1995       91,299   30,638  121,937     13,179     3,260   16,439
1994       83,851   25,639  109,490     11,273     2,747   14,020

The Card business does not experience significant seasonal fluctuation, although Card billed business tends to be moderately higher in the fourth quarter than in other calendar quarters.

TRS' asset securitization programs disclosed above have reduced the volume of domestic Cardmember receivables purchased and the amount owned by Credco.

The average life of charge Cardmember receivables owned by Credco for each of the five years ending December 31, 1998 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco) was 43 days.

The following table shows the aging of billed, non-interest-bearing charge Cardmember receivables:


                                         December 31,
                                   1998               1997
 ----------------------------------------------------------
   Current                         79.4%              79.6%
   30 to 59 days                   15.2               14.7
   60 to 89 days                    2.4                2.3
   90 days and over                 3.0                3.4


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

The following table sets forth Credco's write-offs, net of recoveries, expressed in millions and as a percentage of the volume of Cardmember receivables purchased by Credco in each of the years indicated:

                                  1998    1997   1996    1995   1994
                                  ----    ----   ----    ----   ----

 Write-offs, net of recoveries    $647    $615   $630    $508   $444

 % of net Cardmember receivables
       purchased                  .42%    .42%   .46%    .42%   .41%


Sources of Funds

Credco's business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank lines of credit and issuances of medium- and long-term debt, as well as through operations. The weighted average interest costs on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were:


                                Weighted Average
                    Year          Interest Cost
                    ----          -------------
                    1998              5.66%
                    1997              5.66
                    1996              5.67
                    1995              6.30
                    1994              5.06

From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 1998 was $5.8 billion. At

December 31, 1998, the amount borrowed was $2.2 billion. See notes 5 and 6 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

Foreign Operations

See notes 2, 8 and 11 in "Notes to Consolidated Financial
Statements" appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.


Employees

At December 31, 1998 Credco had 28 employees.

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

Credco paid dividends of $150 million to TRS in both December, 1998 and 1997.

For information about limitations on Credco's ability to pay dividends, see note 7 in "Notes to Consolidated Financial
Statements" appearing herein.

Item 6.   SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31, 1998.

(dollars in millions)        1998      1997     1996     1995     1994
                             ----      ----     ----     ----     ----
  Income Statement Data

   Revenues                 2,214     2,064    2,166    1,988    1,401

   Interest expense         1,190     1,125    1,117    1,054      736

   Provision for doubtful
    accounts, net of
    recoveries                632       584      712      625      443

   Income tax provision       128       114      115      105       75

   Net income                 237       212      215      197      139

   Balance Sheet Data

   Accounts receivable     19,241    19,609   17,359   16,439   14,020

   Reserve for doubtful
    accounts                 (597)     (633)    (638)    (624)    (498)

   Total assets            23,650    23,053   20,165   20,192   16,868

   Short-term debt         17,528    16,582   14,537   14,202   11,525

   Current portion of
    long-term debt            353         4      211      409      405

   Long-term debt           3,053     3,264    2,469    2,673    2,282

   Shareholder's equity     1,994     1,907    1,845    1,780    1,733

   Cash dividends             150       150      150      150      100

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Credco's receivables portfolio consists of Charge Card receivables and revolving credit receivables purchased without recourse from TRS throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables. These participation interests are owned by two master trusts formed by TRS as part of its asset securitization programs. At December 31, 1998 and 1997, respectively, Credco owned $17.1 billion and $17.8 billion of Charge Card receivables and participation in Charge Card receivables, representing 88.9 percent and 90.6 percent, respectively, of the total receivables owned. Revolving credit receivables, representing 11.1 percent and
9.4 percent of the total receivables owned, were $2.1 billion and $1.8 billion at December 31, 1998 and 1997, respectively.

As part of Credco's business of funding receivables, Credco makes variable rate loans to American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, which are secured by Optima receivables owned by Centurion Bank. At both December 31, 1998 and 1997, $2.3 billion of such loans were outstanding. The loan agreements require Centurion Bank to maintain, as collateral, Optima receivables equal to the outstanding loan balance plus an amount equal to three times the receivable reserve applicable to such Optima receivables.

Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $15.2 billion for 1998 and $14.1 billion for 1997.

An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. Committed credit line facilities at December 31, 1998 and 1997 totaled $8.2 billion and $7.3 billion, respectively. Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had no outstanding borrowings at December 31, 1998 and $17.4 million at December 31, 1997, under these committed lines of credit. In addition, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $68 million and $241 million at December 31, 1998 and 1997, respectively.

During 1998, Credco's average long-term debt outstanding was $3.4 billion. Credco's average long-term debt outstanding was $2.9 billion during 1997 and 1996. At December 31, 1998, Credco had approximately $2.4 billion of medium- and long-term debt and warrants available for issuance under shelf registrations filed with the Securities and Exchange Commission. In addition, at December 31, 1998, Credco had the ability to issue $1.9 billion of debt under the Euro Medium-Term Note program established by Credco, TRS, AEOCC, Centurion Bank and American Express Bank, Ltd. (a wholly-owned subsidiary of American Express). In January 1999, under the Euro-Medium Term Note program, TRS issued and sold an additional $500 million 5.625% Fixed Rate Notes. These notes will mature in 2004.

Credco paid dividends to TRS of $150 million in both December, 1998 and 1997.

In February 1998, Credco issued $150 million 1 1/8% Cash
Exchangeable Notes due February 19, 2003. Holders of these notes may exchange them for an amount in cash which is linked to the price of the common shares of American Express Company. Credco has entered into hedging agreements designed to fully hedge its obligation under these notes.

In May 1998, the American Express Master Trust (the "Trust") issued an additional $1.0 billion of Class A Fixed Rate Accounts Receivable Trust Certificates. At the time of such issuance, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold back to American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, at face amount less applicable reserve, $1.1 billion of CRC's gross participation in RFC's seller's interest in the receivables owned by the Trust.

In September 1998, $300 million Class A Fixed Rate Accounts
Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interests owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the Trust.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.31 in 1998, 1.29 in 1997, and 1.30 in 1996. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased. The average life of Cardmember receivables was 43 days for each of the years ended December 31, 1998, 1997 and 1996.

Credco's increase in revenues in 1998 is primarily due to an increase in the volume of receivables purchased. The increase in interest income in 1998 is due to an increase in the volume of average investments outstanding. Interest expense increased in 1998 due to an increase in the volume of average debt outstanding. Provision for doubtful accounts increased in 1998 reflecting higher volume of receivables purchased.

The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

    ------------------------------------------------------------
                                            1998    1997    1996
    ------------------------------------------------------------
     Revenue earned from purchased accounts
      receivable-changes attributable to:
       Volume of receivables purchased      $ 97   $ 157   $ 166
       Discount and interest rates            40    (214)    (28)
    ------------------------------------------------------------
          Total                             $137   $ (57)  $ 138
    ------------------------------------------------------------
     Interest income from affiliates-changes
      attributable to:
       Volume of average investments
         outstanding                        $ 11   $   9    $  5
       Interest rates                         (4)      4     (15)
    ------------------------------------------------------------
          Total                             $  7   $  13    $(10)
    ------------------------------------------------------------
     Interest income from investments-changes
      attributable to:
       Volume of average investments
          outstanding                       $  6   $ (65)   $ 71
       Interest rates                          0       6     (19)
    ------------------------------------------------------------
          Total                             $  6   $ (59)   $ 52
    ------------------------------------------------------------
     Interest expense (affiliates)-changes
      attributable to:
       Volume of average debt outstanding   $(14)  $  37    $ 11
       Interest rates                         (1)      8     (13)
    ------------------------------------------------------------
          Total                             $(15)  $  45    $ (2)
    ------------------------------------------------------------
     Interest expense (other)-changes
      attributable to:
       Volume of average debt outstanding   $ 79   $ (31)   $178
       Interest rates                          1      (6)   (113)
    ------------------------------------------------------------
          Total                             $ 80   $ (37)   $ 65
    ------------------------------------------------------------
     Provision for doubtful accounts-changes
      attributable to:
       Volume of receivables purchased      $ 50   $  65    $ 91
       Provision rates and volume of
        recoveries                            (2)   (193)     (4)
    ------------------------------------------------------------
          Total                             $ 48   $(128)   $ 87
    ------------------------------------------------------------

Year 2000

The Year 2000 (Y2K) issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Credco's internal debt management systems have been reviewed and remediated in light of the Y2K issue. The Card issuers, which are subsidiaries or affiliates of TRS, at their expense and as agents for Credco, perform all services necessary to bill and collect all Cardmember receivables owned by Credco. American Express has conducted a comprehensive review of its computer systems and business processes (including systems and processes of the Card issuers) to identify the major systems that could be affected by the Y2K issue. Steps are being taken by American Express to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. American Express' goals are to complete testing of critical systems by early 1999 and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** The costs related to the Y2K issue, which are expensed by American Express as incurred have not had, nor are they expected to have, a material impact on Credco's results of operations or financial condition.** For further discussion of American Express' addressing of the Y2K issue, please see pages 22 and 23 of American Express' 1998 Annual Report to Shareholders, which discussion is incorporated herein by reference and attached hereto as Exhibit 99.

Various statements in this Y2K discussion marked with two asterisks (**), are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of Credco and American Express to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with Credco and American Express to successfully address their Y2K issues.

Accounting Development

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The ultimate effect of the new rule will be measured based on the derivatives in place at adoption and cannot be estimated at this time. Based on Credco's current derivatives position, the effect on Credco's earnings and financial position upon adoption would not be significant.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

American Express management establishes and oversees implementation of Board-approved policies covering its funding, investments and use of derivative financial instruments and monitors aggregate risk exposures on an ongoing basis. The objective is to realize returns commensurate with the level of risk assumed while achieving consistent earnings growth. See note 8 in "Notes to Consolidated Financial Statements" appearing herein for a discussion of Credco's use of derivatives.

The following sections include sensitivity analyses of two different tests of market risk and estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10% strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified below.

Credco's hedging policies are established, maintained and monitored by a centralized treasury function. Credco generally manages its exposures along product lines. A variety of interest rate and foreign exchange hedging strategies are employed to manage interest rate and foreign currency risks.

Credco funds its Charge Card receivables using sources such as long-term debt, medium-term notes, commercial paper and other debt. Interest rate exposure is managed through the issuance of long- and short-term debt and the use of interest rate swaps to achieve a targeted mix of fixed and floating rate funding. During 1998 and 1997, Credco targeted this mix to be approximately 100 percent floating rate. In early 1998, Credco purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all Charge Card funding costs. The majority of these caps matured during 1998. In 1999, Credco began entering into a series of interest rate swaps to convert a portion of its funding from floating rate to fixed rate.

Credco funds its revolving credit receivables using a mix of long- and short-term debt. The interest rates on these revolving credit receivables are generally linked to a floating rate base and typically reprice each month. Credco generally enters into interest rate agreements paying a rate that reprices when the base rate of the underlying receivables changes.

The detrimental effect on Credco's pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $115 million and $119 million, based on 1998 and 1997 year-end positions, respectively. This effect is primarily due to the variable rate funding of the Charge Card products. Had the series of swaps purchased in early 1999 been in effect at December 31, 1998, the 1998 effect would have been substantially lower. Similarly, had the interest rate caps purchased in early 1998 been in effect at December 31, 1997, the 1997 effect would be reduced by nearly half.

Credco's foreign exchange risk arising from cross-currency charges and balance sheet exposures is managed primarily by entering into agreements to buy and sell currencies on a spot or forward basis.

Based on the year-end 1998 and 1997 foreign exchange positions, the effect on Credco's earnings of the hypothetical 10% strengthening of the U.S. dollar would be immaterial.


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

                  AMERICAN EXPRESS CREDIT CORPORATION
                             (Registrant)

   DATE  March 31, 1999   /s/  Vincent P. Lisanke
         ----------------------------------------------------------
                          Vincent P. Lisanke
                          President, Chief Executive Officer
                            and Director

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


   DATE  March 31, 1999   /s/  Vincent P. Lisanke
         ----------------------------------------------------------
                          Vincent P. Lisanke
                          President, Chief Executive
                           Officer and Director (principal
                           executive and principal
                           accounting officer)


   DATE  March 31, 1999   /s/  Richard K. Goeltz
         ----------------------------------------------------------
                          Richard K. Goeltz
                          Chairman of the Board
                           and Director (principal financial officer)


   DATE  March 31, 1999   /s/ Jay B. Stevelman
         -----------------------------------------------------------
                          Jay B. Stevelman
                          Treasurer and Director

                  AMERICAN EXPRESS CREDIT CORPORATION

                     INDEX TO FINANCIAL STATEMENTS
               COVERED BY REPORT OF INDEPENDENT AUDITORS

                             (Item 14 (a))



                                                      Page Number
                                                      -----------
Financial Statements:

  Report of independent auditors                          F - 2

  Consolidated statements of income for each of the
  three years ended December 31, 1998, 1997 and 1996      F - 3

  Consolidated balance sheets at December 31,
  1998 and 1997                                           F - 4

  Consolidated statements of cash flows for each of the
  three years ended December 31, 1998, 1997 and 1996      F - 5

  Consolidated statements of shareholder's equity for
  each of the three years ended December 31,
  1998, 1997 and 1996                                     F - 6

  Notes to consolidated financial statements         F - 7 to F - 16


Schedule:
  II - Valuation and qualifying accounts for
       the three years ended December 31, 1998            F - 17

  All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /s/ Ernst & Young LLP



New York, New York
February 4, 1999



                  AMERICAN EXPRESS CREDIT CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (millions)


   --------------------------------------------------------------
   Year Ended December 31,                1998      1997     1996
   --------------------------------------------------------------
   Revenues

   Revenue earned from purchased
     accounts receivable                $1,893    $1,756   $1,813
   Interest income from affiliates         180       173      160
   Interest income from investments        136       130      189
   Other income                              5         5        4

   --------------------------------------------------------------
       Total                             2,214     2,064    2,166
   --------------------------------------------------------------
   Expenses

   Interest expense - affiliates           164       179      134
   Interest expense - other              1,026       946      983
   Provision for doubtful accounts, net
    of recoveries of $168, $183 and $186   632       584      712
   Other expenses                           27        29        7

   --------------------------------------------------------------
       Total                             1,849     1,738    1,836
   --------------------------------------------------------------
   Income before taxes                     365       326      330
   Income tax provision                    128       114      115

   --------------------------------------------------------------
   Net income                           $  237    $  212   $  215
   --------------------------------------------------------------
   --------------------------------------------------------------

          See notes to consolidated financial statements.



                  AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (millions)

 -------------------------------------------------------------------
  December 31,                                   1998           1997
 -------------------------------------------------------------------
  Assets

  Cash and cash equivalents                   $   648        $   374
  Investments                                     353            218

  Accounts receivable                          19,241         19,609
   Less: reserve for doubtful accounts            597            633
                                               ------         ------
                                               18,644         18,976
  Loans and deposits with affiliates            3,353          3,150
  Deferred charges and other assets               652            335

 --------------------------------------------------------------------
  Total assets                                $23,650        $23,053
 --------------------------------------------------------------------

  Liabilities and shareholder's equity

  Short-term debt with affiliates             $ 1,261        $ 1,770
  Short-term debt - other                      16,267         14,812
  Current portion of long-term debt               353              4
  Long-term debt with affiliates                  910            910
  Long-term debt - other                        2,143          2,354
                                               ------         ------
  Total debt                                   20,934         19,850

  Due to affiliates                               425          1,027
  Accrued interest and other liabilities          182            152

 --------------------------------------------------------------------
  Total liabilities                            21,541         21,029
 --------------------------------------------------------------------

 --------------------------------------------------------------------
  Deferred discount revenue                       115            117
 --------------------------------------------------------------------
  Shareholder's equity

  Common stock-authorized 3,000,000
   shares of $.10 par value; issued
   and outstanding 1,504,938 shares                 1              1
  Capital surplus                                 161            161
  Retained earnings                             1,832          1,745
  Other comprehensive income, net of tax:
   Net unrealized securities gains                  -              -
   Foreign currency translation adjustment          -              -

 --------------------------------------------------------------------
  Total shareholder's equity                    1,994          1,907
 --------------------------------------------------------------------
  Total liabilities and shareholder's equity  $23,650        $23,053
 --------------------------------------------------------------------

            See notes to consolidated financial statements.


                  AMERICAN EXPRESS CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)

----------------------------------------------------------------------------
Year Ended December 31,                            1998      1997      1996
----------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                      $   237   $   212   $   215
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for doubtful accounts, net of recoveries  632       584       712
Amortization of deferred underwriting
 fees and bond discount/premium                       5         -         1
(Decrease) increase in deferred discount revenue     (2)       17       (16)
(Increase) decrease in deferred tax assets          (28)       43       (11)
Increase in interest receivable and
 operating assets                                   (33)      (12)       (6)
Increase (decrease) in accrued interest
 and other liabilities                               42        18       (18)
Increase in due to affiliates                        52         8        79
----------------------------------------------------------------------------
  Net cash and cash equivalents provided
    by operating activities                         905       870       956
----------------------------------------------------------------------------
Cash Flows From Investing Activities:
Increase in accounts receivable                  (1,261)   (2,694)   (3,194)
Sale of net accounts receivable to an affiliate       -       219     2,294
Purchase of participation interest in seller's
 interest in accounts receivable from an affiliate (312)     (728)   (2,178)
Sale of participation interest in seller's
 interest in accounts receivable to an affiliate  1,120        95     1,304
Recoveries of accounts receivable
 previously written off                             168       183       186
Purchase of investments                            (153)     (247)        -
Maturity of investments                              17        29         -
Increase in loans and deposits due from affiliates (201)     (300)        -
(Decrease) increase in due to affiliates           (949)      192       (57)
----------------------------------------------------------------------------
  Net cash and cash equivalents used in
    investing activities                         (1,571)   (3,251)    (1,645)
----------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net (decrease) increase in short-term debt with
 affiliates with maturities less than ninety days  (510)      496        188
Net increase in short-term debt - other
 with maturities less than ninety days              795     3,271      4,469
Proceeds from issuance of debt                    5,492     8,027      9,684
Redemption of debt                               (4,687)   (9,156)   (14,425)
Dividends paid to TRS                              (150)     (150)      (150)
----------------------------------------------------------------------------
  Net cash and cash equivalents provided
    by (used in) financing activities               940     2,488       (234)
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                        274       107       (923)
----------------------------------------------------------------------------
Cash and cash equivalents at beginning of year      374       267      1,190
----------------------------------------------------------------------------
Cash and cash equivalents at end of year        $   648   $   374    $   267
----------------------------------------------------------------------------

            See notes to consolidated financial statements.



                  AMERICAN EXPRESS CREDIT CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
             Years ended December 31, 1998, 1997 and 1996
                              (millions)



                         -----------------------------------------------------
                                                        Accumulated
                              Total                        Other
                          Shareholder's Common Capital Comprehensive Retained
                              Equity    Stock  Surplus     Income    Earnings
                         -----------------------------------------------------

Balances at January 1, 1996   $1,780    $   1  $   161   $    -      $1,618

Comprehensive Income:
 Net income                      215                                    215
 Net unrealized securities
  gains/losses                     -                          -
 Foreign currency
  translation adjustments          -                          -
                               -----
 Total comprehensive income      215

Dividends to TRS                (150)       -        -        -        (150)
                               -----    -----    -----    -----       -----

Balances at December 31, 1996  1,845        1      161        -       1,683

Comprehensive Income:
 Net income                      212                                    212
 Net unrealized securities
  gains/losses                     -                           -
 Foreign currency
  translation adjustments          -                           -
                               -----
 Total comprehensive income      212

Dividends to TRS                (150)       -        -         -       (150)
                               -----    -----    -----     -----      -----

Balances at December 31, 1997  1,907        1      161         -      1,745

Comprehensive Income:
 Net income                      237                                    237
 Net unrealized securities
  gains/losses                     -                           -
 Foreign currency
  translation adjustments          -                           -
                               -----
 Total comprehensive income      237

Dividends to TRS                (150)       -        -         -       (150)
                               -----     ----    -----     -----      -----

Balances at December 31, 1998 $1,994    $   1   $  161     $   -     $1,832
                               =====    =====    =====     =====      =====

            See notes to consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
1.  Basis of Presentation

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

Fair Values of Financial Instruments

The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 1998 and 1997 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

The fair values of long-term debt and derivative instruments are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

Interest Rate Transactions

Credco enters into various interest rate agreements as a means of managing its interest rate exposure. Interest rates charged on consumer lending receivables are linked to a floating rate base and generally reprice monthly. Credco generally enters into interest rate agreements paying a rate that reprices when the base rate of the underlying receivables changes. These interest rate agreements which modify the terms of an underlying debt obligation are accounted for by recording interest expense using the revised interest rate with any fees or other payments amortized as yield adjustments. It is Credco's normal practice not to terminate, sell or dispose of interest rate agreements or the underlying debt to which the agreements are designated prior to maturity. In the event Credco terminates, sells or disposes of an agreement prior to maturity, the gain or loss would be deferred and recognized as an adjustment of yield over the remaining life of the underlying debt.

Foreign Currency

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each year. Revenue and expense accounts are translated at exchange rates prevailing during the year. Credco enters into various foreign exchange contracts as a means of managing foreign exchange exposure.

Cash and Cash Equivalents

Credco has defined cash and cash equivalents as cash and short-term investments with a maturity of ninety days or less at the time of purchase. At December 31, 1998 and December 31, 1997, included in cash and cash equivalents was nil and $100 million, respectively, of overnight securities purchased to resell.

Accounting Change

In 1998, Credco adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net income and other comprehensive income; the latter includes unrealized gains and losses on available for sale securities and foreign exchange translation adjustments and is presented in the Consolidated Statements of Shareholder's Equity. The adoption of SFAS No. 130 had no effect on shareholder's equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

3.  Investments

At December 31, 1998, Credco held $258 million of American Express Master Trust Class B Certificates. These securities are classified as held to maturity and are stated at amortized cost. The fair value of these securities at December 31, 1998 was $267 million.

Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At December 31, 1998, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost and fair value of these available for sale securities at December 31, 1998 were $95 million. The available for sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demands or funding sources and terms.

4.  Accounts Receivable

At December 31, 1998 and 1997, respectively, Credco owned $17.1 billion and $17.8 billion of Charge Card receivables and participation in Charge Card receivables, representing 88.9 percent and 90.6 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. charge
Cardmember receivables, CRC purchases from American Express
Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust (the "Trust"), which was formed in 1992 to securitize U.S. Charge Cardmember receivables. In May 1998, the Trust issued an additional $1.0 billion of Class A Fixed Rate Accounts Receivable Trust Certificates to the public. At that time, CRC sold to RFC, at face amount less applicable reserve, $1.1 billion of its gross participation interest. The gross participation interests represent undivided interests in the receivables conveyed to the Trust by RFC. At December 31, 1998 and 1997, Credco owned approximately $2.9 billion and $3.8 billion, respectively, of participation interests in receivables owned by the Trust, representing 14.9 percent and 19.6 percent, respectively, of its total accounts receivable.

At December 31, 1998 and 1997, Credco owned extended payment plan receivables totaling $2.1 billion and $1.8 billion, respectively, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, representing 11.1 percent and 9.4 percent, respectively, of its total interests in accounts receivable. The extended payment plan receivables owned at December 31, 1998 and 1997 include $154 million and $229 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed by Centurion Bank during the second quarter of 1996 to securitize revolving credit loans.

5.  Short-term Debt

At December 31, short-term debt consisted of (millions):

 -----------------------------------------------------------------
                                               1998          1997
 -----------------------------------------------------------------
  Commercial paper                          $16,064       $14,438
  Borrowings from affiliates                  1,261         1,770
  Borrowings under lines of credit               68           241
  Borrowing agreements with bank trust
    departments and others                      135           133
 -----------------------------------------------------------------
  Total short-term debt                     $17,528       $16,582
 -----------------------------------------------------------------

Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

Credco had committed credit line facilities totaling $8.2 billion and $7.3 billion at December 31, 1998 and 1997, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. Credco, through AEOCC, had no outstanding borrowings at December 31, 1998 and $17.4 million of outstanding borrowings at December 31, 1997, under these committed lines of credit. The fair value of the unused lines of credit is not significant at December 31, 1998 and 1997.

At December 31, 1998 and 1997, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $68 million and $241 million, respectively.

Credco's annual weighted average short-term interest rate was 5.62 percent, 5.60 percent and 5.57 percent for the years ended December 31, 1998, 1997 and 1996, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 1998, $450 million of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of
5.32 percent.

Credco paid $977 million, $940 million and $913 million of interest on short-term debt obligations in 1998, 1997 and 1996, respectively.

6.  Long-term Debt


----------------------------------------------------------------------  ----------------------------------
                                 1998                                         1997
               -------------------------------------------------------  ----------------------------------
                                                   Year-End
                                                   Effective
  December 31, (millions)              Year-End     Interest
                            Notional  Stated Rate Rate with   Maturity              Notional    Year-End
                Outstanding  Amount of  on Debt      with      of      Outstanding  Amount of  Stated Rate
                   Balance    Swaps     (a,b)       Swaps(b)  Swaps      Balance      Swaps    on Debt(b)
 ---------------------------------------------------------------------  ----------------------------------

  Senior notes due
   1999-2005       $1,548   $1,550      6.69%      5.45%      1999-       $1,548     $1,550     6.69%
  Variable rate                                               2005
   debt with
   American
   Express due
   2004               910        -      5.11%         -          -           910          -     5.67%
  Medium-term fixed
   rate notes
   due 2002           400      400      6.50%      5.40%      2002           400        400     6.50%
  Medium-term
   variable rate
   notes due 2002     399      399      5.27%      5.31%      2002           399        399     5.80%
  Exchangeable
   notes
   due 2003           143      150      1.13%      5.14%      2003             -          -        -
  Other senior
   notes due
   1999-2017            2        -      7.40%         -          -             2          -     8.00%
  Swiss franc
   notes due
   1999-2003            5        -      3.87%         -          -             9          -     3.45%
  Net unamortized
   bond discount       (1)       -         -          -          -             -          -        -
 --------------------------------------------------------------------------------------------------------
  Total long-term
   debt            $3,406   $2,499                                        $3,268     $2,349
 --------------------------------------------------------------------------------------------------------

(a) For the floating rate debt issuance, the stated rate was based on the rate at December 31, 1998; this rate is not an indication of future interest rates.
(b) Weighted average rates were determined where appropriate.

The above table includes the current portion of long-term debt of $353 million and $4 million at December 31, 1998 and 1997, respectively.

The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding at December 31, 1998 and 1997, was $3.5 billion and $3.3 billion, respectively.

Aggregate annual maturities of long-term debt for the five years ending December 31, 2003 are as follows (millions): 1999 - $353,
2000 - $550, 2001 - $550, 2002 - $799, 2003 - $143.

Credco paid $209 million in 1998, $192 million in 1997, and $217 million in 1996 of interest on long-term debt obligations.

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

There are a number of risks associated with derivatives. Market risk is the possibility that the value of the derivative financial instrument will change. Credco is not exposed to market risk related to derivatives held for nontrading purposes beyond that inherent in cash market transactions. Credco does not enter into derivative contracts with features that would leverage or multiply its market risk. Credit risk related to derivative and other off-balance sheet financial instruments is the possibility that the counterparty will not fulfill the terms of the contract. It is monitored through established approval procedures, including setting concentration limits by counterparty and country, reviewing credit ratings and requiring collateral where appropriate. A significant portion of Credco's transactions are with counterparties rated A or better by nationally recognized credit rating agencies. Credco also uses master netting agreements, which allow Credco to settle multiple contracts with a single counterparty in one net receipt or payment in the event of counterparty default. At December 31, 1998 and 1997, the aggregate notional amount of Credco's derivative instruments was $9.5 billion ($360 million with affiliates) and $7.4 billion ($562 million with affiliates), respectively. Credit risk approximates the fair value of contracts in a gain position (asset) and totaled $101 million ($1.7 million with affiliates) at December 31, 1998 and $94 million ($3.6 million with an affiliate) at December 31, 1997. The fair value represents the replacement cost and is determined by market values, dealer quotes or pricing models.

The following tables detail information regarding Credco's derivatives (millions):

                          Notional     Carrying Value       Fair Value
   December 31, 1998       Amount    Asset    Liability  Asset  Liability
   -----------------       ------    -----    ---------  -----  ---------
   Interest rate products  $7,505   $   68      $   52  $   83    $   83
   Forward contracts        2,037       12           3      18         4
                           ------   ------      ------  ------    ------
     Total                 $9,542   $   80      $   55  $  101    $   87
                           ------   ------      ------  ------    ------



                          Notional     Carrying Value       Fair Value
   December 31, 1997       Amount    Asset    Liability  Asset  Liability
   -----------------       ------    -----    ---------  -----  ---------

   Interest rate products  $5,321   $   66      $   36  $   76    $   40
   Forward contracts        2,069       18          16      18        16
                           ------   ------      ------  ------    ------
     Total                 $7,390   $   84      $   52  $   94   $    56
                           ------   ------      ------  ------    ------

Interest Rate Products

Credco uses interest rate products to maintain a predetermined mix of fixed and variable rate debt in order to achieve a desired level of interest rate exposure to manage funding costs related to its Cardmember receivables and Cardmember loans. The principal product used is interest rate swaps, which involve the exchange for a specified period of time of fixed or floating rate interest payments based on a notional or contractual amount. In early 1998, Credco purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all Charge Cardmember receivables funding costs. The majority of the caps matured during 1998. In 1999, Credco began entering into a series of interest rate swaps to convert a portion of its funding from floating rate to fixed rate. Credco enters into currency swaps to convert U.S. dollar denominated debt into other currencies in order to match foreign denominated receivables with funding of the same currency and to achieve a desired level of interest rate exposure. Currency swap agreements are contracts to exchange currency and interest payments for a specific period of time.

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

Aggregate annual expirations of interest rate swaps are as follows (notional amount in millions): 1999 - $1,870, 2000 - $1,119, 2001 -
$1,118, 2002 - $1,033, 2003 - $265, 2004 - $100.

The following table details information regarding Credco's interest rate products* at December 31, 1998 (millions):

-------------------------------------------------------------------------------
                     Notional Primary Variable   Weighted Average Interest Rate
       Type           Amount    Rate Index           Fixed       Floating
-------------------------------------------------------------------------------
 Floating to fixed     $2,698  1 month LIBOR           5.56%      5.34%


 Fixed to floating     $2,407  1 month LIBOR           5.99%      5.02%


 Floating to floating  $  400  1 month LIBOR and          -    5.09%/5.07%
                               3 month LIBOR

  *Excludes $2.0 billion of interest rate caps.


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

The following table summarizes Credco's forward contracts by major currencies as of December 31 (millions):
            ------------------------------------------------------
                                         1998           1997
            ------------------------------------------------------
            Canadian Dollar            $  501         $  486
            Pound Sterling                915            538
            Australian Dollar              35            269
            Hong Kong Dollar              223            179
            German Mark                   178            258
            Other                         185            339

            ------------------------------------------------------
            Total forward contracts    $2,037         $2,069
            ------------------------------------------------------

Foreign currency forward contracts generally mature within one year. At December 31, 1998, Credco had no significant unhedged foreign currency exposures.

9.  Transactions with Affiliates

In 1998, 1997 and 1996, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $155 billion, $146 billion and $136 billion, respectively. Agreements for the purchase of non-interest-bearing receivables generally provide that Credco purchase such receivables at a discount rate which yields earnings to Credco equal to at least 1.25 times its fixed charges on an annual basis.

The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of the month.

In 1996, as part of TRS' asset securitization program for U.S.
Charge Cardmember receivables, Credco sold back to TRS approximately $2.2 billion of gross receivables arising under specified U.S. Charge Cardmember accounts. TRS sold these receivables, together with the right to receive subsequent receivables arising from such Cardmember accounts, to its subsidiary, RFC. RFC, in turn, conveyed them to the Trust. This resulted in an increase in the gross participation interest in RFC's seller's interest in the securitized receivables owned by CRC, for which CRC paid $2.2 billion. In September 1996, the Trust issued $1.25 billion of receivables trust certificates in two series.
At the time of such issuance, CRC sold, at face amount less applicable reserve, $1.3 billion of its gross participation interest in RFC's seller's interest back to RFC.

In May 1998, the Trust issued an additional $1.0 billion of Class A Fixed Rate Accounts Receivable Trust Certificates. At the time of such issuance, CRC sold back to RFC at face amount less applicable reserve, $1.1 billion of CRC's gross participation in RFC's seller's interest in the receivables owned by the Trust.
In September 1998 and July 1997, $300 million and $500 million, respectively, Class A Fixed Rate Accounts

Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interests owned by CRC.
CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the Trust.

At December 31, 1998 and 1997, Credco owned approximately $2.9 billion and $3.8 billion, respectively, of participation interests in receivables owned by the Trust, representing 14.9 percent and
19.6 percent, respectively, of its total accounts receivable.

The extended payment plan receivables owned at December 31, 1998 and 1997 include $154 million and $229 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the Master Trust.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):

  ----------------------------------------------------------------
                                              1998   1997   1996
  ----------------------------------------------------------------
   Cash and cash equivalents at December 31 $    4 $    6 $    2
   Maximum month-end level of cash and
    cash equivalents during the year            17      9      9
   Secured loans to American Express
    Centurion Bank at December 31            2,300  2,300  2,000
   Other loans and deposits to
    affiliates at December 31                1,053    850    850
   Maximum month-end level of loans and
    deposits to affiliates during the year   3,353  3,150  2,850
   Borrowings at December 31                 2,171  2,680  2,185
   Maximum month-end level of
    borrowings during the year               5,819  4,588  4,024
   Interest income                             180    173    160
   Other income                                  5      5      4
   Interest expense                            164    179    134
  ----------------------------------------------------------------

At both December 31, 1998 and 1997, Credco held $2.3 billion of variable rate secured loans to Centurion Bank and $2.0 billion at December 31, 1996. At December 31, 1998, 1997 and 1996, Credco also held variable rate loans to American Express due in 2004 of $850 million. The loans to Centurion Bank are secured by certain interest-bearing extended payment plan receivables owned by Centurion Bank. Interest income from these variable rate loans was $180 million, $173 million, and $160 million for 1998, 1997 and 1996, respectively.

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

Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes consist of the following (millions):

   -------------------------------------------------------------
                                  1998      1997      1996
   -------------------------------------------------------------
     Current                     $ 156     $  71    $  126
     Deferred                      (28)       43       (11)

   -------------------------------------------------------------
     Total income tax provision  $ 128     $ 114    $  115
   -------------------------------------------------------------

Credco's net deferred tax assets, which are included in other assets, consisted of the following (millions):

             -------------------------------------------
                                         1998      1997
             -------------------------------------------
               Deferred tax assets      $ 203     $ 182

               Deferred tax liabilities    (1)       (8)

             -------------------------------------------
               Net deferred tax assets  $ 202     $ 174
             -------------------------------------------

Deferred tax assets for 1998 and 1997 consists primarily of reserve for loan losses of $201 million and $182 million, respectively.
Deferred tax liabilities for 1998 and 1997 consists primarily of foreign exchange contracts of $1 million and $7 million, respectively. At December 31, 1998 and 1997, no valuation allowances were required.

Included in due to affiliates is the current federal tax payable to TRS of $30 million and a receivable of $29 million at December
31, 1998 and 1997, respectively.

Income taxes paid to TRS during 1998, 1997 and 1996 were $95 million, $73 million and $155 million, respectively.

The U.S. statutory tax rate and effective tax rate for 1998, 1997 and 1996 was approximately 35 percent.

11.  Geographic Segments

Credco is principally engaged in the business of purchasing
Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):


                                    1998      1997      1996
  -------------------------------------------------------------
  Revenues
   United States                  $1,857    $1,723    $1,855
   International                     357       341       311
  -------------------------------------------------------------
   Consolidated                   $2,214    $2,064    $2,166
  -------------------------------------------------------------
  Income before taxes
   United States                  $  316    $  286    $  275
   International                      49        40        55
  -------------------------------------------------------------
   Consolidated                   $  365    $  326    $  330
  -------------------------------------------------------------

12.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (millions):

   ------------------------------------------------------------
   Quarter Ended                    12/31   9/30   6/30   3/31
   ------------------------------------------------------------
                                               1998
   ------------------------------------------------------------
   Revenues                          $548   $545   $581   $540
   Income before taxes                 98     87     94     86
   Net income                          63     57     61     56
   ------------------------------------------------------------
                                               1997
   ------------------------------------------------------------
   Revenues                          $535   $542   $516   $471
   Income before taxes                 68     86     81     91
   Net income                          44     56     53     59
   ------------------------------------------------------------



                  AMERICAN EXPRESS CREDIT CORPORATION
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              (millions)


                                       1998     1997    1996
                                       ----     ----    ----
   Reserve for doubtful accounts:


   Balance at beginning of year        $633     $638    $624
   Additions:
    Provision for doubtful accounts
     charged to income (1)              800      767     898
    Other credits (2)                    48       53      94
    Foreign translation                  (1)      (5)      2
   Deductions:
    Accounts written off                815      798     816
    Other charges (3)                    68       22     164
                                       ----     ----    ----
   Balance at end of year              $597     $633    $638
                                       ====     ====    ====

   Reserve for doubtful accounts
    as a percentage of Cardmember
    receivables owned at year end     3.10%    3.23%   3.68%
                                      =====    =====   =====

(1) Before recoveries on accounts previously written off of (millions):
    1998-$168, 1997-$183 and 1996-$186.

(2) Reserve balances applicable to new groups of Cardmember receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3) Reserve balances applicable to certain groups of Cardmember receivables and participation interests sold to affiliates.

                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K

  Exhibit No.  Description

   3 (a)       Registrant's Certificate of     Incorporated by reference to
               Incorporation, as amended       Exhibit 3(a) to Registrant's
                                               Registration Statement on
                                               Form S-1 dated February 25, 1972
                                               (File No. 2-43170).

   3 (b)       Registrant's By-Laws,           Incorporated by reference to
               amended and restated as of      Exhibit 3 (b) to Registrant's
               November 24, 1980               Annual Report on Form 10-K
                                               (Commission File No. 1-6908)
                                               for the year ended
                                               December 31, 1985.

   4 (a)       Registrant's Debt Securities    Incorporated by reference to
               Indenture dated as of           Exhibit 4 (s) to Registrant's
               September 1, 1987               Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (b)       Form of Note with optional      Incorporated by reference to
               redemption provisions           Exhibit 4 (t) to Registrant's
                                               Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (c)       Form of Debenture with          Incorporated by reference to
               optional redemption and         Exhibit 4 (u) to Registrant's
               sinking fund provisions         Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (d)       Form of Original Issue          Incorporated by reference to
               Discount Note with optional     Exhibit 4 (v) to Registrant's
               redemption provision            Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).


   4 (e)       Form of Zero Coupon Note        Incorporated by reference to
               with optional redemption        Exhibit 4 (w) to Registrant's
               provisions                      Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (f)       Form of Variable Rate Note      Incorporated by reference to
               with optional redemption        Exhibit 4 (x) to Registrant's
               and repayment provisions        Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (g)       Form of Extendible Note         Incorporated by reference to
               with optional redemption        Exhibit 4 (y) to Registrant's
               and repayment provisions        Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (h)       Form of Fixed Rate Medium-      Incorporated by reference to
               Term Note                       Exhibit 4 (z) to Registrant's
                                               Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (i)       Form of Floating Rate           Incorporated by reference to
               Medium-Term Note                Exhibit 4 (aa) to Registrant's
                                               Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (j)       Form of Warrant Agreement       Incorporated by reference to
                                               Exhibit 4 (bb) to Registrant's
                                               Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (k)       Form of Supplemental Indenture  Incorporated by reference to
                                               Exhibit 4 (cc) to Registrant's
                                               Registration Statement on
                                               Form S-3 dated September 2, 1987
                                               (File No. 33-16874).

   4 (l)       Terms and conditions of         Incorporated by reference to
               debt instruments to be issued   Exhibit 4(l) to Registrant's
               outside the U.S.                Annual Report on Form 10-K
                                               (Commission File No. 1-6908)
                                               for the year ended
                                               December 31, 1997.

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

   10 (a)      Receivables Agreement dated     Incorporated by reference to
               as of January 1, 1983 between   Exhibit 10 (b) to Registrant's
               the Registrant and American     Annual Report on Form 10-K
               Express Travel Related          Commission File No. 1-6908)
               Services Company, Inc.          for the  year ended
                                               December 31, 1987.

   10 (b)      Secured Loan Agreement dated    Incorporated by reference to
               as of June 30, 1988 between     Exhibit 10 (b) to Registrant's
               the Registrant and American     Annual Report on Form 10-K
               Express Centurion Bank          (Commission File No. 1-6908)
                                               for the year ended
                                               December 31, 1988.

   10 (c)      Participation Agreement         Incorporated by reference to
               dated as of August 3, 1992      Exhibit 10 (c) to Registrant's
               between American Express        Annual Report on Form 10-K
               Receivables Financing           (Commission File No. 1-6908)
               Corporation and Credco          for the year ended
               Receivables Corp.               December 31, 1992.

   12.1        Computation in Support of       Electronically
               Ratio of Earnings to Fixed      filed herewith.
               Charges of American
               Express Credit Corporation

   12.2        Computation in Support of       Electronically
               Ratio of Earnings to Fixed      filed herewith.
               Charges of American
               Express Company

   23          Consent of Independent          Electronically
               Auditors                        filed herewith.

   27          Financial Data Schedule         Electronically
                                               filed herewith.

   99          Pages 22 through 23 of          Electronically
               American Express Company's      filed herewith.
               1998 Annual Report to
               Shareholders, discussing
               Year 2000