Form 10-Q
period 1999-03-31
AMERICAN EXPRESS CREDIT CORP
filed 1999-05-17
CIK 4969

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

             For the quarterly period ended March 31, 1999

                                    OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
              For the transition period from ____ to ____

                      Commission File No. 1-6908

                  AMERICAN EXPRESS CREDIT CORPORATION
        (Exact name of registrant as specified in its charter)

           Delaware                                     11-1988350
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 One Christina Centre, 301 North Walnut Street           19801-2919
     Suite 1002, Wilmington, Delaware                    (Zip Code)
  (Address of principal executive offices)

  Registrant's telephone number, including area code: (302) 594-3350


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

THE  REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1)
(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X   NO
                                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at May 17, 1999
-----                                         ---------------------------

Common Stock, $.10 par value                  1,504,938 shares

                AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                               FORM 10-Q

                                 INDEX

                                                                      Page No.
                                                                      --------
PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Condensed consolidated statements
                        of income and retained earnings - three
                        months ended March 31, 1999 and 1998             3

                        Condensed consolidated balance
                        sheets - March 31, 1999 and
                        December 31, 1998                                4

                        Condensed consolidated statements
                        of cash flows - three months ended
                        March 31, 1999 and 1998                          5

                        Notes to condensed consolidated
                        financial statements                             6

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                    7


PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K                11


                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)



                                PART I

Item 1. Financial Statements


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND RETAINED EARNINGS
                              (millions)
                              (Unaudited)

                                              Three Months
                                                 Ended
                                               March 31,
                                               ---------
                                             1999     1998
                                             ----     ----
Revenues
Revenue earned from purchased
    accounts receivable                    $  425   $  467
Interest income from affiliates                43       45
Interest income from investments               29       27
Other income                                    2        1
                                              ---      ---
Total                                         499      540
                                              ---      ---

Expenses
Interest expense - affiliates                  38       54
Interest expense - other                      235      239
Provision for doubtful accounts,
    net of recoveries                         128      154
Other expenses                                  5        7
                                              ---      ---
Total                                         406      454
                                              ---      ---

Income before taxes                            93       86
Income tax provision                           33       30
                                              ---      ---
Net income                                     60       56

Retained earnings at beginning of period    1,832    1,745
                                            -----    -----
Retained earnings at end of period         $1,892   $1,801
                                           ======   ======



   See notes to condensed consolidated financial statements.


                AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (millions)


                                           (Unaudited)
                                             March 31, December 31,
                                               1999       1998
                                               ----       ----
Assets
Cash and cash equivalents                    $ 2,099   $   648
Investments                                      353       353

Accounts receivable                           18,361    19,241
 Less:  reserve for doubtful accounts            582       597
                                             -------   -------
                                              17,779    18,644

Loans and deposits with affiliates             3,433     3,353
Deferred charges and other assets                448       652
                                             -------   -------
Total assets                                 $24,112   $23,650
                                             =======   =======

Liabilities and shareholder's equity
Short-term debt with affiliates              $ 1,306   $ 1,261
Short-term debt - other                       16,803    16,267
Current portion of long-term debt - other        154       353
Long-term debt with affiliate                    910       910
Long-term debt - other                         2,151     2,143
                                             -------   -------
Total debt                                    21,324    20,934

Due to affiliates                                394       425
Accrued interest and other liabilities           240       182
                                             -------   -------
Total liabilities                             21,958    21,541
                                             =======   =======

Deferred discount revenue                        100       115
                                             -------   -------

Shareholder's equity:
     Common stock                                  1         1
     Capital surplus                             161       161
     Retained earnings                         1,892     1,832
                                             -------    -------
Total shareholder's equity                     2,054     1,994
                                             -------   -------
Total liabilities and shareholder's equity   $24,112   $23,650
                                             =======   =======


     See notes to condensed consolidated financial statements.


                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)
                              (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                              1999       1998
                                                              ----       ----
Cash Flows from Operating Activities:
Net income                                                 $    60    $    56
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
  Provision for doubtful accounts, net of recoveries           128        154
 Amortization of deferred underwriting fees and bond
      discount/premium                                           1          1
 Changes in operating assets and liabilities:
    (Increase) decrease in deferred tax assets                  (1)         4
    Increase in interest receivable and other operating assets (29)       (14)
    Increase in due to affiliates                               31         22
    Increase in accrued interest and other liabilities          72         66
    Decrease in deferred discount revenue                      (15)        (8)
                                                               ---         --
Net cash and cash equivalents provided by operating
      activities                                               247        281
                                                               ---        ---

Cash Flows from Investing Activities:
Decrease in accounts receivable                                611      1,340
Recoveries of accounts receivable previously written off        39         43
Purchase of participation interest in seller's interest
   in accounts receivable from an affiliate                   (317)         -
Sale of net accounts receivable to an affiliate                325          -
Net increase in loans and deposits due from affiliates         (80)         -
Increase (decrease) in due to affiliates                       240       (498)
                                                               ---       ----
Net cash and cash equivalents provided by investing
   activities                                                  818        885
                                                               ---        ---

Cash Flows from Financing Activities:
Net increase in short-term debt with affiliates with
      maturity less than ninety days                            45        139
Net decrease in short-term debt - other with
      maturity less than ninety days                            (4)      (415)
Proceeds from issuance of debt                               2,382      1,018
Repayment of debt                                           (2,037)      (796)
                                                            ------       ----
Net cash and cash equivalents provided by (used in)
     financing activities                                      386        (54)
                                                               ---        ---

Net increase in cash and cash equivalents                    1,451      1,112
Cash and cash equivalents at beginning of period               648        374
                                                               ---        ---
Cash and cash equivalents at end of period                 $ 2,099    $ 1,486
                                                           =======    =======


            See notes to condensed consolidated financial statements.

                AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), for the year ended December 31, 1998. Significant accounting policies disclosed therein have not changed.

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 1999 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 1999 and 1998 and cash flows for the three-month periods ended March 31, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the three-month periods ended March 31, 1999 and 1998, Credco paid $260 million and $275 million of interest, respectively. Income taxes paid for each of the three-month periods ended March 31, 1999 and 1998 were $1 million and $2 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At March 31, 1999, Credco held $258 million of American Express Master Trust Class B Certificates which were classified as held to maturity. The fair value of the held to maturity securities at March 31, 1999 was $265 million.

     Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At
     March 31, 1999, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost and fair value of these available for sale securities at March 31, 1999 were $95 million. The available for sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding sources and terms.

4.   In 1998, Credco adopted Statement of Financial Accounting Standards
     No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net income and other comprehensive income; the latter includes unrealized gains and losses on available for sale securities and foreign exchange translation adjustments. Actual income from these sources were not material to Credco's results.

5.   In April 1999, the American Express Credit Account Master Trust
     (the "Master Trust") issued an additional $1.0 billion of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Master Trust. At the time of such issuance Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $66 million in seller's interest to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., a wholly-owned subsidiary of American Express Company. In addition, CRC purchased $75 million in Class C Certificates.

     The Master Trust expects to securitize an additional $1.5 billion of loans at a closing expected to occur in May 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1999, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $1.4 billion of debt under the Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion. In January 1999, under this program, TRS issued and sold $500 million 5.625% Fixed Rate Notes. These notes will mature in 2004.

At March 31, 1999, Credco had the ability to issue $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at March 31, 1999 and 1998 totaled $7.2 billion and $6.8 billion, respectively.


Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest- bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three-month periods ended March

31, 1999 and 1998 was 1.34 and 1.29, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the three-month periods ended March 31, 1999 and 1998 was 2.45 and 2.09, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $38 billion and $37 billion of Cardmember receivables during the three-month periods ended March 31, 1999 and 1998, respectively. At March 31, 1999 and December 31, 1998, Credco owned $16.1 billion and $17.1 billion, respectively, of Charge Card receivables of which $1.6 billion and $2.9 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). The Trust was formed in 1992 by TRS to securitize U.S. charge Cardmember receivables.

In addition, at March 31, 1999 and December 31, 1998, Credco owned extended payment plan receivables totaling $2.3 billion and $2.1 billion respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at March 31, 1999 and December 31, 1998 include $454 million and $154 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). The
Master Trust was formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the three-month periods ended March 31, 1999 and 1998, the average life of Cardmember receivables owned by Credco was 43 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 1999 and 1998 was .38 percent and .44 percent, respectively.

Credco's decrease in revenue for the three-month period ended March 31, 1999, is primarily due to a decrease in the discount and interest rates. There was no significant change in interest income for the three-month period ended March 31, 1999. Interest expense decreased for the three-month period ended March 31, 1999 due predominantly to a decrease in interest rates. Provision for doubtful accounts for the three-month period also decreased reflecting lower provision rates.


                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 1999, compared with the three-month period ended March 31, 1998 ($ in millions):

                                                             Three
                                                             Month
                                                            Period
                                                            ------
Revenue earned from purchased accounts receivable-
changes attributable to:
     Volume of receivables purchased                           11
     Discount and interest rates                              (53)
                                                              ---
         Total                                                (42)
                                                              ===

Interest income from affiliates - changes attributable to:
     Volume of average investments outstanding                  3
     Interest rates                                            (5)
                                                               --
         Total                                                 (2)
                                                               ==

Interest income from investments - changes attributable to:
     Volume of average investments outstanding                  6
     Interest rates                                            (4)
                                                               --
         Total                                                  2
                                                               ==

Interest expense (affiliates) - changes attributable to:
     Volume of average debt outstanding                       (11)
     Interest rates                                            (5)
                                                               --
         Total                                                (16)
                                                              ===

Interest expense (other) - changes attributable to:
     Volume of average debt outstanding                        26
     Interest rates                                           (30)
                                                              ---
         Total                                                 (4)
                                                               ==


Provision for doubtful accounts - changes attributable to:
     Volume of receivables purchased                            4
     Provision rates and volume of recoveries                 (30)
                                                              ---
         Total                                                (26)
                                                              ===

                                    -9-

                AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

The following is an analysis of Cardmember reserve for doubtful accounts:

                                                         1999           1998
                                                         ----           ----
                 Balance, January 1                     $ 597          $ 633
                 Provision for losses                     167            197
                 Accounts written off                    (182)          (206)
                 Other                                      -              2
                                                         ----           ----
                 Balance, March 31                       $582           $626
                                                         ====           ====


The following table shows the aging of Charge Card receivables:

                                                             March 31,
                                                   --------------------------
                                                       1999           1998
                                                       ----           ----
                 Current                              82.2%            81.3%
                 30 to 59 days                        12.4             13.0
                 60 to 89 days                         2.0              2.1
                 90 days and over                      3.4              3.6


Year 2000

The year 2000 ("Y2K") issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Credco's internal debt management systems have been reviewed and remediated in light of the Y2K issue. The Card issuers, which are subsidiaries or affiliates of TRS, at their expense and as agents for Credco, perform all services necessary to bill and collect all Cardmember receivables owned by Credco. American Express has conducted a comprehensive review of its computer systems and business processes
(including systems and processes of the Card issuers) to identify the major systems that could be affected by the Y2K issue. Steps are being taken by American Express to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. American Express has substantially completed remediation and testing of individual internal systems and American Express' primary focus is on the testing of systems on an integrated basis, independent validation of such testing and completing Y2K contingency plans.** The costs related to the Y2K issue, which are expensed by American Express as incurred have not had, nor are they expected to have, a material impact on Credco's results of operations or financial condition.** For further discussion of American Express' addressing of the Y2K issue, please see pages 9 through 10 of American Express Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (dated
May 14, 1999) and which is incorporated herein by reference and attached as
Exhibit 99.

Various statements in this Y2K discussion marked with two asterisks (**) are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of Credco and American Express to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with Credco and American Express to successfully address their Y2K issues.

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

                  27.     Financial data schedule.

                  99. Pages 9 through 10 of American Express Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, discussing Year 2000.

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

                                       AMERICAN EXPRESS CREDIT CORPORATION
                                       (REGISTRANT)

DATE: May 17, 1999                      /s/Vincent P. Lisanke
                                        ---------------------
                                        Vincent P.  Lisanke
                                        (President, Chief Executive Officer
                                        and Chief Accounting Officer)



                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K

                     Description                                How Filed
                     -----------                                ---------

Exhibit 12.1   Computation in support of ratio of             Electronically
               Earnings to fixed charges of American          filed herewith.
               Express Credit Corporation.

Exhibit 12.2   Computation in support of ratio of             Electronically
               Earnings to fixed charges of American          filed herewith.
               Express Company.

Exhibit 27.    Financial data schedule.                       Electronically
                                                              filed herewith.

Exhibit 99.    Pages 9 through 10 of American Express         Electronically
               Company's Quarterly Report on Form 10-Q        filed herewith.
               for the quarter ended March 31, 1999,
               discussing Year 2000.