Form 10-Q
period 1999-06-30
AMERICAN EXPRESS CREDIT CORP
filed 1999-08-16
CIK 4969

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                         ____________________

                               FORM 10-Q
                         ____________________

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

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


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X   NO
                                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at August 16, 1999
-----                                   ------------------------------

Common Stock, $.10 par value            1,504,938 shares

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                               FORM 10-Q

                                 INDEX
                                                                    Page No.
                                                                    --------

PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Condensed consolidated statements
                      of income and retained earnings - three
                      and six months ended June 30, 1999 and 1998        3

                      Condensed consolidated balance
                      sheets - June 30, 1999 and
                      December 31, 1998                                  4

                      Condensed consolidated statements
                      of cash flows - six months ended
                      June 30, 1999 and 1998                             5

                      Notes to condensed consolidated
                      financial statements                               6

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                      7


PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                  11

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                                 PART I

Item 1.           FINANCIAL STATEMENTS


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                                   (millions)
                                  (Unaudited)


                                           Three Months         Six Months
                                              Ended                Ended
                                             June 30,             June 30,
                                       --------------------  ----------------
                                           1999      1998      1999    1998
                                           ----      ----      ----    ----
Revenues
Revenue earned from purchased
    accounts receivable                    $468      $497      $893    $964
Interest income from affiliates              36        45        79      90
Interest income from investments             38        37        67      64
Other income                                  1         2         3       3
                                            ---       ---     -----   -----
Total                                       543       581     1,042   1,121
                                            ---       ---     -----   -----


Expenses
Interest expense - affiliates                32        40        70      94
Interest expense - other                    242       262       477     501
Provision for doubtful accounts,
    net of recoveries                       169       178       297     332
Other expenses                                7         7        12      14
                                            ---       ---       ---     ---
Total                                       450       487       856     941
                                            ---       ---       ---     ---

Income before taxes                          93        94       186     180
Income tax provision                         32        33        65      63
                                             --        --        --      --
Net income                                   61        61       121     117

Retained earnings at beginning of period  1,892     1,801     1,832   1,745
                                         ------    ------    ------  ------
Retained earnings at end of period       $1,953    $1,862    $1,953  $1,862
                                         ======    ======    ======  ======



           See notes to condensed consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (millions)


                                                (Unaudited)
                                                  June 30,        December 31,
                                                   1999              1998
                                                   ----              ----
Assets
Cash and cash equivalents                        $1,790              $648
Investments                                         796               353

Accounts receivable                              19,606            19,241
 Less:  reserve for doubtful accounts               615               597
                                                 ------            ------
                                                 18,991            18,644

Loans and deposits with affiliates                2,106             3,353
Deferred charges and other assets                   587               652
                                                -------           -------
Total assets                                    $24,270           $23,650
                                                =======           =======

Liabilities and shareholder's equity
Short-term debt with affiliates                  $1,758            $1,261
Short-term debt-other                            16,555            16,267
Current portion of long-term debt-other             300               353
Long-term debt with affiliate                       910               910
Long-term debt-other                              1,868             2,143
                                                 ------            ------
Total debt                                       21,391            20,934

Due to affiliates                                   331               425
Accrued interest and other liabilities              323               182
                                                 ------            ------
Total liabilities                                22,045            21,541
                                                 ======            ======

Deferred discount revenue                           112               115
                                                    ---               ---

Shareholder's equity:
Common stock                                          1                 1
Capital surplus                                     161               161
Retained earnings                                 1,953             1,832
Other comprehensive income, net of tax:
     Net unrealized securities losses                (2)                -
                                                  -----             -----
Total shareholder's equity                        2,113             1,994
                                                  -----             -----
Total liabilities and shareholder's equity      $24,270           $23,650
                                                =======           =======



         See notes to condensed consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (millions)
                               (Unaudited)
                                                                Six Months
                                                                  Ended
                                                                 June 30,
                                                            ------------------
                                                               1999     1998
                                                               ----     ----
Cash Flows from Operating Activities:
Net income                                                     $121     $117
Adjustments to reconcile net income to net cash and
     cash equivalents provided by operating activities:
    Provision for doubtful accounts, net of recoveries          297      332
    Amortization of deferred underwriting fees and bond
         discount/premium                                         3        2
    Changes in operating assets and liabilities:
       (Increase) decrease in deferred tax assets                (2)       7
       Increase in interest receivable and other
         operating assets                                       (67)     (53)
       Decrease in due to affiliates                           (212)       -
       Increase in accrued interest and other liabilities       154       37
       Decrease in deferred discount revenue                     (3)     (14)
                                                                ---      ---
Net cash and cash equivalents provided by
         operating activities                                   291      428
                                                                ---      ---

Cash Flows from Investing Activities:
(Increase) decrease in accounts receivable                   (1,014)     294
Recoveries of accounts receivable previously written off         82       84
Purchase of investments                                        (445)    (153)
Purchase of participation interest in seller's interest
   in accounts receivable from an affiliate                    (317)       -
Sale of participation interests in seller's interest
    in accounts receivable from an affiliate                    154    1,120
Sale of net accounts receivable to an affiliate                 325        -
Decrease (increase) in loans and deposits due from
     affiliates                                               1,247      (95)
Increase (decrease) in due to affiliates                        380     (911)
                                                                ---     ----
Net cash and cash equivalents provided by
     investing activities                                       412      339
                                                                ---      ---

Cash Flows from Financing Activities:
Net increase in short-term debt with affiliates with
      maturity less than ninety days                            498       40
Net decrease in short-term debt - other with
      maturity less than ninety days                           (868)  (1,120)
Proceeds from issuance of debt                                5,028    2,522
Repayment of debt                                            (4,219)  (2,073)
                                                             ------   ------
Net cash and cash equivalents provided by (used in)
     financing activities                                       439     (631)
                                                              -----    -----

Net increase in cash and cash equivalents                     1,142      136
Cash and cash equivalents at beginning of period                648      374
                                                             ------     ----
Cash and cash equivalents at end of period                   $1,790     $510
                                                             ======     ====

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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 1999 and the consolidated results of its operations and changes in its retained earnings for the six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. For the six-month periods ended June 30, 1999 and 1998, Credco paid $547 million and $589 million of interest, respectively. Income taxes paid for both six-month periods ended June 30, 1999 and 1998 were $47 million.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At June 30, 1999, Credco held $258 million of American Express Master Trust Class B Certificates which were classified as held to maturity. The fair value of the held to maturity securities at June 30, 1999 was $259 million.

     Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At
     June 30, 1999, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost and fair value of these available for sale securities at June 30, 1999 were $303 million. In addition, Credco has a portfolio of corporate and government securities which is managed by American Express Financial Advisors, a wholly-owned subsidiary of American Express Company. The book value and fair value of these available for sale securities as of June 30, 1999 were $237 million and $235 million, respectively.

     The available for sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding sources and terms.

4.   In 1998, Credco adopted Statement of Financial Accounting Standards
     No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net income and other comprehensive income; the latter includes unrealized gains and losses on available for sale securities and foreign exchange translation adjustments. Actual income from foreign exchange translation adjustments was not material to Credco's results.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

5. In April and May 1999, the American Express Credit Account Master Trust (the "Master Trust") issued an additional $1.0 billion and $1.5 billion, respectively, of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Master Trust. At the time of these issuances Credco Receivables Corp.("CRC"), a wholly-owned subsidiary of Credco, sold $66 million in April 1999 and $92 million in May 1999 in gross seller's interest, net of reserves, to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., a wholly-owned subsidiary of American Express Company. In addition, in April and May 1999 CRC purchased
     $75 million and $133 million, respectively, in Class C Certificates issued by the Master Trust.

     The Master Trust expects to securitize an additional $1.0 billion of loans at a closing expected to occur in August 1999.

     In July 1999, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio which increases the participation interests owned by CRC. CRC owns a participation interest in the seller's interest in Charge Cardmember receivables that have been conveyed to the American Express Master Trust.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1999, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $1.4 billion of debt under the Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company
("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion. In January 1999, under this program, TRS issued and sold $500 million 5.625% Fixed Rate Notes. These notes will mature in 2004.

At June 30, 1999, Credco had the ability to issue $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

In May 1999, Credco renegotiated its credit facilities, increasing available credit lines by $1.1 billion. Committed credit line facilities at June 30, 1999 and 1998 totaled $8.3 billion and $7.2 billion, respectively.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the six-month periods ended June 30, 1999 and 1998 was 1.34 and 1.30, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the six-month periods ended June 30, 1999 and 1998 was 2.53 and 2.23, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $79 billion and $75 billion of Cardmember receivables during the six-month periods ended June 30, 1999 and 1998, respectively. At
June 30, 1999 and December 31, 1998, Credco owned $17.2 billion and $17.1 billion, respectively, of Charge Card receivables of which $1.9 billion and $2.9 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). The Trust was formed in 1992 by TRS to securitize U.S. charge Cardmember receivables.

In addition, at June 30, 1999 and December 31, 1998, Credco owned extended payment plan receivables totaling $2.4 billion and $2.1 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at June 30, 1999 and December 31, 1998 include $300 million and $154 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). The Master Trust was formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the six-month periods ended June 30, 1999 and 1998, the average life of Cardmember receivables owned by Credco was 43 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended
June 30, 1999 and 1998 was .36 percent and .43 percent, respectively.

Credco's decrease in revenue for the six-month period ended June 30, 1999, is attributable to a decrease in the discount and interest rates on receivables purchased. Interest income decreased for the six-month period ended June 30, 1999 predominantly due to a decrease in interest rates. Interest expense decreased for the six months ended June 30, 1999 primarily due to a decrease in interest rates. Provision for doubtful accounts for the six-month period also decreased reflecting lower provision rates.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 1999, compared with the six-month period ended June 30, 1998 ($ in millions):


                                                                     Six-
                                                                    Month
                                                                   Period
                                                                   ------
Revenue earned from purchased accounts receivable-
changes attributable to:
     Volume of receivables purchased                                  66
     Discount and interest rates                                    (137)
                                                                    ----
         Total                                                       (71)
                                                                     ===

Interest income from affiliates - changes attributable to:
     Volume of average investments outstanding                        (2)
     Interest rates                                                   (9)
                                                                      --
         Total                                                       (11)
                                                                     ===

Interest income from investments - changes attributable to:
     Volume of average investments outstanding                        12
     Interest rates                                                   (9)
                                                                     ---
         Total                                                         3
                                                                     ===

Interest expense (affiliates) - changes attributable to:
     Volume of average debt outstanding                              (14)
     Interest rates                                                  (10)
                                                                     ---
         Total                                                       (24)
                                                                     ===

Interest expense (other) - changes attributable to:
     Volume of average debt outstanding                               42
     Interest rates                                                  (66)
                                                                     ---
         Total                                                       (24)
                                                                     ===


Provision for doubtful accounts - changes attributable to:
     Volume of receivables purchased                                  22
     Provision rates and volume of recoveries                        (57)
                                                                     ---
         Total                                                       (35)
                                                                     ===

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts
($ in millions):

                                              1999           1998
                                              ----           ----
      Balance, January 1                      $597           $633
      Provision for losses                     379            416
      Accounts written off                    (372)          (409)
      Other                                     11            (35)
                                              ----           ----
      Balance, June 30                        $615           $605
                                              ====           ====


The following table shows the aging of Charge Card receivables:

                                                     June 30,
                                          ------------------------------
                                               1999           1998
                                               ----           ----
       Current                                81.3%           79.0%
       30 to 59 days                          13.8            15.6
       60 to 89 days                           2.0             2.2
       90 days and over                        2.9             3.2


Year 2000
The year 2000 ("Y2K") issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Credco's internal debt management systems have been reviewed and remediated in light of the Y2K issue. The Card issuers, which are subsidiaries or affiliates of TRS, at their expense and as agents for Credco, perform all services necessary to bill and collect all Cardmember receivables owned by Credco. American Express has conducted a comprehensive review of its computer systems and business processes (including systems and processes of the Card issuers) to identify the major systems that could be affected by the Y2K issue. Steps are being taken by American Express to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. American Express has substantially completed remediation and testing of individual internal systems and American Express' primary focus is on the testing of systems on an integrated basis, independent validation of such testing and completing Y2K contingency plans.** The costs related to the Y2K issue, which are expensed by American Express as incurred have not had, nor are they expected to have, a material impact on Credco's results of operations or financial condition.** For further discussion of American Express' addressing of the Y2K issue, please see pages 10 through 12 of American Express Company's Quarterly Report on
Form 10-Q for the quarter ended June 30, 1999 (dated August 16, 1999) and which is incorporated herein by reference and attached as Exhibit 99.

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

                 27.     Financial data schedule.

                 99. Pages 10 through 12 of American Express Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, discussing Year 2000.

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

                                        AMERICAN EXPRESS CREDIT CORPORATION
                                        (REGISTRANT)


DATE:             August 16, 1999       /s/Walker C. Tompkins, Jr.
                                        --------------------------
                                        Walker C. Tompkins, Jr.
                                        (President, Chief Executive Officer)


                                        /s/Erich Komdat
                                        ---------------
                                        Erich Komdat
                                        (Vice President, Chief Accounting
                                        Officer)





                            EXHIBIT INDEX

                 Pursuant to Item 601 of Regulation S-K


                     Description                          How Filed
                     -----------                          ---------

Exhibit 12.1  Computation in support              Electronically filed herewith.
              of ratio of Earnings to fixed
              charges of American Express
              Credit Corporation.

Exhibit 12.2  Computation in support              Electronically filed herewith.
              of ratio of Earnings to fixed
              charges of American Express
              Company.

Exhibit 27.   Financial data schedule.            Electronically filed herewith.

Exhibit 99.   Pages 10 through 12 of American     Electronically filed herewith.
              Express Company's Quarterly Report
              on Form 10-Q for the quarter ended
              June 30, 1999, discussing Year 2000.