Form 10-Q/A
period 1999-06-30
AMERICAN EXPRESS CREDIT CORP
filed 1999-08-25
CIK 4969

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                         ____________________

                               FORM 10-Q/A
                         ____________________

                              Amendment No. 1

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X   NO
                                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at August 16, 1999
-----                                   ------------------------------

Common Stock, $.10 par value            1,504,938 shares

                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


  This amendment is being filed to amend Exhibit 27 to reflect the correct period for the Condensed Consolidated Statement of Income.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN EXPRESS CREDIT CORPORATION
                                        (REGISTRANT)


DATE:             August 25, 1999       /s/Walker C. Tompkins, Jr.
                                        --------------------------
                                        Walker C. Tompkins, Jr.
                                        (President, Chief Executive Officer)


                                        /s/Erich Komdat
                                        ---------------
                                        Erich Komdat
                                        (Vice President, Chief Accounting
                                        Officer)





                            EXHIBIT INDEX

                 Pursuant to Item 601 of Regulation S-K


                     Description
                     -----------
Exhibit 27.   Financial data schedule, as amended.