Form 10-Q
period 1999-09-30
AMERICAN EXPRESS CREDIT CORP
filed 1999-11-15
CIK 4969

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ____________________

                                  FORM 10-Q
                             ____________________

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

Class                                    Outstanding at November 15, 1999
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

                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


                               FORM 10-Q

                                 INDEX

                                                                  Page No.
                                                                  --------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Condensed consolidated statements
                      of income and retained earnings - three and
                      nine months ended September 30, 1999 and 1998     3

                      Condensed consolidated balance
                      sheets - September 30, 1999 and
                      December 31, 1998                                 4

                      Condensed consolidated statements
                      of cash flows - nine months ended
                      September 30, 1999 and 1998                       5

                      Notes to condensed consolidated
                      financial statements                              6

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     7


PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                  11

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


                                PART I

Item 1.   FINANCIAL STATEMENTS


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND RETAINED EARNINGS
                              (millions)
                              (Unaudited)


                                           Three Months          Nine Months
                                               Ended                Ended
                                           September 30,         September 30,
                                          -----------------  -----------------
                                             1999     1998     1999     1998
                                             ----     ----     ----     ----
Revenues
Revenue earned from purchased
    accounts receivable                    $  443   $  457   $1,336   $1,421
Interest income from affiliates                23       46      102      136
Interest income from investments               36       41      103      105
Other income                                    1        1        4        4
                                              ---      ---    -----    -----
Total                                         503      545    1,545    1,666
                                              ---      ---    -----    -----


Expenses
Interest expense - affiliates                  35       38      105      132
Interest expense - other                      240      266      717      767
Provision for doubtful accounts,
    net of recoveries                         146      148      443      480
Other expenses                                  5        6       17       20
                                              ---      ---    -----    -----
Total                                         426      458    1,282    1,399
                                              ---      ---    -----    -----

Income before taxes                            77       87      263      267
Income tax provision                           27       30       92       93
                                               --       --       --       --
Net income                                     50       57      171      174

Retained earnings at beginning of period    1,953    1,862    1,832    1,745
                                            -----    -----    -----    -----
Retained earnings at end of period         $2,003   $1,919   $2,003   $1,919
                                           ======   ======   ======   ======


       See notes to condensed consolidated financial statements.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (millions)

                                            (Unaudited)
                                            September 30, December 31,
                                                1999         1998
                                                ----         ----
Assets
Cash and cash equivalents                    $    563    $    648
Investments                                       956         353

Accounts receivable                            21,101      19,241
Less:  reserve for doubtful accounts              612         597
                                               ------      ------
                                               20,489      18,644

Loans and deposits with affiliates              1,124       3,353
Deferred charges and other assets                 429         652
                                             --------    --------
Total assets                                 $ 23,561    $ 23,650
                                             ========    ========

Liabilities and shareholder's equity
Short-term debt with affiliates              $  1,844    $  1,261
Short-term debt - other                        15,320      16,267
Current portion of long-term debt - other         550         353
Long-term debt with affiliate                     910         910
Long-term debt - other                          1,625       2,143
                                                -----       -----
Total debt                                     20,249      20,934

Due to affiliates                                 792         425
Accrued interest and other liabilities            243         182
                                               ------      ------
Total liabilities                              21,284      21,541
                                               ======      ======

Deferred discount revenue                         115         115
                                                  ---         ---

Shareholder's equity:
Common stock                                        1           1
Capital surplus                                   161         161
Retained earnings                               2,003       1,832
Other comprehensive income, net of tax:
     Net unrealized securities losses              (3)         --
                                                -----       -----
Total shareholder's equity                      2,162       1,994
                                                -----       -----
Total liabilities and shareholder's equity   $ 23,561    $ 23,650
                                             ========    ========


         See notes to condensed consolidated financial statements.


                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)
                              (Unaudited)
                                                              Nine Months
                                                                 Ended
                                                             September 30,
                                                          -------------------
                                                              1999     1998
                                                              ----     ----
Cash Flows from Operating Activities:
Net income                                                 $   171  $   174
Adjustments to reconcile net income to net cash and
    cash equivalents provided by operating activities:
    Provision for doubtful accounts, net of recoveries         443      480
    Amortization of deferred underwriting fees and bond
       discount/premium                                          4        4
    Changes in operating assets and liabilities:
       (Increase) decrease in deferred tax assets               (4)      11
       Increase in interest receivable and
       other operating assets                                  (11)     (75)
       Increase in due to affiliates                             1        4
       Increase in accrued interest and other liabilities       90       39
       Decrease in deferred discount revenue                    --       (6)
                                                               ---      ---
Net cash and cash equivalents provided by operating
       activities                                              694      631
                                                               ---      ---

Cash Flows from Investing Activities:
(Increase) decrease in accounts receivable                  (2,217)     216
Recoveries of accounts receivable previously written off       127      127
Purchase of investments                                       (641)    (153)
Maturity of investments                                         33       17
Purchase of participation interest in seller's interest
       in accounts receivable from an affiliate               (959)    (312)
Sale of participation interest in seller's interest
       in accounts receivable to an affiliate                  247    1,120
Sale of net accounts receivable to an affiliate                447       --
Decrease (increase) in loans and deposits due from
       affiliates                                            2,229       (2)
Net increase in loans and deposits to third parties             --      (94)
Increase (decrease) in due to affiliates                       668     (998)
                                                               ---     ----
Net cash and cash equivalents used in investing
       activities                                              (66)     (79)
                                                              ----      ---

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt with
   affiliates with maturity less than ninety days              584     (144)
Net (decrease) increase in short-term debt - other
   with maturity less than ninety days                      (1,437)     705
Proceeds from issuance of debt                               7,183    4,492
Repayment of debt                                           (7,043)  (3,601)
                                                            ------   ------
Net cash and cash equivalents (used in) provided by
   financing activities                                       (713)   1,452
                                                              ----    -----

Net (decrease) increase in cash and cash equivalents           (85)   2,004
Cash and cash equivalents at beginning of period               648      374
                                                               ---      ---
Cash and cash equivalents at end of period                 $   563  $ 2,378
                                                           =======  =======

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

    The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 1999 and the consolidated results of its operations and changes in its retained earnings for the nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

 2. For the nine-month periods ended September 30, 1999 and 1998,
    Credco paid $814 million and $885 million of interest, respectively. Income taxes paid for each of the nine-month periods ended September 30, 1999 and 1998 were $92 million and $70 million, respectively.

 3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At September 30, 1999, Credco held $229 million of American Express Master Trust Class B Certificates which were classified as held to maturity. The fair value of the held to maturity securities at September 30, 1999 was $227 million.

    Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At September 30, 1999, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost and fair value of these available for sale securities at September 30, 1999 were $445 million. In addition, Credco has a portfolio of corporate and government securities which is managed by American Express Financial Advisors, a wholly-owned subsidiary of American Express Company. The book value and fair value of these available for sale securities as of September 30, 1999 were $287 million and $282 million, respectively.

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

                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)



 5. In the second and third quarter of 1999, the American Express
    Credit Account Master Trust (the "Master Trust") issued an additional $2.5 billion and $1.5 billion, respectively, of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $158 million and $95 million in the second and third quarter of 1999, respectively, of gross seller's interest, net of reserves, to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., a wholly-owned subsidiary of American Express Company.

    In addition, in the second and third quarter of 1999, CRC purchased $208 million and $142 million, respectively, in Class C Certificates issued by the Master Trust.

    In July 1999, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio which increased the participation interests owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust. In addition, $29 million of Class B Certificates owned by CRC matured in July 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1999, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $1.4 billion of debt under the Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3 billion. In January 1999, under this program, TRS issued and sold $500 million 5.625% Fixed Rate Notes, maturing in 2004.

At September 30, 1999, Credco had the ability to issue $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

In May 1999, Credco renegotiated its credit facilities, increasing available credit lines by $1.1 billion. Committed credit line facilities at September 30, 1999 and 1998 totaled $8.3 billion and $7.2 billion, respectively.

                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 1999 and 1998 was 1.32 and 1.30, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the nine-month periods ended September 30, 1999 and 1998 was 2.55 and 2.27, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $123 billion and $113 billion of Cardmember receivables during the nine-month periods ended September 30, 1999 and 1998, respectively. At September 30, 1999 and December 31, 1998, Credco owned $18.5 billion and $17.1 billion, respectively, of Charge Card receivables of which $2.6 billion and $2.9 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). The Trust was formed in 1992 by TRS to securitize U.S. charge Cardmember receivables.

In addition, at September 30, 1999 and December 31, 1998, Credco owned extended payment plan receivables totaling $2.6 billion and $2.1 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at September 30, 1999 and December 31, 1998 include $412 million and $154 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"). The Master Trust was formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the nine-month periods ended September 30, 1999 and 1998, the average life of Cardmember receivables owned by Credco was 43 days.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the nine-month periods ended September 30, 1999 and 1998 was .38 percent and .43 percent, respectively.

Credco's decrease in revenue for the nine-month period ended
September 30, 1999, is attributable to a decrease in the discount and interest rates on receivables purchased. Interest income decreased for the nine-month period ended September 30, 1999 due to a lower volume of average investments outstanding and a decline in interest rates. Interest expense decreased for the nine months ended September 30, 1999 primarily due to a decrease in interest rates. Provision for doubtful accounts for the nine-month period also decreased reflecting lower provision rates.


                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September
30, 1999, compared with the nine-month period ended September 30, 1998
($ in millions):

                                                              Nine-
                                                              Month
                                                             Period
                                                             ------
Revenue earned from purchased accounts receivable-
changes attributable to:
     Volume of receivables purchased                           123
     Discount and interest rates                              (208)
                                                              ----
         Total                                                 (85)
                                                               ===

Interest income from affiliates - changes attributable to:
     Volume of average investments outstanding                 (25)
     Interest rates                                             (9)
                                                                --
         Total                                                 (34)
                                                               ===

Interest income from investments - changes attributable to:
     Volume of average investments outstanding                   7
     Interest rates                                             (9)
                                                                --
         Total                                                  (2)
                                                                ==

Interest expense (affiliates) - changes attributable to:
     Volume of average debt outstanding                        (15)
     Interest rates                                            (12)
                                                               ---
         Total                                                 (27)
                                                               ===

Interest expense (other) - changes attributable to:
     Volume of average debt outstanding                         48
     Interest rates                                            (98)
                                                               ---
         Total                                                 (50)
                                                               ===


Provision for doubtful accounts - changes attributable to:
     Volume of receivables purchased                            49
     Provision rates and volume of recoveries                  (86)
                                                               ---
         Total                                                 (37)
                                                               ===

                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                 Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts
($ in millions):

                                                 1999           1998
                                                 ----           ----
         Balance, January 1                      $597           $633
         Provision for losses                     570            607
         Accounts written off                    (589)          (614)
         Other                                     34            (23)
                                                 ----           ----
         Balance, September 30                   $612           $603
                                                 ====           ====


The following table shows the aging of Charge Card receivables:

                                                   September 30,
                                          ------------------------------
                                                1999           1998
                                                ----           ----
          Current                               81.6%          80.7%
          30 to 59 days                         13.4           14.2
          60 to 89 days                          2.1            2.1
          90 days and over                       2.9            3.0

Year 2000
The year 2000 ("Y2K") issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Credco's internal debt management systems have been reviewed and remediated in light of the Y2K issue. The Card issuers, which are subsidiaries or affiliates of TRS, at their expense and as agents for Credco, perform all services necessary to bill and collect all Cardmember receivables owned by Credco. American Express has conducted a comprehensive review of its computer systems and business processes (including systems and processes of the Card issuers) to identify the major systems that could be affected by the Y2K issue. American Express has substantially completed remediation and testing of individual internal systems and American Express' primary focus is on planning year-end activities related to Y2K.** The costs related to the Y2K issue, which are expensed by American Express as incurred have not had, nor are they expected to have, a material impact on Credco's results of operations or financial condition.** For further discussion of American Express' addressing of the Y2K issue, please see pages 10 through 12 of American Express Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (dated November 12, 1999) and which is incorporated herein by reference and attached as Exhibit 99.

Various statements in this Y2K discussion marked with two asterisks
(**) are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of Credco and American Express to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix and test the affected systems, the costs of labor and consultants related to such efforts as well as those involving the development and implementation of contingency plans, the continued availability of such personnel, the ability of third parties that interface with Credco and American Express to successfully address their Y2K issues, and the ability of American Express and Credco to assess potential internal and external Y2K exposures and develop effective contingency plans in connection therewith.

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

               27.     Financial data schedule.

               99 Pages 10 through 12 of American Express Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, discussing Year 2000.


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


                                          AMERICAN EXPRESS CREDIT CORPORATION
                                          (REGISTRANT)

DATE:     November 15, 1999           By  /s/Walker C. Tompkins, Jr.
                                          --------------------------
                                          Walker C. Tompkins, Jr.
                                          (President, Chief Executive Officer)


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

Exhibit 99.   Pages 10 through 12 of American   Electronically filed herewith.
              Express Company's Quarterly
              Report on Form 10-Q for the
              quarter ended September 30,
              1999, discussing Year 2000.