Form 10-K405
period 1999-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2000-03-30
CIK 4969

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

                  For the fiscal year ended December 31, 1999

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

 Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
              Title of each class                  on which registered
 ----------------------------------------          -------------------
 6 1/8% Senior Debentures due June 15, 2000        New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:  None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             -
American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 30, 2000, 1,504,938 shares were outstanding.

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

   Credco is primarily engaged in the business of purchasing most charge Cardmember receivables arising from the use of the American Express(R) Card, including the American Express(R) Gold Card, Platinum Card(R) and Corporate Card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain revolving credit receivables arising from the use of American Express credit cards (whether branded the "Optima(R)Card" or otherwise), interest-bearing extended payment plan Sign & Travel(R) receivables, Special Purchase Account(SM) receivables which provide for extended payment for certain charges, interest-bearing equipment financing installment loans and non-interest-bearing deferred merchandise receivables arising from direct mail merchandise sales by TRS. The American Express Card and American Express credit cards are collectively referred to herein as the "Card."

AMERICAN EXPRESS CARD BUSINESS

TRS currently issues the Card in over 50 currencies (including cards issued by banks and other qualified institutions). The Card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept the Card. TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges, and in certain instances, the average charge amount and the amount of information provided.

The Charge Card is primarily designed as a method of payment and not as a means of financing purchases of goods or services and carries no pre-set spending limit. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of certain extended payment plans, Charge Cards require payment of the full amount billed each month from the Cardmember upon receipt of the bill, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation. The American Express credit card comprises a family of revolving credit cards marketed in the United States and other countries.

The American Express Charge Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates the use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements;
and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Recently, certain federal privacy-related laws were enacted governing the collection and use of customer information by financial institutions.
Federal legislation also regulates abusive debt collection practices.
In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. The application of federal and state bankruptcy and debtor relief laws affect Credco to the extent such laws result in any amounts owed being classified as delinquent and/or charged off as uncollectible. These laws and regulations have not had, and are not expected to have, a material adverse effect on the Charge Card and consumer lending businesses, either in the United States or on a worldwide basis.

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

Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco, although, certain extended payment plan receivables are purchased by Credco. At December 31, 1999 and 1998, extended payment plan receivables owned by Credco totaled $2.7 billion and $2.1 billion representing
11.5 percent and 11.1 percent, respectively, of all interests in receivables owned by Credco. These extended payment plan receivables consist of certain interest-bearing extended payment plan receivables comprised principally of American Express credit card and Sign & Travel receivables, Special Purchase Account receivables, interest-bearing equipment financing installment loans and non-interest-bearing deferred merchandise receivables arising from direct mail merchandise sales by TRS.

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

American Express, as the parent of TRS, has agreed with Credco that it will take all necessary steps to assure performance of certain of TRS' obligations under the Receivables Agreements between TRS and Credco. The Receivables Agreements may be terminated at any time by the parties thereto, generally upon little or no notice. Alternatively, such parties may agree to reduce the required 1.25 fixed charge coverage ratio, which could result in lower discount rates and, consequently, lower revenues and net income for Credco. The obligations of Credco are not guaranteed under the Receivables Agreements or otherwise by American Express or the Card issuers.

Credco, to date, has not experienced any material systems failures related to the Year 2000 ("Y2K") rollover. Credco will continue its Y2K monitoring and address any issues that may arise from internal systems or those of third parties.

VOLUME OF BUSINESS

The following table shows the volume of Cardmember receivables purchased by Credco, net of Cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (millions):


              Volume of Cardmember                 Cardmember Receivables Owned
              Receivables Purchased                       at December 31,

   Year   Domestic   Foreign       Total          Domestic    Foreign      Total
   ----   --------   -------       -----          --------    -------      -----
   1999   $131,849   $41,822    $173,671          $18,478     $4,985     $23,463
   1998    116,957    38,105     155,062           15,198      4,043      19,241
   1997    108,573    37,030     145,603           15,581      4,028      19,609
   1996    100,512    35,299     135,811           13,530      3,829      17,359
   1995     91,299    30,638     121,937           13,179      3,260      16,439

The Card business does not experience significant seasonal fluctuation, although Card billed business tends to be moderately higher in the fourth quarter than in other quarters.

TRS' asset securitization programs disclosed above have reduced the volume of domestic Cardmember receivables purchased and the amount owned by Credco.

The average life of Cardmember receivables owned by Credco for each of the five years ended December 31 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco) were:




                                              Average Life of Cardmember
                              Year               Receivables (in days)
                              ----               ---------------------
                              1999                        42
                              1998                        43
                              1997                        43
                              1996                        43
                              1995                        43


The following table shows the aging of billed, non-interest-bearing charge
Cardmember receivables:


                                                       December 31,
                                             1999                          1998
                                             ----                          ----
     Current                                82.4%                         79.4%
     30 to 59 days                          12.6                          15.2
     60 to 89 days                           2.1                           2.4
     90 days and over                        2.9                           3.0


LOSS EXPERIENCE

Credco generally writes off against its reserve for doubtful accounts the total balance in an account for which any portion remains unpaid twelve months from the date of original billing for non-interest-bearing Charge Card receivables and after six contractual payments are past due for interest-bearing revolving credit receivables. Accounts are written off earlier if deemed uncollectible.

The following table sets forth Credco's write-offs, net of recoveries, expressed in millions and as a percentage of the volume of Cardmember receivables purchased by Credco in each of the years indicated:

                                    1999    1998      1997      1996       1995
                                    ----    ----      ----      ----       ----
Write-offs, net of recoveries       $616    $647      $615      $630       $508

% of net Cardmember
  receivables purchased              .35%    .42%      .42%      .46%       .42%

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

                                                 Weighted Average
                                    Year           Interest Cost
                                    ----           -------------
                                    1999                5.16%
                                    1998                5.66
                                    1997                5.66
                                    1996                5.67
                                    1995                6.30

From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 1999 was $5.8 billion. At December 31, 1999, the amount borrowed was $2.4 billion. See notes 5 and 6 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

FOREIGN OPERATIONS

See notes 2, 8 and 11 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.

EMPLOYEES

At December 31, 1999, Credco had 28 employees.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December
31:


($ in millions)           1999    1998     1997       1996       1995
                          ----    ----     ----       ----       ----
INCOME STATEMENT DATA

Revenues                 2,168   2,214    2,064      2,166      1,988

Interest expense         1,130   1,190    1,125      1,117      1,054

Provision for doubtful
  accounts, net of
  recoveries               672     632      584        712        625

Income tax provision       120     128      114        115        105

Net income                 223     237      212        215        197

BALANCE SHEET DATA

Accounts receivable     23,463  19,241   19,609     17,359     16,439

Reserve for doubtful
  accounts                (684)   (597)    (633)      (638)      (624)

Total assets            27,262  23,650   23,053     20,165     20,192

Short-term debt         20,231  17,528   16,582     14,537     14,202

Current portion of
  long-term debt           550     353        4        211        409

Long-term debt           2,575   3,053    3,264      2,469      2,673

Shareholder's equity     2,061   1,994    1,907      1,845      1,780

Cash dividends             150     150      150        150        150

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Credco's receivables portfolio consists of Charge Card receivables and revolving credit receivables purchased without recourse from TRS throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables. These participation interests are owned by two master trusts formed by TRS as part of its asset securitization programs. At December 31, 1999 and 1998, respectively, Credco owned $20.8 billion and $17.1 billion of Charge Card receivables and participation in Charge Card receivables, representing 88.5 percent and 88.9 percent, respectively, of the total receivables owned. Revolving credit receivables, representing 11.5 percent and 11.1 percent of the total receivables owned, were $2.7 billion and $2.1 billion at December 31, 1999 and 1998, respectively.

As part of Credco's business of funding receivables, Credco made variable rate loans to American Express Centurion Bank ("Centurion
Bank"), a wholly-owned subsidiary of TRS, which were secured by Optima receivables owned by Centurion Bank. At December 31, 1999, there were no such loans outstanding. At December 31, 1998, $2.3 billion of such loans were outstanding. The loan agreements required Centurion Bank to maintain, as collateral, Optima receivables equal to the outstanding loan balance plus an amount equal to three times the receivable reserve applicable to such Optima receivables.

Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $16.5 billion for 1999 and $15.2 billion for 1998.

An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. In 1999, Credco renegotiated its credit facilities, increasing available credit lines by $1 billion. Committed credit line facilities at December 31, 1999 and 1998 totaled $9 billion and $8 billion, respectively. In addition, Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had short-term borrowings under uncommitted lines of credit totaling $36 million and $68 million at December 31, 1999 and 1998, respectively.

During 1999, 1998 and 1997, Credco's average long-term debt outstanding was $3.1 billion, $3.4 billion and $2.9 billion, respectively. At December 31, 1999, Credco had approximately $2.4 billion of medium- and long-term debt and warrants available for issuance under shelf registrations filed with the Securities and Exchange Commission. In addition, at December 31, 1999, Credco had the ability to issue $1.4 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, TRS, AEOCC, Centurion Bank and American Express Bank, Ltd., (a wholly-owned subsidiary of American Express). The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3.0 billion.

Credco paid dividends of $150 million to TRS in both December 1999 and 1998.

In 1998, Credco issued $150 million 1 1/8% Cash Exchangeable Notes due February 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Credco exercised its right to call these notes in February 2000. Accordingly, the related hedging agreements were called at the same time.

In 1999, the American Express Credit Account Master Trust (the "Master Trust") issued an additional $4.0 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $253 million of gross seller's interest ($247 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, in 1999, CRC purchased $350 million of Class C Certificates issued by the Master Trust.

In February 2000, the Master Trust securitized an additional $1.0 billion of loans. At the time of these issuances, CRC sold $66 million of gross seller's interest ($65 million, net of reserves) to RFCII. In addition, CRC purchased $85 million of Class C Certificates.

In 1999, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interests owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust. In addition, $29 million of Class B Certificates owned by CRC matured in 1999.

RESULTS OF OPERATIONS

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.30 in 1999, 1.31 in 1998 and 1.29 in 1997. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased. The average life of Cardmember receivables was 42 days for the year ended December 31, 1999 and 43 days for each of the years ended December 31, 1998 and 1997.

Credco's revenues decreased in 1999 primarily due to lower interest income from affiliates as a result of a decrease in the volume of average investments outstanding and interest rates. Interest expense decreased in 1999 primarily due to a decrease in interest rates. Provision for doubtful accounts increased in 1999 reflecting a higher volume of receivables purchased.

The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

                                                 1999       1998          1997
                                                 ----       ----          ----
Revenue earned from purchased accounts
 receivable-changes attributable to:
   Volume of receivables purchased              $ 230      $  97         $ 157
   Discount and interest rates                   (222)        40          (214)
                                                -----      -----         -----
                 Total                          $   8      $ 137         $ (57)
                                                =====      =====         =====
Interest income from affiliates-changes
 attributable to:
   Volume of average investments outstanding    $ (54)     $ $11            $9
   Interest rates                                  (6)        (4)            4
                                                -----      -----         -----
                 Total                          $ (60)     $   7         $  13
                                                =====      =====         =====
Interest income from investments-changes
 attributable to:
   Volume of average investments outstanding    $  13      $   6         $ (65)
   Interest rates                                  (6)         0             6
                                                -----      -----         -----
                 Total                             $7      $   6         $ (59)
                                                =====      =====         =====
Interest expense affiliates-changes
 attributable to:
   Volume of average debt outstanding           $  (9)      $(14)         $ 37
   Interest rates                                 (10)        (1)            8
                                                -----      -----         -----
                 Total                          $ (19)     $ (15)        $  45
                                                =====      =====         =====

Interest expense other-changes
 attributable to:
   Volume of average debt outstanding             $59      $  79         $ (31)
   Interest rates                                (100)         1            (6)
                                                -----      -----         -----
                 Total                          $ (41)     $  80         $ (37)
                                                =====      =====         =====
Provision for doubtful accounts-changes
 attributable to:
   Volume of receivables purchased              $  95      $  50         $  65
   Provision rates and volume of recoveries       (55)        (2)         (193)
                                                -----      -----         -----
                 Total                          $  40      $  48         $(128)
                                                =====      =====         =====

ACCOUNTING DEVELOPMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Changes in the fair value of a derivative will be recorded in income or directly to equity, depending on the instrument's designated use. The ultimate financial effect of the new rule will be measured based on the derivatives in place at adoption and cannot be estimated at this time.

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

The following sections include sensitivity analyses of two different tests of market risk and estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur. As a result, actual earnings consequences will differ from those quantified below.

Credco's hedging policies are established, maintained and monitored by a central treasury function. Credco generally manages its exposures along product lines. A variety of interest rate and foreign exchange hedging strategies are employed to manage interest rate and foreign currency risks.

Credco funds its Charge Card receivables and Cardmember loans using on-balance sheet funding sources such as long- and short-term debt, medium-term notes and commercial paper and other debt. For Credco's Charge Card and fixed rate lending products, interest rate exposure is managed through the issuance of long- and short-term debt and the use of interest rate swaps. During 1998, Credco targeted the funding mix for these products to be approximating 100 percent floating rate and purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all U.S. dollar funding costs. The majority of these caps matured during 1998. In early 1999, Credco entered into a series of interest rate swaps to convert a majority of its domestic funding from floating rate to fixed rate. During the second half of 1999 and in early 2000, Credco entered into additional swaps. The effect of these additional swaps was to increase the amount of fixed rate funding.

For the majority of Credco's Cardmember loans, which are linked to a floating rate base and generally reprice each month, Credco generally uses floating rate funding and, to the extent necessary, enters into interest rate swaps to achieve funding rates that reprice similarly with changes in the base rate of the underlying loans.

The detrimental effect on Credco's pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $92 million and $115 million, based on 1999 and 1998 year-end positions, respectively. This effect is primarily due to the extent of variable rate funding of the Charge Card and fixed rate lending products. The reduction from 1998 to 1999 is primarily due to interest rate swaps purchased beginning in early 1999. Had the swaps entered into in early 1999 been in effect at December 31, 1998, the 1998 effect would have been substantially lower. Had the series of swaps entered into in early 2000 been in effect at December 31, 1999, the 1999 effect would also have been substantially lower.

Credco's foreign exchange risk arising from cross-currency charges and balance sheet exposures is managed primarily by entering into agreements to buy and sell currencies on a spot or forward basis.

Based on the year-end 1999 and 1998 foreign exchange positions, the effect on Credco's earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.


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

                         AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

     DATE     March 30, 2000         By       /s/  Walker C. Tompkins, Jr.
              ------------------------------- -------------------------------
                                              Walker C. Tompkins, Jr.
                                              President and Chief Executive
                                                Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

     DATE     March 30, 2000         By       /s/  Walker C. Tompkins, Jr.
              ------------------------------- ----------------------------------
                                              Walker C. Tompkins, Jr.
                                              President and Chief Executive
                                                Officer


     DATE     March 30, 2000                  /s/  Erich Komdat
              ------------------------------- ----------------------------------
                                              Erich Komdat
                                              Vice President, Chief Accounting
                                                Officer


     DATE     March 30, 2000                  /s/  Richard K. Goeltz
              ------------------------------- ----------------------------------
                                              Richard K. Goeltz
                                              Chairman of the Board
                                                and Director (principal
                                                financial officer)



     DATE     March 30, 2000                  /s/ Kim D. Rosenberg
              ------------------------------- ----------------------------------
                                              Kim D. Rosenberg
                                              Director



     DATE     March 30, 2000                  /s/ Jay B. Stevelman
              ------------------------------- ----------------------------------
                                              Jay B. Stevelman
                                              Director

                       AMERICAN EXPRESS CREDIT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS
                      COVERED BY REPORT OF INDEPENDENT AUDITORS

                                 (ITEM 14 (a))


                                                                  Page Number
                                                                  -----------
FINANCIAL STATEMENTS:

Report of independent auditors                                        F - 2

Consolidated statements of income for each of the three
years ended December 31, 1999, 1998 and 1997                          F - 3

Consolidated balance sheets at December 31, 1999 and 1998             F - 4

Consolidated statements of cash flows for each of the
three years ended December 31, 1999, 1998 and 1997                    F - 5

Consolidated statements of shareholder's equity for each
of the three years ended December 31, 1999, 1998 and 1997             F - 6

Notes to consolidated financial statements                       F - 7 to F - 17


SCHEDULE:

II - Valuation and qualifying accounts for each of the
     three years ended December 31, 1999, 1998 and 1997               F - 18

All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        /s/ Ernst & Young LLP





     New York, New York
     February 3, 2000


                    AMERICAN EXPRESS CREDIT CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (millions)




     Years Ended December 31,              1999            1998            1997
                                           ----            ----            ----
     Revenues

     Revenue earned from purchased
       accounts receivable               $1,901          $1,893           $1,756
     Interest income from affiliates        120             180              173

     Interest income from investments       143             136              130
     Other income                             4               5                5
                                          -----           -----            -----
              Total                       2,168           2,214            2,064
                                          =====           =====            =====

     Expenses

     Interest expense - affiliates          145             164              179
     Interest expense - other               985           1,026              946
     Provision for doubtful accounts,
      net of recoveries of $172, $168
      and $183                              672             632              584
     Other expenses                          23              27               29
                                          -----           -----            -----
              Total                       1,825           1,849            1,738
                                          =====           =====            =====
     Income before taxes                    343             365              326
     Income tax provision                   120             128              114
                                          -----           -----            -----
     Net income                            $223            $237             $212
                                          =====           =====            =====

              See notes to consolidated financial statements.


                    AMERICAN EXPRESS CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                 (millions)


     December 31,                                   1999                   1998
                                                    ----                   ----
     Assets

     Cash and cash equivalents                     $1,102                  $648
     Investments                                      947                   353
     Accounts receivable                           23,463                19,241
         Less: reserve for doubtful accounts          684                   597
                                                   ------                ------
                                                   22,779                18,644
     Loans and deposits with affiliates             1,461                 3,353
     Deferred charges and other assets                973                   652
                                                   ------                ------
     Total assets                                 $27,262               $23,650
                                                   ======                ======

     Liabilities and Shareholder's Equity

     Short-term debt with affiliates               $1,494                $1,261
     Short-term debt - other                       18,737                16,267
     Current portion of long-term debt                550                   353
     Long-term debt with affiliate                    910                   910
     Long-term debt - other                         1,665                 2,143
                                                   ------                ------
     Total debt                                    23,356                20,934

     Due to affiliates                              1,459                   425
     Accrued interest and other liabilities           248                   182
                                                   ------                ------
     Total liabilities                             25,063                21,541
                                                   ======                ======

     Deferred discount revenue                        138                   115
                                                   ------                ------
     Shareholder's Equity

     Common stock - authorized 3,000,000
         shares of $.10 par value; issued
         and outstanding 1,504,938 shares               1                     1
     Capital surplus                                  161                   161
     Retained earnings                              1,905                 1,832
     Other comprehensive income, net of tax:
         Net unrealized securities losses              (6)                    -
                                                  -------                ------
     Total shareholder's equity                     2,061                 1,994
                                                  =======                ======
     Total liabilities and shareholder's equity   $27,262               $23,650
                                                  =======                ======

           See notes to consolidated financial statements.


                    AMERICAN EXPRESS CREDIT CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)


Years Ended December 31,                     1999          1998              1997
                                             ----          ----              ----
Cash Flows From Operating Activities:
Net Income                                   $223          $237              $212
Adjustments to reconcile net income to
 net cash and cash equivalents provided
 by operating activities:
 Provision for doubtful accounts,
  net of recoveries                           672           632               584
 Amortization of deferred underwriting
  fees and bond discount/premium                1             5                 -
 Changes in operating assets and
 liabilities:
    (Increase) decrease in deferred tax
     assets                                   (17)          (28)               43
     Increase in interest receivable and
     other operating assets                   (43)          (33)              (12)
    (Decrease) increase in due to
     affiliates                               (15)           52                 8
     Increase in accrued interest and
     other liabilities                         83            42                18
     Increase (decrease) in deferred
     discount revenue                          23            (2)               17
                                           ------         ------           ------
Net cash and cash equivalents provided
by operating activities                       927           905               870
                                           ======         ======           ======

Cash Flows From Investing Activities:
Increase in accounts receivable            (4,976)       (1,261)           (2,694)
Recoveries of accounts receivable
 previously written off                       172           168               183

Purchase of investments                      (641)         (153)             (247)
Maturity of investments                        36            17                29

Sale of investments                             2             -                 -
Purchase of participation interest in
 seller's interest in accounts
 receivable from an affiliate                (959)         (312)             (728)
Sale of participation interest in
  seller's interest in accounts
    receivable to an affiliate                247         1,120                95

Sale of net accounts receivable to an
 affiliate                                    586              -              219

Decrease (increase) in loans and
 deposits due from affiliates               1,892          (201)             (300)
Increase (decrease) in due to affiliates      962          (949)              192
                                           ------         ------           ------
Net cash and cash equivalents used in
 investing activities                      (2,679)       (1,571)           (3,251)
                                           ======         ======           ======

Cash Flows From Financing Activities:
Net increase (decrease) in short-term
debt with affiliates with maturities
less than ninety days                         233          (510)              496

Net increase in short-term debt - other
  with maturities less than ninety days       350           795             3,271

Proceeds from issuance of debt             10,426         5,492             8,027
Redemption of debt                         (8,653)       (4,687)           (9,156)
Dividend paid to TRS                         (150)         (150)             (150)
                                           ------        ------            ------
Net cash and cash equivalents provided
by financing activities                     2,206           940             2,488
                                           ------        ------            ------
Net increase in cash and cash
 equivalents                                  454           274               107
                                           ------        ------            ------
Cash and cash equivalents at beginning
 of year                                      648           374               267
                                           ------        ------            ------
Cash and cash equivalents at end of year   $1,102          $648              $374
                                           ------        ------            ------

        See notes to consolidated financial statements.


                    AMERICAN EXPRESS CREDIT CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 1999, 1998 and 1997
                                 (millions)

                                                           Accumulated
                             Total                           Other
                           Shareholder's Common  Capital  Comprehensive Retained
                             Equity      Stock   Surplus     Losses     Earnings
                           ------------  -----   -------   -----------  --------
Balances at January 1, 1997     $1,845      $1     $161        $ -      $1,683

Comprehensive income:
  Net income                       212                                     212
                                   ---
  Total comprehensive income       212
Dividend to TRS                   (150)      -        -          -        (150)
                                ------     ---     ----        ---      ------
Balances at December 31, 1997    1,907       1      161          -       1,745

Comprehensive income:
  Net income                       237                                     237
                                ------
  Total comprehensive income       237
Dividend to TRS                   (150)      -        -          -        (150)
                                ------     ---     ----        ---      ------
Balances at December 31, 1998    1,994       1      161          -       1,832

Comprehensive income:
  Net income                       223                                     223
  Change in net unrealized
  securities losses                 (6)                         (6)
                                ------
  Total comprehensive income       217
Dividend to TRS                   (150)      -        -          -        (150)
                                ------     ---     ----        ---      ------
Balances at December 31, 1999   $2,061      $1     $161        $(6)     $1,905
                                ======     ===     ====        ===      ======

     See notes to consolidated financial statements.

                    AMERICAN EXPRESS CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Credco and all its subsidiaries. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 1999 and 1998 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

The fair values of investments, long-term debt and derivative instruments are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

INTEREST RATE TRANSACTIONS

Credco enters into various interest rate agreements as a means of managing its interest rate exposure. Interest rates charged on consumer lending receivables are linked to a floating rate base and generally reprice monthly. Credco generally uses floating rate funding and, to the extent necessary, enters into interest rate swaps to achieve funding rates that reprice similarly with changes in the base rate of the underlying loans. These interest rate agreements which modify the terms of an underlying debt obligation are accounted for by recording interest expense using the revised interest rate with any fees or other payments amortized as yield adjustments. It is Credco's normal practice not to terminate, sell or dispose of interest rate agreements or the underlying debt to which the agreements are designated prior to maturity. In the event Credco terminates, sells or disposes of an agreement prior to maturity, the gain or loss would be deferred and recognized as an adjustment of yield over the remaining life of the underlying debt.

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

ACCOUNTING CHANGE

Credco adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," prospectively as of January 1, 1999. This SOP requires the capitalization of certain costs incurred after the date of adoption to develop or obtain software for internal use. Credco's policy had been to expense such costs as incurred. The amounts capitalized are amortized on a straight-line basis over a period not to exceed five years. The adoption of SOP 98-1 had no material effect on Credco for the year ended December 31, 1999.

3. INVESTMENTS

At December 31, 1999 and 1998, Credco held $229 million and $258 million, respectively, of American Express Master Trust Class B Certificates. These securities are classified as held to maturity and are stated at amortized cost. The fair value of these securities at December 31, 1999 and 1998, was $225 million and $267 million, respectively.

Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At December 31, 1999 and 1998, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost and fair value of these available for sale securities at December 31, 1999 and 1998 was $445 million and $95 million, respectively. In addition, Credco has a portfolio of corporate and government securities which is managed by American Express Financial Advisors, a wholly-owned subsidiary of American Express. The book value and fair value of these available for sale securities as of December 31, 1999 was $281 million and $273 million, respectively.

The available for sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demands or funding sources and terms.

The change in net unrealized securities losses recognized in Other Comprehensive Income includes two components: (1) unrealized gains (losses) that arose during the period from changes in market value of securities that were held during the period (holding gains (losses)), and (2) gains or losses that were previously unrealized, but have been recognized in the current period net income due to sales of available for sale securities (reclassification for realized gains). This reclassification has no effect on total Comprehensive Income or Shareholder's Equity. For the year ended December 31, 1999, the components of other comprehensive losses were $6.0 million in holding losses and $0.3 million in realized losses (net of tax).

4. ACCOUNTS RECEIVABLE

At December 31, 1999 and 1998, respectively, Credco owned $20.8 billion and $17.1 billion of Charge Card receivables and participation in Charge Card receivables, representing 88.5 percent and 88.9 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. charge Cardmember receivables, CRC purchases from American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust (the "Trust"), which was formed in 1992 to securitize U.S. charge Cardmember receivables. The gross participation interests represent undivided interests in the receivables conveyed to the Trust by RFC. In 1999, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interests owned by CRC. In addition, $29 million of Class B Certificates owned by CRC matured in 1999. At December 31, 1999 and 1998, Credco owned approximately $4.0 billion and $2.9 billion, respectively, of participation interests in receivables owned by the Trust, representing 16.9 percent and 14.9 percent, respectively, of its total accounts receivable.

At December 31, 1999 and 1998, Credco owned extended payment plan receivables totaling $2.7 billion and $2.1 billion, respectively, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, representing 11.5 percent and 11.1 percent, respectively, of its total interests in accounts receivable. The extended payment plan receivables owned at December 31, 1999 and 1998 include $465 million and $154 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed by Centurion Bank in 1996 to securitize revolving credit loans. In
1999, the Master Trust issued an additional $4.0 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $253 million of gross seller's interest ($247 million, net of reserves) to American Express Receivables Financing
Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, in 1999, CRC purchased $350 million of Class C Certificates issued by the Master Trust.

In February 2000, the Master Trust securitized an additional $1.0 billion of loans. At the time of these issuances, CRC sold $66 million of gross seller's interest ($65 million, net of reserves) to RFCII. In addition, CRC purchased $85 million of Class C Certificates.

5. SHORT-TERM DEBT

At December 31, short-term debt consisted of (millions):


                                           1999                    1998
                                           ----                    ----
Commercial paper                        $18,471                 $16,064
Borrowings from affiliates                1,494                   1,261
Borrowings under lines of credit             36                      68
Borrowing agreements with bank trust
 departments and others                     230                     135
                                        -------                 -------
Total short-term debt                   $20,231                 $17,528
                                        -------                 -------


Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

In 1999, Credco renegotiated its credit line facilities, increasing available credit lines by $1 billion. Credco had committed credit line facilities totaling $9 billion and $8 billion at December 31, 1999 and 1998, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 1999 and 1998.

At December 31, 1999 and 1998, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $36 million and $68 million, respectively.

Credco's annual weighted average short-term interest rate was 5.12 percent, 5.62 percent and 5.60 percent for the years ended December 31, 1999, 1998 and 1997, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 1999, $4.9 billion of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 5.04 percent.

Credco paid $962 million, $977 million and $940 million of interest on short-term debt obligations in 1999, 1998 and 1997, respectively.

6. LONG-TERM DEBT


                                                      1999
                                                      ----
                                                                   Year-End
                                                      Notional  Stated Rate
December 31, (millions)               Outstanding    Amount of      on Debt
                                          Balance        Swaps        (a,b)
                                        ----------    --------     -------
Senior notes due 2000-2005                 $1,199       $1,200        6.34%
Variable rate debt with
  American Express due 2004                   910            -        5.84%
Medium-term fixed rate notes due 2002         400          400        6.50%
Medium-term variable rate notes due           400          400        6.26%
  2002
Exchangeable notes due 2003                   214          150        1.13%
Swiss franc notes due 2002-2003                 1            -        5.13%
Other senior notes due 2006-2017                1            -        5.94%
Net unamortized bond discount                   -            -          -
                                           ------       ------        -----
Total long-term debt                       $3,125       $2,150
                                           ======       ======


                                                      1999
                                                      ----
                                          Year-End
                                          Effective
                                          Interest
December 31,                              Rate with    Maturity
                                          Swaps (a,b)  of Swaps
                                          -----------  --------
Senior notes due 2000-2005                   6.41%    2000-2005
Variable rate debt with
  American Express due 2004                     -           -
Medium-term fixed rate notes due 2002        6.06%       2002
Medium-term variable rate notes due          6.51%       2002
  2002
Exchangeable notes due 2003                  6.11%       2003
Swiss franc notes due 2002-2003                 -           -
Other senior notes due 2006-2017                -           -
Net unamortized bond discount                   -           -
                                             ----       -----
Total long-term debt

                                                         1998
                                                         ----
                                                                       Year-End
                                                        Notional    Stated Rate
December 31, (millions)                   Outstanding  Amount of        on Debt
                                              Balance      Swaps          (a,b)
                                              -------      -----        -------
Senior notes due 2000-2005                    $1,548       $1,550         6.69%
Variable rate debt with
  American Express due 2004                      910            -         5.11%
Medium-term fixed rate notes due 2002            400          400         6.50%
Medium-term variable rate notes due              399          399         5.27%
  2002
Exchangeable notes due 2003                      143          150         1.13%
Swiss franc notes due 2002-2003                    5            -         3.87%
Other senior notes due 2006-2017                   2            -         7.40%
Net unamortized bond discount                     (1)           -           -
                                              ------       ------         -----
Total long-term debt                          $3,406       $2,499
                                              ======       ======

(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 1999 and 1998; these rates are not an indication of future interest rates.
(b)  Weighted average rates were determined where appropriate.

The above table includes the current portion of long-term debt of $550 million and $353 million at December 31, 1999 and 1998, respectively.

The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding at December 31, 1999 and 1998, was $3.1 billion and $3.5 billion, respectively.

   Aggregate annual maturities of long-term debt for the five years ending December 31, 2004 are as follows (millions): 2000 - $550; 2001 - $550; 2002 -
$800; 2003 - $214; 2004 - $910.

   In 1998, Credco issued $150 million 1 1/8% Cash Exchangeable Notes due February 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Credco exercised its right to call these notes in February 2000. Accordingly, the related hedging agreements were called at the same time.

Credco paid $175 million in 1999, $209 million in 1998 and $192 million in 1997 of interest on long-term debt obligations.

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

There are a number of risks associated with derivatives. Market risk is the possibility that the value of the derivative financial instrument will change. Credco is not exposed to market risk related to derivatives held for nontrading purposes beyond that inherent in cash market transactions. Credco does not enter into derivative contracts with features that would leverage or multiply its market risk. Credit risk related to derivatives and other off-balance sheet financial instruments is the possibility that the counterparty will not fulfill the terms of the contract. It is monitored through established approval procedures, including setting concentration limits by counterparty and country, reviewing credit ratings and requiring collateral where appropriate. A significant portion of Credco's transactions are with counterparties rated A or better by nationally recognized credit rating agencies. Credco also uses master netting agreements which allows Credco to settle multiple contracts with a single counterparty in one net receipt or payment in the event of counterparty default.

At December 31, 1999 and 1998, the aggregate notional amount of Credco's derivative instruments was $15.7 billion ($348 million with affiliates) and $9.5 billion ($360 million with affiliates), respectively. Credit risk approximates the fair value of contracts in a gain position (asset) and totaled $127 million ($0.4 million with affiliates) at December 31, 1999 and $101 million ($1.7 million with affiliates) at December 31, 1998. The fair value represents the replacement cost and is determined by market values, dealer quotes or pricing models.

The following tables detail information regarding Credco's derivatives
(millions):

                         Notional    Carrying Value           Fair Value
December 31, 1999          Amount   Asset   Liability      Asset     Liability
-----------------          ------   -----   ---------      -----     ---------
Interest rate products    $12,930     $53         $55       $123           $96
Forward contracts           2,767      29           3          4            27
                           ------  ------      ------     ------        ------
 Total                    $15,697     $82         $58       $127          $123
                           ------  ------      ------     ------        ------

                         Notional   Carrying Value           Fair Value
December 31, 1998          Amount  Asset   Liability       Asset     Liability
-----------------          ------  -----   ---------       -----     ---------

Interest rate products     $7,505    $68         $52         $83           $83
Forward contracts           2,037     12           3          18             4
                           ------  -----      ------      ------        ------
 Total                     $9,542    $80         $55        $101           $87
                           ------  -----      ------      ------        ------

INTEREST RATE PRODUCTS

Credco uses interest rate products to maintain a predetermined mix of fixed and variable rate debt in order to achieve a desired level of interest rate exposure to manage funding costs related to its Cardmember receivables and Cardmember loans. The principal product used is interest rate swaps, which involve the exchange, for a specified period of time, of fixed or floating rate interest payments based on a notional or contractual amount. During 1998, Credco targeted the funding mix for its Charge Card and fixed rate lending products to be approximating 100 percent floating rate and purchased interest rate caps to limit the adverse effect of an interest rate increase on substantially all U.S. dollar funding costs. The majority of these caps matured during 1998. In early 1999, Credco entered into a series of interest rate swaps to convert a majority of its domestic funding from floating rate to fixed rate. During the second half of 1999 and in early 2000, Credco entered into additional swaps. The effect of these additional swaps was to increase the amount of fixed rate funding. Credco enters into currency swaps to convert U.S. dollar denominated debt into other currencies in order to match foreign denominated receivables with funding of the same currency and to achieve a desired level of interest rate exposure.
Currency swap agreements are contracts to exchange currency and interest payments for a specific period of time.

Interest rates charged on Credco's revolving credit receivables are linked to a floating rate base and generally reprice each month. Credco generally uses floating rate funding and, to the extent necessary enters into interest rate swaps paying rates that reprice similarly with changes in the base rate of the underlying loans.

As interest rate products manage interest rate exposure, interest is accrued and reported in accounts receivable and other assets, or accrued interest and other liabilities, and interest expense, as appropriate.

Aggregate annual expirations of interest rate products are as follows (notional amount in millions): 2000 - $7,592; 2001 - $3,721; 2002 - $1,125; 2003 - $274;
2004 - $118; 2005 - $100.

The following table details information regarding Credco's interest rate products at December 31, 1999 (millions):

                                                                 Weighted Average Interest Rate
                       Notional  Primary Variable                ------------------------------
 Type                  Amount        Rate Index                        Fixed        Floating
 --------------------  -------   ---------------                 ---------------- -------------
 Floating to fixed      $9,137     USD CP H15/1 month LIBOR         5.45%          5.39%

 Fixed to floating      $3,393     1 month LIBOR and                5.75%          5.88%
                                   3 month LIBOR

 Floating to floating   $  400     1 month LIBOR and                   -         5.85%/6.00%
                                   3 month LIBOR


FOREIGN CURRENCY PRODUCTS

Credco uses foreign currency products to manage transactions denominated in foreign currencies.

Foreign currency exposures are hedged, where practical and economical, through foreign currency forward contracts. Foreign currency forward contracts involve the purchase or sale of a designated currency at an agreed upon rate for settlement on a specified date. As Credco is exposed to transaction risk with regard to receivables denominated in foreign currencies and since foreign currency forward contracts reduce that exposure, the contracts are accounted for as hedges. These foreign currency forward contracts are marked to the current spot rate with the gain or loss recorded in income to offset the transaction gain or loss resulting from the receivables. The receivable or payable with the counterparty to the foreign currency forward contracts which result from this process is reported in other assets or liabilities, as appropriate. The discount or premium on foreign currency forward contracts is reported in other assets or liabilities, as appropriate, and amortized to interest expense over the terms of the contracts.

The following table summarizes Credco's forward contracts by major currencies as of December 31 (millions):


                                                   1999                    1998
                                                   ----                    ----
   Pound Sterling                                $1,413                  $  915
   Canadian Dollar                                  549                     501
   Australian Dollar                                225                      35
   German Mark                                      160                     178
   Hong Kong Dollar                                 155                     223
   Swedish Krona                                    110                      97
   Other                                            155                      88
                                                  -----                   -----
   Total forward contracts                       $2,767                  $2,037
                                                 ======                  ======

Foreign currency forward contracts generally mature within one year. At December 31, 1999, Credco had no significant unhedged foreign currency exposures.

9. TRANSACTIONS WITH AFFILIATES

In 1999, 1998 and 1997, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $174 billion, $155 billion and $146 billion, respectively.

Agreements for the purchase of non-interest-bearing receivables generally provide that Credco purchase such receivables at a discount rate which yields earnings to Credco equal to at least 1.25 times its fixed charges on an annual basis.

The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 1999 and 1998, Credco owned approximately $4.0 billion and $2.9 billion, respectively, of participation interests in receivables owned by the Trust, representing 16.9 percent and 14.9 percent, respectively, of its total accounts receivable.

In July 1999, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interests owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the Trust.

The extended payment plan receivables owned at December 31, 1999 and 1998 include $465 million and $154 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the Master Trust.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):


                                                   1999         1998        1997
                                                   ----         ----        ----
Cash and cash equivalents at December 31             $5           $4          $6
Maximum month-end level of cash and cash
  equivalents during the year                         7           17           9
Secured loans to American Express Centurion
  Bank at December 31                                 0        2,300       2,300
Other loans and deposits to affiliates
 at December 31                                   1,461        1,053         850
Maximum month-end level of loans and deposits
 to affiliates during the year                    3,433        3,353       3,150
Borrowings at December 31                         2,404        2,171       2,680
Maximum month-end level of borrowings
 during the year                                  4,725        5,819       4,588
Interest income                                     120          180         173
Other income                                          4            5           5
Interest expense                                    145          164         179
                                                  ------      ------       -----

At December 31, 1999, Credco had no variable rate secured loans to Centurion Bank and $2.3 billion at both December 31, 1998 and 1997. These loans were secured by certain interest-bearing extended payment plan receivables owned by Centurion Bank.

At December 31, 1999, 1998 and 1997, Credco held variable rate loans to American Express due in 2004 of $850 million. Additionally, Credco had
$605 million and $199 million loans to American Express ATM Holdings, Inc., a wholly-owned subsidiary of TRS, at December 31, 1999 and 1998, respectively.

Interest income from these loans were $120 million, $180 million and $173 million for 1999, 1998 and 1997, respectively.

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

The income tax expense for the years ended December 31 consists of the following ($ in millions):

                   1999       1998      1997
                   ----       ----      ----
Federal             110        126       114
Foreign              10          2         -
                   ----       ----      ----
  Total             120        128       114
                   ====       ====      ====

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

                                 1999             1998              1997
                                 ----             ----              ----
     Current                     $134             $156               $71
     Deferred                     (14)             (28)               43
                                 ----             ----              ----

     Total income tax provision  $120             $128              $114
                                 ====             ====              ====



Credco's net deferred tax assets, which are included in other assets, consisted of the following (millions):

                                               1999            1998
                                               ----            ----
        Deferred tax assets                    $218            $203

        Deferred tax liabilities                  -              (1)
                                               ----            ----

        Net deferred tax assets                $218            $202
                                               ====            ====

Deferred tax assets for 1999 and 1998 consists primarily of reserve for loan losses of $216 million and $201 million, respectively. Deferred tax liabilities for 1998 consisted primarily of foreign exchange contracts. At December 31, 1999 and 1998, no valuation allowances were required.

Included in due to affiliates is the current federal tax payable to TRS of $4.4 million and $30 million at December 31, 1999 and 1998, respectively.

In 1999, 1998 and 1997, total net income taxes paid, including taxes paid to TRS, were $159 million, $97 million and $74 million, respectively.

The U.S. Statutory tax rate and effective tax rate for 1999, 1998 and 1997 was approximately 35%.

The items comprising comprehensive income in the consolidated statements of shareholder's equity are presented net of income tax. The changes in net unrealized securities losses are presented net of tax benefits of $3 million for 1999. There were no net unrealized securities losses for 1998.

11. GEOGRAPHIC SEGMENTS

Credco is principally engaged in the business of purchasing Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):


                                1999              1998             1997
                                ----              ----             ----
     Revenues
       United States          $1,811            $1,857           $1,723
       International             357               357              341
                              ------            ------           ------
       Consolidated           $2,168            $2,214           $2,064
                              ------            ------           ------
     Income before taxes
       United States          $  295            $  316           $  286
       International              48                49               40
                              ------            ------           ------
       Consolidated           $  343            $  365           $  326
                              ------            ------           ------

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (millions):

     Quarter Ended        12/31         9/30         6/30        3/31
                          -----         -----        ----        ----
                                            1999
                                            ----
     Revenues              $623         $503         $543        $499
     Income before taxes     80           77           93          93
     Net income              52           50           61          60
                           ----         ----         ----        ----

                                            1998
                                            ----
     Revenues              $548         $545         $581        $540
     Income before taxes     98           87           94          86
     Net income              63           57           61          56
                           ----         ----         ----        ----



                         AMERICAN EXPRESS CREDIT CORPORATION
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                    (millions)


                                            1999           1998            1997
     Reserve for doubtful accounts:         ----           ----            ----
     Balance at beginning of year           $597           $633            $638
     Additions:
       Provision for doubtful accounts
         charged to income (1)               844            800             767
       Other credits (2)                      71             48              53
       Foreign translation                     -             (1)             (5)
     Deductions:
       Accounts written off                  788            815             798
       Other charges (3)                      40             68              22
                                            ----           ----            ----
     Balance at end of year                 $684           $597            $633
                                            ====           ====            ====
     Reserve for doubtful accounts as a
       percentage of Cardmember receivables
       owned at year end                    2.91%          3.10%           3.23%
                                            ====           ====            ====

(1) Before recoveries on accounts previously written off of (millions):
    1999-$172, 1998-$168 and 1997-$183.

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

 3 (b)         Registrant's By-Laws, amended   Incorporated by reference to
               and restated as of November     Exhibit 3 (b) to
               24, 1980                        Registrant's Annual Report
                                               on Form 10-K (Commission
                                               File No. 1-6908) for the
                                               year ended December 31, 1985.


 4 (a)         Registrant's Debt Securities    Incorporated by reference to
               Indenture dated as of           Exhibit 4 (s) to
               September 1, 1987               Registrant's Registration
                                               Statement on Form S-3 dated
                                               September 2, 1987
                                               (File No. 33-16874).

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

 4 (c)         Form of Debenture with optional Incorporated by reference to
               redemption and sinking fund     Exhibit 4 (u) to
               provisions                      Registrant's Registration
                                               Statement on Form S-3 dated
                                               September 2, 1987
                                               (File No. 33-16874).

 4 (d)         Form of Original Issue Discount Incorporated by reference to
               Note with optional redemption   Exhibit 4 (v) to
               provision                       Registrant's Registration
                                               Statement on Form S-3 dated
                                               September 2, 1987 (File No.
                                               33-16874).


 4(e)          Form of Zero Coupon Note with   Incorporated by reference to
               optional redemption provisions  Exhibit 4 (w) to
                                               Registrant's Registration
                                               Statement on Form S-3 dated
                                               September 2, 1987 (File No.
                                               33-16874).

 4 (f)         Form of Variable Rate Note with Incorporated by reference to
               optional redemption and         Exhibit 4 (x) to
               repayment provisions            Registrant's Registration
                                               Statement on Form S-3 dated
                                               September 2, 1987 (File No.
                                               33-16874).

 4 (g)         Form of Extendible Note with    Incorporated by reference to
               optional redemption and         Exhibit 4 (y) to
               repayment provisions            Registrant's Registration
                                               Statement on Form S-3 dated
                                               September 2, 1987
                                               (File No. 33-16874).

 4 (h)         Form of Fixed Rate Medium-Term  Incorporated by reference to
               Note                            Exhibit 4 (z) to
                                               Registrant's Registration
                                               Statement on Form S-3 dated
                                               September 2, 1987
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

 4 (l)         Terms and conditions of debt      Incorporated by reference to
               instruments to be issued          Exhibit 4(l) to Registrant's
               outside the U.S.                  Annual Report on Form 10-K
                                                 (Commission File No. 1-6908)
                                                 for the year ended December
                                                 31, 1997.

 4 (m) The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant

 10 (a)        Receivables Agreement dated as    Incorporated by reference to
               of January 1,1983 between the     Exhibit 10 (b) to
               Registrant and American Express   Registrant's Annual Report
               Travel Related Services Company,  on Form 10-K (Commission
               Inc.                              File No. 1-6908) for the
                                                 year ended December 31, 1987.

 10 (b)        Secured Loan Agreement dated as   Incorporated by reference to
               of June 30,1988 between the       Exhibit 10 (b) to
               Registrant and American Express   Registrant's Annual Report
               Centurion Bank                    on Form 10-K (Commission
                                                 File No. 1-6908) for the
                                                 year ended December 31, 1988.

 10 (c)        Participation Agreement dated     Incorporated by reference to
               as of August 3,1992 between       Exhibit 10(c) to
               American Express Receivables      Registrant's Annual Report
               Financing Corporation and         on Form 10-K (Commission
               Credco Receivables Corp.          File No. 1-6908) for the
                                                 year ended December 31, 1992.

 12.1          Computation in Support of Ratio   Electronically filed
               of Earnings to Fixed Charges      herewith.
               of American Express Credit
               Corporation

 12.2          Computation in Support of Ratio   Electronically filed
               of Earnings to Fixed Charges      herewith.
               of American Express Company

 23            Consent of Independent Auditors   Electronically filed
                                                 herewith.

 27            Financial Data Schedule           Electronically filed
                                                 herewith.