Form 10-Q
period 2000-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2000-05-15
CIK 4969

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-Q
                                   ---------

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

Registrant's telephone number including area code: (302) 594-3350.


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

Class                                    Outstanding at May 15, 2000
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




                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                               FORM 10-Q

                                 INDEX

                                                            Page No.
                                                            --------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Condensed consolidated statements
                      of income and retained earnings -
                      three months ended March 31,
                      2000 and 1999                             3

                      Condensed consolidated balance
                      sheets - March 31, 2000 and
                      December 31, 1999                         4

                      Condensed consolidated statements
                      of cash flows - three months ended
                      March 31, 2000 and 1999                   5

                      Notes to condensed consolidated
                      financial statements                      6

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                             7


PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K          11

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)



                                PART I

Item 1. Financial Statements


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND RETAINED EARNINGS
                              (millions)
                              (Unaudited)


                                            Three Months
                                               Ended
                                              March 31,
                                          ----------------
                                          2000        1999
                                          ----        ----
Revenues
Revenue earned from purchased
    accounts receivable                    $  551   $  425
Interest income from affiliates                21       43
Interest income from investments               34       29
Other income                                    3        2
                                              ---      ---
Total                                         609      499
                                              ---      ---

Expenses
Interest expense - affiliates                  46       38
Interest expense - other                      275      235
Provision for doubtful accounts,
    net of recoveries                         175      128
Other expenses                                  6        5
                                              ---      ---
Total                                         502      406
                                              ---      ---

Income before taxes                           107       93
Income tax provision                           37       33
                                              ---      ---
Net income                                     70       60

Retained earnings at beginning of period    1,905    1,832
                                            -----    -----
Retained earnings at end of period         $1,975   $1,892
                                           ======   ======



       See notes to condensed consolidated financial statements.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (millions)

                                              (Unaudited)
                                               March 31,      December 31,
                                                 2000            1999
                                                 ----            ----
Assets
Cash and cash equivalents                     $  1,677         $  1,102
Investments                                      1,028              947

Accounts receivable                             22,841           23,463
    Less: reserve for doubtful accounts            716              684
                                              --------         --------
                                                22,125           22,779

Loans and deposits with affiliates               1,251            1,461
Deferred charges and other assets                  323              575
                                              --------         --------
Total assets                                  $ 26,404         $ 26,864
                                              ========         ========

Liabilities and shareholder's equity
Short-term debt with affiliates               $  1,273         $  1,494
Short-term debt - other                         18,561           18,737
Current portion of long-term debt - other          550              550
Long-term debt with affiliate                      910              910
Long-term debt - other                           1,451            1,665
                                              --------         --------
Total debt                                      22,745           23,356

Due to affiliates                                1,259            1,061
Accrued interest and other liabilities             108              248
                                              --------         --------
Total liabilities                               24,112           24,665
                                              --------         --------

Deferred discount revenue                          162              138
                                              --------         --------

Shareholder's equity:
Common stock                                         1                1
Capital surplus                                    161              161
Retained earnings                                1,975            1,905
Other comprehensive income, net of tax:
    Net unrealized securities losses                (7)              (6)
                                              --------         --------
Total shareholder's equity                       2,130            2,061
                                              --------         --------
Total liabilities and shareholder's equity    $ 26,404         $ 26,864
                                              ========         ========



       See notes to condensed consolidated financial statements.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)
                              (Unaudited)
                                                              Three Months
                                                                  Ended
                                                                 March 31,
                                                         -----------------------
                                                            2000         1999
                                                            ----         ----
Cash Flows from Operating Activities:
Net income                                                 $  70         $ 60
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
  Provision for doubtful accounts,
      net of recoveries                                      175          128
    Amortization of deferred underwriting
      fees and bond discount/premium                           -            1
    Changes in operating assets and liabilities:
       Increase in deferred tax assets                       (10)          (1)
       Decrease (increase) in interest receivable
         and other operating assets                           66          (29)
       Increase in due to affiliates                          23           31
       (Decrease) increase in accrued interest
         and other liabilities                               (20)          72
       Increase (decrease) in deferred
         discount revenue                                     24          (15)
                                                             ---          ---
Net cash and cash equivalents provided by
    operating activities                                     328          247
                                                             ---          ---

Cash Flows from Investing Activities:
Decrease in accounts receivable                              322          611
Recoveries of accounts receivable previously
  written off                                                 48           39
Purchase of participation interest in
  seller's interest in accounts receivable
  from an affiliate                                            -         (317)
Sale of participation interest in seller's
  interest in accounts receivable to an affiliate             65            -
Sale of net accounts receivable to an affiliate                -          325
Purchase of investments                                      (85)           -
Maturity of investments                                        3            -
Net decrease (increase) in loans and deposits
  due from affiliates                                        210          (80)
Increase in due to affiliates                                188          240
                                                             ---          ---
Net cash and cash equivalents provided by
  investing activities                                       751          818
                                                             ---          ---

Cash Flows from Financing Activities:
Net (decrease) increase in short-term debt
  with affiliates with maturities less than
  ninety days                                               (221)          45
Net increase (decrease) in short-term
  debt - other with maturities less than
  ninety days                                              3,817           (4)
Proceeds from issuance of debt                               402        2,382
Redemption of debt                                        (4,502)      (2,037)
                                                          ------       ------
Net cash and cash equivalents (used in)
  provided by financing activities                          (504)         386
                                                            ----          ---


Net increase in cash and cash equivalents                    575        1,451
Cash and cash equivalents at beginning of period           1,102          648
                                                           -----          ---
Cash and cash equivalents at end of period               $ 1,677      $ 2,099
                                                         =======      =======



       See notes to condensed consolidated financial statements.
                                  -5-


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1. The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), for the year ended December 31, 1999. Significant accounting policies disclosed therein have not changed.

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 2000 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 2000 and 1999 and cash flows for the three-month periods ended March 31, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. For the three-month periods ended March 31, 2000 and 1999, Credco paid $307 million and $260 million of interest, respectively. Income taxes paid for each of the three-month periods ended March 31, 2000 and 1999 were $22 million and $1 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At March 31, 2000 and 1999, Credco held $229 million and $258 million, respectively, of American Express Master Trust Class B
     Certificates which were classified as held to maturity. The fair value of the held to maturity securities at March 31, 2000 and 1999 was $225 million and $265 million, respectively.

     Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At March 31, 2000 and 1999, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost approximates the fair value of these available for sale securities which were valued at $530 million and $95 million at March 31, 2000 and 1999, respectively. In addition, Credco has a portfolio of corporate and government securities which is managed by American Express Financial Advisors, a wholly-owned subsidiary of American Express Company ("American Express"). The book value and fair value of these available for sale securities as of March 31, 2000 was $278 million and $269 million, respectively.

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

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


4. In February 2000, the American Express Credit Account Master Trust (the "Master Trust") securitized $1 billion of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Master Trust. At the time of such issuance, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $66 million of gross seller's interest ($65 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., a wholly-owned subsidiary of American Express. In addition, CRC purchased $85 million of Class C Certificates.

     In May 2000, the Master Trust securitized an additional $1 billion of loans. At the time of this issuance, CRC sold $50 million of gross seller's interest ($49 million, net of reserves) to RFCII. In addition, CRC purchased $95 million of Class C Certificates.

5. In the first quarter of 2000, Credco called $150 million 1 1/8% Cash Exchangeable Notes due 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Accordingly, the related hedging agreements were called at the same time.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 2000, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $1.4 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank, Ltd., a wholly-owned indirect subsidiary of American Express. The maximum authorized aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $3.0 billion.

At March 31, 2000, Credco had the ability to issue approximately $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at March 31, 2000 and 1999 totaled
$8.5 billion and $7.2 billion, respectively. In April 2000, Credco renegotiated its credit facilities, increasing available credit lines by $950 million. As of April 30, 2000, committed credit line facilities totaled $9.2 billion.

In April and May 2000, Credco entered into additional interest rate swaps. The effect of these additional swaps was to increase the amount of fixed rate funding.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three-month periods ended March 31, 2000 and 1999 was 1.33 and 1.34, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the three-month periods ended March 31, 2000 and 1999 was 2.30 and 2.45, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $47 billion and $38 billion of Cardmember receivables during the three-month periods ended March 31, 2000 and 1999, respectively. At March 31, 2000 and December 31, 1999, Credco owned $20.1 billion and $20.8 billion, respectively, of Charge Card receivables of which $2.7 billion and $4.0 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). The Trust was formed in 1992 by TRS to securitize U.S. charge Cardmember receivables.

In addition, at both March 31, 2000 and December 31, 1999, Credco owned extended payment plan receivables totaling $2.7 billion, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at March 31, 2000 and December 31, 1999 include $362 million and $465 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the three-month periods ended March 31, 2000 and 1999, the average life of Cardmember receivables owned by Credco was 42 days and 43 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 2000 and 1999 was .29 percent and .38 percent, respectively.

Credco's increase in revenue for the three-month period ended March 31, 2000, is mainly attributable to an increase in the volume of receivables purchased. Interest income decreased for the three-month period ended March 31, 2000 primarily due to a lower volume of average investments outstanding. Interest expense increased for the three months ended March 31, 2000 due to an increase in the volume of average debt outstanding and interest rates. Provision for doubtful accounts for the three-month period also increased reflecting a higher volume of receivables purchased.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 2000, compared with the three-month period ended March 31, 1999
($ in millions):
                                                               Three
                                                               Month
                                                               Period
                                                               ------
Revenue earned from purchased accounts receivable-
changes attributable to:
     Volume of receivables purchased                              108
     Discount and interest rates                                   18
                                                                  ---
         Total                                                    126
                                                                  ===

Interest income from affiliates - changes attributable to:
     Volume of average investments outstanding                    (27)
     Interest rates                                                 5
                                                                  ---
         Total                                                    (22)
                                                                  ===

Interest income from investments - changes attributable to:
     Volume of average investments outstanding                     (1)
     Interest rates                                                 6
                                                                  ---
         Total                                                      5
                                                                  ===

Interest expense affiliates - changes attributable to:
     Volume of average debt outstanding                             1
     Interest rates                                                 7
                                                                  ---
         Total                                                      8
                                                                  ===

Interest expense other - changes attributable to:
     Volume of average debt outstanding                            15
     Interest rates                                                25
                                                                  ---
         Total                                                     40
                                                                  ===

Provision for doubtful accounts - changes attributable to:
     Volume of receivables purchased                               44
     Provision rates and volume of recoveries                       3
                                                                  ---
         Total                                                     47
                                                                  ===


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts
($ in millions):

                                              2000           1999
                                              ----           ----
           Balance, January 1                 $684           $597
           Provision for losses                223            167
           Accounts written off               (188)          (182)
           Other                                (3)             -
                                              ----           ----
           Balance, March 31                  $716           $582
                                              ====           ====


The following table shows the aging of Charge Card receivables:

                                                  March 31,
                                          ------------------------
                                            2000           1999
                                            ----           ----
            Current                         84.4%           82.2%
            30 to 59 days                   10.6            12.4
            60 to 89 days                    1.9             2.0
            90 days and over                 3.1             3.4

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


                  AMERICAN EXPRESS CREDIT CORPORATION
                             (Registrant)

DATE:       May 15, 2000           By   /s/Walker C. Tompkins, Jr.
                                        --------------------------
                                        Walker C. Tompkins, Jr.
                                        President and Chief Executive Officer


                                        /s/Erich Komdat
                                        -------------------------
                                        Erich Komdat
                                        Vice President, Chief Accounting
                                        Officer


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