Form 10-Q
period 2000-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2000-08-14
CIK 4969

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                           ____________________

                                FORM 10-Q
                           ____________________

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

Class                                Outstanding at August 14, 2000
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

                 AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                               FORM 10-Q

                                 INDEX

                                                                   Page No.
                                                                   --------
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed consolidated statements
                    of income and retained earnings - three and
                    six months ended June 30, 2000 and 1999            3

                    Condensed consolidated balance
                    sheets - June 30, 2000 and
                    December 31, 1999                                  4

                    Condensed consolidated statements
                    of cash flows - six months ended
                    June 30, 2000 and 1999                             5

                    Notes to condensed consolidated
                    financial statements                               6

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                      7


PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                  11


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)



                                PART I

Item 1.   Financial Statements


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND RETAINED EARNINGS
                              (millions)
                              (Unaudited)


                                              Three Months        Six Months
                                                 Ended               Ended
                                                June 30,            June 30,
                                              ------------       -------------
                                              2000    1999       2000     1999
                                              ----    ----       ----     ----
Revenues
Revenue earned from purchased
    accounts receivable                      $ 620   $ 468     $1,171   $ 893
Interest income from affiliates                 22      36         43      79
Interest income from investments                47      38         81      67
Other income                                     1       1          4       3
                                               ---     ---      -----   -----
Total                                          690     543      1,299   1,042
                                               ---     ---      -----   -----

Expenses
Interest expense - affiliates                  52      32         98      70
Interest expense - other                      310     242        585     477
Provision for doubtful accounts,
    net of recoveries                         205     169        380     297
Other expenses                                  5       7         11      12
                                              ---     ---      -----     ---
Total                                         572     450      1,074     856
                                              ---     ---      -----     ---

Income before taxes                           118      93        225     186
Income tax provision                           42      32         79      65
                                             ----    ----       ----    ----
Net income                                     76      61        146     121

Retained earnings at beginning of period    1,975   1,892      1,905   1,832
                                            -----   -----      -----   -----
Retained earnings at end of period         $2,051  $1,953     $2,051  $1,953
                                           ======  ======     ======  ======



       See notes to condensed consolidated financial statements.



                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (millions)


                                             (Unaudited)
                                               June 30,         December 31,
                                                 2000              1999
                                                 ----              ----

Assets
Cash and cash equivalents                     $   399           $ 1,102
Investments                                     1,232               947

Accounts receivable                            23,425            23,325
    Less: reserve for doubtful accounts           755               684
                                              -------           -------
                                               22,670            22,641

Loans and deposits with affiliates              1,308             1,461
Deferred charges and other assets                 386               575
                                              -------           -------
Total assets                                  $25,995           $26,726
                                              =======           =======

Liabilities and shareholder's equity
Short-term debt with affiliates               $ 2,452           $ 1,494
Short-term debt - other                        18,285            18,737
Current portion of long-term debt - other         500               550
Long-term debt with affiliate                     910               910
Long-term debt - other                          1,201             1,665
                                               ------            ------
Total debt                                     23,348            23,356

Due to affiliates                                 341             1,061
Accrued interest and other liabilities            100               248
                                               ------            ------
Total liabilities                              23,789            24,665
                                               ------            ------

Shareholder's equity:
Common stock                                        1                 1
Capital surplus                                   161               161
Retained earnings                               2,051             1,905
Other comprehensive income, net of tax:
    Net unrealized securities losses               (7)               (6)
                                              -------           -------

Total shareholder's equity                      2,206             2,061
                                              -------           -------
Total liabilities and shareholder's equity    $25,995           $26,726
                                              =======           =======



       See notes to condensed consolidated financial statements.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)



            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (millions)
                              (Unaudited)
                                                                 Six Months
                                                                   Ended
                                                                  June 30,
                                                                  --------
                                                               2000      1999
                                                               ----      ----

Cash Flows from Operating Activities:
Net income                                                    $ 146     $ 121
Adjustments to reconcile net income to net cash and
    cash equivalents provided by operating activities:
    Provision for doubtful accounts, net of recoveries          380       297
    Amortization of deferred underwriting fees and bond
       discount/premium                                           -         3
    Changes in operating assets and liabilities:
       Increase in deferred tax assets                          (18)       (2)
       Decrease (increase) in interest receivable and
        other operating assets                                  218       (70)
       Decrease in due to affiliates                            (12)     (212)
      (Decrease) increase in accrued interest
        and other liabilities                                  (150)      154
                                                              -----     -----
Net cash and cash equivalents provided by
 operating activities                                           564       291
                                                              -----     -----

Cash Flows from Investing Activities:
Increase in accounts receivable                                (799)   (1,014)
Recoveries of accounts receivable previously written off         88        82
Purchase of participation interest in seller's interest
    in accounts receivable from an affiliate                    (72)     (317)
Sale of participation interest in seller's interest in
 accounts receivable to an affiliate                            160       154
Sale of net accounts receivable to an affiliate                  74       325
Purchase of investments                                        (295)     (445)
Maturity of investments                                           9         -
Net decrease in loans and deposits due from affiliates          153     1,247
(Decrease) increase in due to affiliates                       (683)      380
                                                              -----     -----
Net cash and cash equivalents (used in) provided by
 investing activities                                        (1,365)      412
                                                             ------     -----

Cash Flows from Financing Activities:
Net increase in short-term debt with affiliates with
       maturities less than ninety days                         958       498
Net increase (decrease) in short-term debt - other with
       maturities less than ninety days                       3,181      (868)
Proceeds from issuance of debt                                1,320     5,028
Redemption of debt                                           (5,361)   (4,219)
                                                             ------    ------
Net cash and cash equivalents provided by
 financing activities                                            98       439
                                                             ------    ------

Net (decrease) increase in cash and cash equivalents           (703)    1,142
Cash and cash equivalents at beginning of period              1,102       648
                                                             ------    ------
Cash and cash equivalents at end of period                    $ 399    $1,790
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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 2000 and the consolidated results of its operations and changes in its retained earnings for the six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. For the six-month periods ended June 30, 2000 and 1999, Credco paid $686 million and $547 million of interest, respectively. Income taxes paid for each of the six-month periods ended June 30, 2000 and 1999 were $117 million and $47 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At June 30, 2000 and 1999, Credco held $229 million and $258 million, respectively, of American Express Master Trust Class B Certificates which were classified as held to maturity. The fair value of the held to maturity securities at June 30, 2000 and 1999 was $225 million and $259 million, respectively.

     Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At
     June 30, 2000 and 1999, Credco held American Express Credit
     Account Master Trust Class C Certificates which were classified as available for sale. The cost approximates the fair value of these available for sale securities which were valued at $740 million and $303 million at June 30, 2000 and 1999, respectively.
     In addition, Credco has a portfolio of corporate and government securities which is managed by American Express Financial
     Advisors, Inc., a wholly-owned indirect subsidiary of American Express Company ("American Express"). The book value of these available for sale securities as of June 30, 2000 and 1999 was $272 million and $237 million, respectively. The fair value of these investments as of June 30, 2000 and 1999 was $263 million and $235 million, respectively.

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

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)

4. In the first and second quarter of 2000, the American Express Credit Account Master Trust (the "Master Trust") securitized an additional $1.0 billion and $2.2 billion, respectively, of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $66 million ($65 million, net of reserves) and $98 million ($95 million, net of reserves) in the first and second quarter of 2000, respectively, of gross seller's interest to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., a wholly-owned subsidiary of American Express. In addition, in the first and second quarter of 2000, CRC purchased $85 million and $210 million, respectively, of Class C Certificates.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2000, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $4.4 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum authorized aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

At June 30, 2000, Credco had the ability to issue approximately $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at June 30, 2000 and 1999 totaled $9.2 billion and $8.3 billion, respectively.

In the second quarter of 2000, Credco entered into additional interest rate swaps. The effect of these additional swaps was to increase the amount of fixed rate funding.

                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the six-month periods ended June 30, 2000 and 1999 was 1.33 and 1.34, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the six-month periods ended June 30, 2000 and 1999 was 2.32 and 2.53, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $99 billion and $79 billion of Cardmember receivables during the six-month periods ended June 30, 2000 and 1999, respectively. At June 30, 2000 and December 31, 1999, Credco owned $20.9 billion and $20.6 billion, respectively, of Charge Card receivables of which $2.9 billion and $4.0 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). The Trust was formed in 1992 by TRS to securitize U.S. charge Cardmember receivables.

In addition, at both June 30, 2000 and December 31, 1999, Credco owned extended payment plan receivables totaling $2.5 billion and $2.7 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at June 30, 2000 and December 31, 1999 include $289 million and $465 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the six-month periods ended June 30, 2000 and 1999, the average life of Cardmember receivables owned by Credco was 42 days and 43 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 2000 and 1999 was .30 percent and .36 percent, respectively.

Credco's increase in revenue for the six-month period ended June 30, 2000, is mainly attributable to an increase in the volume of receivables purchased. Interest income decreased for the six-month period ended June 30, 2000 primarily due to a lower volume of average investments outstanding. Interest expense increased for the six months ended June 30, 2000 due to an increase in the volume of average debt outstanding and higher interest rates. Provision for doubtful accounts for the six-month period also increased reflecting a higher volume of receivables purchased.


                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)



The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 2000, compared with the six-month period ended June 30, 1999 ($ in millions):
                                                                  Six-
                                                                  Month
                                                                 Period
                                                                 ------
Revenue earned from purchased accounts receivable-
changes attributable to:
     Volume of receivables purchased                               215
     Discount and interest rates                                    63
                                                                  ----
         Total                                                     278
                                                                  ====

Interest income from affiliates - changes attributable to:
     Volume of average investments outstanding                     (46)
     Interest rates                                                 10
                                                                  ----
         Total                                                     (36)
                                                                  ====

Interest income from investments - changes attributable to:
     Volume of average investments outstanding                      (3)
     Interest rates                                                 17
                                                                  ----
         Total                                                      14
                                                                  ====

Interest expense affiliates - changes attributable to:
     Volume of average debt outstanding                             10
     Interest rates                                                 18
                                                                  ----
         Total                                                      28
                                                                  ====

Interest expense other - changes attributable to:
     Volume of average debt outstanding                             34
     Interest rates                                                 74
                                                                  ----
         Total                                                     108
                                                                  ====

Provision for doubtful accounts - changes attributable to:
     Volume of receivables purchased                                93
     Provision rates and volume of recoveries                      (10)
                                                                  ----
         Total                                                      83
                                                                  ====




                  AMERICAN EXPRESS CREDIT CORPORATION
            (a wholly-owned subsidiary of American Express
                Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts
($ in millions):

                                          2000           1999
                                          ----           ----
        Balance, January 1                $684           $597
        Provision for losses               468            379
        Accounts written off              (389)          (372)
        Other                               (8)            11
                                          ----           ----
        Balance, June 30                  $755           $615
                                          ====           ====


The following table shows the aging of Charge Card receivables:

                                                 June 30,
                                      ------------------------------
                                          2000            1999
                                          ----            ----
        Current                           84.1%           81.3%
        30 to 59 days                     11.4            13.8
        60 to 89 days                      1.8             2.0
        90 days and over                   2.7             2.9


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



                  AMERICAN EXPRESS CREDIT CORPORATION
                             (Registrant)

DATE:   August 14, 2000      By      /s/Walker C. Tompkins, Jr.
                                     --------------------------
                                     Walker C. Tompkins, Jr.
                                     President and Chief Executive Officer


                                     /s/Erich Komdat
                                     ---------------
                                     Erich Komdat
                                     Vice President and Chief Accounting
                                     Officer




                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K

                       Description                               How Filed
                       -----------                               ---------

Exhibit 12.1   Computation in Support of Ratio of             Electronically
               Earnings to Fixed Charges of American          filed herewith.
               Express Credit Corporation.

Exhibit 12.2   Computation in Support of Ratio of             Electronically
               Earnings to Fixed Charges of American Express filed herewith. Company.

Exhibit 27.    Financial Data Schedule.                       Electronically
                                                              filed herewith.