Form 10-Q
period 2000-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2000-11-14
CIK 4969

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

                For the quarterly period ended September 30, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                           Commission File No. 1-6908

                       AMERICAN EXPRESS CREDIT CORPORATION
             (Exact name of Registrant as specified in its charter)



         DELAWARE                                        11-1988350
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       ONE CHRISTINA CENTRE,
     301 NORTH WALNUT STREET,                            19801-2919
  SUITE 1002, WILMINGTON, DELAWARE                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number including area code: (302) 594-3350.


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

Class                                       Outstanding at November 14, 2000
-----------------------------               --------------------------------
Common Stock, $.10 par value                1,504,938 shares








                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    FORM 10-Q

                                      INDEX


                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

                 Condensed consolidated statements
                 of income and retained earnings - three and nine
                 months ended September 30, 2000 and 1999                3

                 Condensed consolidated balance
                 sheets - September 30, 2000 and
                 December 31, 1999                                       4

                 Condensed consolidated statements
                 of cash flows - nine months ended
                 September 30, 2000 and 1999                             5

                 Notes to condensed consolidated
                 financial statements                                    6

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                           7

                 Other Reporting Matters                                11


PART II. OTHER INFORMATION

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K                       12

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (millions)
                                   (Unaudited)

                                                       THREE MONTHS                  NINE MONTHS
                                                          ENDED                         ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ------------------------     ------------------------
                                                        2000         1999            2000         1999
                                                        ----         ----            ----         ----
REVENUES
Revenue earned from purchased accounts receivable     $  540       $  443          $1,711       $1,336
Interest income from affiliates                           28           23              71          102
Interest income from investments                          48           36             129          103
Other income                                               -            1               4            4
                                                  -----------  ----------      ----------   ----------
Total                                                    616          503           1,915        1,545
                                                  -----------  ----------      ----------   ----------


EXPENSES
Interest expense - affiliates                             56           35             154          105
Interest expense - other                                 319          240             904          717
Provision for doubtful accounts,
  net of recoveries                                      152          146             532          443
Other expenses                                             4            5              15           17
                                                  ----------   ----------       ---------    ---------
Total                                                    531          426           1,605        1,282
                                                  ----------   ----------       ---------    ---------


Income before taxes                                       85           77             310          263
Income tax provision                                      28           27             107           92
                                                  ----------   ----------       ---------    ---------
Net income                                                57           50             203          171

Retained earnings at beginning of period               2,051        1,953           1,905        1,832
                                                  ----------   ----------       ---------    ---------
Retained earnings at end of period                    $2,108       $2,003          $2,108       $2,003
                                                  ==========   ==========       =========    =========


            See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (millions)


                                                             (Unaudited)
                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                2000                   1999
                                                            ------------            -----------
ASSETS
Cash and cash equivalents                                      $  1,418                $  1,102
Investments                                                       1,271                     947

Accounts receivable                                              23,531                  23,325
    Less: reserve for doubtful accounts                             740                     684
                                                             ----------              ----------
                                                                 22,791                  22,641

Loans and deposits with affiliates                                1,701                   1,461
Deferred charges and other assets                                   382                     575
                                                             ----------              ----------
Total assets                                                    $27,563                 $26,726
                                                             ==========              ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Short-term debt with affiliates                                $  1,708                $  1,494
Short-term debt - other                                          20,301                  18,737
Current portion of long-term debt - other                           250                     550
Long-term debt with affiliate                                       910                     910
Long-term debt - other                                            1,202                   1,665
                                                             ----------              ----------
Total debt                                                       24,371                  23,356

Due to affiliates                                                   833                   1,061
Accrued interest and other liabilities                               94                     248
                                                             ----------              ----------
Total liabilities                                                25,298                  24,665
                                                             ----------              ----------

Shareholder's equity:
Common stock                                                          1                       1
Capital surplus                                                     161                     161
Retained earnings                                                 2,108                   1,905
Other comprehensive income, net of tax:
     Net unrealized securities losses                                (5)                     (6)
                                                             -----------             -----------
Total shareholder's equity                                        2,265                   2,061
                                                             -----------             -----------
Total liabilities and shareholder's equity                      $27,563                 $26,726
                                                             ===========             ===========


            See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                                                                NINE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                          2000              1999
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $  203           $   171
Adjustments to reconcile net income to net cash and
     cash equivalents provided by operating activities:
    Provision for doubtful accounts, net of recoveries                                     532               443
    Amortization of deferred underwriting fees and bond discount/premium                     1                 4
    Changes in operating assets and liabilities:
       Increase in deferred tax assets                                                      (6)               (4)
       Decrease (increase) in interest receivable and other operating assets               269               (11)
      (Decrease) increase in due to affiliates                                             (73)                1
      (Decrease) increase in accrued interest and other liabilities                       (159)               90
                                                                                      --------         ---------
Net cash and cash equivalents provided by operating activities                             767               694
                                                                                      --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accounts receivable                                                           (589)           (2,217)
Recoveries of accounts receivable previously written off                                   132               127
Purchase of participation interest in seller's interest
    in accounts receivable from an affiliate                                              (778)             (959)
Sale of participation interest in seller's interest
    in accounts receivable to an affiliate                                                 181               247
Sale of net accounts receivable to an affiliate                                            154               447
Purchase of investments                                                                   (370)             (641)
Maturity of investments                                                                     49                33
(Increase) decrease in loans and deposits due from affiliates                             (240)            2,229
(Decrease) increase in due to affiliates                                                  (117)              668
                                                                                      --------         ---------
Net cash and cash equivalents used in investing activities                              (1,578)              (66)
                                                                                      --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term debt with affiliates with
    maturities less than ninety days                                                       214               584
Net increase (decrease) in short-term debt - other with
    maturities less than ninety days                                                     5,087            (1,437)
Proceeds from issuance of debt                                                           2,072             7,183
Redemption of debt                                                                      (6,246)           (7,043)
                                                                                      --------         ---------
Net cash and cash equivalents provided by (used in)
    financing activities                                                                 1,127              (713)
                                                                                      --------         ---------

Net increase (decrease) in cash and cash equivalents                                       316               (85)
Cash and cash equivalents at beginning of period                                         1,102               648
                                                                                      --------         ---------
Cash and cash equivalents at end of period                                              $1,418           $   563
                                                                                      ========         =========

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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 2000 and the consolidated results of its operations and changes in its retained earnings for the nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. For the nine-month periods ended September 30, 2000 and 1999, Credco paid $1.1 billion and $0.8 billion of interest, respectively. Income taxes paid for each of the nine-month periods ended September 30, 2000 and 1999 were $188 million and $92 million, respectively.

3. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when Credco has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. At September 30, 2000 and 1999, Credco held $194 million and $229 million, respectively, of American Express Master Trust Class B Certificates which were classified as held to maturity. The fair value of the held to maturity securities at September 30, 2000 and 1999 was $193 million and $227 million, respectively.

     Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At September 30, 2000 and 1999, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost approximates the fair value of these available for sale securities which were valued at $815 million and $445 million at September 30, 2000 and 1999, respectively. In addition, Credco has a portfolio of corporate and government securities which is managed by American Express Financial Advisors, Inc., a wholly-owned indirect subsidiary of American Express Company ("American Express"). The book value of these available for sale securities as of September 30, 2000 and 1999 was $268 million and $287 million, respectively. The fair value of these investments as of September 30, 2000 and 1999 was $262 million and $282 million, respectively.

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



4. In the third quarter of 2000, the American Express Credit Account Master Trust (the "Master Trust") securitized an additional $0.8 billion of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $21 million ($21 million, net of reserves) of gross seller's interest to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., a wholly-owned subsidiary of American Express. In addition, CRC purchased $75 million of Class C Certificates issued by the Master Trust.

     The Master Trust securitized $1.0 billion and $2.2 billion of loans in the first and second quarter of 2000, respectively. At the time of these securitizations, CRC sold $66 million ($65 million, net of reserves) and $98 million ($95 million, net of reserves) in the first and second quarter of 2000, respectively, of gross seller's interest to RFCII. In addition, in the first and second quarter of 2000, CRC purchased $85 million and $210 million, respectively, of Class C Certificates.

     In September 2000, $600 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interest owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust. In addition, $35 million of Class B Certificates owned by CRC matured in September 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2000, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $4.4 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum authorized aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

At September 30, 2000, Credco had the ability to issue approximately $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at September 30, 2000 and 1999 totaled $9.5 billion and $8.3 billion, respectively.

In the second quarter of 2000, Credco had entered into additional interest rate swaps. The effect of these additional swaps was to increase the amount of fixed rate funding.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


RESULTS OF OPERATIONS

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 2000 and 1999 was 1.29 and 1.32, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the nine-month periods ended September 30, 2000 and 1999 was 2.30 and 2.55, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $150 billion and $123 billion of Cardmember receivables during the nine-month periods ended September 30, 2000 and 1999, respectively. At September 30, 2000 and December 31, 1999, Credco owned $21.4 billion and $20.6 billion, respectively, of Charge Card receivables of which $3.5 billion and $4.0 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). The Trust was formed in 1992 by TRS to securitize U.S. charge Cardmember receivables.

In addition, at September 30, 2000 and December 31, 1999, Credco owned extended payment plan receivables totaling $2.1 billion and $2.7 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at September 30, 2000 and December 31, 1999 include $308 million and $465 million, respectively, of participation interests owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed by Centurion Bank in 1996 to securitize revolving credit loans.

For the nine-month periods ended September 30, 2000 and 1999, the average life of Cardmember receivables owned by Credco was 42 days and 43 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the nine-month periods ended September 30, 2000 and 1999 was .32 percent and .38 percent, respectively.

Credco's increase in revenue for the nine-month period ended September 30, 2000, is mainly attributable to an increase in the volume of receivables purchased. Overall interest income decreased slightly for the nine-month period ended September 30, 2000 due to a lower volume of average investments outstanding offset by higher interest rates. Interest expense increased for the nine months ended September 30, 2000 due to an increase in the volume of average debt outstanding and higher interest rates. Provision for doubtful accounts for the nine-month period also increased reflecting a higher volume of receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 2000, compared with the nine-month period ended September 30, 1999 ($ in millions):



                                                                      NINE-
                                                                      MONTH
                                                                      PERIOD
                                                                      ------
Revenue earned from purchased accounts receivable-
changes attributable to:
     Volume of receivables purchased                                     303
     Discount and interest rates                                          72
                                                                       -----
         Total                                                           375
                                                                       =====

Interest income from affiliates - changes attributable to:
     Volume of average investments outstanding                           (49)
     Interest rates                                                       18
                                                                       -----
         Total                                                           (31)
                                                                       =====

Interest income from investments - changes attributable to:
     Volume of average investments outstanding                             -
     Interest rates                                                       26
                                                                       -----
         Total                                                            26
                                                                       =====

Interest expense affiliates - changes attributable to:
     Volume of average debt outstanding                                   18
     Interest rates                                                       31
                                                                       -----
         Total                                                            49
                                                                       =====

Interest expense other - changes attributable to:
     Volume of average debt outstanding                                   61
     Interest rates                                                      126
                                                                       -----
         Total                                                           187
                                                                       =====

Provision for doubtful accounts - changes attributable to:
     Volume of receivables purchased                                     127
     Provision rates and volume of recoveries                            (38)
                                                                       -----
         Total                                                            89
                                                                       =====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts ($ in millions):


                                                      2000              1999
                                                      ----              ----
                 Balance, January 1                   $684              $597
                 Provision for losses                  664               570
                 Accounts written off                 (611)             (589)
                 Other                                   3                34
                                                      ----              ----
                 Balance, September 30                $740              $612
                                                      ----              ----



        The following table shows the aging of Charge Card receivables:


                                                            SEPTEMBER 30,
                                                  -----------------------------
                                                      2000              1999
                                                      ----              ----
                 Current                              83.5%             81.6%
                 30 to 59 days                        11.8              13.4
                 60 to 89 days                         2.0               2.1
                 90 days and over                      2.7               2.9

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



OTHER REPORTING MATTERS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued, and subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded in income or directly to equity, depending on the instrument's designated use. The FASB is still addressing interpretive issues that will affect the accounting for derivatives. Thus, estimating the financial effects of transition to the new rule as if it were to occur as of September 30, 2000 is not fully calculable at this time. However, Credco believes that those financial effects would not have been material to its financial position or results of operations. The final financial effects of transition at January 1, 2001 will be measured based on the derivatives positions, market conditions, and the interpretative guidance issued by the FASB as of that time.

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)


DATE: November 14, 2000              By   /s/Walker C. Tompkins, Jr.
                                          --------------------------------------
                                          Walker C. Tompkins, Jr.
                                          President and Chief Executive Officer


                                          /s/Erich Komdat
                                          --------------------------------------
                                          Erich Komdat
                                          Vice President and Chief Accounting
                                          Officer



                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K



                           DESCRIPTION                       HOW FILED
                           -----------                       ---------
Exhibit 12.1  Computation in Support of Ratio     Electronically filed herewith.
              of Earnings to Fixed Charges of
              American Express Credit Corporation.

Exhibit 12.2  Computation in Support of Ratio     Electronically filed herewith.
              of Earnings to Fixed Charges of
              American Express Company.

Exhibit 27.   Financial Data Schedule.            Electronically filed herewith.