Form 10-K405
period 2000-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2001-04-02
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ----------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
               Title of each class                        on which registered
---------------------------------------------------     -----------------------
     6 1/8% Senior Debentures due November 15, 2001      New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 30, 2001, 1,504,938 shares were outstanding.

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

Credco is primarily engaged in the business of purchasing most charge Cardmember receivables arising from the use of the American Express(R) Card, including the American Express(R) Gold Card, Platinum Card(R) and Corporate Card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain revolving credit receivables arising from the use of American Express credit cards (whether branded the "Optima(R) Card" or otherwise), interest-bearing extended payment plans Sign & Travel(R) and Extended Payment Option receivables (which provide for extended payment for certain charges) and interest-bearing equipment financing installment loans. The American Express Card and American Express credit cards are collectively referred to herein as the "Card."

American Express Card Business

TRS currently issues the Card in over 50 currencies (including cards issued by banks and other qualified institutions). The Card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept the Card. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided.

The Charge Card is primarily designed as a method of payment and not as a means of financing purchases of goods or services and carries no pre-set spending limit. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of extended payment plans, Charge Cards require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation. The American Express credit card comprises a family of revolving credit cards marketed in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures.

The American Express Charge Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card

Disclosure Act, which mandates certain disclosures on credit and charge card applications. In addition, certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of federal and state bankruptcy and debtor relief laws affect Credco to the extent such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible.

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

Credco generally purchases non-interest-bearing charge Cardmember receivables at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables at face amount. The Receivables Agreements generally require that non-interest-bearing receivables be purchased at discount rates which yield to Credco earnings of not less than
1.25 times its fixed charges on an annual basis. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. New groups of Cardmember receivables are generally purchased net of reserve balances applicable thereto.

Extended payment plan receivables are primarily funded by subsidiaries of TRS other than Credco, although, certain extended payment plan receivables are purchased by Credco. At December 31, 2000 and 1999, extended payment plan receivables owned by Credco totaled $2.1 billion and $2.7 billion, representing
8.7 percent and 11.6 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables and interest-bearing equipment financing installment loans.

Credco, through a wholly-owned subsidiary, Credco Receivables Corp. ("CRC"), purchases gross participation interests in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables owned by two master trusts formed by TRS as part of its asset securitization programs. The gross participation interests represent undivided interests in the receivables originated by TRS and by American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS. See note 4 in "Notes to Consolidated Financial Statements" appearing herein.

The Card issuers, at their expense and as agents for Credco, perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. The Receivables Agreements provide that, without the prior written consent of Credco, the credit standards used to determine whether a Card is to be issued to an applicant may not be materially reduced and that the policy as to the cancellation of Cards for credit reasons may not be materially liberalized.

American Express, as the parent of TRS, has agreed with Credco that it will take all necessary steps to assure performance of certain TRS obligations under the Receivables Agreements between TRS and Credco. The Receivables Agreements may be terminated at any time by the parties thereto, generally upon little or no notice. Alternatively, such parties may agree to reduce the required 1.25 fixed charge coverage ratio, which could result in lower discount rates and, consequently, lower revenues and net income for Credco. The obligations of Credco are not guaranteed under the Receivables Agreements or otherwise by American Express or the Card issuers.

Volume of Business

The following table shows the volume of Cardmember receivables purchased by Credco, excluding Cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (millions):

                                  Volume of Gross Cardmember                    Cardmember Receivables Owned
                                    Receivables Purchased                             at December 31,

      Year                   Domestic      Foreign        Total               Domestic      Foreign        Total
      ----                   --------      -------        -----               --------      -------        -----
      2000                   $161,281      $44,820       $206,101               $19,545       $5,165      $24,710
      1999                    131,849       41,822        173,671                18,358        4,967       23,325
      1998                    116,957       38,105        155,062                15,096        4,030       19,126
      1997                    108,573       37,030        145,603                15,475        4,017       19,492
      1996                    100,512       35,299        135,811                13,442        3,817       17,259

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

The average life of Cardmember receivables owned by Credco for each of the five years ended December 31 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco) were:

                                    Average Life of Cardmember
                            Year       Receivables (in days)
                            ----      --------------------
                            2000                 41
                            1999                 42
                            1998                 43
                            1997                 43
                            1996                 43

The following table shows the aging of billed, non-interest-bearing charge Cardmember receivables:

                                               December 31,
                                          2000              1999
 ------------------------------------------------------------------
  Current                                 84.3%             82.4%
  30 to 59 days                           10.9              12.6
  60 to 89 days                            2.1               2.1
  90 days and over                         2.7               2.9

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

The following table sets forth Credco's write-offs, net of recoveries, expressed in millions and as a percentage of the volume of Cardmember receivables purchased by Credco in each of the years indicated:


                                      2000             1999          1998          1997          1996
                                      ----             ----          ----          ----          -----
  Write-offs, net of recoveries       $654             $616          $647          $615          $630

  % of net Cardmember
     receivables purchased            .32%             .35%          .42%          .42%          .46%



Sources of Funds

Credco's business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank lines of credit and issuances of medium- and long-term debt, as well as through operations. The weighted average interest cost on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were:

                                             Weighted Average
                          Year                 Interest Cost
                          ----                 -------------
                          2000                     6.04%
                          1999                     5.16
                          1998                     5.66
                          1997                     5.66
                          1996                     5.67


From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 2000 was $5.8 billion. At December 31, 2000, the amount borrowed was $3.2 billion. See notes 5 and 6 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

Foreign Operations

See notes 2, 8 and 11 in "Notes to Consolidated Financial Statements" appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.

Employees

At December 31, 2000, Credco had 28 employees.

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

Item 6. SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:


($ in millions)                  2000       1999       1998       1997       1996
                                 ----       ----       ----       ----       ----
Income Statement Data

Revenues                         2,601      2,168      2,214      2,064      2,166

Interest expense                 1,459      1,130      1,190      1,125      1,117

Provision for doubtful
  accounts, net of recoveries      689        672        632        584        712

Income tax provision               150        120        128        114        115

Net income                         286        223        237        212        215

Balance Sheet Data

Accounts receivable             24,710     23,325     19,126     19,492     17,259

Reserve for doubtful accounts     (739)      (684)      (597)      (633)      (638)

Total assets                    28,326     26,726     23,535     22,936     20,065

Short-term debt                 22,972     20,231     17,528     16,582     14,537

Current portion of
  long-term debt                   550        550        353          4        211

Long-term debt                   1,811      2,575      3,053      3,264      2,469

Shareholder's equity             2,152      2,061      1,994      1,907      1,845

Cash dividends                     200        150        150        150        150

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Credco's receivables portfolio consists of Charge Card receivables and revolving credit receivables purchased without recourse from TRS throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables. These participation interests are owned by two master trusts formed by TRS as part of its asset securitization programs. At December 31, 2000 and 1999, respectively, Credco owned $22.6 billion and $20.6 billion of Charge Card receivables and participation in Charge Card receivables, representing 91.3 percent and 88.4 percent, respectively, of the total receivables owned. Revolving credit receivables, representing 8.7 percent and 11.6 percent of the total receivables owned, were $2.1 billion and $2.7 billion at December 31, 2000 and 1999, respectively.

Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $18.5 billion for 2000 and $16.5 billion for 1999.

An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. In 2000, Credco renegotiated its credit facilities, increasing available credit lines by $1 billion. Committed credit line facilities at December 31, 2000 and 1999 totaled $10 billion and $9 billion, respectively. In addition, Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had short-term borrowings under uncommitted lines of credit totaling $84 million and $36 million at December 31, 2000 and 1999, respectively.

During 2000, 1999 and 1998, Credco's average long-term debt outstanding was $2.7 billion, $3.1 billion and $3.4 billion, respectively. At December 31, 2000, Credco had approximately $2.4 billion of medium- and long-term debt and warrants available for issuance under shelf registrations filed with the Securities and Exchange Commission. In addition, Credco, TRS, AEOCC, Centurion Bank and American Express Bank Ltd. (a wholly-owned indirect subsidiary of American Express) have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At December 31, 2000, this program had the ability to issue $4.4 billion of debt.

In 2000, Credco called $150 million 1 1/8% Cash Exchangeable Notes due 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Accordingly, the related hedging agreements were called at the same time.

Credco paid dividends of $200 million and $150 million to TRS in December 2000 and 1999, respectively.

In 2000, the American Express Credit Account Master Trust (the "Master Trust") securitized an additional $4.0 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $186 million of gross seller's interest ($181 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, CRC purchased $370 million of Class C Certificates issued by the Master Trust.

In February and March 2001, the Master Trust securitized an additional $750 million and $250 million of loans, respectively. At the time of these issuances, CRC sold $11.9 million of gross seller's interest ($11.6 million, net of reserves) to RFCII. In addition, at the time of these issuances, CRC purchased $90 million of Class C Certificates. The Master Trust expects to securitize an additional $750 million of loans at a closing expected to occur in April 2001.

In 2000, $600 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interest owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust. In addition, $35 million of Class B Certificates owned by CRC matured in 2000.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.30 in both 2000 and 1999. In 1998, the ratio of earnings to fixed charges was 1.31. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the years ended December 31, 2000 and 1999 was 2.25 and 2.48, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased. The average life of Cardmember receivables was 41 days for the year ended December 31, 2000, 42 days for the year ended December 31, 1999 and 43 days for the year ended December 31, 1998.

Credco's revenues increased in 2000 primarily due to an increase in the volume of receivables purchased. The overall increase in interest income in 2000 was attributable to higher interest rates. Interest expense increased in 2000 due to an increase in the volume of average debt outstanding and higher interest rates. Provision for doubtful accounts increased in 2000 reflecting a higher volume of receivables purchased.

The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

   ------------------------------------------------------------------------------------
                                                               2000      1999    1998
   ------------------------------------------------------------------------------------
    Revenue earned from purchased accounts
     receivable-changes attributable to:
       Volume of receivables purchased                         $ 364    $ 230    $  97
       Discount and interest rates                                50     (222)      40
   ------------------------------------------------------------------------------------
         Total                                                 $ 414    $   8    $ 137
   ------------------------------------------------------------------------------------
    Interest income from affiliates-changes
     attributable to:
       Volume of average investments outstanding               $ (43)   $ (54)   $  11
       Interest rates                                             26       (6)      (4)
   ------------------------------------------------------------------------------------
         Total                                                 $ (17)   $ (60)   $   7
   ------------------------------------------------------------------------------------
    Interest income from investments-changes
     attributable to:
       Volume of average investments outstanding               $   2    $  13    $   6
       Interest rates                                             33       (6)       0
   ------------------------------------------------------------------------------------
         Total                                                 $  35    $   7    $   6
   ------------------------------------------------------------------------------------
    Interest expense affiliates-changes
     attributable to:
       Volume of average debt outstanding                      $  32    $  (9)   $ (14)
       Interest rates                                             42      (10)      (1)
   ------------------------------------------------------------------------------------
         Total                                                 $  74    $ (19)   $ (15)
   ------------------------------------------------------------------------------------
    Interest expense other-changes
     attributable to:
       Volume of average debt outstanding                      $  84    $  59    $  79
       Interest rates                                            171     (100)       1
   ------------------------------------------------------------------------------------
         Total                                                 $ 255    $ (41)   $  80
   ------------------------------------------------------------------------------------
    Provision for doubtful accounts-changes
     attributable to:
       Volume of receivables purchased                         $ 157    $  95    $  50
       Provision rates and volume of recoveries                 (140)     (55)      (2)
   ------------------------------------------------------------------------------------
         Total                                                 $  17    $  40    $  48
   ------------------------------------------------------------------------------------

Accounting Developments

In June 1998, the Financial Accounting Standards Board (the "FASB") issued, and subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Credco adopted on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded in income or directly to equity, depending on the instrument's designated use. Upon adoption, a one-time opportunity to reclassify held-to-maturity investments to available-for-sale is allowed without tainting the remaining securities in the held-to-maturity portfolio. Credco has elected to take this opportunity to reclass its held-to-maturity investments to available-for-sale. As of January 1, 2001, the cumulative impact of applying the Statement's requirements to Credco's results of operations and equity is not significant.

In July 2000, the FASB's Emerging Issues Task Force issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The consensus must be adopted for fiscal quarters beginning after March 15, 2001, with earlier adoption permitted. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. Credco does not expect Issue 99-20 to have a material impact on its financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

American Express management establishes and oversees implementation of Board-approved policies covering its funding, investments and use of derivative financial instruments and monitors aggregate risk exposures on an ongoing basis. Credco's objective is to realize returns commensurate with the level of risk assumed while achieving consistent earnings growth. See note 8 in "Notes to Consolidated Financial Statements" appearing herein for a discussion of Credco's use of derivatives.

The following sections include sensitivity analyses of two different types of market risk and estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur. As a result, actual earnings consequences will differ from those quantified below.

Credco's hedging policies are established, maintained and monitored by a central treasury function. Credco generally manages its exposures along product lines. A variety of interest rate and foreign exchange hedging strategies are employed to manage interest rate and foreign currency risks.

Credco funds its Charge Card receivables and Cardmember loans using on-balance sheet funding sources such as long- and short-term debt, medium-term notes and commercial paper and other debt. For Credco's Charge Card and fixed rate lending products, interest rate exposure is managed through the issuance of long- and short-term debt and the use of interest rate swaps and, to a lesser extent, caps. In 2000 and 1999, Credco continued its strategy by augmenting its portfolio of interest rate swaps that convert a majority of its domestic funding from floating rate to fixed rate. Credco regularly reviews its strategy and may modify it.

For the majority of Credco's Cardmember loans, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding.

The detrimental effect on Credco's pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $79 million and $92 million, based on 2000 and 1999 year-end positions, respectively. This effect is primarily a function of the extent of variable rate funding of Charge Card and fixed rate lending products. The above detrimental effect that was calculated based on year-end 1999 positions was substantially reduced by additional swaps that were put in place in early 2000. In early 2001, Credco initiated additional interest rate swap transactions designed to offset interest rate exposure related to actual and anticipated growth in Cardmember receivables.

Credco's foreign exchange risk arising from cross-currency charges and balance sheet exposures is managed primarily by entering into agreements to buy and sell currencies on a spot or forward basis.

Based on the year-end 2000 and 1999 foreign exchange positions, the effect on Credco's earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

DATE:   March 30, 2001      By   /s/ Walker C. Tompkins, Jr.
                               -------------------------------------------------
                                 Walker C. Tompkins, Jr.
                                 President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

DATE:   March 30, 2001     By    /s/ Walker C. Tompkins, Jr.
                               -------------------------------------------------
                                 Walker C. Tompkins, Jr.
                                 President, Chief Executive Officer
                                 and Director

DATE:   March 30, 2001           /s/ Erich Komdat
                               -------------------------------------------------
                                 Erich Komdat
                                 Vice President and Chief Accounting Officer

DATE:   March 30, 2001           /s/ Kim D. Rosenberg
                               -------------------------------------------------
                                 Kim D. Rosenberg
                                 Chairman of the Board
                                 and Director (Principal Financial Officer)

DATE:   March 30, 2001           /s/ Jay B. Stevelman
                               -------------------------------------------------
                                 Jay B. Stevelman
                                 Vice President and Director

                       AMERICAN EXPRESS CREDIT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14(a))

                                                                     Page Number
                                                                     -----------
 Financial Statements:

      Report of independent auditors ................................    F-2

      Consolidated statements of income for each of the
      three years ended December 31, 2000, 1999 and 1998 ............    F-3

      Consolidated balance sheets at
      December 31, 2000 and 1999 ....................................    F-4

      Consolidated statements of cash flows for each of
      the three years ended December 31, 2000, 1999 and 1998 ........    F-5

      Consolidated statements of shareholder's equity for each
      of the three years ended December 31, 2000, 1999 and 1998 .....    F-6

      Notes to consolidated financial statements .................... F-7 to F-16

 Schedule:

      II - Valuation and qualifying accounts for each of
           the three years ended December 31, 2000, 1999 and 1998 ...    F-17

     All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP




New York, New York
February 8, 2001

                       AMERICAN EXPRESS CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)

--------------------------------------------------------------------------------
Years Ended December 31,                             2000     1999      1998
--------------------------------------------------------------------------------
Revenues

Revenue earned from purchased
  accounts receivable                               $2,315   $1,901   $1,893
Interest income from affiliates                        103      120      180
Interest income from investments                       178      143      136
Other income                                             5        4        5

--------------------------------------------------------------------------------
    Total                                            2,601    2,168    2,214
--------------------------------------------------------------------------------

Expenses

Interest expense - affiliates                          219      145      164
Interest expense - other                             1,240      985    1,026
Provision for doubtful accounts, net
  of recoveries of $178, $172 and $168                 689      672      632
Other expenses                                          17       23       27

--------------------------------------------------------------------------------
    Total                                            2,165    1,825    1,849
--------------------------------------------------------------------------------

Income before taxes                                    436      343      365
Income tax provision                                   150      120      128

--------------------------------------------------------------------------------
Net income                                          $  286   $  223   $  237
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                 See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)

--------------------------------------------------------------------------------
December 31,                                                 2000           1999
--------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                $  1,008      $  1,102
Investments                                                 1,266           947

Accounts receivable                                        24,710        23,325
   Less: reserve for doubtful accounts                        739           684
                                                           ------        -------
                                                           23,971        22,641
Loans and deposits with affiliates                          1,742         1,461
Deferred charges and other assets                             339           575

--------------------------------------------------------------------------------
Total assets                                             $ 28,326      $ 26,726
--------------------------------------------------------------------------------

Liabilities and shareholder's equity

Short-term debt with affiliates                          $  2,285      $  1,494
Short-term debt - other                                    20,687        18,737
Current portion of long-term debt                             550           550
Long-term debt with affiliate                                 910           910
Long-term debt - other                                        901         1,665
                                                           ------        ------
Total debt                                                 25,333        23,356

Due to affiliates                                             726         1,061
Accrued interest and other liabilities                        115           248

--------------------------------------------------------------------------------
Total liabilities                                          26,174        24,665
--------------------------------------------------------------------------------

Shareholder's equity

Common stock-authorized 3,000,000
  shares of $.10 par value; issued
  and outstanding 1,504,938 shares                              1             1
Capital surplus                                               161           161
Retained earnings                                           1,991         1,905
Other comprehensive loss, net of tax:
  Net unrealized securities losses                             (1)           (6)

--------------------------------------------------------------------------------
Total shareholder's equity                                  2,152         2,061
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity               $ 28,326      $ 26,726
--------------------------------------------------------------------------------


                 See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                2000        1999        1998
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                          $    286    $    223    $    237
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
  Provision for doubtful accounts, net of recoveries                     689         672         632
  Amortization of deferred underwriting fees and bond
    discount/premium                                                       1           1           5
  Changes in operating assets and liabilities:
    Increase in deferred tax assets                                      (27)        (17)        (28)
    Decrease (increase) in interest receivable and other
      operating assets                                                   385         (20)        (35)
    (Decrease) increase in due to affiliates                             (29)        (15)         52
    (Decrease) increase in accrued interest and other liabilities       (169)         83          42
---------------------------------------------------------------------------------------------------------
Net cash and cash equivalents provided by operating activities         1,136         927         905
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Increase in accounts receivable                                       (1,971)     (4,976)     (1,261)
Recoveries of accounts receivable previously written off                 178         172         168
Purchase of participation interest in seller's interest in
  accounts receivable from an affiliate                                 (778)       (959)       (312)
Sale of participation interest in seller's interest in accounts
  receivable to an affiliate                                             181         247       1,120
Sale of net accounts receivable to an affiliate                          153         586           -
Purchase of investments                                                 (370)       (641)       (153)
Maturity of investments                                                   55          36          17
Sale of investments                                                        4           2           -
(Increase) decrease in loans and deposits due from affiliates           (281)      1,892        (201)
(Decrease) increase in due to affiliates                                (283)        962        (949)
---------------------------------------------------------------------------------------------------------
Net cash and cash equivalents used in investing activities            (3,112)     (2,679)     (1,571)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt with affiliates
  with maturities less than ninety days                                  791         233        (510)
Net increase in short-term debt - other
  with maturities less than ninety days                                4,137         350         795
Proceeds from issuance of debt                                         4,296      10,426       5,492
Redemption of debt                                                    (7,142)     (8,653)     (4,687)
Dividend paid to TRS                                                    (200)       (150)       (150)
---------------------------------------------------------------------------------------------------------
Net cash and cash equivalents provided by financing activities         1,882       2,206         940
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                     (94)        454         274
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                         1,102         648         374
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $  1,008    $  1,102    $    648
---------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements.

                                       AMERICAN EXPRESS CREDIT CORPORATION
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   Years Ended December 31, 2000, 1999 and 1998
                                                       (millions)

                                        ------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                Total                                           Other
                                             Shareholder's       Common         Capital     Comprehensive       Retained
                                                Equity            Stock         Surplus      (Loss)Income       Earnings
                                        ------------------------------------------------------------------------------------

Balances at January 1, 1998                   $ 1,907            $  1           $  161          $  --           $ 1,745

Comprehensive income:
  Net income                                      237                                                               237
                                              -------
  Total comprehensive income                      237
Dividend to TRS                                  (150)             --               --             --              (150)
                                              -------           -----           ------          -----           -------
Balances at December 31, 1998                   1,994               1              161             --             1,832

Comprehensive income:
  Net income                                      223                                                               223

  Change in net unrealized securities losses       (6)                                             (6)
                                              -------
  Total comprehensive income                      217
Dividend to TRS                                  (150)             --               --             --              (150)
                                              -------           -----           ------          -----           -------
Balances at December 31, 1999                   2,061               1              161             (6)            1,905

Comprehensive income:
  Net income                                      286                                                               286

  Change in net unrealized securities losses        5                                               5
                                              -------
  Total comprehensive income                      291
Dividend to TRS                                  (200)             --               --             --              (200)
                                              -------           -----           ------          -----           -------
Balances at December 31, 2000                 $ 2,152           $   1             $161            $(1)          $ 1,991
                                              =======           =====           ======          =====           =======



                 See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
     1.  Basis of Presentation

     American Express Credit Corporation together with its subsidiaries ("Credco") is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express"). American Express Overseas Credit Corporation Limited together with its subsidiaries ("AEOCC"), Credco Receivables Corp. ("CRC") and Credco Finance, Inc. together with its subsidiaries ("CFI"), are wholly-owned subsidiaries of Credco.

     2.  Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Credco and its subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     Fair Values of Financial Instruments

     The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 2000 and 1999 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

     The fair values of investments, long-term debt and derivative instruments are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

     Interest Rate Transactions

     Credco uses interest rate products, principally swaps, primarily to manage funding costs related to its Charge Card receivables and Cardmember loans. For its Charge Card and fixed rate lending products, Credco uses interest rate swaps and, to a lesser extent, caps to achieve a mix of fixed and floating rate funding. For the majority of its Cardmember loans, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding. These interest rate products which modify the terms of an underlying debt obligation are accounted for by recording interest expense using the revised interest rate with any fees or other payments amortized as yield adjustments. It is Credco's normal practice not to terminate, sell or dispose of interest rate products or the underlying debt to which the products are designated prior to maturity. In the event Credco terminates, sells or disposes of an interest rate product prior to maturity, the gain or loss would be deferred and recognized as an adjustment of yield over the remaining life of the underlying debt.

     Foreign Currency

     Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each year. Revenue and expense accounts are translated at exchange rates prevailing during the year. Credco enters into various foreign exchange contracts as a means of managing foreign exchange exposure.

     3.  Investments

     At December 31, 2000 and 1999, Credco held $194 million and $229 million, respectively, of American Express Master Trust Class B Certificates. These securities are classified as held to maturity and are stated at amortized cost. The fair value of these securities at December 31, 2000 and 1999 was $196 million and $225 million, respectively.

     Available for sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. At December 31, 2000 and 1999, Credco held American Express Credit Account Master Trust Class C Certificates which were classified as available for sale. The cost approximates the fair value of these available for sale securities which were valued at $815 million and $445 million at December 31, 2000 and 1999, respectively. In addition, Credco has a portfolio of corporate and government securities which is managed by American Express Financial Advisors, Inc., a wholly-owned indirect subsidiary of American Express. The book value of these available for sale securities as of December 31, 2000 and 1999 was $258 million and $281 million, respectively. The fair value of these investments as of December 31, 2000 and 1999 was $257 million and $273 million, respectively. The available for sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding sources and terms.

     The change in net unrealized securities losses recognized in Other Comprehensive Loss includes two components: (1) unrealized gains that arose during the period from changes in market value of securities that were held during the period (holding gains), and (2) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available for sale securities (reclassification for realized losses). This reclassification has no effect on total Comprehensive Income or Shareholder's Equity. The components of other comprehensive losses (net of tax) for the years ended December 31, 2000 and 1999, were $4.8 million and $(6.0) million in holding gains (losses), respectively, and $0.8 million and $0.3 million in realized losses, respectively.

     4.  Accounts Receivable

     At December 31, 2000 and 1999, respectively, Credco owned $22.6 billion and $20.6 billion of Charge Card receivables and participation in Charge Card receivables, representing 91.3 percent and 88.4 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. charge Cardmember receivables, CRC purchases from American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust (the "Trust"), which was formed in 1992 to securitize U.S. charge Cardmember receivables. The gross participation interests represent undivided interests in the receivables conveyed to the Trust by RFC. In 2000, $600 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interest owned by CRC. In addition, $35 million of Class B Certificates owned by CRC matured in 2000. At December 31, 2000 and 1999, CRC owned approximately $4.3 billion and $3.9 billion, respectively, of participation interests in receivables conveyed to the Trust, representing 17.4 percent and 16.9 percent, respectively, of its total accounts receivable.

     At December 31, 2000 and 1999, Credco owned extended payment plan receivables totaling $2.1 billion and $2.7 billion, respectively, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, representing 8.7 percent and 11.6 percent, respectively, of its total interests in accounts receivable. The extended payment plan receivables owned at December 31, 2000 and 1999 include $277 million and $465 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans. In 2000, the Master Trust securitized an additional $4.0 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $186 million of gross seller's interest ($181 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, in 2000, CRC purchased $370 million of Class C Certificates issued by the Master Trust.

     In February and March 2001, the Master Trust securitized an additional $750 million and $250 million of loans, respectively. At the time of these issuances, CRC sold $11.9 million of gross seller's interest ($11.6 million, net of reserves) to RFCII. In addition, at the time of these issuances, CRC purchased $90 million of Class C Certificates. The Master Trust expects to securitize an additional $750 million of loans at a closing expected to occur in April 2001.

     5.  Short-term Debt

     At December 31, short-term debt consisted of (millions):

-----------------------------------------------------------------------------------------------
                                                        2000                          1999
-----------------------------------------------------------------------------------------------
     Commercial paper                              $   20,286                    $  18,471
     Borrowings from affiliates                         2,285                        1,494
     Borrowings under lines of credit                      84                           36
     Borrowing agreements with bank trust
     departments and others                               317                          230
-----------------------------------------------------------------------------------------------
     Total short-term debt                         $   22,972                    $  20,231
-----------------------------------------------------------------------------------------------

     Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

     In 2000, Credco renegotiated its credit line facilities, increasing available credit lines by $1 billion. Credco had committed credit line facilities totaling $10 billion and $9 billion at December 31, 2000 and 1999, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 2000 and 1999.

     At December 31, 2000 and 1999, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $84 million and $36 million, respectively.

     Credco's annual weighted average short-term interest rate was 5.97 percent,
     5.12 percent and 5.62 percent for the years ended December 31, 2000, 1999 and 1998, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 2000, $7.2 billion of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 6.02 percent.

     Credco paid $1.3 billion of interest on short-term debt obligations in 2000. In 1999 and 1998, Credco paid $962 million and $977 million of interest on short-term debt obligations, respectively.

     6.  Long-term Debt

--------------------------------------------------------------------------------------------------
                                                                2000
--------------------------------------------------------------------------------------------------

                                                                           Year-End
                                                               Year-End    Effective
                                                    Notional  Stated Rate   Interest
                                       Outstanding  Amount of   on Debt    Rate with    Maturity
December 31, (millions)                  Balance      Swaps      (a,b)     Swaps (a,b)  of Swaps
--------------------------------------------------------------------------------------------------
Senior notes due 2001 and 2005             $  650    $  350       6.57%      7.44%    2001 & 2005
Variable rate debt with
  American Express due 2004                   910        --       6.45%        --              --
Medium-term fixed rate note due 2002          400       400       6.50%      6.83%           2002
Medium-term variable rate note due 2002       400       400       6.81%      6.90%           2002
Swiss franc notes due 2002-2003                 1        --       5.13%        --              --
Exchangeable notes                             --        --         --         --              --
Other senior notes                             --        --         --         --              --
--------------------------------------------------------------------------------------------------
Total                                      $2,361    $1,150
--------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------
                                                    1999
-------------------------------------------------------------------------


                                                              Year-End
                                                   Notional  Stated Rate
                                       Outstanding Amount of   on Debt
December 31, (millions)                  Balance    Swaps       (a,b)
-------------------------------------------------------------------------
Senior notes due 2001 and 2005          $1,199      $1,200      6.34%
Variable rate debt with
  American Express due 2004                910          --      5.84%
Medium-term fixed rate note due 2002       400         400      6.50%
Medium-term variable rate note due 2002    400         400      6.26%
Swiss franc notes due 2002-2003              1          --      5.13%
Exchangeable notes                         214         150      1.13%
Other senior notes                           1          --      5.94%
-------------------------------------------------------------------------
Total                                   $3,125      $2,150
-------------------------------------------------------------------------


(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2000 and 1999; these rates are not an indication of future interest rates.

(b)  Weighted average rates were determined where appropriate.

     The above table includes the current portion of long-term debt of $550 million at both December 31, 2000 and 1999.

     In 2000, Credco called $150 million 1 1/8% Cash Exchangeable Notes due 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Accordingly, the related hedging agreements were called at the same time.

     The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding at December 31, 2000 and 1999, was $2.4 billion and $3.1 billion, respectively.

     Aggregate annual maturities of long-term debt for the five years ending December 31, 2005 are as follows (millions): 2001 - $550; 2002 - $800; 2003
     - $1; 2004 - $910; and 2005 - $100.

     Credco paid $186 million in 2000, $175 million in 1999 and $209 million in 1998 of interest on long-term debt obligations.

     7.  Restrictions as to Dividends and Limitations on Indebtedness

     The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

     8.  Derivative Instruments

     Credco uses derivative financial instruments for nontrading purposes to manage its exposure to interest and foreign exchange rates, financial indices and its funding costs.

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

     At December 31, 2000 and 1999, the aggregate notional amount of Credco's derivative instruments was $21.4 billion ($262 million with affiliates) and $15.7 billion ($348 million with affiliates), respectively. Credit risk approximates the fair value of contracts in a gain position (asset) and totaled $109 million ($0.1 million with affiliates) at December 31, 2000 and $127 million ($0.4 million with affiliates) at December 31, 1999. The fair value represents the replacement cost and is determined by market values, dealer quotes or pricing models.

     The following tables detail information regarding Credco's derivatives (millions):

                                           Notional             Carrying Value                    Fair Value
December 31, 2000                           Amount           Asset         Liability         Asset          Liability
-----------------                           ------           -----         ---------         -----          ---------
Interest rate products:
  Interest rate swaps                      $17,568             $91             $27             $106             $184
  Interest rate caps                         1,000               1              --              --                 1
  Forward rate agreements                       28              --              --              --               --
                                           -------            ----             ----            ----             ----
  Total Interest rate products              18,596              92              27              106              185
Forward contracts                            2,813               3              54                3               64
                                           -------            ----             ----            ----             ----
  Total                                    $21,409             $95             $81             $109             $249
                                           -------            ----             ----            ----             ----

                                           Notional             Carrying Value                    Fair Value
December 31, 1999                           Amount           Asset         Liability         Asset          Liability
-----------------                           ------           -----         ---------         -----          ---------

 Interest rate swaps                       $12,930            $53              $55             $123             $ 96
 Forward contracts                           2,767             29                3                4               27
                                           -------            ----             ----            ----             ----
 Total                                     $15,697            $82              $58             $127             $123
                                           -------            ----             ----            ----             ----


     Interest Rate Products

     Credco uses interest rate products, principally swaps, primarily to manage funding costs related to its Charge Card receivables and Cardmember loans. For its Charge Card and fixed rate lending products, Credco uses interest rate swaps and, to a lesser extent, caps to achieve a mix of fixed and floating rate funding. For the majority of its Cardmember loans, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding. In 2000, Credco continued its strategy by augmenting its portfolio of interest rate swaps that convert a majority of its domestic funding from floating rate to fixed rate. In early 2001, Credco initiated additional interest rate swap transactions designed to offset interest rate exposure related to actual and anticipated growth in Cardmember receivables.

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

     The following table details information regarding Credco's interest rate products at December 31, 2000 (millions):


-------------------------------------------------------------------------------------------------------------------
                                                                                    Weighted Average Interest Rate
                               Notional     Primary Variable                      ----------------------------------
       Type                    Amount           Rate Index                            Fixed             Floating
-------------------------------------------------------------------------------------------------------------------

       Floating to fixed       $16,057       30 Day Commercial Paper Rate and        6.83%             6.45%
                                             1 month LIBOR

       Fixed to floating       $ 1,070       1 month LIBOR and                       6.39%             6.54%
                                             3 month LIBOR

       Floating to floating    $   441       1 month LIBOR and                          -            6.64%/6.44%
                                             3 month LIBOR

       Interest Rate Caps      $ 1,000       1 month LIBOR                              -                 -

       Forward Rate            $    28      12 month Euro LIBOR                      5.12%              4.75%
       Agreements

-------------------------------------------------------------------------------------------------------------------

     Foreign Currency Products

     Credco uses foreign currency products to manage transactions denominated in foreign currencies.

     Foreign currency exposures are hedged, where practical and economical, through foreign currency forward contracts. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed-upon rate for settlement on a specified date. As Credco is exposed to transaction risk with regard to receivables denominated in foreign currencies and since foreign currency forward contracts reduce that exposure, the contracts are accounted for as hedges. These foreign currency forward contracts are marked to the current spot rate with the gain or loss recorded in income to offset the transaction gain or loss resulting from the receivables. The receivable or payable with the counterparty to the foreign currency forward contracts which result from this process is reported in other assets or liabilities, as appropriate. The discount or premium on foreign currency forward contracts is reported in other assets or liabilities, as appropriate, and amortized to interest expense over the terms of the contracts.

     The following table summarizes Credco's forward contracts by major currencies as of December 31 (millions):

                      ---------------------------------------------------------------
                                                    2000                        1999
                      ---------------------------------------------------------------
                      Pound Sterling              $1,362                       $1,413
                      Canadian Dollar                540                          549
                      Australian Dollar              264                          225
                      German Mark                    180                          160
                      Swedish Krona                  133                          110
                      Hong Kong Dollar               132                          155
                      Other                          202                          155
                      ---------------------------------------------------------------
                      Total forward contracts     $2,813                       $2,767
                      ---------------------------------------------------------------

Foreign currency forward contracts generally mature within one year. At December 31, 2000, Credco had no significant unhedged foreign currency exposures.

9. Transactions with Affiliates

In 2000, 1999 and 1998, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $206 billion, $174 billion and $155 billion, respectively.

Agreements for the purchase of non-interest-bearing receivables generally require that Credco purchase such receivables at discount rates which yield to Credco earnings of not less than 1.25 times its fixed charges on an annual basis.

The agreements require TRS, at its expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2000 and 1999, CRC owned approximately $4.3 billion and $3.9 billion, respectively, of participation interests in receivables conveyed to the Trust, representing 17.4 percent and 16.9 percent, respectively, of Credco's total accounts receivable.

In 2000, $600 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interest owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the Trust.

The extended payment plan receivables owned at December 31, 2000 and 1999 include $277 million and $465 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the Master Trust.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows (millions):

-----------------------------------------------------------------------------------------------------
                                                              2000               1999          1998
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents at December 31                   $     3             $    5        $    4
Maximum month-end level of cash and cash
 equivalents during the year                                    11                  7            17
Secured loans to American Express Centurion
 Bank at December 31                                             -                  -         2,300
Other loans and deposits to affiliates at December 31        1,742              1,461         1,053
Maximum month-end level of loans and deposits to
 affiliates during the year                                  1,742              3,433         3,353
Borrowings at December 31                                    3,195              2,404         2,171
Maximum month-end level of borrowings during the year        4,840              4,725         5,819
Interest income                                                103                120           180
Other income                                                     5                  4             5
Interest expense                                               219                145           164
-----------------------------------------------------------------------------------------------------


At December 31, 2000, 1999 and 1998, Credco held variable rate loans to American Express due in 2004 of $850 million. Additionally, Credco had $448 million, $605 million and $199 million of loans to American Express ATM Holdings, Inc., a wholly-owned subsidiary of TRS, at December 31, 2000, 1999 and 1998 respectively. In 2000, CFI had $330 million of loans to Amex Bank of Canada, a wholly-owned subsidiary of TRS.

At both December 31, 2000 and 1999, Credco had no secured loans to Centurion Bank. At December 31, 1998, Credco had $2.3 billion of variable rate loans which were secured by certain interest-bearing extended payment plan receivables owned by Centurion Bank.

Interest income from loans and deposits with affiliates were $103 million, $120 million and $180 million for 2000, 1999 and 1998, respectively.

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

The income tax expense for the years ended December 31 consists of the following (millions):


       --------------------------------------------------------------
                                 2000        1999       1998
       --------------------------------------------------------------
         Federal                 $140        $110       $126
         Foreign                   10          10          2
       --------------------------------------------------------------
           Total                 $150        $120       $128
       --------------------------------------------------------------

Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes consist of the following (millions):


--------------------------------------------------------------------------------
                                                  2000      1999      1998
--------------------------------------------------------------------------------
      Current                                     $179      $134      $156
      Deferred                                     (29)      (14)      (28)

--------------------------------------------------------------------------------
      Total income tax provision                  $150      $120      $128
--------------------------------------------------------------------------------

Credco's deferred tax assets were $245 million and $218 million as of December 31, 2000 and 1999, respectively. These amounts were included in other assets. Credco's deferred tax liabilities were not material as of December 31, 2000 and 1999.

Deferred tax assets for 2000 and 1999 consist primarily of reserve for loan losses of $245 million and $216 million, respectively. At December 31, 2000 and 1999, no valuation allowances were required.

Included in due to affiliates is the current federal tax receivable from TRS of $16 million and a current federal tax payable of $4 million at December 31, 2000 and 1999, respectively.

In 2000, 1999 and 1998, total net income taxes paid, including taxes paid to TRS, were $198 million, $159 million and $97 million, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

The rate utilized for the income tax provision for the year ended December 31, 2000 is different than that computed using the U.S. Federal statutory income tax rate of 35 percent principally due to the following:

                     Statutory rate                     35%
                     Foreign Operations                 (1)
                                                       ---
                                                        34%
                                                       ===


The U.S. Statutory tax rate and effective tax rate for 1999 and 1998 were approximately 35%.

The items comprising Comprehensive Income in the Consolidated Statements of Shareholder's Equity are presented net of income tax provision (benefit). The changes in net unrealized securities losses are presented net of tax provision (benefit) of $3 million for 2000 and ($3) million for 1999.

11. Geographic Segments

Credco is principally engaged in the business of purchasing Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):


                                             2000          1999          1998
--------------------------------------------------------------------------------
      Revenues
       United States                       $2,165        $1,811        $1,857
       International                          436           357           357
--------------------------------------------------------------------------------
       Consolidated                        $2,601        $2,168        $2,214
--------------------------------------------------------------------------------
      Income before taxes
       United States                       $  367        $  295        $  316
       International                           69            48            49
--------------------------------------------------------------------------------
       Consolidated                        $  436        $  343        $  365
--------------------------------------------------------------------------------


12. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows (millions):

--------------------------------------------------------------------------------------
Quarters Ended                      12/31           9/30          6/30           3/31
--------------------------------------------------------------------------------------
                                                          2000
--------------------------------------------------------------------------------------
  Revenues                           $686           $616          $690           $609
  Income before taxes                 126             85           118            107
  Net income                           83             57            76             70
--------------------------------------------------------------------------------------
                                                           1999
--------------------------------------------------------------------------------------
  Revenues                           $623           $503          $543           $499
  Income before taxes                  80             77            93             93
  Net income                           52             50            61             60
--------------------------------------------------------------------------------------

                       AMERICAN EXPRESS CREDIT CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (millions)


                                                        2000            1999           1998
                                                        ----            ----           ----

   Reserve for doubtful accounts:

   Balance at beginning of year                         $684              $597           $633
   Additions:
    Provision for doubtful account
     charged to income (1)                               867               844            800
    Other credits (2)                                     63                71             48
   Deductions:
    Accounts written off                                 832               788            815
    Other charges (3)                                     43                40             69
                                                        ----              ----           ----

   Balance at end of year                               $739              $684           $597
                                                        ====              ====           ====

   Reserve for doubtful accounts as a
    percentage of gross Cardmember receivables
    owned at year end                                  2.96%             2.91%          3.10%
                                                       =====             =====          =====


(1)  Before recoveries on accounts previously written off of (millions):
     2000-$178, 1999-$172, and 1998-$168.

(2) Reserve balances applicable to new groups of Cardmember receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3) Primarily relates to reserve balances applicable to certain groups of Cardmember receivables and participation interests sold to affiliates.

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit No.     Description
3(a)    Registrant's Certificate of              Incorporated by reference
        Incorporation, as amended                to Exhibit 3(a) to
                                                 Registrant's Registration
                                                 Statement on Form S-1
                                                 dated February 25, 1972
                                                 (File No. 2-43170).


3(b)    Registrant's By-Laws, amended and        Incorporated by reference
        restated as of November 24, 1980         to Exhibit 3 (b) to
                                                 Registrant's Annual
                                                 Report on Form 10-K
                                                 (Commission File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1985.


4(a)    Registrant's Debt Securities             Incorporated by reference
        Indenture dated as of                    to Exhibit 4(s) to
        September 1, 1987                        Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).


4(b)    Form of Note with optional redemption    Incorporated by reference
        provisions                               to Exhibit 4(t) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).


4(c)    Form of Debenture with optional          Incorporated by reference
        redemption and sinking fund provisions   to Exhibit 4(u) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).


4(d)    Form of Original Issue Discount Note     Incorporated by reference
        with optional redemption provision       to Exhibit 4(v) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).

4(e)    Form of Zero Coupon Note with optional   Incorporated by reference
        redemption provisions                    to Exhibit 4(w) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).

4(f)    Form of Variable Rate Note with          Incorporated by reference
        optional redemption and repayment        to Exhibit 4(x) to
        provisions                               Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).

4(g)    Form of Extendible Note with optional    Incorporated by reference
        redemption and repayment provisions      to Exhibit 4(y) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).

4(h)    Form of Fixed Rate Medium-Term Note      Incorporated by reference
                                                 to Exhibit 4(z) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).

4(i)    Form of Floating Rate Medium-Term Note   Incorporated by reference
                                                 to Exhibit 4(aa) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).

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

4(k)    Form of Supplemental Indenture           Incorporated by reference
                                                 to Exhibit 4(cc) to
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 dated September 2, 1987
                                                 (File No. 33-16874).

4(l)    Terms and conditions of debt             Incorporated by reference
        instruments to be issued                 to Exhibit 4(l) to
        outside the U.S.                         Registrant's Annual
                                                 Report on Form 10-K
                                                 (Commission File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1997.

4(m)    The Registrant hereby agrees to furnish
        the Commission, upon request, with
        copies of the instruments defining the
        rights of holders of each issue of
        long-term debt of the Registrant for
        which the total amount of securities
        authorized thereunder does not exceed
        10% of the total assets of the
        Registrant

10(a)   Receivables Agreement dated as of        Incorporated by reference
        January 1, 1983 between the Registrant   to Exhibit 10 (b) to
        and American Express Travel Related      Registrant's Annual
        Services Company, Inc.                   Report on Form 10-K
                                                 (Commission File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1987.

10(b)   Secured Loan Agreement dated as of       Incorporated by reference
        June 30, 1988 between the Registrant     to Exhibit 10 (b) to
        and American Express Centurion Bank      Registrant's Annual
                                                 Report on Form 10-K
                                                 (Commission File No. 1-6908)
                                                 for the year ended
                                                 December 31, 1988.

10(c)   Participation Agreement dated as of       Incorporated by reference
        August 3, 1992 between American           to Exhibit 10(c) to
        Express Receivables Financing             Registrant's Annual
        Corporation and Credco Receivables Corp.  Report on Form 10-K
                                                  (Commission File No. 1-6908)
                                                  for the year ended
                                                  December 31, 1992.

12.1    Computation in Support of Ratio of        Electronically filed herewith.
        Earnings to Fixed Charges of American
        Express Credit Corporation

12.2    Computation in Support of Ratio of        Electronically filed herewith.
        Earnings to Fixed Charges of
        American Express Company

23      Consent of Independent Auditors           Electronically filed herewith.




                            STATEMENT OF DIFFERENCES
                            ------------------------


The registered trademark symbol shall be expressed as....................   (R)