Form 10-Q
period 2001-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2001-05-15
CIK 4969

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

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                                  --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                      Outstanding at May 15, 2001
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    FORM 10-Q

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed consolidated statements
                     of income and retained earnings - three months
                     ended March 31, 2001 and 2000                          3

                     Condensed consolidated balance
                     sheets - March 31, 2001 and
                     December 31, 2000                                      4

                     Condensed consolidated statements
                     of cash flows - three months ended
                     March 31, 2001 and 2000                                5

                     Notes to condensed consolidated
                     financial statements                                   6

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                          9


PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                      13

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                     PART I

Item 1.   Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (millions)
                                   (Unaudited)

                                                                           Three Months
                                                                              Ended
                                                                            March 31,
                                                                    -----------------------
                                                                      2001            2000
                                                                      ----            ----
Revenues
Revenue earned from purchased
  accounts receivable                                               $  642          $  551
Interest income from affiliates                                         27              21
Interest income from investments                                        40              34
Other income                                                             4               3
                                                                    ------          ------
Total                                                                  713             609
                                                                    ------          ------

Expenses
Interest expense - affiliates                                           62              46
Interest expense - other                                               339             275
Provision for doubtful accounts,
  net of recoveries                                                    192             175
Other expenses                                                           4               6
                                                                    ------          ------
Total                                                                  597             502
                                                                    ------          ------

Income before taxes                                                    116             107
Income tax provision                                                    39              37
                                                                    ------          ------
Net income                                                              77              70

Retained earnings at beginning of period                             1,991           1,905
                                                                    ------          ------
Retained earnings at end of period                                  $2,068          $1,975
                                                                    ======          ======

           See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (millions)


                                                                   (Unaudited)
                                                                     March 31,             December 31,
                                                                        2001                   2000
                                                                        ----                   ----
  Assets
  Cash and cash equivalents                                          $  1,529                $  1,008
  Investments                                                           1,314                   1,266

  Accounts receivable                                                  22,958                  24,710
      Less: reserve for doubtful accounts                                 776                     739
                                                                    ---------               ---------
                                                                       22,182                  23,971

  Loans and deposits with affiliates                                    1,703                   1,742
  Deferred charges and other assets                                       598                     339
                                                                    ---------               ---------
  Total assets                                                       $ 27,326                $ 28,326
                                                                    =========               =========

  Liabilities and shareholder's equity
  Short-term debt with affiliates                                    $  3,404                $  2,285
  Short-term debt - other                                              18,875                  20,687
  Current portion of long-term debt - other                               550                     550
  Long-term debt with affiliate                                           910                     910
  Long-term debt - other                                                  917                     901
                                                                    ---------               ---------
  Total debt                                                           24,656                  25,333

  Due to affiliates                                                        67                     726
  Accrued interest and other liabilities                                  438                     115
                                                                    ---------               ---------
  Total liabilities                                                    25,161                  26,174
                                                                    ---------               ---------

  Shareholder's equity:
  Common stock                                                              1                       1
  Capital surplus                                                         161                     161
  Retained earnings                                                     2,068                   1,991
  Other comprehensive loss, net of tax:
      Net unrealized securities gains (losses)                             21                      (1)
      Net unrealized derivatives losses                                   (86)                      -
                                                                    ---------                ---------
  Accumulated other comprehensive loss                                    (65)                     (1)
                                                                    ---------                ---------
  Total shareholder's equity                                            2,165                   2,152
                                                                    ---------               ---------
  Total liabilities and shareholder's equity                         $ 27,326                $ 28,326
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ended
                                                                                                    March 31,
                                                                                        ---------------------------------
                                                                                                2001              2000
                                                                                                ----              ----
Cash Flows from Operating Activities:
Net income                                                                                   $    77           $    70
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
     Provision for doubtful accounts, net of recoveries                                          192               175
     Amortization of deferred underwriting fees and other                                         (1)                -
     Changes in operating assets and liabilities:
         Increase in deferred tax assets                                                         (43)              (10)
         (Increase) decrease in interest receivable and other operating assets                   (16)               90
         (Decrease) increase in due to affiliates                                                (42)               23
         Increase (decrease) in accrued interest and other liabilities                            69               (20)
                                                                                             -------           -------
Net cash and cash equivalents provided by operating activities                                   236               328
                                                                                             -------           -------

Cash Flows from Investing Activities:
Decrease in accounts receivable                                                                1,542               322
Recoveries of accounts receivable previously written off                                          44                48
Sale of participation interest in seller's interest in accounts receivable to an
     affiliate                                                                                    11                65
Purchase of investments                                                                          (90)              (85)
Maturity of investments                                                                            6                 3
Sale of investments                                                                               71                 -
Decrease in loans and deposits due from affiliates                                                39               210
(Decrease) increase in due to affiliates                                                        (617)              188
                                                                                             -------           -------
Net cash and cash equivalents provided by investing activities                                 1,006               751
                                                                                             -------           -------

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt with affiliates with maturities less
     than ninety days                                                                          1,119              (221)
Net (decrease) increase in short-term debt - other with maturities less than
     ninety days                                                                              (1,527)            3,817
Proceeds from issuance of debt                                                                 1,065               402
Redemption of debt                                                                            (1,378)           (4,502)
                                                                                             -------           -------
Net cash and cash equivalents used in financing activities                                      (721)             (504)
                                                                                             -------           -------

Net increase in cash and cash equivalents                                                        521               575
Cash and cash equivalents at beginning of period                                               1,008             1,102
                                                                                             -------           -------
Cash and cash equivalents at end of period                                                   $ 1,529           $ 1,677
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), for the year ended December 31, 2000. Significant accounting policies disclosed therein have not changed, except as disclosed in Note 5.

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 2001 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 2001 and 2000 and cash flows for the three-month periods ended March 31, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   INVESTMENT SECURITIES

     The following is a summary of investments at March 31, 2001 and December 31, 2000. Pursuant to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), Credco elected to reclassify its held to maturity investments to available for sale as of January 1, 2001.


   ($ in millions)                                                  March 31,         December 31,
                                                                      2001               2000
                                                                      ----               ----
   Held to Maturity, at amortized cost (fair value:
         2001-$0; 2000-$196)                                       $     -            $   194

   Available for Sale, at fair value (cost: 2001-$1,281;
         2000-$1,073)                                                1,314              1,072
                                                                   -------           --------
   Total                                                           $ 1,314            $ 1,266
                                                                   =======            =======

3.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available for sale securities and 2) unrealized gains or losses on derivatives (pursuant to SFAS No. 133). The components of comprehensive income, net of related tax, for the three months ended March 31, 2001 and 2000 were as follows:

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

3.    COMPREHENSIVE INCOME (CONTINUED)

                                                                              Three Months Ended
          ($ in millions)                                                          March 31,
                                                                           ------------------------
                                                                           2001                2000
                                                                           ----                ----
          Net income                                                       $  77               $  70
          Change in:
               Net unrealized securities gains (losses)                       22                  (1)
               Net unrealized derivatives (losses)                           (86)*                 -
                                                                           -----               -----
          Total                                                            $  13               $  69
                                                                           =====               =====

     * Includes transition effect of ($59 million) in net unrealized losses, ($21 million) of which was reclassified to earnings during the three months ended March 31, 2001.

4.   ASSET SECURITIZATIONS

     In the first quarter of 2001, the American Express Credit Account Master Trust (the "Master Trust") securitized $1.0 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $11.9 million of gross seller's interest ($11.6 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., which is a wholly-owned subsidiary of American Express Company. In addition, CRC purchased $90 million of Class C Certificates issued by the Master Trust.

     In addition, in April and May 2001, the Master Trust securitized an additional $1.98 billion of loans. At the time of these issuances, CRC sold $15.0 million of gross seller's interest ($14.7 million, net of reserves) to RFCII. In addition, at the time of these issuances, CRC purchased $188 million of Class C Certificates issued by the Master Trust.

     On May 15, 2001, $1.0 billion of investor certificates previously issued by the Master Trust matured.

5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, Credco adopted SFAS No. 133, which establishes the accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation based upon the exposure being hedged. The cumulative effect of adopting SFAS No. 133 was not significant to Credco's results of operations or equity.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into income when the hedged transaction affects income. The ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedge item attributable to the hedged risk are recognized in current income during the period of the change in fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) as part of the cumulative translation adjustment. For derivative instruments not designated as hedging instruments, the gain or loss is recognized currently in earnings.

     CASH FLOW HEDGES
     Credco uses interest rate products, primarily swaps, to manage funding costs related to its Charge Card business. For its Charge Card products, Credco uses interest rate swaps to achieve a targeted mix of fixed and floating rate funding. These interest rate swaps are used to protect Credco from the interest rate risk that arises from short-term funding.

     Credco estimates that the results of operations for the remaining nine months of 2001 will be affected by derivatives representing $145 million of the net pretax losses recorded in other comprehensive loss as of March 31, 2001. This effect will occur at the same time as Credco realizes the benefits of lower market rates of interest on its funding activities. Similarly, as of January 1, 2001, the amount of net pretax losses that were estimated to affect earnings during 2001 was $89 million.

     Currently, the longest period of time over which Credco is hedging exposure to the variability in future cash flows is five years and relates to funding of foreign currency denominated receivables.

     FAIR VALUE HEDGES
     Credco uses interest rate swaps to hedge its firm commitments to transfer, at a fixed rate, receivables to trusts established in connection with the asset securitizations.

     During the three months ended March 31, 2001, the amount that Credco recognized in income related to the ineffective portion of its hedging instruments was immaterial. This amount is included in Other expenses in the Consolidated Statements of Income.

     DERIVATIVES NOT DESIGNATED AS HEDGES
     Credco has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Foreign currency transaction exposures are economically hedged, where practical and economical, through foreign currency contracts. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. These foreign currency forward contracts entered into by Credco generally mature within one year. For the period ended March 31, 2001, the net effect on earnings for the ineffective portion of these hedges was immaterial.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)




6.   TAXES AND INTEREST

     For the three-month periods ended March 31, 2001 and 2000, Credco paid $332 million and $307 million of interest, respectively. Income taxes paid for each of the three-month periods ended March 31, 2001 and 2000 were $3 million and $22 million, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $4.4 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

At March 31, 2001, Credco had the ability to issue approximately $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at March 31, 2001 and 2000 totaled $9.2 billion and $8.5 billion, respectively. In April 2001, Credco renegotiated its credit facilities, increasing available credit lines by $1.2 billion.

RESULTS OF OPERATIONS

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three-month periods ended March 31, 2001 and 2000 was 1.29 and 1.33, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the three-month periods ended March 31, 2001 and 2000 was 1.91 and 2.30, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



Credco purchased $52 billion and $47 billion of Cardmember receivables during the three-month periods ended March 31, 2001 and 2000, respectively. At March 31, 2001 and December 31, 2000, Credco owned $20.4 billion and $22.6 billion, respectively, of Charge Card receivables of which $2.8 billion and $4.3 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

In addition, at March 31, 2001 and December 31, 2000, Credco owned extended payment plan receivables totaling $2.6 billion and $2.1 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at March 31, 2001 and December 31, 2000 include $259 million and $277 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans.

For the three-month periods ended March 31, 2001 and 2000, the average life of Cardmember receivables owned by Credco was 40 days and 42 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 2001 and 2000 was .33 percent and .29 percent, respectively.

Credco's increase in revenues for the three-month period ended March 31, 2001, is attributable to an increase in the volume of receivables purchased as well as higher discount and interest rates. Interest income increased for the three-month period ended March 31, 2001 as a result of a higher volume of average investments outstanding. Interest expense increased for the three months ended March 31, 2001 due to an increase in average debt outstanding and interest rates. Provision for doubtful accounts for the three-month period increased reflecting a higher volume of receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 2001, compared with the three-month period ended March 31, 2000 ($ in millions):

                                                                                           Three-
                                                                                           Month
                                                                                           Period
                                                                                           ------
  Revenue earned from purchased accounts receivable - changes attributable to:
       Volume of receivables purchased                                                         43
       Discount and interest rates                                                             48
                                                                                             ----
           Total                                                                               91
                                                                                             ====

  Interest income from affiliates - changes attributable to:
       Volume of average investments outstanding                                                6
       Interest rates                                                                           -
                                                                                             ----
           Total                                                                                6
                                                                                             ====

  Interest income from investments - changes attributable to:
       Volume of average investments outstanding                                                7
       Interest rates                                                                          (1)
                                                                                             ----
           Total                                                                                6
                                                                                             ====

  Interest expense affiliates - changes attributable to:
       Volume of average debt outstanding                                                      19
       Interest rates                                                                          (3)
                                                                                             ----
           Total                                                                               16
                                                                                             ====

  Interest expense other - changes attributable to:
       Volume of average debt outstanding                                                      13
       Interest rates                                                                          51
                                                                                             ----
           Total                                                                               64
                                                                                             ====

  Provision for doubtful accounts - changes attributable to:
       Volume of receivables purchased                                                         20
       Provision rates and volume of recoveries                                                (3)
                                                                                             ----
           Total                                                                               17
                                                                                             ====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts ($ in millions):

                                                        2001            2000
                                                        ----            ----
                 Balance, January 1                     $739            $684
                 Provision for losses                    236             223
                 Accounts written off                   (215)           (188)
                 Other                                    16              (3)
                                                        ----            ----
                 Balance, March 31                      $776            $716
                                                        ====            ====


The following table shows the aging of Charge Card receivables:

                                                             March 31,
                                                     ---------------------------
                                                       2001            2000
                                                       ----            ----
                 Current                               85.2%           84.4%
                 30 to 59 days                          9.9            10.6
                 60 to 89 days                          1.7             1.9
                 90 days and over                       3.2             3.1



This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe", "expect", "anticipate", "estimate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: fluctuations in interest rates, which impacts Credco's borrowing costs; and foreign currency exchange rates.

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



          (b)      Reports on Form 8-K

                   None.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN EXPRESS CREDIT CORPORATION
                                     (Registrant)


DATE: May 15, 2001                   By   /s/Walker C. Tompkins, Jr.
                                          --------------------------
                                          Walker C. Tompkins, Jr.
                                          President and Chief Executive Officer


                                          /s/Erich Komdat
                                          --------------------------
                                          Erich Komdat
                                          Vice President and Chief Accounting
                                          Officer



                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                       Description                              How Filed
                       -----------                              ---------
Exhibit 12.1   Computation in Support of Ratio of           Electronically filed herewith.
               Earnings to Fixed Charges of American
               Express Credit Corporation.

Exhibit 12.2   Computation in Support of Ratio of           Electronically filed herewith.
               Earnings to Fixed Charges of American
               Express Company.
