Form 10-Q
period 2001-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2001-08-14
CIK 4969

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

                  For the quarterly period ended June 30, 2001

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from      to
                                                  ----    ----

                           Commission File No. 1-6908

                       AMERICAN EXPRESS CREDIT CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                       11-1988350
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

One Christina Centre, 301 North Walnut Street             19801-2919
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
ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                             Outstanding at August 14, 2001
----------------------------                      ------------------------------
Common Stock, $.10 par value                      1,504,938 shares

                       AMERICAN EXPRESS CREDIT CORPORATION
                  (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)


                                    FORM 10-Q

                                      INDEX

                                                                       Page No.
PART I.   FINANCIAL INFORMATION                                        --------

          Item 1.     Financial Statements

                      Condensed consolidated statements
                      of income and retained earnings - three and six
                      months ended June 30, 2001 and 2000                     3

                      Condensed consolidated balance
                      sheets - June 30, 2001 and
                      December 31, 2000                                       4

                      Condensed consolidated statements
                      of cash flows - six months ended
                      June 30, 2001 and 2000                                  5

                      Notes to condensed consolidated
                      financial statements                                    6

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                           8


PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                        12

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                     PART I


Item 1.   Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (millions)
                                   (Unaudited)


                                                              Three Months                    Six Months
                                                                 Ended                          Ended
                                                                June 30,                       June 30,
                                                      ---------------------------    ----------------------------
                                                            2001         2000              2001         2000
                                                            ----         ----              ----         ----
   Revenues
   Revenue earned from purchased
       accounts receivable                                 $  665       $  620            $1,307       $1,171
   Interest income from affiliates                             23           22                50           43
   Interest income from investments                            42           47                82           81
   Other income                                                 -            1                 4            4
                                                          -------      -------           -------       ------
   Total                                                      730          690             1,443        1,299
                                                          -------      -------           -------       ------
   Expenses
   Interest expense - affiliates                               42           52               104           98
   Interest expense - other                                   340          310               679          585
   Provision for doubtful accounts,
       net of recoveries                                      220          205               412          380
   Other expenses                                               4            5                 8           11
                                                          -------      -------           -------       ------
   Total                                                      606          572             1,203        1,074
                                                          -------      -------           -------       ------

   Income before taxes                                        124          118               240          225
   Income tax provision                                        41           42                80           79
                                                          -------      -------           -------       ------
   Net income                                                  83           76               160          146

   Retained earnings at beginning of period                 2,068        1,975             1,991        1,905
                                                          -------      -------           -------       ------
   Retained earnings at end of period                      $2,151       $2,051            $2,151       $2,051
                                                          =======       ======            ======       ======


            See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (millions)


                                                                    (Unaudited)
                                                                      June 30,             December 31,
                                                                        2001                   2000
                                                                        ----                   ----
  Assets
  Cash and cash equivalents                                          $  1,505               $   1,008
  Investments                                                           1,471                   1,266

  Accounts receivable                                                  23,808                  24,710
      Less: reserve for doubtful accounts                                 805                     739
                                                                    ---------               ---------
                                                                       23,003                  23,971

  Loans and deposits with affiliates                                    1,732                   1,742
  Deferred charges and other assets                                       555                     339
                                                                    ---------               ---------
  Total assets                                                       $ 28,266               $  28,326
                                                                    =========               =========
  Liabilities and shareholder's equity
  Short-term debt with affiliates                                    $  3,198               $   2,285
  Short-term debt - other                                              19,966                  20,687
  Current portion of long-term debt - other                               700                     550
  Long-term debt with affiliate                                           910                     910
  Long-term debt - other                                                  519                     901
                                                                    ---------               ---------
  Total debt                                                           25,293                  25,333

  Due to affiliates                                                       321                     726
  Accrued interest and other liabilities                                  535                     115
                                                                    ---------               ---------
  Total liabilities                                                    26,149                  26,174
                                                                    ---------               ---------
  Shareholder's equity:
  Common stock                                                              1                       1
  Capital surplus                                                         161                     161
  Retained earnings                                                     2,151                   1,991
  Other comprehensive loss, net of tax:
      Net unrealized securities losses                                     (9)                     (1)
      Net unrealized derivatives losses                                  (187)                      -
                                                                    ---------               ---------
  Accumulated other comprehensive loss                                   (196)                     (1)
                                                                    ---------               ---------
  Total shareholder's equity                                            2,117                   2,152
                                                                    ---------               ---------
  Total liabilities and shareholder's equity                         $ 28,266               $  28,326
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                                                                     Six Months
                                                                                                        Ended
                                                                                                       June 30,
                                                                                         --------------------------------
                                                                                                  2001           2000
                                                                                                  ----           ----
Cash Flows from Operating Activities:
Net income                                                                                   $    160        $     146
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
     Provision for doubtful accounts, net of recoveries                                           412              380
     Amortization of deferred underwriting fees and other                                          (1)               -
     Changes in operating assets and liabilities:
         Increase in deferred tax assets                                                         (124)             (18)
         Decrease in interest receivable and other operating assets                                43              218
         Increase (decrease) in due to affiliates                                                 195              (12)
         Increase (decrease) in accrued interest and other liabilities                            161             (150)
                                                                                             --------          --------
Net cash and cash equivalents provided by operating activities                                    846              564
                                                                                             --------          --------
Cash Flows from Investing Activities:
Decrease (increase) in accounts receivable                                                        436             (799)
Recoveries of accounts receivable previously written off                                           91               88
Purchase of participation interest in seller's interest in accounts receivable
     from an affiliate                                                                              -              (72)
Sale of participation interest in seller's interest in accounts receivable
     to an affiliate                                                                               30              160
Sale of net accounts receivable to an affiliate                                                     -               74
Purchase of investments                                                                          (344)            (295)
Maturity of investments                                                                            10                9
Sale of investments                                                                               116                -
Decrease in loans and deposits due from affiliates                                                  9              153
Decrease in due to affiliates                                                                    (600)            (683)
                                                                                             --------          --------
Net cash and cash equivalents used in investing activities                                       (252)          (1,365)
                                                                                             --------          --------
Cash Flows from Financing Activities:
Net increase in short-term debt with affiliates with maturities less than ninety days
                                                                                                  913              958
Net (decrease) increase in short-term debt - other with maturities less than
     ninety days                                                                               (1,041)           3,181
Proceeds from issuance of debt                                                                  2,927            1,320
Redemption of debt                                                                             (2,896)          (5,361)
                                                                                             --------          --------
Net cash and cash equivalents (used in) provided by financing activities                          (97)              98
                                                                                             --------          --------

Net increase (decrease) in cash and cash equivalents                                              497             (703)
Cash and cash equivalents at beginning of period                                                1,008            1,102
                                                                                             --------          --------
Cash and cash equivalents at end of period                                                   $  1,505          $   399
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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 2001 and the consolidated results of its operations and changes in its retained earnings for the three and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2.   Investments

     The following is a summary of investments at June 30, 2001 and December 31, 2000. Pursuant to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), Credco elected to reclassify its held to maturity investments to available for sale as of January 1, 2001.




          ($ in millions)                                                June 30,          December 31,
                                                                           2001                2000
                                                                           ----                ----
          Held to Maturity, at amortized cost (fair value:
                June 30, 2001-$0; December 31, 2000-$196)                $      -           $    194

          Available for Sale, at fair value (cost: June 30,
                2001-$1,486; December 31, 2000-$1,073)                      1,471              1,072
                                                                          -------            -------

          Total                                                           $ 1,471            $ 1,266
                                                                          =======            =======


3.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available for sale securities and 2) unrealized gains or losses on derivatives (pursuant to SFAS No. 133). The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2001 and 2000 were as follows:

                       AMERICAN EXPRESS CREDIT CORPORATION
                  (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)



3.   Comprehensive Income (Loss) (continued)


                                                                Three Months                   Six Months
          ($ in millions)                                          Ended                         Ended
                                                                  June 30,                      June 30,
                                                         ------------------------      ------------------------
                                                              2001        2000             2001         2000
                                                              ----        ----             ----         ----
          Net income                                         $  83        $ 76             $ 160       $ 146
          Change in:
               Net unrealized securities losses                (30)          -                (8)         (1)
               Net unrealized derivatives losses*             (101)          -              (187)          -
                                                              -----       -----             -----       ----
          Total                                              $ (48)      $  76             $ (35)      $ 145
                                                              =====       =====             =====       ====

     *The change in net unrealized derivative losses for the six months ended June 30, 2001 includes the January 1, 2001 SFAS No. 133 transition effect of $59 million in net unrealized losses. At June 30, 2001, $187 million of net after-tax losses were recorded in other comprehensive loss on the consolidated balance sheet; this is compared with $86 million at March 31, 2001. The increase during the second quarter is primarily related to interest rate derivatives used as cash flow hedges. These losses will be recognized in earnings at the same time that Credco realizes the benefits of lower market rates of interest on its funding activities.

4.   Asset Securitizations

     In the first six months of 2001, the American Express Credit Account Master Trust (the "Master Trust") securitized $3.7 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $30.5 million of gross seller's interest ($29.8 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc., which is a wholly-owned subsidiary of American Express Company. In addition, CRC purchased $344 million of Class C Certificates issued by the Master Trust. On May 15, 2001,
     $1.0 billion of investor certificates previously issued by the Master Trust matured.

     It is expected that the Master Trust will securitize an additional $650 million of loans in August 2001.

5.   Derivative Instruments and Hedging Activities

     Effective January 1, 2001, Credco adopted SFAS No. 133, which establishes the accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged.

                       AMERICAN EXPRESS CREDIT CORPORATION
                  (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)


5.   Derivative Instruments and Hedging Activities (continued)

     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) as part of the cumulative translation adjustment. For derivative instruments not designated as hedging instruments, the gain or loss is recognized currently in earnings.

6.   Taxes and Interest

     For the six-month periods ended June 30, 2001 and 2000, Credco paid $640 million and $686 million of interest, respectively. Net income taxes paid for each of the six-month periods ended June 30, 2001 and 2000 were $100 million and $117 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2001, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $4.4 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

At June 30, 2001, Credco had the ability to issue approximately $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at June 30, 2001 and 2000 totaled $10.4 billion and $9.2 billion, respectively.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an

                       AMERICAN EXPRESS CREDIT CORPORATION
                  (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)


annual basis. The ratio of earnings to fixed charges for the six-month periods ended June 30, 2001 and 2000 was 1.31 and 1.33, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the six-month periods ended June 30, 2001 and 2000 was 1.54 and 2.32, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $104 billion and $99 billion of Cardmember receivables during the six-month periods ended June 30, 2001 and 2000, respectively. At June 30, 2001 and December 31, 2000, Credco owned $20.4 billion and $22.6 billion, respectively, of charge Cardmember receivables of which $3.0 billion and $4.3 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

In addition, at June 30, 2001 and December 31, 2000, Credco owned extended payment plan receivables totaling $3.4 billion and $2.1 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at June 30, 2001 and December 31, 2000 include $228 million and $277 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans.

For the six-month periods ended June 30, 2001 and 2000, the average life of Cardmember receivables owned by Credco was 40 days and 42 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 2001 and 2000 was .36 percent and .30 percent, respectively.

Credco's increase in revenues for the six-month period ended June 30, 2001, is attributable to an increase in the volume of receivables purchased as well as higher discount and interest rates. Interest income increased for the six-month period ended June 30, 2001 as a result of a higher volume of average investments outstanding. Interest expense increased for the six months ended June 30, 2001 due to an increase in average debt outstanding and interest rates. Provision for doubtful accounts for the six-month period increased reflecting a higher volume of receivables purchased and an increase in provision rates.

                       AMERICAN EXPRESS CREDIT CORPORATION
                  (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 2001, compared with the six-month period ended June 30, 2000 ($ in millions):


                                                                                    Six-
                                                                                   Month
                                                                                   Period
                                                                                   ------
  Revenue earned from purchased accounts receivable -
  changes attributable to:
       Volume of receivables purchased                                               56
       Discount and interest rates                                                   80
                                                                                    ----
           Total                                                                    136
                                                                                    ====

  Interest income from affiliates - changes attributable to:
       Volume of average investments outstanding                                     14
       Interest rates                                                                (7)
                                                                                    ----
           Total                                                                      7
                                                                                    ====

  Interest income from investments - changes attributable to:
       Volume of average investments outstanding                                     16
       Interest rates                                                               (15)
                                                                                    ----
           Total                                                                      1
                                                                                    ====

  Interest expense - affiliates - changes attributable to:
       Volume of average debt outstanding                                            30
       Interest rates                                                               (24)
                                                                                    ----
           Total                                                                      6
                                                                                    ====

  Interest expense - other - changes attributable to:
       Volume of average debt outstanding                                            19
       Interest rates                                                                75
                                                                                    ----
           Total                                                                     94
                                                                                    ====

  Provision for doubtful accounts - changes attributable to:
       Volume of receivables purchased                                               25
       Provision rates and volume of recoveries                                       7
                                                                                    ----
           Total                                                                     32
                                                                                    ====

                       AMERICAN EXPRESS CREDIT CORPORATION
                  (a wholly-owned subsidiary of American Express
                      Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for doubtful accounts ($ in millions):



                                        2001           2000
                                        ----           ----
        Balance, January 1              $739           $684
        Provision for losses             503            468
        Accounts written off            (461)          (389)
        Other                             24             (8)
                                        ----           ----
        Balance, June 30                $805           $755
                                        ====           ====



The following table shows the aging of charge Cardmember receivables:



                                              June 30,
                                        --------------------
                                        2001            2000
                                        ----            ----
        Current                         83.9%          84.1%
        30 to 59 days                   10.9           11.4
        60 to 89 days                    1.9            1.8
        90 days and over                 3.3            2.7

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

                               AMERICAN EXPRESS CREDIT CORPORATION
                               (Registrant)

DATE: August 14, 2001          By   /s/Walker C. Tompkins, Jr.
                                    -------------------------------------
                                    Walker C. Tompkins, Jr.
                                    President and Chief Executive Officer


                                    /s/Erich Komdat
                                    -------------------------------------
                                    Erich Komdat
                                    Vice President and Chief Accounting
                                    Officer





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
