Form 10-Q
period 2001-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2001-11-14
CIK 4969

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

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                               Outstanding at November 14, 2001
-----                               --------------------------------
Common Stock, $.10 par value        1,504,938 shares


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    FORM 10-Q

                                      INDEX


                                                                                           Page No.
                                                                                           --------
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Condensed Consolidated Statements
                     of Income and Retained Earnings - Three and Nine months ended
                     September 30, 2001 and 2000                                           3

                     Condensed Consolidated Balance
                     Sheets - September 30, 2001 and
                     December 31, 2000                                                     4

                     Condensed Consolidated Statements
                     of Cash Flows - Nine months ended
                     September 30, 2001 and 2000                                           5

                     Notes to Condensed Consolidated
                     Financial Statements                                                  6

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                                         8

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                                      12


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                       PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (millions)
                                   (Unaudited)


                                                               Three Months                    Nine Months
                                                                   Ended                          Ended
                                                              September 30,                   September 30,
                                                      ---------------------------    ----------------------------
                                                            2001         2000              2001         2000
                                                            ----         ----              ----         ----
   Revenues:
   Revenue earned from purchased
       accounts receivable                                 $  646      $  540             $1,953       $1,711
   Interest income from affiliates                             19          28                 69           71
   Interest income from investments                            34          48                116          129
   Other income                                                 4           -                  8            4
                                                          -------    --------             ------       ------
   Total                                                      703         616              2,146        1,915
                                                          -------    --------             ------       ------

   Expenses:
   Interest expense - affiliates                               35          56                139          154
   Interest expense - other                                   328         319              1,007          904
   Provision for doubtful accounts,
       net of recoveries                                      220         152                632          532
   Other expenses                                               6           4                 14           15
                                                          -------    --------             ------       ------
   Total                                                      589         531              1,792        1,605
                                                          -------     -------             ------       ------

   Income before taxes                                        114          85                354          310
   Income tax provision                                        39          28                119          107
                                                          -------    --------            -------       ------
   Net income                                                  75          57                235          203

   Retained earnings at beginning of period                 2,151       2,051              1,991        1,905
                                                          -------     -------            -------      -------
   Retained earnings at end of period                      $2,226      $2,108             $2,226       $2,108
                                                          =======     =======            =======      =======



            See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (millions)


                                                                   (Unaudited)
                                                                   September 30,           December 31,
                                                                        2001                   2000
                                                                        ----                   ----
  Assets
  Cash and cash equivalents                                          $ 1,722                $ 1,008
  Investments                                                          1,360                  1,266

  Accounts receivable                                                 22,629                 24,710
      Less: reserve for doubtful accounts                                831                    739
                                                                    --------                -------
                                                                      21,798                 23,971

  Loans and deposits with affiliates                                   1,725                  1,742
  Deferred charges and other assets                                      618                    339
                                                                    --------                -------
  Total assets                                                       $27,223                $28,326
                                                                    ========                =======
  Liabilities and shareholder's equity
  Short-term debt with affiliates                                    $ 3,448                $ 2,285
  Short-term debt - other                                             19,166                 20,687
  Current portion of long-term debt - other                            1,100                    550
  Long-term debt with affiliates                                         910                    910
  Long-term debt - other                                                 125                    901
                                                                    --------                -------
  Total debt                                                          24,749                 25,333

  Due (from) to affiliates                                              (472)                   726
  Accrued interest and other liabilities                                 887                    115
                                                                    --------                -------
  Total liabilities                                                   25,164                 26,174
                                                                    --------                -------

  Shareholder's equity:
  Common stock                                                             1                      1
  Capital surplus                                                        161                    161
  Retained earnings                                                    2,226                  1,991
  Other comprehensive loss, net of tax:
      Net unrealized securities losses                                    (9)                    (1)
      Net unrealized derivatives losses                                 (320)                     -
                                                                    --------                -------
  Accumulated other comprehensive loss                                  (329)                    (1)
                                                                    --------                -------
  Total shareholder's equity                                           2,059                  2,152
                                                                    --------                -------
  Total liabilities and shareholder's equity                         $27,223                $28,326
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                                                               Nine Months
                                                                                                  Ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                           2001           2000
                                                                                           ----           ----
Cash Flows from Operating Activities:
Net income                                                                             $    235        $     203
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
     Provision for doubtful accounts, net of recoveries                                     632              532
     Amortization of deferred underwriting fees and other                                    (1)               1
     Changes in operating assets and liabilities:
         Increase in deferred tax assets                                                   (196)              (6)
         Decrease in interest receivable and other operating assets                          67              269
         Increase (decrease) in due to affiliates                                           145              (73)
         Increase (decrease) in accrued interest and other liabilities                      386             (159)
                                                                                       --------           ------
Net cash and cash equivalents provided by operating activities                            1,268              767
                                                                                       --------           ------

Cash Flows from Investing Activities:
Decrease (increase) in accounts receivable                                                1,994             (589)
Recoveries of accounts receivable previously written off                                    141              132
Purchase of participation interest in seller's interest in accounts receivable
     from an affiliate                                                                     (624)            (778)
Sale of participation interest in seller's interest in accounts receivable
     to an affiliate                                                                         32              181
Sale of net accounts receivable to an affiliate                                               -              154
Purchase of investments                                                                    (406)            (370)
Maturity of investments                                                                      54               49
Sale of investments                                                                         249                -
Decrease (increase) in loans and deposits due from affiliates                                17             (240)
(Decrease) in due to affiliates                                                          (1,343)            (117)
                                                                                        -------          -------
Net cash and cash equivalents provided by (used in) investing activities                    114           (1,578)
                                                                                        -------          -------

Cash Flows from Financing Activities:
Net increase in short-term debt with affiliates with maturities less than
      ninety days                                                                         1,163              214
Net (decrease) increase in short-term debt - other with maturities less than
     ninety days                                                                         (1,630)           5,087
Proceeds from issuance of debt                                                            4,647            2,072
Redemption of debt                                                                       (4,848)          (6,246)
                                                                                         ------           ------
Net cash and cash equivalents (used in) provided by financing activities                   (668)           1,127
                                                                                         ------           ------

Net increase in cash and cash equivalents                                                   714              316
Cash and cash equivalents at beginning of period                                          1,008            1,102
                                                                                         ------           ------
Cash and cash equivalents at end of period                                               $1,722           $1,418
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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 2001 and the consolidated results of its operations and changes in its retained earnings for the three and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2.   Investments

     The following is a summary of investments at September 30, 2001 and December 31, 2000. Pursuant to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), Credco elected to reclassify its held to maturity investments to available for sale as of January 1, 2001.

        ($ in millions)                                                       September 30,      December 31,
                                                                                  2001               2000
                                                                                  ----               ----
        Held to Maturity, at amortized cost (fair value: September 30,
              2001-$0; December 31, 2000-$196)                                   $    -            $  194

        Available for Sale, at fair value (cost: September 30,
              2001-$1,374; December 31, 2000-$1,073)                              1,360             1,072
                                                                                 ------            ------
        Total                                                                    $1,360            $1,266
                                                                                 ======            ======

3.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in unrealized gains or losses on available for sale securities and unrealized gains or losses on derivatives (pursuant to SFAS No. 133). The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2001 and 2000 were as follows:

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


3.    Comprehensive Income (Loss) (continued)

                                                              Three Months                   Nine Months
          ($ in millions)                                         Ended                         Ended
                                                              September 30,                 September 30,
                                                         ------------------------      ------------------------
                                                             2001        2000             2001         2000
                                                             ----        ----             ----         ----
          Net income                                         $  75        $ 57             $ 235       $ 203
          Change in:
               Net unrealized securities losses                  -           2                (8)          1
               Net unrealized derivatives losses*             (133)          -              (320)          -
                                                             ------      -----             ------      -----
          Total                                              $ (58)      $  59             $ (93)      $ 204
                                                             ======      =====             ======      =====

     *The change in net unrealized derivative losses for the nine months ended September 30, 2001 includes the January 1, 2001 SFAS No. 133 transition effect of $59 million in net unrealized losses. At September 30, 2001, $320 million of net after-tax losses were recorded in other comprehensive loss on the consolidated balance sheet; this is compared with $187 million at June 30, 2001 and $86 million at March 31, 2001. The increase during the third quarter is primarily related to interest rate derivatives used as cash flow hedges. These losses will be recognized in earnings at the same time that Credco realizes the benefits of lower market rates of interest on its funding activities.

4.   Asset Securitizations

     In the first nine months of 2001, the American Express Credit Account Master Trust (the "Credit Master Trust"), a master trust formed by American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company, securitized $4.3 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Credit Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $32.5 million of gross seller's interest ($31.7 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, CRC purchased $406 million of Class C Certificates issued by the Credit Master Trust.

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


6.   Taxes and Interest

     For the nine-month periods ended September 30, 2001 and 2000, Credco paid $877 million and $1.1 billion of interest, respectively. Net income taxes paid for each of the nine-month periods ended September 30, 2001 and 2000 were $103 million and $188 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2001, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $4.4 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

At September 30, 2001, Credco had the ability to issue approximately $2.4 billion of medium- and long-term debt and warrants under shelf registrations filed with the Securities and Exchange Commission.

Committed credit line facilities at September 30, 2001 and 2000 totaled $10.4 billion and $9.5 billion, respectively.

Subsequent to the terrorist attacks of September 11th, 2001, American Express' A+ and its subsidiaries' (including Credco's) credit ratings were affirmed by Standard & Poor's and Fitch, two credit rating agencies. At the same time, however, each agency revised its respective rating outlook on American Express and its subsidiaries from stable to negative in light of the ensuing weak climate for business and consumer travel and spending and weaker capital markets. In their statements, the rating agencies indicated that while American Express has significant financial resources to address short-term business volume disruptions, if business volumes remained depressed for an extended period, its credit ratings would be under pressure.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 2001 and 2000 was 1.31 and 1.29, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the nine-month periods ended September 30, 2001 and 2000 was 1.51 and 2.30, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $154 billion and $150 billion of Cardmember receivables during the nine-month periods ended September 30, 2001 and 2000, respectively. At September 30, 2001 and December 31, 2000, Credco owned $19.0 billion and $22.6

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



billion, respectively, of charge Cardmember receivables of which $3.1 billion and $4.3 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

In addition, at September 30, 2001 and December 31, 2000, Credco owned extended payment plan receivables totaling $3.6 billion and $2.1 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at September 30, 2001 and December 31, 2000 include $216 million and $277 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans.

For the nine-month periods ended September 30, 2001 and 2000, the average life of Cardmember receivables owned by Credco was 41 days and 42 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the nine-month periods ended September 30, 2001 and 2000 was .39 percent and .32 percent, respectively.

Credco's increase in revenues for the nine-month period ended September 30, 2001 is primarily attributable to higher discount rates. Interest income decreased for the nine-month period ended September 30, 2001 as a result of lower interest rates. Interest expense increased for the nine months ended September 30, 2001 due primarily to an increase in average debt outstanding. Provision for doubtful accounts for the nine-month period increased reflecting a higher volume of receivables purchased and an increase in provision rates.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 2001, compared with the nine-month period ended September 30, 2000 ($ in millions):

                                                                                 Nine-
                                                                                 Month
                                                                                 Period
                                                                                 ------
  Revenue earned from purchased accounts receivable -
  changes attributable to:
       Volume of receivables purchased                                            37
       Discount and interest rates                                               205
                                                                                 ---
           Total                                                                 242
                                                                                 ===
  Interest income from affiliates - changes attributable to:
       Volume of average investments outstanding                                  18
       Interest rates                                                            (20)
                                                                                 ----
           Total                                                                  (2)
                                                                                 ====
  Interest income from investments - changes attributable to:
       Volume of average investments outstanding                                  21
       Interest rates                                                            (34)
                                                                                 ----
           Total                                                                 (13)
                                                                                 ====
  Interest expense - affiliates - changes attributable to:
       Volume of average debt outstanding                                         39
       Interest rates                                                            (54)
                                                                                 ----
           Total                                                                 (15)
                                                                                 ====
  Interest expense - other - changes attributable to:
       Volume of average debt outstanding                                         23
       Interest rates                                                             80
                                                                                  --
           Total                                                                 103
                                                                                 ===
  Provision for doubtful accounts - changes attributable to:
       Volume of receivables purchased                                            17
       Provision rates and volume of recoveries                                   83
                                                                                  --
           Total                                                                 100
                                                                                 ===

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


         The following is an analysis of Cardmember reserve for doubtful accounts ($ in millions):

                                                        2001           2000
                                                        ----           ----
                 Balance, January 1                     $739           $684
                 Provision for losses                    773            664
                 Accounts written off                   (743)          (611)
                 Other                                    62              3
                                                        ----           ----
                 Balance, September 30                  $831           $740
                                                        ====           ====


         The following table shows the aging of charge Cardmember receivables:

                                                           September 30,
                                                   -------------------------------
                                                       2001            2000
                                                       ----            ----
                 Current                                84.2%          83.5%
                 30 to 59 days                          10.2           11.8
                 60 to 89 days                           2.1            2.0
                 90 days and over                        3.5            2.7

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

                              AMERICAN EXPRESS CREDIT CORPORATION
                              (Registrant)

DATE:  November 14, 2001      By   /s/Walker C. Tompkins, Jr.
                                   --------------------------
                                   Walker C. Tompkins, Jr.
                                   President and Chief Executive Officer


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