Form 10-K405
period 2001-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2002-04-01
CIK 4969

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

                   For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
         Title of each class                              on which registered
----------------------------------------                  -------------------
Step-Up Senior Notes due August 10, 2005                New York Stock Exchange

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 29, 2002, 1,504,938 shares were outstanding.


                    Documents incorporated by reference: None

                                     PART I

Item 1. BUSINESS

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

Credco is primarily engaged in the business of purchasing most charge Cardmember receivables arising from the use of the American Express'r' Card, including the American Express'r' Gold Card, Platinum Card'r' and Corporate Card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain revolving credit receivables arising from the use of American Express credit cards (whether branded the "Optima'r' Card" or otherwise), interest-bearing receivables from extended payment plans such as Sign & Travel'r' and Extended Payment Option (which provide for extended payment for certain charges) and interest-bearing equipment financing installment loans and leases. The American Express Card and American Express credit cards are collectively referred to herein as the "Card."

American Express Card Business

TRS currently issues the Card in 43 currencies (including cards issued by banks and other qualified institutions). The Card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept the Card. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided.

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

Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of federal and state bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed by Cardmembers being classified as delinquent and/or charged off as uncollectible.

General Nature of Credco's Business

Credco purchases certain Cardmember receivables arising from the use of the Card throughout the world pursuant to agreements (the "Receivables Agreements") with TRS and certain of its subsidiaries that issue the Card ("Card Issuers"). Net income primarily depends on the volume of receivables arising from the use of the Card purchased by Credco, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased. The average life and collectibility of accounts receivable generated by the use of the Card are affected by factors such as general economic conditions, overall levels of consumer debt and the number of new Cards issued.

Credco purchases Cardmember receivables without recourse. Amounts resulting from unauthorized charges (for example, those made with a lost or stolen Card) are excluded from the definition of "receivables" under the Receivables Agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, the Card Issuer repurchases the charge from Credco.

Credco generally purchases non-interest-bearing charge Cardmember receivables at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables at face amount. The Receivables Agreements generally require that non-interest-bearing receivables be purchased at a discount rate which yields to Credco earnings of at least 1.25 times its fixed charges on an annual basis. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. New groups of Cardmember receivables are generally purchased net of reserve balances applicable thereto.

Extended payment plan receivables and leases are primarily funded by subsidiaries of TRS other than Credco, although, certain extended payment plan receivables are purchased by Credco. At December 31, 2001 and 2000, extended payment plan receivables owned by Credco totaled $3.9 billion and $2.1 billion, representing 17.0 percent and 8.7 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit to American Express Bank customers and interest-bearing equipment financing installment loans and leases.

Credco, through a wholly-owned subsidiary, Credco Receivables Corp. ("CRC"), purchases gross participation interests in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables owned by two master trusts formed by TRS as part of its asset securitization programs. The gross participation interests represent undivided interests in the receivables originated by TRS and by American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS. See Note 4 in Notes to Consolidated Financial Statements appearing herein.

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


Volume of Business

The following table shows the volume of Cardmember receivables purchased by Credco, excluding Cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (millions):

                     Volume of Gross Cardmember               Cardmember Receivables Owned
                       Receivables Purchased                        at December 31,

 Year           Domestic      Foreign        Total        Domestic      Foreign        Total
 ----           --------      -------        -----        --------      -------        -----
 2001           $158,939      $45,132       $204,071        $17,406       $5,642      $23,048
 2000            161,281       44,820        206,101         19,545        5,165       24,710
 1999            131,849       41,822        173,671         18,358        4,967       23,325
 1998            116,957       38,105        155,062         15,096        4,030       19,126
 1997            108,573       37,030        145,603         15,475        4,017       19,492

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

The average life of Cardmember receivables owned by Credco for each of the five years ended December 31 (based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month during the years indicated to the volume of Cardmember receivables purchased by Credco) were:

                       Average Life of Cardmember
       Year               Receivables (in days)
       ----               ---------------------
       2001                        41
       2000                        41
       1999                        42
       1998                        43
       1997                        43

The following table shows the aging of billed, non-interest-bearing charge Cardmember receivables:

                                       December 31,
                                  2001              2000
     -------------------------------------------------------
     Current                       86.8%          84.3%
     30 to 59 days                  7.9           10.9
     60 to 89 days                  1.7            2.1
     90 days and over               3.6            2.7

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

The following table sets forth Credco's write-offs, net of recoveries, expressed in millions and as a percentage of the volume of Cardmember receivables purchased by Credco in each of the years indicated:

                                     2001      2000      1999       1998       1997
                                     ----      ----      ----       ----       ----
Write-offs, net of recoveries        $867     $654       $616       $647       $615

% of net Cardmember
    receivables purchased            .42%     .32%       .35%       .42%       .42%

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

                                          Weighted Average
                           Year             Interest Cost
                           ----             -------------
                           2001                5.98%
                           2000                6.04
                           1999                5.16
                           1998                5.66
                           1997                5.66

From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 2001 was $6.4 billion. At December 31, 2001, the amount borrowed was $3.1 billion. See Notes 5 and 6 in Notes to Consolidated Financial Statements appearing herein for information about Credco's debt, including Credco's lines of credit from various banks and long-term debt.

Foreign Operations

See Notes 2, 8 and 11 in Notes to Consolidated Financial Statements appearing herein for information about Credco's foreign exchange risks and operations in different geographical regions.

Employees

At December 31, 2001, Credco had 27 employees.

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

For information about limitations on Credco's ability to pay dividends, see
Note 7 in Notes to Consolidated Financial Statements appearing herein.

Item 6. SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

($ in millions)                         2001        2000         1999         1998         1997
                                        ----        ----         ----         ----         ----
Income Statement Data

Revenues                                2,842       2,601        2,168        2,214       2,064

Interest expense                        1,458       1,459        1,130        1,190       1,125

Provision for doubtful
  accounts, net of recoveries             937         689          672          632         584

Income tax provision                      140         150          120          128         114

Net income                                277         286          223          237         212

Balance Sheet Data

Accounts receivable                    23,048      24,710       23,325       19,126      19,492

Reserve for credit losses                (847)       (739)        (684)        (597)       (633)

Total assets                           26,542      28,326       26,726       23,535      22,936

Short-term debt                        20,584      22,972       20,231       17,528      16,582

Current portion of
  long-term debt                          800         550          550          353           4

Long-term debt                          1,030       1,811        2,575        3,053       3,264

Shareholder's equity                    2,200       2,152        2,061        1,994       1,907

Cash dividends                             --         200          150          150         150

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain Critical Accounting Policies

In December 2001, the Securities and Exchange Commission issued a financial reporting release, FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." In this connection, the following information has been provided about certain critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management's judgment. These policies relate to reserves for Cardmember credit losses and the recognition of impairment within the investment portfolio.

o Provision for credit losses related to Cardmember loans and receivables is one of the largest operating expenses of Credco. Reserves for these credit losses are primarily based upon statistically driven models derived from historical experience, as well as management judgment as to the economic and business environment. In determining the reserves, management evaluates both internal credit metrics, such as migration analysis, write-off rates, recovery rates and net write-off coverage, as well as external economic data, such as unemployment, bankruptcy filings and consumer confidence, among other indicators that may impact the portfolios. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses, as applicable.

o Generally, investment securities are carried at fair value on the balance sheet. Gains and losses are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is not temporary, which requires judgment regarding the amount and timing of recovery. Typically, Credco defines an event of impairment for debt securities as issuer default or bankruptcy. Fair value is generally based on quoted market prices.

Liquidity and Capital Resources

Credco's portfolio consists of Charge Card receivables and loans purchased without recourse from Card Issuers throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing Cardmember receivables. These participation interests are owned by two master trusts formed by TRS as part of its asset securitization programs. At December 31, 2001 and 2000, respectively, Credco owned $19.1 billion and $22.6 billion of Charge Card receivables and participation in Charge Card receivables, representing 83.0 percent and 91.3 percent, respectively, of the total receivables owned. Revolving credit receivables, representing 17.0 percent and 8.7 percent of the total receivables owned, were $3.9 billion and $2.1 billion at December 31, 2001 and 2000, respectively.

Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. The average amount of commercial paper outstanding was $18.6 billion for 2001 and $18.5 billion for 2000.

An alternate source of borrowing consists of committed credit line facilities. The aggregate commitment of these facilities is generally maintained at 50 percent of short-term debt, net of short-term investments and cash equivalents. Committed credit line facilities at December 31, 2001 and 2000 totaled $10.4 billion and $9.7 billion, respectively. In addition, Credco, through its wholly-owned subsidiary, American Express

Overseas Credit Corporation Limited ("AEOCC"), had short-term borrowings under uncommitted lines of credit totaling $68 million and $84 million at December 31, 2001 and 2000, respectively.

The availability of credit lines is subject to Credco's maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. For the year ended December 31, 2001, this ratio was 1.29. Additionally, Credco's credit ratings are critical to maintaining its short-term funding sources and containing related interest costs. Rating agencies review factors such as capital adequacy with a view towards maintaining certain levels of capital, liquidity, business volumes, asset quality and economic market trends, among others, in assessing American Express' and its subsidiaries' appropriate ratings. Subsequent to the terrorist attacks of September 11th, American Express' A+ and its subsidiaries' (including Credco's) credit ratings were affirmed by Standard & Poor's and Fitch, two credit rating agencies. At the same time, however, each agency revised its respective rating outlook on American Express and its subsidiaries from stable to negative in light of the ensuing weak climate for business and consumer travel and spending and weaker capital markets. In their statements, the rating agencies indicated that while American Express has significant financial resources to address short-term business volume disruptions, if business volumes remained depressed for an extended period, its credit ratings would be under pressure.

During 2001, 2000 and 1999, Credco's average long-term debt outstanding was $2.2 billion, $2.7 billion and $3.1 billion, respectively. At December 31, 2001, Credco had approximately $2.4 billion of medium- and long-term debt and warrants available for issuance under shelf registrations filed with the Securities and Exchange Commission ("SEC"). At March 25, 2002, Credco had $8 billion of debt securities and warrants available for issuance under such shelf registrations. In addition, Credco, TRS, AEOCC, Centurion Bank and American Express Bank Ltd. (a wholly-owned indirect subsidiary of American Express) have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At December 31, 2001, this program had the ability to issue $4.7 billion of debt.

Credco paid dividends of $200 million to TRS in December 2000. No dividends were paid to TRS in 2001.

In 2000, Credco called $150 million 1.125% Cash Exchangeable Notes due 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Accordingly, the related hedging agreements were called at the same time.

In early 2002, Credco issued an aggregate of $2.0 billion of medium-term notes at fixed and floating rates with maturities of one to three years. As of March 25, 2002, Credco had $8 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the SEC.

In 2001, the American Express Credit Account Master Trust (the "Master Trust") securitized $4.3 billion of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $32.5 million of gross seller's interest ($31.7 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, CRC purchased, as an investment, $406 million of Class C Certificates issued by the Master Trust collateralized by the revolving credit receivables held by the Master Trust.

In February 2002, the Master Trust securitized an additional $920 million of loans. At the time of this issuance, CRC sold $3.1 million of gross seller's interest ($3.0 million, net of reserves) to RFCII. In addition, at the time of this issuance, CRC purchased, as an investment, $87.4 million of Class C Certificates collateralized by the revolving credit receivables held by the Master Trust.

In 2001, the American Express Master Trust (the "Trust") securitized $750 million of Charge Card receivables. At the time of this issuance, CRC sold $829 million of seller's interest ($793 million, net of reserves) to American Express Receivables Financing Corporation ("RFC"). In addition, at the time of the issuance, CRC purchased, as an investment, $60.8 million in Class B Certificates collateralized by the receivables held by the Trust. Additionally, in 2001, $300 million Class A Fixed Rate Account Receivable Trust Certificates and $300 million Class A Floating Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interest owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the Trust. In addition, $41.7 million of Class B Certificates owned by CRC matured in 2001.

In January 2002, the Trust securitized an additional $750 million of Charge Card receivables. At the time of this issuance, CRC sold $829 million of seller's interest ($797 million, net of reserves) to RFC. In addition, at the time of the issuance, CRC purchased, as an investment, $60.8 million in Class B Certificates collateralized by the receivables held by the Trust.

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.29, 1.30 and 1.30 in 2001, 2000 and 1999, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the years ended December 31, 2001, 2000 and 1999 was 1.52, 2.25 and 2.48, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased. The average life of Cardmember receivables was 41 days for the years ended December 31, 2001 and 2000, and 42 days for the year ended December 31, 1999.

Credco's increase in revenues during 2001 is primarily attributable to higher discount rates. Interest income in 2001 decreased as a result of lower interest rates. Interest expense is essentially unchanged from the prior year. Provision for doubtful accounts increased in 2001 reflecting an increase in provision rates.

The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

                                                                   2001           2000          1999
  ----------------------------------------------------------------------------------------------------
  Revenue earned from purchased accounts receivable-changes
    attributable to:
       Volume of receivables purchased                            $ (39)        $  364      $    230
       Discount and interest rates                                  340             50          (222)
  -----------------------------------------------------------------------------------------------------
          Total                                                   $ 301         $  414      $      8
  -----------------------------------------------------------------------------------------------------
  Interest income from affiliates-changes attributable to:
       Volume of average investments outstanding                  $  21         $  (43)     $    (54)
       Interest rates                                               (42)            26            (6)
  -----------------------------------------------------------------------------------------------------
          Total                                                   $ (21)        $  (17)     $    (60)
  -----------------------------------------------------------------------------------------------------
  Interest income from investments-changes attributable to:
       Volume of average investments outstanding                  $  15         $    2      $     13
       Interest rates                                               (58)            33            (6)
  -----------------------------------------------------------------------------------------------------
          Total                                                   $ (43)        $   35      $      7
  -----------------------------------------------------------------------------------------------------
  Interest expense affiliates-changes attributable to:
       Volume of average debt outstanding                         $  36         $   32      $     (9)
       Interest rates                                               (95)            42           (10)
  -----------------------------------------------------------------------------------------------------
          Total                                                   $ (59)        $   74      $    (19)
  -----------------------------------------------------------------------------------------------------
  Interest expense other-changes attributable to:
       Volume of average debt outstanding                         $ (20)        $   84      $     59
       Interest rates                                                78            171          (100)
  -----------------------------------------------------------------------------------------------------
          Total                                                   $  58         $  255      $    (41)
  -----------------------------------------------------------------------------------------------------
  Provision for doubtful accounts-changes attributable to:
       Volume of receivables purchased                            $  (8)        $  157      $     95
       Provision rates and volume of recoveries                     256           (140)          (55)
  -----------------------------------------------------------------------------------------------------
          Total                                                   $ 248         $   17      $     40
  -----------------------------------------------------------------------------------------------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco's objective is to monitor and control risk exposures to earn returns commensurate with the level of risk assumed. American Express management establishes and oversees implementation of Board-approved policies covering its funding, investments and use of derivative financial instruments. American Express' treasury department, along with various asset and liability committees in the businesses, is responsible for managing financial market risk exposures within the context of Board-approved policies. See Note 8 in Notes to Consolidated Financial Statements appearing herein for a discussion of Credco's use of derivatives.

In the second half of 2001, American Express established the Corporate Risk Management Committee ("CRMC") to supplement the risk management capabilities resident within its business segments by routinely reviewing key market, credit and other risk concentrations across American Express and recommending corrective action where appropriate. The CRMC promotes a rigorous understanding of risks across American Express and supports senior management in making risk-return decisions.

Credco management believes a decline in its long-term credit rating by two levels could result in its having to significantly reduce its commercial paper and other short-term borrowings and replacing them, in part, by taking down existing credit lines. Remaining borrowing requirements would be addressed through other means such as additional securitizations. This would result in higher interest expense on Credco's commercial paper and other debt, as well as higher fees related to unused lines of credit. American Express believes a two level downgrade is unlikely due to its capital position and growth prospects.

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

Credco's hedging policies are established, maintained and monitored by the American Express treasury department. Credco generally manages its exposures along product lines. A variety of interest rate and foreign exchange hedging strategies are employed to manage interest rate and foreign currency risks.

Credco funds its Charge Card receivables and Cardmember loans using on-balance sheet funding sources such as long- and short-term debt, medium-term notes and commercial paper and other debt. For Credco's Charge Card and fixed rate lending receivables, interest rate exposure is managed through the issuance of long- and short-term debt and the use of interest rate swaps and, to a lesser extent, caps. During 2001, Credco continued its strategy by augmenting its portfolio of interest rate swaps that convert a majority of its domestic funding from floating rate to fixed rate. Credco regularly reviews its strategy and may modify it. For the majority of Credco's Cardmember loans, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding.

The detrimental effect on Credco's pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $40 million and $79 million, based on 2001 and 2000 year-end positions, respectively. This effect is primarily a function of the extent of variable rate funding of Charge Card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. With respect to the managed portion of that interest rate exposure, a substantial amount of the $226 million of Credco's net after-tax unrealized losses recorded in other comprehensive income on the consolidated balance sheet at December 31, 2001 represents the fair value of the related derivative financial instruments. These losses will be recognized in earnings during the terms of those derivative contracts at the same time that Credco realizes the benefits of lower market rates of interest on its funding of Charge Card and fixed rate lending products.

Credco's foreign exchange risk arising from cross-currency charges and balance sheet exposures is managed primarily by entering into agreements to buy and sell currencies on a spot or forward basis.

Based on the year-end 2001 and 2000 foreign exchange positions, the effect on Credco's earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

At December 31, 2001 Credco owned $31 million net, of U.S. Dollar denominated receivables that it had purchased from the TRS Argentine Card company. At year end, the Argentine government mandated the conversion of dollar denominated assets into pesos and simultaneously devalued the peso. This development has created a foreign exchange transaction exposure that previously did not exist with respect to Credco's receivables portfolio. The devaluation has been given effect in the financial statements as of December 31, 2001 by recording a loss of $11 million pretax ($7 million after tax) in the Consolidated Statements of Income. Credco is taking steps to manage this risk to the extent practicable and efficient.

Forward-looking Statements

Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in Credco's other reports filed with the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "plan", "aim", "will", "should", "could" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco's forward-looking statements include but are not limited to:

      o credit trends and the rate of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

      o     fluctuations in foreign currency exchange rates;

      o negative changes in Credco's credit ratings, which could result in decreased liquidity and higher borrowing costs; and

      o the effect of fluctuating interest rates, which could affect Credco's borrowing costs.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               1.     Financial Statements.

                      See Index to Financial Statements at page F-1 hereof.

               2.     Supplementary Financial Information.

                      Selected quarterly financial data. See Note 12 in Notes to Consolidated Financial Statements appearing herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)      1.       Financial Statements:
                           See Index to Financial Statements at page F-1 hereof.

                  2.       Financial Statement Schedule:
                           See Index to Financial Statements at page F-1 hereof.

                  3.       Exhibits:
                           See Exhibit Index hereof.

         (b)      Reports on Form 8-K:

                  Form 8-K dated December 21, 2001, Item 7, filing Credco's Form of Agency Agreement, dated as of December 21, 2001, between Credco and the Agents named therein and the forms of Permanent Global Notes.

                  Form 8-K dated January 11, 2002, Item 5, reporting a press release issued by American Express including information about the current business status of TRS, the parent of Credco.

                  Form 8-K dated March 19, 2002, Item 5, reporting Credco's expected net income for the year ended December 31, 2001 and other financial data.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

DATE:  March 29, 2002            By  /s/Walker C. Tompkins, Jr.
                                     -------------------------------
                                     Walker C. Tompkins, Jr.
                                     President and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


DATE:  March 29, 2002            By  /s/Walker C. Tompkins, Jr.
                                     ------------------------------------
                                     Walker C. Tompkins, Jr.
                                     President, Chief Executive Officer
                                     and Director


DATE:  March 29, 2002                /s/Erich Komdat
                                     ------------------------------------
                                     Erich Komdat
                                     Vice President and Chief Accounting Officer


DATE:  March 29, 2002                /s/Kim D. Rosenberg
                                     ------------------------------------
                                     Kim D. Rosenberg
                                     Chairman of the Board
                                     and Director (Principal Financial Officer)


DATE:  March 29, 2002                /s/Jay B. Stevelman
                                     ------------------------------------
                                     Jay B. Stevelman
                                     Vice President and Director

                       AMERICAN EXPRESS CREDIT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14 (a))



                                                                                        Page Number
                                                                                 ---------------------------
     Financial Statements:

         Report of independent auditors                                                    F-2

         Consolidated statements of income for each of the
         three years ended December 31, 2001, 2000 and 1999                                F-3

         Consolidated balance sheets at December 31,
         2001 and 2000                                                                     F-4

         Consolidated statements of cash flows for each of
         the three years ended December 31, 2001, 2000 and 1999                            F-5

         Consolidated statements of shareholder's equity for each
         of the three years ended December 31, 2001, 2000 and 1999                         F-6

         Notes to consolidated financial statements                                     F-7 to F-15


     Schedule:

         II - Valuation and qualifying accounts for each of
             the three years ended December 31, 2001, 2000 and 1999                        F-16

         All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP


New York, New York
January 28, 2002

                       AMERICAN EXPRESS CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


     Years Ended December 31, (Millions)                        2001             2000            1999
     -------------------------------------------------------------------------------------------------------
          Revenues

     Revenue earned from purchased
       accounts receivable                                      $2,616          $2,315         $1,901
     Interest income from investments                              135             178            143
     Interest income from affiliates                                82             103            120
     Other                                                           9               5              4

     -------------------------------------------------------------------------------------------------------
              Total                                              2,842           2,601          2,168
     -------------------------------------------------------------------------------------------------------

          Expenses

     Interest expense - other                                    1,298           1,240            985
     Provision for doubtful accounts, net
       of recoveries of $193, $178 and $172                        937             689            672
     Interest expense - affiliates                                 160             219            145
     Other                                                          30              17             23

     -------------------------------------------------------------------------------------------------------
              Total                                              2,425           2,165          1,825
     -------------------------------------------------------------------------------------------------------

     Pretax income                                                 417             436            343
     Income tax provision                                          140             150            120

     -------------------------------------------------------------------------------------------------------
     Net income                                                 $  277          $  286         $  223
     -------------------------------------------------------------------------------------------------------

     See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


     December 31, (Millions, except share data)                   2001                       2000
     ------------------------------------------------------------------------------------------------------
          Assets

     Cash and cash equivalents                                 $   408                    $ 1,008
     Investments                                                 1,428                      1,266
     Accounts receivable, less credit reserves:
          2001, $847; 2000, $739                                22,201                     23,971
     Loans and deposits with affiliates                          1,907                      1,742
     Deferred charges and other assets                             598                        339
     ------------------------------------------------------------------------------------------------------
     Total assets                                              $26,542                    $28,326
     ------------------------------------------------------------------------------------------------------

          Liabilities and shareholder's equity

     Short-term debt - other                                   $18,370                    $20,687
     Short-term debt with affiliates                             2,214                      2,285
     Current portion of long-term debt                             800                        550
     Long-term debt with affiliate                                 910                        910
     Long-term debt - other                                        120                        901
                                                               -------                    -------
     Total debt                                                 22,414                     25,333
     Due to affiliates                                           1,425                        726
     Accrued interest and other liabilities                        503                        115
     ------------------------------------------------------------------------------------------------------
          Total liabilities                                     24,342                     26,174
     ------------------------------------------------------------------------------------------------------

          Shareholder's equity

     Common stock-authorized 3 million
         shares of $.10 par value; issued
         and outstanding 1.5 million shares                          1                          1
     Capital surplus                                               161                        161
     Retained earnings                                           2,268                      1,991
     Other comprehensive loss, net of tax:
         Net unrealized securities losses                           (4)                        (1)
         Net unrealized derivatives losses                        (226)                         -
     ------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive loss                         (230)                        (1)
     ------------------------------------------------------------------------------------------------------
          Total shareholder's equity                             2,200                      2,152
     ------------------------------------------------------------------------------------------------------
     Total liabilities and shareholder's equity                $26,542                    $28,326
     ------------------------------------------------------------------------------------------------------

     See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31, (Millions)                                  2001               2000              1999
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                        $   277            $   286           $   223
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for losses and benefits                              937                689               672
       Amortization and other                                          (4)                 1                 1
       Changes in operating assets and liabilities:
          Deferred tax assets                                        (183)               (27)              (17)
          Interest receivable and other operating assets               61                385               (20)
          Due to affiliates                                           316                (29)              (15)
          Accrued interest and other liabilities                      112               (169)               83
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           1,516              1,136               927
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Accounts receivable                                                   177             (1,971)           (4,976)
Recoveries of accounts receivable previously written off              193                178               172
Purchase of participation interest in seller's interest in
    accounts receivable from an affiliate                          (1,062)              (778)             (959)
Sale of participation interest in seller's interest in accounts
    receivable to an affiliate                                        825                181               247
Sale of net accounts receivable to an affiliate                       700                153               586
Purchase of investments                                              (467)              (370)             (641)
Maturity of investments                                                54                 55                36
Sale of investments                                                   249                  4                 2
Loans and deposits due from affiliates                               (165)              (281)            1,892
Due to affiliates                                                     383               (283)              962
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                   887             (3,112)           (2,679)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net (decrease) increase in short-term debt with affiliates
    with maturities of ninety days or less                            (71)               791               233
Net (decrease) increase in short-term debt - other with
    maturities of ninety days or less                              (3,515)             4,137               350
Issuance of debt                                                    7,629              4,296            10,426
Redemption of debt                                                 (7,046)            (7,142)           (8,653)
Dividend paid to TRS                                                    -               (200)             (150)
---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                (3,003)             1,882             2,206
---------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                 (600)               (94)              454
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                      1,008              1,102               648
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $   408            $ 1,008           $ 1,102
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY



                                                                                               Accumulated
                                                                                                  Other
                                                                         Common   Capital     Comprehensive   Retained
Three Years Ended December 31, (Millions)                   Total        Stock    Surplus     (Loss)/Income   Earnings
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                               $1,994          $1      $161           $   -         $1,832
--------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
      Net income                                               223                                                  223
      Change in net unrealized securities losses                (6)                                   (6)
                                                            -------
      Total comprehensive income                               217
  Dividend to TRS                                             (150)                                                (150)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                2,061           1       161              (6)         1,905
--------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
      Net income                                               286                                                  286
      Change in net unrealized securities losses                 5                                     5
                                                            ------
      Total comprehensive income                               291
  Dividend to TRS                                             (200)                                                (200)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                2,152           1       161              (1)         1,991
--------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
      Net income                                               277                                                  277
      Change in net unrealized securities losses                (3)                                   (3)
      Cumulative effect of adopting SFAS No. 133               (59)                                  (59)
      Change in net unrealized derivatives losses             (456)                                 (456)
      Derivatives losses reclassified to earnings              289                                   289
                                                            -------
      Total comprehensive income                                48
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                               $2,200          $1      $161           $(230)        $2,268
--------------------------------------------------------------------------------------------------------------------------

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

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the consolidated financial statements. In part they are based on assumptions concerning future events. Among the more significant are those which relate to reserves for Cardmember credit losses and recognition of other than temporary impairment within the investment portfolio (see Note 3). These reflect the best judgment of management and actual results could differ.

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

Reserves for Credit Losses

Reserves for credit losses related to Cardmember receivables and loans are primarily based upon statistically driven models derived from historical experience, as well as management judgment as to the business and economic environment. In determining the reserves, management evaluates both internal credit metrics, such as migration analysis, write-off rates, recovery rates and net write-off coverage, as well as external economic data, such as unemployment, bankruptcy filings and consumer confidence, among other indicators that may impact the portfolios.

Credco generally writes off against its reserve for credit losses the total balance in an account for which any portion remains unpaid twelve months from the date of original billing for non-interest-bearing Cardmember receivables and after six contractual payments are past due for interest-bearing Cardmember receivables. Accounts are written off earlier if deemed uncollectible.

Cash and Cash Equivalents

Credco has defined cash and cash equivalents as cash and short-term investments with original maturities of ninety days or less.

Fair Values of Financial Instruments

The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 2001 and 2000 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

The fair values of investments and long-term debt are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

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

Recently Adopted Accounting Standards

Effective January 1, 2001, Credco adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to other comprehensive income of $59 million. See Note 8 for further discussion of Credco's derivatives and hedging activities.

3.  Investments

At December 31, 2001 and 2000, Credco held American Express Master Trust Class B Certificates with an amortized cost of $213 million and $194 million, respectively. These securities were classified as Held-to-Maturity and stated at amortized cost at December 31, 2000. Pursuant to the adoption of SFAS No. 133, as amended, Credco elected to reclassify its Held-to-Maturity investments to Available-for-Sale as of January 1, 2001. The fair value of these securities at December 31, 2001 and 2000 was $219 million and $196 million, respectively.

Available-for-Sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. The Available-for-Sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding sources and terms. In addition to the American Express Master Trust Class B Certificates previously mentioned, Credco held American Express Credit Account Master Trust Class C Certificates that were classified as Available-for-Sale at December 31, 2001 and 2000. The fair value of these securities was $1,209 million and $815 million at December 31, 2001 and 2000, respectively. In addition, at December 31, 2000, Credco had a portfolio of corporate and government securities that was managed by American Express Financial Advisors, Inc., a wholly-owned indirect subsidiary of American Express. The fair value of these Available-for-Sale securities at December 31, 2000 was $257 million. These investments were sold in 2001.

The change in net unrealized securities gains (losses) recognized in other comprehensive loss includes two components: (1) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), and (2) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities (reclassification to realized gains (losses)). This reclassification has no effect on total comprehensive income (loss) or shareholder's equity. The components of other comprehensive loss (net of tax) were ($4.2 million) and $4.8 million in holding (losses) gains, for the years ended December 31, 2001 and 2000, respectively, and $0.8 million in realized losses at both December 31, 2001 and 2000.

4.  Accounts Receivable

At December 31, 2001 and 2000, respectively, Credco owned $19.1 billion and $22.6 billion of Charge Card receivables and participation in Charge Card receivables, representing 83.0 percent and 91.3 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. charge Cardmember receivables, CRC purchases from American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust (the "Trust"), which was formed in 1992 to securitize U.S. charge Cardmember receivables. The gross participation interests represent undivided interests in the receivables conveyed to the Trust by RFC.

In 2001, the Trust securitized $750 million of Charge Card receivables. At the time of this issuance,CRC sold $829 million of seller's interest ($793 million, net of reserves) to RFC. In addition, at the time of the issuance, CRC purchased, as an investment, $60.8 million in Class B Certificates collateralized by the receivables held by the Trust. Additionally, in 2001, $300 million Class A Fixed Rate Account Receivable Trust Certificates and $300 million Class A Floating Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interest owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the Trust. In addition, $41.7 million of Class B Certificates owned by CRC matured in 2001. At December 31, 2001 and 2000, CRC owned approximately $3.8 billion and $4.3 billion, respectively, of participation interests in receivables conveyed to the Trust, representing 16.6 percent and 17.4 percent, respectively, of its total accounts receivable.

In January 2002, the Trust securitized an additional $750 million of Charge Card receivables. At the time of this issuance, CRC sold $829 million of seller's interest ($797 million, net of reserves) to RFC. In addition, at the time of the issuance, CRC purchased, as an investment, $60.8 million in Class B Certificates collateralized by the receivables held by the Trust.

At December 31, 2001 and 2000, Credco owned extended payment plan receivables totaling $3.9 billion and $2.1 billion, respectively, including revolving credit loans purchased directly from American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, representing 17.0 percent and 8.7 percent, respectively, of its total interests in accounts receivable. The extended payment plan receivables owned at December 31, 2001 and 2000 include $212 million and $277 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans. In 2001 and 2000, the Master Trust securitized $4.3 billion and $4.0 billion, respectively, of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $32.5 million of gross seller's interest ($31.7 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, in 2001, CRC purchased, as an investment, $406 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

In February 2002, the Master Trust securitized an additional $920 million of loans. At the time of this issuance, CRC sold $3.1 million of gross seller's interest ($3.0 million, net of reserves) to RFCII. In addition, at the time of this issuance, CRC purchased, as an investment, $87.4 million of Class C Certificates, collateralized by the revolving credit receivables held by the Master Trust.

5.  Short-term Debt

December 31, (Millions)                                             2001                    2000
-------------------------------------------------------------------------------------------------------
Commercial paper                                              $   17,955              $   20,286
Borrowings from affiliates                                         2,214                   2,285
Borrowings under lines of credit                                      68                      84
Borrowing agreements with bank trust
  departments and others                                             347                     317
-------------------------------------------------------------------------------------------------------
Total short-term debt                                         $   20,584              $   22,972
-------------------------------------------------------------------------------------------------------

Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

Credco had committed credit line facilities totaling $10.4 billion and $9.7 billion at December 31, 2001 and 2000, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 2001 and 2000.

At December 31, 2001 and 2000, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $68 million and $84 million, respectively.

Credco's annual weighted average short-term interest rate was 6.14 percent, 5.97 percent and 5.12 percent for the years ended December 31, 2001, 2000, and 1999, respectively. These rates include the cost of maintaining credit line facilities for the periods and the impact of interest rate swaps. At December 31, 2001, $14.9 billion of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 5.88 percent.

Credco paid $1.3 billion, $1.3 billion and $962 million of interest on short-term debt obligations in 2001, 2000 and 1999, respectively.

6.  Long-term Debt

December 31, (Millions)                                          2001
------------------------------------------------------------------------------------------------------
                                  Outstanding        Notional    Year-End      Year-End       Maturity
                                     Balance          Amount      Stated       Effective        of
                                                       of          Rate        Interest        Swaps
                                                      Swaps         on           Rate
                                                                   Debt          with
                                                                  (a,b)         Swaps
                                                                                (a,b)
------------------------------------------------------------------------------------------------------
Senior notes due 2001 and 2005       $  100          $  100        7.45%          2.21%         2005
Variable rate debt with
American Express due 2004               910              --        1.83%            --            --
Medium-term fixed rate note             400             400        6.50%          2.08%         2002
due 2002
Medium-term variable rate               400             400        2.28%          2.22%         2002
note due 2002
Swiss franc notes due                     1              --        5.13%            --            --
2002-2003
Fair value adjustment                    19              --         --              --            --
------------------------------------------------------------------------------------------------------
Total                                $1,830          $  900
------------------------------------------------------------------------------------------------------


                                                                 2000
------------------------------------------------------------------------------------------------------
                                  Outstanding        Notional    Year-End      Year-End       Maturity
                                     Balance          Amount      Stated       Effective        of
                                                       of          Rate        Interest        Swaps
                                                      Swaps         on           Rate
                                                                   Debt          with
                                                                  (a,b)         Swaps
                                                                                (a,b)
------------------------------------------------------------------------------------------------------
Senior notes due 2001 and 2005       $  650          $  350        6.57%          7.44%     2001 & 2005
Variable rate debt with
American Express due 2004               910              --        6.45%            --            --
Medium-term fixed rate note             400             400        6.50%          6.83%         2002
due 2002
Medium-term variable rate               400             400        6.81%          6.90%         2002
note due 2002
Swiss franc notes due                     1              --        5.13%            --            --
2002-2003
Fair value adjustment                    --              --          --             --            --
------------------------------------------------------------------------------------------------------
Total                                $2,361          $1,150
------------------------------------------------------------------------------------------------------

(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2001 and 2000; these rates are not an indication of future interest rates.

(b)  Weighted average rates were determined where appropriate.

The above table includes the current portion of long-term debt of $800 million and $550 million at December 31, 2001 and 2000, respectively.

In 2000, Credco called $150 million 1.125% Cash Exchangeable Notes due 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Accordingly, the related hedging agreements were called at the same time.

The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding, was $1.8 billion and $2.4 billion, at December 31, 2001 and 2000, respectively.

Credco paid interest on long-term debt obligations of $119 million, $186 million and $175 million in 2001, 2000 and 1999, respectively.

Aggregate annual maturities of long-term debt for the five years ending December 31, 2006 are as follows (millions): 2002, $800; 2003, $1; 2004,
$910; 2005, $100 and 2006, $0.

7.  Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

8.  Derivatives and Hedging Activities

As prescribed by SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged.

For derivative instruments that are designated and qualify as a cash flow hedge, the portion of the gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of other comprehensive income (loss) and reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) as part of the cumulative translation adjustment. For derivative instruments not designated as hedging instruments, the gain or loss is recognized currently in earnings.

Cash Flow Hedges

Credco uses interest rate products, primarily swaps, to manage funding costs related to its Charge Card business. For its Charge Card products, Credco uses interest rate swaps to achieve a targeted mix of fixed and floating rate funding. These interest rate swaps are used to protect Credco from the interest rate risk that arises from short-term funding.

At December 31, 2001, Credco expects to reclassify $144 million of net pretax losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.

Currently, the longest period of time over which Credco is hedging exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 5 years and relates to funding of foreign currency denominated receivables.

Fair Value Hedges

Credco uses interest rate swaps to hedge its fixed rate debt and firm commitments to transfer, at a fixed rate, receivables to trusts established in connection with its asset securitizations.

During 2001, the amount Credco recognized primarily related to the time value element of its fair value hedging instruments was immaterial.

Derivatives not Designated as Hedges Under SFAS No. 133

Credco has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. For the year ended December 31, 2001, the net effect on earnings of accounting for the net changes in fair value of the following undesignated derivatives under SFAS No. 133 compared with prior rules was immaterial.

o Foreign currency transaction exposures are economically hedged, where practical, through foreign currency contracts. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. Such foreign currency forward contracts entered into by Credco generally mature within one year.

See Notes 5 and 6 for further information regarding Credco's use of interest rate products related to short- and long-term debt obligations.

9.  Transactions with Affiliates

In 2001, 2000 and 1999, Credco purchased Cardmember receivables without recourse from TRS and certain of its subsidiaries totaling approximately $204 billion, $206 billion and $174 billion, respectively.

Agreements for the purchase of non-interest-bearing receivables generally require that Credco purchase such receivables at discount rates which yield to Credco earnings of not less than 1.25 times its fixed charges on an annual basis.

The agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all Cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2001 and 2000, CRC held American Express Master Trust Class B Certificates with a fair value of $219 million and $196 million, respectively, and American Express Credit Account Master Trust Class C Certificates with a fair value of $1,209 million and $815 million, respectively.

At December 31, 2001 and 2000, CRC owned approximately $3.8 billion and $4.3 billion, respectively, of participation interests in receivables conveyed to the Trust, representing 16.6 percent and 17.4 percent, respectively, of Credco's total accounts receivable.

In 2001, $300 million Class A Fixed Rate Account Receivable Trust Certificates and $300 million Class A Floating Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio which increased the participation interest owned by CRC. CRC owns a participation interest in the seller's interest in charge Cardmember receivables that have been conveyed to the Trust.

The extended payment plan receivables owned at December 31, 2001 and 2000 include $212 million and $277 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the Master Trust.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows:

December 31, (Millions)                                                  2001          2000         1999
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                            $       4     $       3   $         5
Maximum month-end level of cash and cash
  equivalents during the year                                              10            11             7
Other loans and deposits to affiliates at December 31                   1,907         1,742         1,461
Maximum month-end level of loans and deposits to
  affiliates during the year                                            1,907         1,742         3,433
Borrowings at December 31                                               3,124         3,195         2,404
Maximum month-end level of borrowings during the year                   6,436         4,840         4,725
Interest income                                                            82           103           120
Other income                                                                9             5             4
Interest expense                                                          160           219           145
------------------------------------------------------------------------------------------------------------

At December 31, 2001, 2000 and 1999, Credco held variable rate loans to American Express due in 2004 of $850 million. Additionally, Credco had $468 million, $448 million and $605 million of loans to American Express ATM Holdings, Inc., a wholly-owned subsidiary of TRS, at December 31, 2001,
2000 and 1999, respectively. At both December 31, 2001 and 2000, CFI had $330 million of loans to Amex Bank of Canada, a wholly-owned subsidiary of TRS.

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

The provisions for income taxes were as follows (millions):

                                                            2001             2000             1999
------------------------------------------------------------------------------------------------------
Federal                                                  $  128            $  140          $  110
Foreign                                                      12                10              10
------------------------------------------------------------------------------------------------------
  Total                                                  $  140            $  150          $  120
------------------------------------------------------------------------------------------------------

Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The current and deferred components of the provision (benefit) for income taxes were as follows (millions):

                                                           2001              2000              1999
------------------------------------------------------------------------------------------------------
Current                                                 $    200          $    179         $    134
Deferred                                                     (60)              (29)             (14)
------------------------------------------------------------------------------------------------------
   Total income tax provision                           $    140          $    150         $    120
------------------------------------------------------------------------------------------------------

Credco's deferred tax assets were $428 million and $245 million as of December 31, 2001 and 2000, respectively. These amounts were included in other assets. Credco's deferred tax liabilities were not material as of December 31, 2001 and 2000.

Deferred tax assets for 2001 and 2000 consist primarily of reserve for loan losses of $305 million and $245 million, respectively, and deferred taxes related to SFAS No. 133 of $121 million for 2001. At December 31, 2001 and 2000, no valuation allowances were required.

Included in due to affiliates is the current federal tax payable to TRS of $15 million and current federal tax receivable from TRS of $16 million at December 31, 2001 and 2000, respectively.

In 2001, 2000 and 1999, total net income taxes paid, including taxes paid to TRS, were $166 million, $198 million and $159 million, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35 percent is as follows:

         ------------------------------------------------------------------------------------------------------
                                                                                      2001            2000
         ------------------------------------------------------------------------------------------------------
         Statutory rate                                                                 35%             35%
         Foreign operations                                                             (1)             (1)
         ------------------------------------------------------------------------------------------------------
           Total                                                                        34%             34%
         ------------------------------------------------------------------------------------------------------

The U.S. statutory tax rate and effective tax rate for 1999 was approximately 35%.

The items comprising Comprehensive Income in the Consolidated Statements of Shareholder's Equity are presented net of income tax (benefit) provision. The changes in net unrealized securities are presented net of tax (benefit) provision of ($2) million for 2001 and $3 million for 2000. The changes related to cash flow hedges are presented net of tax benefit of $121 million for 2001.

11.  Geographic Segments

Credco is principally engaged in the business of purchasing Cardmember receivables arising from the use of the American Express Card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):

                                                           2001             2000              1999
---------------------------------------------------------------------------------------------------------
Revenues
  United States                                        $   2,353         $   2,165        $   1,811
  International                                              489               436              357
---------------------------------------------------------------------------------------------------------
  Consolidated                                         $   2,842         $   2,601        $   2,168
---------------------------------------------------------------------------------------------------------
Pretax income
  United States                                        $     357         $     367        $     295
  International                                               60                69               48
---------------------------------------------------------------------------------------------------------
  Consolidated                                         $     417         $     436        $     343
---------------------------------------------------------------------------------------------------------

12.  Quarterly Financial Data (Unaudited)

                                                  2001                                         2000
----------------------------------------------------------------------------------------------------------------------
Quarters Ended, (Millions)     12/31       9/30        6/30        3/31      12/31       9/30       6/30       3/31
----------------------------------------------------------------------------------------------------------------------
Revenues                         $  696     $  703     $  730       $  713     $  686     $  616     $  690     $  609
Pretax income                        63        114        124          116        126         85        118        107
Net income                           42         75         83           77         83         57         76         70
----------------------------------------------------------------------------------------------------------------------

                       AMERICAN EXPRESS CREDIT CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Years Ended December 31, (Millions)                            2001            2000           1999
-------------------------------------------------------------------------------------------------------
Reserve for credit losses:
Balance at beginning of year                                $   739        $   684         $   597
Additions:
  Provision for credit losses
     charged to income (1)                                    1,130            867             844
  Other credits (2)                                             124             63              71
Deductions:
  Accounts written off                                        1,061            832             788
  Other charges (3)                                              85             43              40
                                                            -------        -------         -------

Balance at end of year                                      $   847        $   739         $   684
                                                            =======        =======         =======

Reserve for credit losses as a percentage
  of gross Cardmember receivables owned at
  year-end                                                     3.65%          2.96%           2.91%
                                                            =======        =======         =======


(1) Before recoveries on accounts previously written off of $193 million, $178 million and $172 million in 2001, 2000 and 1999, respectively.

(2) Reserve balances applicable to new groups of Cardmember receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3) Primarily relates to reserve balances applicable to certain groups of Cardmember receivables and participation interests sold to affiliates.

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

   Exhibit No.                    Description

     3 (a)                   Registrant's Certificate of Incorporation,       Incorporated by reference to
                             as amended                                       Exhibit 3(a) to Registrant's
                                                                              Registration
                                                                              Statement on Form S-1
                                                                              dated February 25, 1972
                                                                              (File No. 2-43170).

     3 (b)                   Registrant's By-Laws, amended and restated as    Incorporated by reference to
                             of November 24, 1980                             Exhibit 3 (b) to
                                                                              Registrant's Annual Report
                                                                              on Form 10-K (Commission
                                                                              File No. 1-6908) for the
                                                                              year ended December 31, 1985.

     4 (a)                   Registrant's Debt Securities Indenture dated     Incorporated by reference to
                             as of September 1, 1987                          Exhibit 4 (s) to
                                                                              Registrant's Registration
                                                                              Statement on Form S-3 dated
                                                                              September 2, 1987
                                                                              (File No. 33-16874).

     4 (b)                   Form of Note with optional redemption            Incorporated by reference to
                             provisions                                       Exhibit 4 (t) to
                                                                              Registrant's Registration
                                                                              Statement on Form S-3 dated
                                                                              September 2, 1987 (File No.
                                                                              33-16874).

     4 (c)                   Form of Debenture with optional redemption and   Incorporated by reference to
                             sinking fund provisions                          Exhibit 4 (u) to
                                                                              Registrant's Registration
                                                                              Statement on Form S-3 dated
                                                                              September 2, 1987
                                                                              (File No. 33-16874).

     4 (d)                   Form of Original Issue Discount Note with        Incorporated by reference to
                             optional redemption provision                    Exhibit 4 (v) to
                                                                              Registrant's Registration
                                                                              Statement on Form S-3 dated
                                                                              September 2, 1987 (File No.
                                                                              33-16874).


     4(e)                    Form of Zero Coupon Note with optional           Incorporated by reference to
                             redemption provisions                            Exhibit 4 (w) to
                                                                              Registrant's Registration
                                                                              Statement on Form S-3 dated
                                                                              September 2, 1987 (File No.
                                                                              33-16874).

     4 (f)                   Form of Variable Rate Note with optional         Incorporated by reference to
                             redemption and repayment provisions              Exhibit 4 (x) to
                                                                              Registrant's Registration
                                                                              Statement on Form S-3 dated
                                                                              September 2, 1987 (File No.
                                                                              33-16874).

     4 (g)                   Form of Extendible Note with optional            Incorporated by reference to
                             redemption and repayment provisions              Exhibit 4 (y) to
                                                                              Registrant's Registration
                                                                              Statement on Form S-3 dated
                                                                              September 2, 1987
                                                                              (File No. 33-16874).

     4 (h)                   Form of Fixed Rate Medium-Term Note              Incorporated by reference to
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

     4 (i)                   Form of Floating Rate Medium-Term Note           Incorporated by reference to
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

     4 (l)                   Terms and conditions of debt instruments to be   Incorporated by reference to
                             issued outside the U.S.                          Exhibit 4(l) to Registrant's
                                                                              Annual Report on Form 10-K
                                                                              (Commission File No. 1-6908)
                                                                              for the year ended December
                                                                              31, 1997.

     4 (m)                   Form of Permanent Global Fixed Rate              Incorporated by reference to
                             Medium-Term Senior Note, Series B                Exhibit 4(s) to Registrant's
                                                                              Current Report on Form 8-K
                                                                              dated December 21, 2001.

     4 (n)                   Form of Permanent Global Floating Rate           Incorporated by reference to
                             Medium-Term Senior Note, Series B                Exhibit 4(t) to Registrant's
                                                                              Current Report on Form 8-K
                                                                              dated December 21, 2001.
     4 (o)                   The Registrant hereby agrees to furnish the
                             Commission, upon request, with copies of the
                             instruments defining the rights of holders of
                             each issue of long-term debt of the Registrant
                             for which the total amount of securities
                             authorized thereunder does not exceed 10% of
                             the total assets of the Registrant

     10 (a)                  Receivables Agreement dated as of January 1,     Incorporated by reference to
                             1983 between the Registrant and American         Exhibit 10 (b) to
                             Express Travel Related Services Company, Inc.    Registrant's Annual Report
                                                                              on Form 10-K (Commission
                                                                              File No. 1-6908) for the
                                                                              year ended December 31, 1987.

     10 (b)                  Participation Agreement dated as of August 3,    Incorporated by reference to
                             1992 between American Express Receivables        Exhibit 10(c) to
                             Financing Corporation and Credco Receivables     Registrant's Annual Report
                             Corp.                                            on Form 10-K (Commission
                                                                              File No. 1-6908) for the
                                                                              year ended December 31, 1992.

     12.1                    Computation in Support of Ratio of Earnings to   Electronically filed
                             Fixed Charges of American Express Credit         herewith.
                             Corporation

     12.2                    Computation in Support of Ratio of Earnings to   Electronically filed
                             Fixed Charges of American Express Company        herewith.

     23                      Consent of Independent Auditors                  Electronically filed
                                                                              herewith.



                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'