Form 10-Q
period 2002-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2002-05-14
CIK 4969

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

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at May 14, 2002
-----------------------------------              -----------------------------
Common Stock, $.10 par value                     1,504,938 shares

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    FORM 10-Q

                                      INDEX

                                                                           Page No.
                                                                           --------
PART I.    FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed consolidated statements
                       of income and retained earnings - three months
                       ended March 31, 2002 and 2001                           3

                       Condensed consolidated balance
                       sheets - March 31, 2002 and
                       December 31, 2001                                       4

                       Condensed consolidated statements
                       of cash flows - three months ended
                       March 31, 2002 and 2001                                 5

                       Notes to condensed consolidated
                       financial statements                                    6

           Item 2.     Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                           8


PART II.   OTHER INFORMATION

           Item 6.     Exhibits and Reports on Form 8-K                       12

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                                     PART I

Item 1.   Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2002               2001
     ------------------------------------------------------------------------------------------------
     Revenues

     Revenue earned from purchased
       accounts receivable                                                $  484            $  642
     Interest income from investments                                         20                40
     Interest income from affiliates                                          12                27
     Other                                                                     1                 4

     ------------------------------------------------------------------------------------------------
              Total                                                          517               713
     ------------------------------------------------------------------------------------------------

     Expenses

     Interest expense - other                                                207               339
     Provision for losses, net
       of recoveries                                                         192               192
     Interest expense - affiliates                                            23                62
     Other                                                                    15                 4

     ------------------------------------------------------------------------------------------------
              Total                                                          437               597
     ------------------------------------------------------------------------------------------------

     Pretax income                                                            80               116
     Income tax provision                                                     27                39

     ------------------------------------------------------------------------------------------------
     Net income                                                               53                77

     Retained earnings at beginning of period                              2,268             1,991

     ------------------------------------------------------------------------------------------------
     Retained earnings at end of period                                   $2,321            $2,068
     ------------------------------------------------------------------------------------------------
     See notes to condensed consolidated financial statements.


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)


                                                          (Unaudited)
                                                           March 31,   December 31,
                                                             2002         2001
----------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                 $ 1,738       $   408
Investments                                                 1,573         1,428
Accounts receivable, less credit reserves:
     2002, $769; 2001, $847                                20,482        22,201
Loans and deposits with affiliates                          1,890         1,907
Deferred charges and other assets                             533           598
----------------------------------------------------------------------------------
Total assets                                              $26,216       $26,542
----------------------------------------------------------------------------------

Liabilities and shareholder's equity

Short-term debt - other                                   $15,054       $18,370
Short-term debt with affiliates                             4,409         2,214
Current portion of long-term debt                           2,521           800
Long-term debt with affiliate                                 910           910
Long-term debt - other                                        362           120
                                                         --------      --------
Total debt                                                 23,256        22,414
Due to affiliates                                             162         1,425
Accrued interest and other liabilities                        491           503
----------------------------------------------------------------------------------
     Total liabilities                                     23,909        24,342
----------------------------------------------------------------------------------

Shareholder's equity

Common stock-authorized 3 million
    shares of $.10 par value;  issued
    and outstanding 1.5 million shares                          1             1
Capital surplus                                               161           161
Retained earnings                                           2,321         2,268
Accumulated other comprehensive loss, net of tax:
    Net unrealized securities losses                           (6)           (4)
    Net unrealized derivatives losses                        (170)         (226)
----------------------------------------------------------------------------------
Accumulated other comprehensive loss                         (176)         (230)
----------------------------------------------------------------------------------
     Total shareholder's equity                             2,307         2,200
----------------------------------------------------------------------------------
Total liabilities and shareholder's equity                $26,216       $26,542
----------------------------------------------------------------------------------
  See notes to condensed consolidated financial statements.


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   2002               2001
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                                      $    53            $    77
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
       Provision for losses                                                         192                192
       Amortization and other                                                         -                 (1)
       Changes in operating assets and liabilities:
          Deferred tax assets                                                        55                (43)
          Interest receivable and other operating assets                            134                (16)
          Due to affiliates                                                      (2,871)               (42)
          Accrued interest and other liabilities                                    (78)                69
----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                              (2,515)               236
----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Accounts receivable                                                               1,017              1,734
Recoveries of accounts receivable previously written off                             59                 44
Purchase of participation interest in seller's interest in
    accounts receivable from an affiliate                                        (1,518)                 -
Sale of participation interest in seller's interest in accounts
    receivable to an affiliate                                                      800                 11
Sale of net accounts receivable to an affiliate                                   1,543                  -
Purchase of net accounts receivable from an affiliate                              (374)              (192)
Purchase of investments                                                            (148)               (90)
Maturity of investments                                                               -                  6
Sale of investments                                                                   -                 71
Loans and deposits due from affiliates                                               16                 39
Due to affiliates                                                                 1,608               (617)
----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                         3,003              1,006
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net increase in short-term debt with affiliates
    with maturities of ninety days or less                                        2,195              1,119
Net decrease in short-term debt - other with
    maturities of ninety days or less                                            (1,697)            (1,527)
Issuance of debt                                                                  3,583              1,065
Redemption of debt                                                               (3,239)            (1,378)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 842               (721)
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         1,330                521
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                    408              1,008
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 1,738            $ 1,529
----------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), for the year ended December 31, 2001. Significant accounting policies disclosed therein have not changed.

The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 2002 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 2002 and 2001 and cash flows for the three-month periods ended March 31, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Investment Securities

The following is a summary of investments at March 31, 2002 and December 31, 2001:


        (Millions)                                                      March 31,           December 31,
                                                                          2002                  2001
                                                                    ------------------    ------------------
        Available for Sale, at fair value (cost: March 31,
              2002-$1,583; December 31, 2001-$1,434 )                    $1,573               $1,428
                                                                    ------------------    ------------------

3. Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available for sale securities and 2) unrealized gains or losses on derivatives. The components of comprehensive income, net of related tax, for the three months ended March 31, 2002 and 2001 were as follows:


                                                                                  Three Months Ended
          (Millions)                                                                   March 31,
                                                                            --------------------------------
                                                                                2002               2001
                                                                            --------------     -------------
          Net income                                                            $  53              $  77
          Change in:
               Net unrealized securities (losses) gains                            (2)                22
               Net unrealized derivatives gains (losses)                           56                (86)*
                                                                            --------------     -------------
          Total                                                                 $ 107              $  13
                                                                            ==============     =============


* The change in net unrealized losses on derivatives for the three months ended March 31, 2001 includes the January 1, 2001 SFAS No. 133 transition effect of $59 million in net unrealized losses, $21 million of which was reclassified to earnings during the three months ended March 31, 2001.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


4. Asset Securitizations

In the first quarter of 2002, the American Express Master Trust (the "Trust") securitized $750 million of Charge Card receivables. At the time of this issuance, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $829 million of gross seller's interest ($797 million, net of reserves) to American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express"). In addition, at the time of the issuance, CRC purchased, as an investment, $60.8 million of Class B Certificates collateralized by the receivables held by the Trust.

In the first quarter of 2002, the American Express Credit Account Master Trust (the "Master Trust") securitized $920 million of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of this issuance, CRC sold $3.1 million of gross seller's interest ($3.0 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of the issuance, CRC purchased, as an investment, $87.4 million of Class C Certificates collateralized by the revolving credit receivables held by the Master Trust.

In addition, in April 2002, the Master Trust securitized an additional $940 million of loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of this issuance, CRC sold $2.1 million of gross seller's interest ($2.0 million, net of reserves) to RFCII. In addition, at the time of the issuance, CRC purchased, as an investment, $89.3 million of Class C Certificates collateralized by the revolving credit receivables held by the Master Trust.

The Master Trust expects to securitize an additional $920 million of loans in May 2002.

5. Taxes and Interest

For both of the three-month periods ended March 31, 2002 and 2001, Credco paid $3 million of income taxes. Interest paid was $146 million and $332 million for the three-month periods ended March 31, 2002 and 2001, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 2002, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), had the ability to issue $4.7 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

In the first quarter of 2002 Credco issued an aggregate of $2.0 billion of medium-term notes at fixed and floating rates with maturities of one to three years. Proceeds from the sale of these securities have contributed toward an overall reduction in total commercial paper outstanding from $18 billion at December 31, 2001 to $14 billion at March 31, 2002 and an increase in committed bank line coverage of net short-term debt from 58% to 78%. As of March 31, 2002, Credco had the ability to issue approximately $8.0 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

From March 31, 2002 to May 10, 2002, Credco issued an additional $2.1 billion of medium-term notes at floating rates with maturities of twelve to eighteen months.

Committed credit line facilities at March 31, 2002 and 2001 totaled $10.4 billion and $9.2 billion, respectively. In April 2002, Credco, American Express and Centurion Bank renegotiated their committed credit line facilities. Total available credit lines are $11.45 billion, including $1.5 billion allocated to American Express and $9.35 billion allocated to Credco. As of April 30, 2002, Credco's allocated committed bank line coverage of its net short-term debt was 76%. Credco has the right to borrow up to a maximum amount of $10.85 billion, with a commensurate reduction in the amount available to American Express. These facilities expire in increments from 2003 through 2007.

Subsequent to the terrorist attacks of September 11th, American Express' A+ and its subsidiaries' (including Credco's) credit ratings were affirmed by Standard & Poor's and Fitch, two credit rating agencies. At the same time, however, each agency revised its respective rating outlook on American Express and its subsidiaries from stable to negative in light of the ensuing weak climate for business and consumer travel and spending and weaker capital markets. On April 19, 2002, Fitch affirmed American Express' A+ and its subsidiaries' credit rating and revised its ratings outlook to stable from negative citing American Express' diversified financial services franchise, steady operating cash flows, recurring profitability, good capitalization, and strong balance sheet liquidity.

Credco recorded $8 million pretax ($5 million after tax) of foreign exchange losses related to its exposure to receivables denominated in Argentine pesos, which devalued by 50% during the first quarter of 2002. This exposure, totaling approximately $12 million U.S. Dollars at March 31, 2002, was a result of the action taken by the Argentine government at year end 2001 at which time the conversion of dollar denominated assets into pesos was mandated and the peso simultaneously devalued. These actions are likely to continue to impact Credco's results of operations throughout 2002. Credco continues to evaluate economical ways to manage its Argentine exposure.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three-month periods ended March 31, 2002 and 2001 was 1.35 and 1.29, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the three-month periods ended March 31, 2002 and 2001 was 2.74 and 1.91, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $45 billion and $52 billion of Cardmember receivables during the three-month periods ended March 31, 2002 and 2001, respectively. At March 31, 2002 and December 31, 2001, Credco owned $16.9 billion and $19.1 billion, respectively, of charge Cardmember receivables of which $3.2 billion and $3.8 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

In addition, at March 31, 2002 and December 31, 2001, Credco owned extended payment plan receivables totaling $4.3 billion and $3.9 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at March 31, 2002 and December 31, 2001 include $202 million and $212 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans.

For the three-month periods ended March 31, 2002 and 2001, the average life of Cardmember receivables owned by Credco was 42 days and 40 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the three-month periods ended March 31, 2002 and 2001 was .53 percent and .33 percent, respectively.

Credco's decrease in revenues for the three-month period ended March 31, 2002, is attributable to a decrease in the volume of receivables purchased as well as lower discount and interest rates. Interest income and interest expense both decreased for the three-month period ended March 31, 2002 primarily as a result of lower interest rates. Provision for doubtful accounts was consistent with the prior year as a decrease in the volume of receivables purchased was offset by an increase in the provision rates and volume of recoveries.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 2002, compared with the three-month period ended March 31, 2001 (Millions):

                                                                                        Three-
                                                                                         Month
                                                                                        Period
                                                                                        ------
  Revenue earned from purchased accounts receivable - changes attributable to:
       Volume of receivables purchased                                                    (75)
       Discount and interest rates                                                        (83)
                                                                                         ----
           Total                                                                         (158)
                                                                                         ====

  Interest income from affiliates - changes attributable to:
       Volume of average investments outstanding                                            4
       Interest rates                                                                     (19)
                                                                                         ----
           Total                                                                          (15)
                                                                                         ====

  Interest income from investments - changes attributable to:
       Volume of average investments outstanding                                            9
       Interest rates                                                                     (29)
                                                                                         ----
           Total                                                                          (20)
                                                                                         ====

  Interest expense affiliates - changes attributable to:
       Volume of average debt outstanding                                                   9
       Interest rates                                                                     (48)
                                                                                         ----
           Total                                                                          (39)
                                                                                         ====

  Interest expense other - changes attributable to:
       Volume of average debt outstanding                                                 (35)
       Interest rates                                                                     (97)
                                                                                         ----
           Total                                                                         (132)
                                                                                         ====

  Provision for doubtful accounts - changes attributable to:
       Volume of receivables purchased                                                    (31)
       Provision rates and volume of recoveries                                            31
                                                                                         ----
           Total                                                                            -
                                                                                         ====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of Cardmember reserve for credit losses (Millions):

                                                       2002             2001
                                                       ----             ----
                 Balance, January 1                    $847             $739
                 Provision for losses                   251              236
                 Accounts written off                  (296)            (215)
                 Other                                  (33)              16
                                                       ----             ----
                 Balance, March 31                     $769             $776
                                                       ====             ====


The following table shows the aging of Charge Card receivables:

                                                              March 31,
                                                       ----------------------
                                                       2002              2001
                                                       ----              ----
                 Current                               87.3%             85.2%
                 30 to 59 days                          7.5               9.9
                 60 to 89 days                          1.6               1.7
                 90 days and over                       3.6               3.2


This report contains forward-looking statements, which are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "plan", "aim", "will", "should", "could" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco's forward-looking statements include, but are not limited to:

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

                           Form 8-K dated April 23, 2002, Item 5, reporting the renegotiation of committed credit line facilities by Credco, American Express and Centurion Bank.

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

                               AMERICAN EXPRESS CREDIT CORPORATION
                               (Registrant)

DATE: May 14, 2002             By   /s/ Walker C. Tompkins, Jr.
                                    --------------------------
                                    Walker C. Tompkins, Jr.
                                    President and Chief Executive Officer


                                    /s/ Erich Komdat
                                    -------------------------
                                    Erich Komdat
                                    Vice President and Chief Accounting
                                    Officer

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