Form 10-Q
period 2002-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2002-08-14
CIK 4969

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

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at August 14, 2002
------------------------------------           ------------------------------
Common Stock, $.10 par value                   1,504,938 shares

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                    FORM 10-Q

                                      INDEX


PART I.            FINANCIAL INFORMATION                                                        Page No.
                                                                                                --------

                   Item 1.     Financial Statements

                               Condensed consolidated statements
                               of income and retained earnings - three and six
                               months ended June 30, 2002 and 2001                                   3

                               Condensed consolidated balance
                               sheets - June 30, 2002 and
                               December 31, 2001                                                     4

                               Condensed consolidated statements
                               of cash flows - six months ended
                               June 30, 2002 and 2001                                                5

                               Notes to condensed consolidated
                               financial statements                                                  6

                   Item 2.     Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations                                                         8


PART II.           OTHER INFORMATION

                   Item 6.     Exhibits and Reports on Form 8-K                                      12

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                     PART I

Item 1.   Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                                 Three Months                  Six Months
                                                                    Ended                        Ended
                                                                   June 30,                     June 30,
                                                               2002          2001           2002          2001
   ----------------------------------------------------- -------------- ------------  -------------- -------------
   REVENUES

   Revenue earned from purchased
       accounts receivable                                  $    523      $   665        $  1,007      $  1,307
   Interest income from investments                               19           42              39            82
   Interest income from affiliates                                11           23              23            50
   Other                                                           1            -               2             4
   ----------------------------------------------------- -------------- ------------  -------------- -------------
                Total                                            554          730           1,071         1,443
   ----------------------------------------------------- -------------- ------------  -------------- -------------

   EXPENSES

   Interest expense - other                                      207          340             414           679
   Provision for losses, net
       of recoveries                                             229          220             421           412
   Interest expense - affiliates                                  25           42              48           104
   Other                                                          11            4              26             8
   ----------------------------------------------------- -------------- ------------  -------------- -------------
                Total                                            472          606             909         1,203
   ----------------------------------------------------- -------------- ------------  -------------- -------------

   Pretax income                                                  82          124             162           240
   Income tax provision                                           28           41              55            80

   ----------------------------------------------------- -------------- ------------  -------------- -------------
   Net income                                                     54           83             107           160

   Retained earnings at beginning of period                    2,321        2,068           2,268         1,991

   ----------------------------------------------------- -------------- ------------  -------------- -------------
   Retained earnings at end of period                       $  2,375      $ 2,151        $  2,375      $  2,151
   ----------------------------------------------------- -------------- ------------  -------------- -------------

   See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                   (Unaudited)
                                                                      June 30,             December 31,
                                                                        2002                   2001
  ------------------------------------------------------------- --------------------- -----------------------
  ASSETS

  Cash and cash equivalents                                          $  1,836                $    408
  Investments                                                           1,838                   1,428
  Accounts receivable, less credit reserves:
         2002, $728; 2001, $847                                        20,229                  22,201
  Loans and deposits with affiliates                                    1,909                   1,907
  Deferred charges and other assets                                       493                     598
  ------------------------------------------------------------- --------------------- -----------------------
  Total assets                                                       $ 26,305                $ 26,542
  ------------------------------------------------------------- --------------------- -----------------------

  LIABILITIES AND SHAREHOLDER'S EQUITY

  Short-term debt - other                                            $ 10,599                $ 18,370
  Short-term debt with affiliates                                       4,832                   2,214
  Current portion of long-term debt                                     3,341                     800
  Long-term debt with affiliate                                           943                     910
  Long-term debt - other                                                3,176                     120
                                                                   ----------              ----------
  Total debt                                                           22,891                  22,414
  Due to affiliates                                                       276                   1,425
  Accrued interest and other liabilities                                  854                     503
  ------------------------------------------------------------- --------------------- -----------------------
        Total liabilities                                              24,021                  24,342
  ------------------------------------------------------------- --------------------- -----------------------

  SHAREHOLDER'S EQUITY

  Common stock-authorized 3 million
      shares of $.10 par value; issued
      and outstanding 1.5 million shares                                    1                       1
  Capital surplus                                                         161                     161
  Retained earnings                                                     2,375                   2,268
  Accumulated other comprehensive loss, net of tax:
      Net unrealized securities losses                                     (1)                     (4)
      Net unrealized derivatives losses                                  (252)                   (226)
  ------------------------------------------------------------- --------------------- -----------------------
  Accumulated other comprehensive loss                                   (253)                   (230)
  ------------------------------------------------------------- --------------------- -----------------------
        Total shareholder's equity                                      2,284                   2,200
  ------------------------------------------------------------- --------------------- -----------------------
  Total liabilities and shareholder's equity                         $ 26,305                $ 26,542
  ------------------------------------------------------------- --------------------- -----------------------

  See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                                  2002           2001
---------------------------------------------------------------------------------------- ----------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $    107         $     160
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Provision for losses                                                                        421               412
      Amortization and other                                                                        -                (1)
      Changes in operating assets and liabilities:
         Deferred tax assets                                                                       38              (124)
         Interest receivable and other operating assets                                           129                43
         Due to affiliates                                                                          7               195
         Accrued interest and other liabilities                                                   274               161
---------------------------------------------------------------------------------------- ----------------- --------------
Net cash provided by operating activities                                                         976               846
---------------------------------------------------------------------------------------- ----------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Accounts receivable                                                                                34             1,091
Recoveries of accounts receivable previously written off                                          122                91
Purchase of participation interest in seller's interest in
     accounts receivable from an affiliate                                                     (1,518)                -
Sale of participation interest in seller's interest in accounts
     receivable to an affiliate                                                                 1,863                30
Sale of net accounts receivable to an affiliate                                                 1,543                 -
Purchase of net accounts receivable from an affiliate                                            (491)             (655)
Purchase of investments                                                                          (406)             (344)
Maturity of investments                                                                             -                10
Sale of investments                                                                                 -               116
Loans and deposits due (to) from affiliates                                                        (3)                9
Due to affiliates                                                                              (1,156)             (600)
---------------------------------------------------------------------------------------- ----------------- --------------
Net cash used in investing activities                                                             (12)             (252)
---------------------------------------------------------------------------------------- ----------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt with affiliates
      with maturities of ninety days or less                                                    2,618               913
Net decrease in short-term debt - other with
      maturities of ninety days or less                                                        (5,735)           (1,041)
Issuance of debt                                                                                8,140             2,927
Redemption of debt                                                                             (4,559)           (2,896)
---------------------------------------------------------------------------------------- ----------------- --------------
Net cash provided by (used in) financing activities                                               464               (97)
---------------------------------------------------------------------------------------- ----------------- --------------
Net increase in cash and cash equivalents                                                       1,428               497
---------------------------------------------------------------------------------------- ----------------- --------------
Cash and cash equivalents at beginning of period                                                  408             1,008
---------------------------------------------------------------------------------------- ----------------- --------------
Cash and cash equivalents at end of period                                                   $  1,836         $   1,505
---------------------------------------------------------------------------------------- ----------------- --------------

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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 2002 and the consolidated results of its operations and changes in its retained earnings for the three and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Investment Securities

     The following is a summary of investments at June 30, 2002 and December 31, 2001:

         (Millions)                                                 June 30,            December 31,
                                                                      2002                  2001
                                                                ------------------    ------------------
         Available for Sale, at fair value (cost: June 30,
               2002-$1,840; December 31, 2001-$1,434)                $ 1,838               $ 1,428
                                                                ------------------    ------------------

3.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available for sale securities and 2) unrealized gains or losses on derivatives. The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                                   Three Months                  Six Months
         (Millions)                                                    Ended                        Ended
                                                                     June 30,                     June 30,
                                                              ------------------------    --------------------------
                                                                2002          2001          2002            2001
                                                              ----------    ----------    ----------     -----------
         Net income                                            $   54        $   83        $  107         $  160
         Change in:
              Net unrealized securities gains (losses)              5           (30)            3             (8)
              Net unrealized derivatives losses                   (82)         (101)          (26)          (187)*
                                                              ----------    ----------    ----------     -----------
         Total                                                 $  (23)       $  (48)       $   84         $  (35)
                                                              ----------    ----------    ----------     -----------

     * The change in net unrealized losses on derivatives for the six months ended June 30, 2001 includes the January 1, 2001 SFAS No. 133 transition effect of $59 million in net unrealized losses.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

4.   Asset Securitizations

     In the first six months of 2002, the American Express Master Trust (the "Trust") securitized $1.75 billion of Charge Card receivables through the public issuance of one class of investor certificates and privately placed collateral interests in the assets of the Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $1.93 billion of gross seller's interest ($1.86 billion, net of reserves) to American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express"). In addition, at the time of the issuances, CRC purchased, as an investment, $141.89 million of Class B Certificates collateralized by the receivables held by the Trust.

     In the first six months of 2002, the American Express Credit Account Master Trust (the "Master Trust") securitized $2.78 billion of revolving credit loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $6.99 million of gross seller's interest ($6.79 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of the issuances, CRC purchased, as an investment, $264.10 million of Class C Certificates collateralized by the revolving credit receivables held by the Master Trust.

     In addition, in July 2002, the Master Trust securitized an additional $1.10 billion of revolving credit loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $1.60 million of gross seller's interest ($1.56 million, net of reserves) to RFCII. In addition, at the time of the issuances, CRC purchased, as an investment, $104.50 million of Class C Certificates collateralized by the revolving credit receivables held by the Master Trust.

     In July 2002, $47.5 million of Class C Certificates owned by CRC matured. In August 2002 an additional $47.5 million of Class C Certificates are scheduled to mature.

     The Master Trust expects to securitize an additional $720 million of loans in August 2002.

5.   Taxes and Interest

     For the six-month periods ended June 30, 2002 and 2001, Credco paid $1 million and $100 million of income taxes, respectively. Interest paid was $308 million and $640 million for the six-month periods ended June 30, 2002 and 2001, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In light of the current market environment, and as part of the company's ongoing funding activities, during the six months ended June 30, 2002, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), issued an aggregate of $6.0 billion of medium-term notes at fixed and floating rates with maturities of one to three years which reflects a change in the company's approach toward managing liquidity by placing a higher reliance on medium-term notes and a lesser reliance on commercial paper. Proceeds from the sale of these securities have contributed toward an overall reduction in total commercial paper outstanding from $18 billion at December 31, 2001 to $10 billion at June 30, 2002 and an increase in committed bank line coverage of net short-term debt from 58% to 107%.

As of June 30, 2002 Credco had the ability to issue approximately $4.0 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

At June 30, 2002, Credco had the ability to issue $5.1 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"), American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco, and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

Committed credit line facilities at June 30, 2002 and 2001 totaled $9.35 billion and $10.42 billion, respectively. In April 2002, Credco, American Express and Centurion Bank renegotiated their committed credit line facilities. As of June 30, 2002, total available credit lines were $11.45 billion, including $1.50 billion allocated to American Express and $9.35 billion allocated to Credco. As a result of an internal change in allocations on July 25, 2002, credit lines were reallocated to include $1.60 billion allocated to American Express and $9.42 billion allocated to Credco. As of July 31, 2002, Credco's allocated committed bank line coverage of its net short-term debt was 111%. Credco has the right to borrow up to a maximum amount of $11.02 billion, with a commensurate reduction in the amount available to American Express. Based on this maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt would have been 130% as of July 31, 2002. These facilities expire in increments from 2003 through 2007.

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

In the first six months of 2002, Credco recorded $9 million pretax ($6 million after tax) of foreign exchange losses related to its exposure to receivables denominated in Argentine pesos, which devalued by 123% during the first six months of 2002. This exposure, totaling approximately $10 million U.S. Dollars at June 30, 2002, was a result of the action taken by the Argentine government at year end 2001 at which time the conversion of dollar denominated assets into pesos was mandated and the peso simultaneously devalued. These actions are likely to continue to impact Credco's results of operations throughout 2002. Credco continues to evaluate economical ways to manage its Argentine exposure.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Results of Operations

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the six-month periods ended June 30, 2002 and 2001 was 1.35 and 1.31, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the six-month periods ended June 30, 2002 and 2001 was 2.41 and 1.54, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $92 billion and $104 billion of Cardmember receivables during the six-month periods ended June 30, 2002 and 2001, respectively. At June 30, 2002 and December 31, 2001, Credco owned $16.4 billion and $19.1 billion, respectively, of charge Cardmember receivables of which $2.2 billion and $3.8 billion, respectively, were participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

In addition, at June 30, 2002 and December 31, 2001, Credco owned extended payment plan receivables totaling $4.6 billion and $3.9 billion, respectively, including revolving credit loans purchased directly from Centurion Bank. The extended payment plan receivables owned at June 30, 2002 and December 31, 2001 include $194 million and $212 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans.

For the six-month periods ended June 30, 2002 and 2001, the average life of Cardmember receivables owned by Credco was 42 days and 40 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of Cardmember receivables purchased for the six-month periods ended June 30, 2002 and 2001 was .51 percent and .36 percent, respectively.

Credco's decrease in revenues for the six-month period ended June 30, 2002 is attributable to a decrease in the volume of receivables purchased as well as lower discount and interest rates. Interest income and interest expense both decreased for the six-month period ended June 30, 2002 primarily as a result of lower interest rates. Provision for doubtful accounts increased slightly compared with the prior year as an increase in the provision rates and volume of recoveries was partially offset by a decrease in the volume of receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 2002, compared with the six-month period ended June 30, 2001 (Millions):

                                                                                            Six-
                                                                                           Month
                                                                                           Period
                                                                                         ----------
  Revenue earned from purchased accounts receivable - changes attributable to:
       Volume of receivables purchased                                                      (156)
       Discount and interest rates                                                          (144)
                                                                                         ----------
           Total                                                                            (300)
                                                                                         ==========

  Interest income from affiliates - changes attributable to:
       Volume of average investments outstanding                                               7
       Interest rates                                                                        (34)
                                                                                         ----------
           Total                                                                             (27)
                                                                                         ==========

  Interest income from investments - changes attributable to:
       Volume of average investments outstanding                                               6
       Interest rates                                                                        (49)
                                                                                         ----------
           Total                                                                             (43)
                                                                                         ==========

  Interest expense affiliates - changes attributable to:
       Volume of average debt outstanding                                                     28
       Interest rates                                                                        (84)
                                                                                         ----------
           Total                                                                             (56)
                                                                                         ==========

  Interest expense other - changes attributable to:
       Volume of average debt outstanding                                                    (94)
       Interest rates                                                                       (171)
                                                                                         ----------
           Total                                                                            (265)
                                                                                         ==========

  Provision for doubtful accounts - changes attributable to:
       Volume of receivables purchased                                                       (57)
       Provision rates and volume of recoveries                                               66
                                                                                         ----------
           Total                                                                               9
                                                                                         ==========

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

The following is an analysis of Cardmember reserve for credit losses (Millions):

                                                2002              2001
                                            --------------    --------------
                 Balance, January 1             $847              $739
                 Provision for losses            542               503
                 Accounts written off           (595)             (461)
                 Other                           (66)               24
                                            --------------    --------------
                 Balance, June 30               $728              $805
                                            ==============    ==============


The following table shows the aging of Charge Card receivables:

                                                       June 30,
                                            --------------------------------
                                                2002              2001
                                            --------------    --------------
                 Current                         87.2%             83.9%
                 30 to 59 days                    8.3              10.9
                 60 to 89 days                    1.5               1.9
                 90 days and over                 3.0               3.3


This report contains forward-looking statements, which are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "evaluate", "plan", "aim", "will", "should", "could" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco's forward-looking statements include, but are not limited to:

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

                           99.1 Certification of Walker C. Tompkins, Jr. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Certification of Walter S. Berman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  (b)      Reports on Form 8-K

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

                                      AMERICAN EXPRESS CREDIT CORPORATION
                                      (Registrant)

DATE:           August 14, 2002       By   /s/Walker C. Tompkins, Jr.
                                           --------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer



                                           /s/Erich Komdat
                                           --------------------------
                                           Erich Komdat
                                           Vice President and Chief Accounting
                                           Officer





                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                                         DESCRIPTION                                    HOW FILED
                                         -----------                                    ---------
Exhibit 12.1        Computation in Support of Ratio of                     Electronically filed herewith.
                    Earnings to Fixed Charges of American
                    Express Credit Corporation.

Exhibit 12.2        Computation in Support of Ratio of                     Electronically filed herewith.
                    Earnings to Fixed Charges of American Express
                    Company.

Exhibit 99.1        Certification of Walker C. Tompkins, Jr. Pursuant      Electronically filed herewith.
                    to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2        Certification of Walter S. Berman Pursuant to 18       Electronically filed herewith.
                    U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

