Form 10-Q
period 2002-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2002-11-15
CIK 4969

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

                For the quarterly period ended September 30, 2002

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

Class                                   Outstanding at November 14, 2002
----------------------------            --------------------------------
Common Stock, $.10 par value            1,504,938 shares

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                        Page No.
                                                                                       -------

          Item 1.     Financial Statements

                      Condensed consolidated statements
                      of income and retained earnings - three and nine
                      months ended September 30, 2002 and 2001                              3

                      Condensed consolidated balance
                      sheets - September 30, 2002 and
                      December 31, 2001                                                     4

                      Condensed consolidated statements
                      of cash flows - nine months ended
                      September 30, 2002 and 2001                                           5

                      Notes to condensed consolidated
                      financial statements                                                  6

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                                         8

          Item 4.     Controls and Procedures                                              12

PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                                     13

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                             THREE MONTHS             NINE MONTHS
                                                                ENDED                    ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                          2002        2001         2002           2001
--------------------------------------------------------------------------------------------------------
REVENUES

Revenue earned from purchased
    accounts receivable                                 $  479      $  646         $1,486         $1,953
Interest income from investments                            23          34             62            116
Interest income from affiliates                             12          19             35             69
Other                                                        2           4              4              8

--------------------------------------------------------------------------------------------------------
             Total                                         516         703          1,587          2,146
--------------------------------------------------------------------------------------------------------

EXPENSES

Interest expense - other                                   201         328            615          1,007
Provision for losses, net
    of recoveries                                          211         220            632            632
Interest expense - affiliates                               28          35             76            139
Other                                                       11           6             37             14

--------------------------------------------------------------------------------------------------------
             Total                                         451         589          1,360          1,792
--------------------------------------------------------------------------------------------------------

Pretax income                                               65         114            227            354
Income tax provision                                        22          39             77            119

--------------------------------------------------------------------------------------------------------
Net income                                                  43          75            150            235

Retained earnings at beginning of period                 2,375       2,151          2,268          1,991

--------------------------------------------------------------------------------------------------------
Retained earnings at end of period                      $2,418      $2,226         $2,418         $2,226
--------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)


                                                                        (Unaudited)
                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                            2002                 2001
--------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                 $   805              $   408
Investments                                                                 1,891                1,428
Accounts receivable, less credit reserves:
       2002, $722; 2001, $847                                              19,502               22,201
Loans and deposits with affiliates                                          1,901                1,907
Deferred charges and other assets                                             483                  598
--------------------------------------------------------------------------------------------------------
Total assets                                                              $24,582              $26,542
--------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt - other                                                   $10,494              $18,370
Short-term debt with affiliates                                             4,132                2,214
Current portion of long-term debt                                           3,091                  800
Long-term debt with affiliate                                                 943                  910
Long-term debt - other                                                      3,033                  120
                                                                          -------              -------
Total debt                                                                 21,693               22,414
Due (from) to affiliates                                                     (194)               1,425
Accrued interest and other liabilities                                        820                  503
--------------------------------------------------------------------------------------------------------
      Total liabilities                                                    22,319               24,342
--------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY

Common stock-authorized 3 million
    shares of $.10 par value; issued
    and outstanding 1.5 million shares                                          1                    1
Capital surplus                                                               161                  161
Retained earnings                                                           2,418                2,268
Accumulated other comprehensive loss, net of tax:
    Net unrealized securities losses                                          (18)                  (4)
    Net unrealized derivatives losses                                        (299)                (226)
--------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                                         (317)                (230)
--------------------------------------------------------------------------------------------------------
      Total shareholder's equity                                            2,263                2,200
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                $24,582              $26,542
--------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  2002              2001
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $   150          $   235
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Provision for losses                                                          632              632
      Amortization and other                                                       --                 (1)
      Changes in operating assets and liabilities:
         Deferred tax assets                                                         93             (196)
         Interest receivable and other operating assets                             104               67
         Due to affiliates                                                           49              145
         Accrued interest and other liabilities                                     209              386
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         1,237            1,268
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Accounts receivable                                                                 560            2,649
Recoveries of accounts receivable previously written off                            179              141
Purchase of participation interest in seller's interest in
     accounts receivable from an affiliate                                       (1,518)            (624)
Sale of participation interest in seller's interest in accounts
     receivable to an affiliate                                                   1,866               32
Sale of net accounts receivable to an affiliate                                   1,543             --
Purchase of net accounts receivable from an affiliate                              (563)            (655)
Purchase of investments                                                            (579)            (406)
Maturity of investments                                                              95               54
Sale of investments                                                                --                249
Loans and deposits due from affiliates                                                6               17
Due to affiliates                                                                (1,668)          (1,343)
---------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                 (79)             114
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt with affiliates
      with maturities of ninety days or less                                      1,918            1,163
Net decrease in short-term debt - other with
      maturities of ninety days or less                                          (5,601)          (1,630)
Issuance of debt                                                                  9,237            4,647
Redemption of debt                                                               (6,315)          (4,848)
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (761)            (668)
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           397              714
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                    408            1,008
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $  805          $ 1,722
---------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), for the year ended December 31, 2001. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express").

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 2002 and the consolidated results of its operations and changes in its retained earnings for the three and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   INVESTMENT SECURITIES

     The following is a summary of investments at September 30, 2002 and December 31, 2001:


        (Millions)                                                     September 30,         December 31,
                                                                           2002                  2001
                                                                       -------------         -----------
        Available for Sale, at fair value (cost: September 30,
              2002-$1,918; December 31, 2001-$1,434)                      $1,891                $1,428
                                                                          ------                ------

3.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available for sale securities and 2) unrealized gains or losses on derivatives. The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                                                    Three Months                  Nine Months
          (Millions)                                                    Ended                        Ended
                                                                    September 30,                September 30,
                                                               ------------------------    --------------------------
                                                                  2002          2001          2002           2001
                                                                  ----          ----          ----           ----
          Net income                                              $ 43         $  75          $150          $ 235
          Change in:
               Net unrealized securities losses                    (17)           --           (14)            (8)
               Net unrealized derivatives  losses                  (47)         (133)          (73)          (320)*
                                                                  ----         -----          ----          -----
          Total                                                   $(21)        $ (58)         $ 63          $ (93)
                                                                  ----         -----          ----          -----

* The change in net unrealized losses on derivatives for the nine months ended September 30, 2001 includes the January 1, 2001 SFAS No. 133 transition effect of $59 million in net unrealized losses.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

4.   ASSET SECURITIZATIONS

     In the first nine months of 2002, the American Express Master Trust (the "Trust") securitized $1.75 billion of Charge Card receivables through the public issuance of one class of investor certificates and privately placed collateral interests in the assets of the Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $1.93 billion of gross seller's interest in Charge Card receivables ($1.86 billion, net of reserves) to American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, which is a wholly-owned subsidiary of American Express.
     In addition, at the time of the issuances, CRC purchased from the Trust, as an investment, $141.89 million of Class B Certificates collateralized by the receivables held by the Trust.

     In the first nine months of 2002, the American Express Credit Account Master Trust (the "Master Trust") securitized $4.60 billion of revolving credit loans through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $9.50 million of gross seller's interest in revolving credit loans ($9.23 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of the issuances, CRC purchased from the Master Trust, as an investment, $437.00 million of Class C Certificates collateralized by the revolving credit receivables held by the Master Trust.

     During the three months ended September 30, 2002, $95 million of Class C Certificates owned by CRC matured.

5.   TAXES AND INTEREST

     For the nine-month periods ended September 30, 2002 and 2001, Credco paid $16 million and $103 million of income taxes, respectively. Interest paid was $573 million and $877 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In light of the current market environment, and as part of the company's ongoing funding activities, during the nine months ended September 30, 2002, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), issued an aggregate of $6.0 billion of medium-term notes at fixed and floating rates with maturities of one to three years which reflects a change in the company's approach toward managing liquidity by placing a higher reliance on medium-term notes and a lesser reliance on commercial paper. Proceeds from the sale of these securities have contributed toward an overall reduction in total commercial paper outstanding from $18 billion at December 31, 2001 to $10 billion at September 30, 2002 and an increase in committed bank line coverage of net short-term debt from 58% to 103%.

As of September 30, 2002, Credco had the ability to issue approximately $4.0 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

At September 30, 2002, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco; American Express Travel Related Services Company, Inc. ("TRS"), the parent company of Credco and a wholly-owned subsidiary of American Express Company ("American Express"); American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco and American Express
Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

Committed credit line facilities at September 30, 2002 and 2001 totaled $10.02 billion and $10.42 billion, respectively. In April 2002, Credco, American Express and Centurion Bank renegotiated their committed credit line facilities. As of September 30, 2002, total available credit lines were $11.45 billion. As a result of an internal change in allocations during the third quarter, credit lines were reallocated to include $1.60 billion allocated to American Express and $9.42 billion allocated to Credco. In addition, Credco and American Express agreed to increase Credco's available committed credit lines by $600 million with a corresponding reduction in the committed credit lines available to American Express. This agreement is in effect until January 15, 2003. Credco has the right to borrow up to a maximum amount of $11.02 billion, with a commensurate reduction in the amount available to American Express. Based on this maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt would have been 114% as of September 30, 2002. These facilities expire in increments from 2003 through 2007.

In the first nine months of 2002, Credco recorded $9 million pretax ($6 million after tax) of foreign exchange losses related to its exposure to receivables denominated in Argentine pesos, which devalued by 133% during the first nine months of 2002. This exposure, totaling approximately $14 million U.S. Dollars at September 30, 2002, was a result of the action taken by the Argentine government at year end 2001 at which time the conversion of dollar denominated assets into pesos was mandated and the peso simultaneously devalued. These actions are likely to continue to impact Credco's results of operations throughout 2002. Credco continues to evaluate economical ways to manage its Argentine exposure.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

RESULTS OF OPERATIONS

Credco purchases Cardmember receivables without recourse from TRS. Non-interest-bearing charge Cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit Cardmember receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 2002 and 2001 was 1.33 and 1.31, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the nine-month periods ended September 30, 2002 and 2001 was 2.87 and 1.51, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of Cardmember receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco purchased $137 billion and $154 billion of Cardmember receivables during the nine-month periods ended September 30, 2002 and 2001, respectively. At September 30, 2002 and December 31, 2001, Credco owned $15.6 billion and $19.1 billion, respectively, of charge Cardmember receivables, representing 77.0 percent and 83.0 percent, respectively, of the total receivables owned. The charge card receivables owned at September 30, 2002 and December 31, 2001 include $1.8 billion and $3.8 billion, respectively, of participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge Cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

In addition, at September 30, 2002 and December 31, 2001, Credco owned extended payment plan receivables totaling $4.7 billion and $3.9 billion, representing
23.0 percent and 17.0 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit to American Express Bank customers and interest-bearing equipment financing installment loans and leases. The extended payment plan receivables owned at September 30, 2002 and December 31, 2001 include $191 million and $212 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in revolving credit receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize revolving credit loans.

For the nine-month periods ended September 30, 2002 and 2001, the average life of all receivables owned by Credco was 42 days and 41 days, respectively.

Credco's write-offs, net of recoveries, as a percentage of the volume of all receivables purchased for the nine-month periods ended September 30, 2002 and 2001 was .51 percent and .39 percent, respectively. The increase in the write-off rate is largely due to an increase in the percentage of extended payment plan receivables and reflects increased losses in American Express
Bank Hong Kong lines of credit and in TRS U.S. equipment financing portfolios.

Credco's decrease in revenues for the nine-month period ended September 30, 2002 is attributable to a decrease in the volume of receivables purchased as well as lower discount and interest rates. Interest income decreased for the same period primarily as a result of lower interest rates. Interest expense decreased for the same period primarily as a result of lower interest rates. Interest expense

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

decreased for the nine-month period ended September 30, 2002 due to lower interest rates and a decrease in the volume of average debt outstanding. Provision for doubtful accounts was flat compared with the prior year as the increase in the provision rates and volume of recoveries was offset by a decrease in the volume of receivables purchased.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 2002, compared with the nine-month period ended September 30, 2001 (Millions):

                                                                      Nine-
                                                                      Month
                                                                      Period
                                                                      ------
Revenue earned from purchased accounts receivable -
changes attributable to:
     Volume of receivables purchased                                   (238)
     Discount and interest rates                                       (229)
                                                                       ----
         Total                                                         (467)
                                                                       ====

Interest income from investments - changes attributable to:
     Volume of average investments outstanding                           14
     Interest rates                                                     (68)
                                                                       ----
         Total                                                          (54)
                                                                       ====

Interest income from affiliates - changes attributable to:
     Volume of average investments outstanding                            8
     Interest rates                                                     (42)
                                                                       ----
         Total                                                          (34)
                                                                       ====

Interest expense other - changes attributable to:
     Volume of average debt outstanding                                (160)
     Interest rates                                                    (232)
                                                                       ----
         Total                                                         (392)
                                                                       ====

Provision for doubtful accounts - changes attributable to:
     Volume of receivables purchased                                    (85)
     Provision rates and volume of recoveries                            85
                                                                       ----
         Total                                                          --
                                                                       ====

Interest expense affiliates - changes attributable to:
     Volume of average debt outstanding                                  95
     Interest rates                                                    (158)
                                                                       ----
         Total                                                          (63)
                                                                       ====

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

The following is an analysis of the reserve for credit losses (Millions):


                                                      2002               2001
                                                      ----               ----
                 Balance, January 1                   $ 847             $ 739
                 Provision for losses                   811               773
                 Accounts written off                  (872)             (743)
                 Other                                  (64)               62
                                                      -----             -----
                 Balance, September 30                $ 722             $ 831
                                                      =====             =====

The following table shows the aging of Charge Card receivables:

                                                            September 30,
                                                       ----------------------
                                                       2002              2001
                                                       ----              ----
                 Current                               88.2%             84.2%
                 30 to 59 days                          7.5              10.2
                 60 to 89 days                          1.6               2.1
                 90 days and over                       2.7               3.5

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

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, Credco carried out an evaluation under the supervision and with the participation of Credco's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that Credco's disclosure controls and procedures are effective to ensure that information required to be disclosed by Credco in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The CEO and CFO also note that subsequent to the date of their evaluation, there were no significant changes in Credco's internal controls or in other factors that could significantly affect controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                       AMERICAN EXPRESS CREDIT CORPORATION
                                       (Registrant)

Date:   November 14, 2002              By /s/ Walker C. Tompkins, Jr.
                                          --------------------------------------
                                          Walker C. Tompkins, Jr.
                                          President and Chief Executive Officer



Date:   November 14, 2002                 /s/ Erich Komdat
                                          --------------------------------------
                                          Erich Komdat
                                          Vice President and Chief Accounting
                                          Officer

                                CERTIFICATION

I, Walker C. Tompkins, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Express Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002              /s/ Walker C. Tompkins, Jr.
                                       -------------------------------------
                                       Walker C. Tompkins, Jr.
                                       President and Chief Executive Officer

                                CERTIFICATION

I, Walter S. Berman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Express Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                      /s/ Walter S. Berman
                                              ---------------------------
                                              Walter S. Berman
                                              Chief Financial Officer

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                                 Description                                         How Filed
                                 -----------                                         ---------

Exhibit 12.1        Computation in Support of Ratio of                     Electronically filed herewith.
                    Earnings to Fixed Charges of American
                    Express Credit Corporation.

Exhibit 12.2        Computation in Support of Ratio of                     Electronically filed herewith.
                    Earnings to Fixed Charges of American Express
                    Company.

Exhibit 99.1        Certification of Walker C. Tompkins, Jr.               Electronically filed herewith.
                    Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

Exhibit 99.2        Certification of Walter S. Berman Pursuant             Electronically filed herewith.
                    to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.