Form 10-K
period 2002-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2003-03-31
CIK 4969

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

                   For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12 (b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
----------------------------------------                 -----------------------
Step-Up Senior Notes due August 10, 2005                 New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 31, 2003, 1,504,938 shares were outstanding.

                    Documents incorporated by reference: None

                                     PART I

Item 1. BUSINESS

Introduction

American Express Credit Corporation ("Credco") was incorporated in Delaware in 1962 and was acquired by American Express Company ("American Express") in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express.

Credco is primarily engaged in the business of financing most non-interest-bearing charge cardmember receivables arising from the use of the American Express'r' card, including the American Express'r' Gold card, Platinum card'r' and Corporate card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving credit and extended payment plan receivables comprised principally of Optima'r' card and other American Express credit cards, Sign & Travel'r' and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. The American Express card and American Express credit cards are collectively referred to herein as the "card."

American Express Card Business

TRS currently issues the charge card in 45 currencies (including cards issued by banks and other qualified institutions). The card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits cardmembers to charge purchases of goods or services in the United States and in most countries around the world at service establishments that have agreed to accept the card. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases at a discount that is principally determined by the value that is delivered to the service establishment and generally includes a premium to other payment products. Value is delivered to the service establishment through higher spending cardmembers, the volume of foreign spending by all cardmembers and the insistence of cardmembers to use their cards when enrolled in loyalty or other card usage programs. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

The charge card is primarily designed as a method of payment and not as a means of financing purchases of goods or services and carries no pre-set spending limit. Charges are approved based on a variety of factors including a cardmember's account history, credit record and personal resources. Charge cards generally require payment by the cardmember of the full amount billed each month, and no finance charges are assessed. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation. The American Express credit card comprises a family of revolving credit cards marketed in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures.

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

Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of federal and state bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed by cardmembers being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including the U.S.A. Patriot Act.

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

Extended payment plan receivables and loans ("lending receivables") are primarily funded by subsidiaries of TRS other than Credco, although certain lending receivables are purchased by Credco. At December 31, 2002 and 2001, lending receivables owned by Credco totaled $4.9 billion and $3.9 billion, representing approximately 22 percent and 17 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank customers and interest-bearing equipment financing installment loans and leases.

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

American Express, as the parent of TRS, has agreed with Credco that it will take all necessary steps to assure performance of certain TRS obligations under the Receivables Agreement between TRS and Credco. The Receivables Agreements may be terminated at any time by the parties thereto, generally upon little or no notice. Alternatively, such parties may agree to reduce the required 1.25 fixed charge coverage ratio, which could result in lower discount rates and, consequently, lower revenues and net income for Credco. The obligations of Credco are not guaranteed under the Receivables Agreements or otherwise by American Express or the Card Issuers.

Volume of Business

The following table shows the volume of all charge cardmember and lending receivables purchased by Credco, excluding cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (billions):


                         Volume of Gross             Receivables Owned
                      Receivables Purchased           at December 31,

Year               Domestic   Foreign    Total   Domestic   Foreign    Total
----               ---------------------------------------------------------
2002                $ 137.2    $ 46.9   $184.1     $ 15.2     $ 6.8   $ 22.0
2001                  159.0      45.1    204.1       17.4       5.6     23.0
2000                  161.3      44.8    206.1       19.5       5.2     24.7
1999                  131.9      41.8    173.7       18.3       5.0     23.3
1998                  117.0      38.1    155.1       15.1       4.0     19.1

The card business does not experience significant seasonal fluctuation, although card billed business tends to be moderately higher in the fourth quarter than in other quarters.

TRS' asset securitization programs disclosed above have reduced the volume of domestic cardmember receivables purchased and the amount owned by Credco.

Charge Cardmember Receivables

Years ended December 31, (Millions, except
percentages and where indicated)             2002       2001       2000       1999       1998
-----------------------------------------------------------------------------------------------
Total charge cardmember receivables        $17,169    $19,121    $22,565    $20,618    $16,993
90 days past due as a % of total               2.6%       3.6%       2.7%       2.9%       3.0%
Loss reserves                              $   498    $   683    $   640    $   587    $   508
   as a % of receivables                       2.9%       3.5%       2.8%       2.8%       3.0%
Write-offs, net of recoveries              $   568    $   703    $   543    $   496    $   536
Net loss ratio (1)                            0.32%      0.35%      0.27%      0.29%      0.35%
Average life of charge cardmember
receivables (in days) (2)                       34         36         37         38         39

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the volume of charge cardmember receivables purchased by Credco in each of the years indicated.

(2) Represents the average life of charge cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of charge cardmember receivables purchased by Credco.

For charge cardmember receivables Credco generally writes off against its reserve for losses the total balance in an account for which any portion remains unpaid twelve months from the date of original billing. Accounts are written off earlier if deemed uncollectible.

Lending Receivables

Years ended December 31, (Millions, except
percentages and where indicated)          2002         2001      2000      1999      1998
                                        -------------------------------------------------
Total lending receivables               $4,858       $3,927    $2,145    $2,707    $2,133
Loss reserves                           $  243       $  164    $   99    $   97    $   89
   as a % of lending receivables           5.0%         4.2%      4.6%      3.7%      4.4%
Write-offs, net of recoveries           $  330       $  165    $  111    $  120    $  111
Net write-off rate (1)                    7.37%(2)     5.31%     4.66%     5.17%     5.94%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of lending receivables owned by Credco at the beginning of the year and at the end of each month in each of the years indicated.

(2) Excluding the impact of the American Express Bank Hong Kong lines of credit and loans, the net write-off rate for 2002 was 6.27%.

For lending receivables, Credco generally writes off against its reserve for losses the total balance in an account for which any portion remains unpaid after six contractual payments are past due. Accounts are written off earlier if deemed uncollectible.

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

                                            Weighted Average
                             Year             Interest Cost
                             -------------------------------
                             2002                  3.96%
                             2001                  5.98
                             2000                  6.04
                             1999                  5.16
                             1998                  5.66

From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate or at interest rates based on LIBOR, and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 2002 was $6.4 billion. At December 31, 2002, the amount borrowed was $4.7 billion. See Notes 5 and 6 in Notes to Consolidated Financial Statements appearing herein for information about Credco's debt, including Credco's lines of credit and long-term debt.

Foreign Operations

See Notes 2, 8 and 11 in Notes to Consolidated Financial Statements appearing herein for information about Credco's foreign exchange risks and operations in different geographic regions.

Employees

At December 31, 2002, Credco had 26 employees.

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

Credco did not pay dividends to TRS in 2002 or 2001.

For information about limitations on Credco's ability to pay dividends, see Note 7 in Notes to Consolidated Financial Statements appearing herein.

Item 6. SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

($ in millions)                             2002       2001       2000       1999       1998
                                           --------------------------------------------------
Income Statement Data

Revenues                                    2,153      2,842      2,601      2,168      2,214

Interest expense                              916      1,458      1,459      1,130      1,190

Provision for losses, net of recoveries       846        937        689        672        632

Income tax provision                          118        140        150        120        128

Net income                                    228        277        286        223        237

Balance Sheet Data

Charge cardmember receivables              17,169     19,121     22,565     20,618     16,993

Reserve for credit losses, charge
  cardmember receivables                     (498)      (683)      (640)      (587)      (508)

Lending receivables                         4,858      3,927      2,145      2,707      2,133

Reserve for losses, lending receivables      (243)      (164)       (99)       (97)       (89)

Total assets                               27,665     26,542     28,326     26,726     23,535

Short-term debt                            15,145     20,584     22,972     20,231     17,528

Current portion of
  long-term debt                            5,751        800        550        550        353

Long-term debt                              2,117      1,030      1,811      2,575      3,053

Shareholder's equity                        2,315      2,200      2,152      2,061      1,994

Cash dividends                                 --         --        200        150        150

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Certain Critical Accounting Policies

The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management's judgment. These policies relate to reserves for credit losses and investment securities valuation.

o Provisions for credit losses related to charge cardmember receivables and lending receivables is one of the largest operating expenses of Credco. Reserves for credit losses represent management's estimate of the amount necessary to absorb future credit losses inherent in Credco's outstanding portfolio of charge cardmember and lending receivables. Management's evaluation process requires numerous estimates and judgments. Reserves for these credit losses are primarily based upon models which analyze portfolio statistics and management's judgment. The analytic models take into account numerous factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period, average bankruptcy rates and average recovery rates. In exercising its judgment in setting reserve levels, management considers levels derived from these models and external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager's index, bankruptcy filings and the regulatory environment. Receivables are charged-off when management deems amounts to be uncollectible, which is generally determined by the number of days the amount is past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for credit losses, as applicable.

o Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in equity, net of income tax provisions (benefits). Gains and losses are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration of time of that decline, and management's judgment about the issuer's current and prospective financial condition. Fair value is generally based on quoted market prices.

Liquidity and Capital Resources

Credco's portfolio consists principally of charge cardmember receivables and lending receivables purchased without recourse from Card Issuers throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing cardmember receivables. These participation interests are owned by two master trusts formed by TRS as part of its asset securitization programs. At December 31, 2002 and 2001, respectively, Credco owned $17.2 billion and $19.1 billion of charge cardmember receivables and participation in charge cardmember receivables, representing approximately 78 percent and 83 percent, respectively, of the total receivables owned. Lending receivables, representing approximately 22 percent and 17 percent of the total receivables owned, were $4.9 billion and $3.9 billion at December 31, 2002 and 2001, respectively.

Credco's assets are financed through a combination of short-term debt, long-term senior notes, equity capital and retained earnings. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued.

The average amount of commercial paper outstanding was $12.2 billion for 2002 and $18.6 billion for 2001. Credco issued an aggregate of $6.8 billion of medium-term notes at fixed and floating rates with maturities of one to three years during 2002. This reflects a shift in funding strategy as Credco is placing less reliance on short-term debt. In early 2003, Credco issued an additional $2.0 billion of floating rate medium-term notes, with maturities of one year that can be extended by the holders up to an additional four years, and $750 million of floating rate medium-term notes with maturities of two years.

During 2002, 2001 and 2000, Credco's average long-term debt outstanding was $5.8 billion, $2.2 billion and $2.7 billion, respectively. At December 31, 2002, Credco had approximately $3.2 billion of medium- and long-term debt and warrants available for issuance under shelf registrations filed with the Securities and Exchange Commission ("SEC"). At March 31, 2003, Credco had $15.4 billion of debt securities and warrants available for issuance under such shelf registrations.

At December 31, 2002, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, TRS, AEOCC, Centurion Bank and American Express Bank Ltd. (a wholly-owned indirect subsidiary of American Express). The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

An alternate source of borrowing consists of committed credit line facilities. Committed credit line facilities at December 31, 2002 and 2001 totaled $10.0 billion and $10.4 billion, respectively. In April 2002, Credco, American Express and Centurion Bank renegotiated their committed credit line facilities. As of December 31, 2002 total available credit lines were $11.5 billion. As a result of an internal change in allocations during the third quarter, credit lines were reallocated to include $1.6 billion allocated to American Express and $9.4 billion allocated to Credco. In addition, Credco and American Express agreed to increase Credco's available committed credit lines by $600 million with a corresponding reduction in the committed credit lines available to American Express. This agreement will be in effect until April 2003.

Credco has the right to borrow up to a maximum amount of $11.0 billion, with a commensurate reduction in the amount available to American Express. Based on this maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt would have been 117% as of December 31, 2002. These facilities expire in increments from 2003 through 2007.

In addition, Credco, through its wholly-owned subsidiary, American Express Overseas Credit Corporation Limited ("AEOCC"), had short-term borrowings under uncommitted lines of credit totaling $58 million and $68 million at December 31, 2002 and 2001, respectively.

The availability of credit lines is subject to Credco's maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. For the year ended December 31, 2002, this ratio was 1.38. Additionally, Credco's credit ratings are critical to maintaining its short-term funding sources and determining related interest costs. Rating agencies review factors such as capital adequacy with a view towards maintaining certain levels of capital, liquidity, business volumes, asset quality and economic market trends, among others, in assessing American Express' and its subsidiaries' appropriate ratings. See "Qualitative and Quantitative Disclosures About Market Risk" below for a discussion of the potential effects of a ratings downgrade.

Credco did not pay dividends to TRS in 2002 or 2001.

In 2002, the American Express Credit Account Master Trust (the "Master Trust") securitized $4.6 billion of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $10 million of gross seller's interest in lending receivables ($9 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of these issuances, CRC purchased from the Master Trust, as an investment, $437 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

In February 2003, the Master Trust securitized an additional $920 million of lending receivables through the public issuance of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of this issuance, CRC sold $33 million of gross seller's interest in lending receivables ($32 million, net of reserves) to RFCII. In addition, at the time of this issuance, CRC purchased from the Master Trust, as an investment, $87 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

Additionally, in 2002, $95 million of Class C Certificates owned by CRC matured.

Throughout 2002, the American Express Master Trust (the "Trust") securitized $1.8 billion of charge cardmember receivables through the public issuance of one class of investor certificates and privately placed collateral interests in the assets of the Trust. At the time of these issuances, CRC sold $1.9 billion of gross seller's interest in charge cardmember receivables ($1.9 billion, net of reserves) to American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, which is a wholly-owned subsidiary of American Express. In addition, at the time of these issuances, CRC purchased from the Trust, as an investment, $142 million of Class B Certificates collateralized by the charge cardmember receivables held by the Trust.

In 2002, Credco recorded $8 million pretax ($5 million after-tax) of foreign exchange losses related to its exposure to receivables denominated in Argentine pesos, which devalued by 117% during 2002. This exposure, totaling approximately $17 million U.S. dollars at December 31, 2002, was a result of the action taken by the Argentine government at year end 2001 at which time the conversion of dollar denominated assets into pesos was mandated and the peso simultaneously devalued. Credco continues to evaluate economical ways to manage its Argentine exposure.

Results of Operations

Credco purchases cardmember receivables without recourse from TRS. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.38, 1.29 and 1.30 in 2002, 2001 and 2000, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the years ended December 31, 2002, 2001 and 2000 was 2.88, 1.52 and 2.25, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco's decrease in revenues during 2002 is attributable to lower discount rates and a decrease in the volume of receivables purchased. Interest income in 2002 decreased as a result of lower interest rates. Interest expense decreased in 2002 as a result of lower interest rates combined with a decrease in the volume of average debt outstanding. Provision for losses decreased in 2002 reflecting a decrease in the volume of receivables purchased, partially offset by an increase in provision rates.

The following is a further analysis of the increase (decrease) in key revenue and expense accounts (millions):

                                                  2002     2001     2000
------------------------------------------------------------------------
Revenue earned from purchased accounts
  receivable-changes attributable to:
     Volume of receivables purchased             $(276)   $ (39)   $ 364
     Discount and interest rates                  (321)     340       50
------------------------------------------------------------------------
        Total                                    $(597)   $ 301    $ 414
------------------------------------------------------------------------
Interest income from investments-changes
  attributable to:
     Volume of average investments outstanding   $  27    $  15    $   2
     Interest rates                                (79)     (58)      33
------------------------------------------------------------------------
        Total                                    $ (52)   $ (43)   $  35
------------------------------------------------------------------------
Interest income from affiliates-changes
  attributable to:
     Volume of average investments outstanding   $   9    $  21    $ (43)
     Interest rates                                (46)     (42)      26
------------------------------------------------------------------------
        Total                                    $ (37)   $ (21)   $ (17)
------------------------------------------------------------------------
Interest expense other-changes
  attributable to:
     Volume of average debt outstanding          $(178)   $ (20)   $  84
     Interest rates                               (302)      78      171
------------------------------------------------------------------------
        Total                                    $(480)   $  58    $ 255
------------------------------------------------------------------------
Provision for losses-changes
  attributable to:
     Volume of receivables purchased             $(110)   $  (8)   $ 157
     Provision rates and volume of recoveries       19      256     (140)
------------------------------------------------------------------------
        Total                                    $ (91)   $ 248    $  17
------------------------------------------------------------------------
Interest expense affiliates-changes
  attributable to:
     Volume of average debt outstanding          $  62    $  36    $  32
     Interest rates                               (124)     (95)      42
------------------------------------------------------------------------
        Total                                    $ (62)   $ (59)   $  74
------------------------------------------------------------------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco's objective is to monitor and control risk exposures to earn returns commensurate with the appropriate level of risk assumed. American Express management establishes and oversees implementation of Board-approved policies covering its funding, investments and use of derivative financial instruments. American Express' Treasury department, along with various asset and liability committees in its business segments, is responsible for managing financial market risk exposures within the context of Board-approved policies. See Note 8 in Notes to Consolidated Financial Statements appearing herein for a discussion of Credco's use of derivatives.

The American Express Corporate Risk Management Committee ("CRMC") supplements the risk management capabilities resident within the business segments by routinely reviewing key financial market, credit, operational and other risk concentrations across American Express and recommending action where appropriate. The CRMC promotes a rigorous understanding of risks across American Express and supports senior management in making risk-return decisions.

Credco management believes a decline in its long-term credit rating by two levels could result in its having to significantly reduce its commercial paper and other short-term borrowings and replacing them, in part, by taking down existing credit lines. Remaining borrowing requirements would be addressed through other means such as additional securitizations and the sale of investment securities. This would result in higher interest expense on Credco's commercial paper and other debt, as well as higher fees related to unused lines of credit. American Express believes a two level downgrade is unlikely due to its capital position and growth prospects.

The following sections include sensitivity analyses of two different types of market risk and estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur. As a result, actual earnings consequences will differ from those quantified.

Credco's hedging strategies for financial market risk exposures are established, maintained and monitored by the American Express Treasury department. Credco generally manages its exposures along product lines. A variety of interest rate and foreign exchange hedging strategies are employed to manage interest rate and foreign currency risks. The extent of Credco's unhedged exposures varies over time based on current interest and foreign exchange rates, the macro-economic environment and the hedging impact on particular business objectives.

Credco funds its charge cardmember receivables and lending receivables using on-balance sheet funding sources such as long- and short-term debt, medium-term notes and commercial paper and other debt. For Credco's charge cardmember and fixed rate lending receivables, interest rate exposure is managed through the issuance of long- and short-term debt and the use of interest rate swaps and, to a much lesser extent, other derivative interest rate instruments, that effectively fix Credco's cost of debt for a specified time horizon. Credco endeavors to lengthen the maturity of interest rate hedges in periods of falling interest rates and to shorten their maturity in periods of rising interest rates. During 2002, Credco continued its strategy by augmenting its portfolio of interest rate swaps that convert a majority of its domestic funding from floating rate to fixed rate. Credco regularly reviews its strategy and may modify it. For the majority of Credco's lending receivables, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding. Credco regularly reviews its strategy and may modify it.

The detrimental effect on Credco's pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $29 million and $40 million, based on 2002 and 2001 year-end positions, respectively. This effect is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. With respect to the managed portion of that interest rate exposure, a substantial amount of the $332 million of Credco's net after-tax unrealized losses recorded in other comprehensive income on the consolidated balance sheet at December 31, 2002 represents the fair value of the related derivative financial instruments. These losses will be recognized in earnings during the terms of those derivative contracts at the same time that Credco realizes the benefits of lower market rates of interest on its funding of charge card and fixed rate lending products.

Credco's foreign exchange risk arising from cross-currency charges and balance sheet exposures is managed primarily by entering into agreements to buy and sell currencies on a spot or forward basis.

Based on the year-end 2002 and 2001 foreign exchange positions, the effect on Credco's earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

Forward-looking Statements

Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in Credco's other reports filed with the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "evaluate", "plan", "aim", "will", "should", "could", "likely" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco's forward-looking statements include, but are not limited to:

     o credit trends and the rate of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;
     o Credco's ability to accurately estimate the provision for credit losses in Credco's outstanding portfolio of charge cardmember and lending receivables;
     o    fluctuations in foreign currency exchange rates;
     o negative changes in Credco's credit ratings, which could result in decreased liquidity and higher borrowing costs;
     o the effect of fluctuating interest rates, which could affect Credco's borrowing cost; and
     o the impact on American Express Company's business from the war in Iraq and its aftermath and other geopolitical uncertainty.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 11. EXECUTIVE COMPENSATION

     Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, Credco carried out an evaluation under the supervision and with the participation of Credco's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that Credco's disclosure controls and procedures are effective to ensure that information required to be disclosed by Credco in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the CEO's and CFO's evaluation, there were no significant changes in Credco's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.   Financial Statements:
                    See Index to Financial Statements at page F-1 hereof.

               2.   Financial Statement Schedule:
                    See  Index to Financial Statements at page F-1 hereof.

               3.   Exhibits:
                    See Exhibit Index hereof.

          (b)  Reports on Form 8-K:

               Form 8-K dated February 5, 2003, Item 5, reporting Credco's expected net income for the year ended December 31, 2002 and other financial data.

               Form 8-K dated February 6, 2003, Item 5, reporting certain filings with the SEC and Item 7, filing a form of floating rate note and the consent of counsel.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

DATE: March 31, 2003         By /s/Walker C. Tompkins, Jr.
                                ------------------------------------------------
                                 Walker C. Tompkins, Jr.
                                 President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

DATE: March 31, 2003         By /s/Walker C. Tompkins, Jr.
                                ------------------------------------------------
                                 Walker C. Tompkins, Jr.
                                 President, Chief Executive Officer
                                 and Director

DATE: March 31, 2003            /s/Erich Komdat
                                ------------------------------------------------
                                 Erich Komdat
                                 Vice President and Chief Accounting Officer

DATE: March 31, 2003            /s/Walter S. Berman
                                ------------------------------------------------
                                 Walter S. Berman
                                 Chief Financial Officer and Director

DATE: March 31, 2003            /s/Jay B. Stevelman
                                ------------------------------------------------
                                 Jay B. Stevelman
                                 Vice President and Director

                                  CERTIFICATION

I, Walker C. Tompkins, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of American Express Credit Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                       /s/Walker C. Tompkins, Jr.
                                           ------------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Walter S. Berman, certify that:

1. I have reviewed this annual report on Form 10-K of American Express Credit Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                         /s/Walter S. Berman
                                             -----------------------
                                             Walter S. Berman
                                             Chief Financial Officer

                       AMERICAN EXPRESS CREDIT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14 (a))

                                                                   Page Number
                                                                 ---------------
FINANCIAL STATEMENTS:

   Report of independent auditors                                     F - 2

   Consolidated statements of income for each of the
   three years ended December 31, 2002, 2001 and 2000                 F - 3

   Consolidated balance sheets at December 31,
   2002 and 2001                                                      F - 4

   Consolidated statements of cash flows for each of
   the three years ended December 31, 2002, 2001 and 2000             F - 5

   Consolidated statements of shareholder's equity for each
   of the three years ended December 31, 2002, 2001 and 2000          F - 6

   Notes to consolidated financial statements                    F - 7 to F - 14

SCHEDULE:

   II - Valuation and qualifying accounts for each of
        the three years ended December 31, 2002, 2001 and 2000        F - 15

   All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
AMERICAN EXPRESS CREDIT CORPORATION

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Ernst & Young LLP


New York, New York
January 27, 2003

                       AMERICAN EXPRESS CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)       2002     2001     2000
-----------------------------------------------------------------
     REVENUES

Revenue earned from purchased
  accounts receivable                    $2,019   $2,616   $2,315
Interest income from investments             83      135      178
Interest income from affiliates              45       82      103
Other                                         6        9        5

-----------------------------------------------------------------
         Total                            2,153    2,842    2,601
-----------------------------------------------------------------

     EXPENSES

Interest expense - other                    818    1,298    1,240
Provision for losses, net
  of recoveries of $221, $193 and $178      846      937      689
Interest expense - affiliates                98      160      219
Other                                        45       30       17

-----------------------------------------------------------------
         Total                            1,807    2,425    2,165
-----------------------------------------------------------------

Pretax income                               346      417      436
Income tax provision                        118      140      150

-----------------------------------------------------------------
Net income                               $  228   $  277   $  286
-----------------------------------------------------------------
See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)                    2002        2001
--------------------------------------------------------------------------------
     ASSETS

Cash and cash equivalents                                  $  1,924    $    408
Investments                                                   1,901       1,428
Charge cardmember receivables, less credit reserves:
     2002, $498; 2001, $683                                  16,671      18,438
Lending receivables, less credit reserves:
     2002, $243; 2001, $164                                   4,615       3,763
Loans and deposits with affiliates                            2,047       1,907
Deferred charges and other assets                               507         598
--------------------------------------------------------------------------------
Total assets                                               $ 27,665    $ 26,542
--------------------------------------------------------------------------------

     LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt - other                                    $ 11,366    $ 18,370
Short-term debt with affiliates                               3,779       2,214
Current portion of long-term debt                             5,751         800
Long-term debt with affiliates                                  943         910
Long-term debt - other                                        1,174         120
                                                           --------    --------
Total debt                                                   23,013      22,414
Due to affiliates                                             1,418       1,425
Accrued interest and other liabilities                          919         503
--------------------------------------------------------------------------------
     Total liabilities                                       25,350      24,342
--------------------------------------------------------------------------------

     SHAREHOLDER'S EQUITY

Common stock-authorized 3 million
    shares of $.10 par value;  issued
    and outstanding 1.5 million shares                            1           1
Capital surplus                                                 161         161
Retained earnings                                             2,496       2,268
Other comprehensive loss, net of tax:
    Net unrealized securities losses                            (11)         (4)
    Net unrealized derivatives losses                          (332)       (226)
--------------------------------------------------------------------------------
Accumulated other comprehensive loss                           (343)       (230)
--------------------------------------------------------------------------------
      Total shareholder's equity                              2,315       2,200
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity                 $ 27,665    $ 26,542
--------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)                                 2002        2001        2000
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                        $    228    $    277    $    286
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for losses and benefits                               846         937         689
       Amortization and other                                           --          (4)          1
       Changes in operating assets and liabilities:
          Deferred tax assets                                           54        (183)        (27)
          Interest receivable and other operating assets                97          61         385
          Due (from) to affiliates                                    (143)        316         (29)
          Other                                                        291         112        (169)
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            1,373       1,516       1,136
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Accounts receivable                                                 (1,329)        832      (1,971)
Recoveries of accounts receivable previously written off               221         193         178
Purchase of participation interest in seller's interest in
    accounts receivable from affiliate                              (1,518)     (1,062)       (778)
Sale of participation interest in seller's interest in accounts
    receivable to affiliate                                          1,866         825         181
Sale of net accounts receivable to affiliate                         1,543         700         153
Purchase of net accounts receivable from affiliate                    (713)       (655)         --
Purchase of investments                                               (579)       (467)       (370)
Maturity of investments                                                 95          54          55
Sale of investments                                                     --         249           4
Loans and deposits due from affiliates                                (140)       (165)       (281)
Due from (to) affiliates                                               136         383        (283)
--------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                   (418)        887      (3,112)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt with affiliates
    with maturities of ninety days or less                           1,565         (71)        791
Net (decrease) increase in short-term debt - other with
    maturities of ninety days or less                               (5,050)     (3,515)      4,137
Issuance of debt                                                    11,209       7,629       4,296
Redemption of debt                                                  (7,163)     (7,046)     (7,142)
Dividend paid to TRS                                                    --          --        (200)
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    561      (3,003)      1,882
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 1,516        (600)        (94)
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                         408       1,008       1,102
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $  1,924    $    408    $  1,008
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                       Accumulated
                                                                                          Other
                                                                 Common     Capital   Comprehensive   Retained
Three Years Ended December 31, (Millions)              Total      Stock     Surplus   (Loss)/Income   Earnings
--------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                       $   2,061     $    1     $  161       $   (6)     $  1,905
--------------------------------------------------------------------------------------------------------------
  Comprehensive income:
      Net income                                          286                                              286
      Change in net unrealized securities losses            5                                  5
                                                        -----
      Total comprehensive income                          291
  Dividend to TRS                                        (200)                                            (200)
--------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                           2,152          1        161           (1)        1,991
--------------------------------------------------------------------------------------------------------------
  Comprehensive income:
      Net income                                          277                                              277
      Change in net unrealized securities losses           (3)                                (3)
      Cumulative effect of adopting SFAS No. 133          (59)                               (59)
      Change in net unrealized derivatives losses        (456)                              (456)
      Derivatives losses reclassified to earnings         289                                289
                                                        -----
      Total comprehensive income                           48
--------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                           2,200          1        161         (230)        2,268
--------------------------------------------------------------------------------------------------------------
  Comprehensive income:
      Net income                                          228                                              228
      Change in net unrealized securities losses           (7)                                (7)
      Change in net unrealized derivatives losses        (156)                              (156)
      Derivatives losses reclassified to earnings          50                                 50
                                                        -----
      Total comprehensive income                          115
--------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                       $   2,315     $    1     $  161       $ (343)     $  2,496
--------------------------------------------------------------------------------------------------------------

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

AMOUNTS BASED ON ESTIMATES AND ASSUMPTIONS

Accounting estimates are an integral part of the consolidated financial statements. In part they are based upon assumptions concerning future events. Among the more significant are those that relate to reserves for cardmember credit losses and the recognition of other than temporary impairment within the investment portfolio (see Note 3). These accounting estimates reflect the best judgment of management and actual results could differ.

REVENUE EARNED FROM PURCHASED ACCOUNTS RECEIVABLE

A portion of discount revenue earned on purchases of non-interest-bearing cardmember receivables equal to the provision for losses is recognized as revenue at the time of purchase; the remaining portion is deferred and recorded as revenue ratably over the period that the receivables are outstanding.

Finance charge income on interest-bearing lending receivables is recognized as it is earned. Credco ceases accruing this income after six contractual payments are past due, or earlier, if deemed uncollectible. Accruals that cease generally are not resumed.

RESERVES FOR CREDIT LOSSES

Reserves for credit losses related to charge cardmember and lending receivables is one of the largest operating expenses of Credco. Reserves for credit losses represent management's estimate of the amount necessary to absorb future credit losses inherent in Credco's outstanding portfolio of charge cardmember and lending receivables. Management's evaluation process requires numerous estimates and judgments. Reserves for these credit losses are primarily based upon models which analyze portfolio statistics and management's judgment. The analytic models take into account numerous factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period, average bankruptcy rates and average recovery rates. In exercising its judgment in setting reserve levels, management considers levels derived from these models and external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager's index, bankruptcy filings and the regulatory environment. Receivables are charged-off when management deems amounts to be uncollectible, which is generally determined by the number of days the amount is past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for credit losses, as applicable.

Credco generally writes off against its reserve for credit losses the total balance in an account for which any portion remains unpaid twelve months from the date of original billing for charge cardmember receivables and after six contractual payments are past due for lending receivables. Accounts are written off earlier if deemed uncollectible.

CASH AND CASH EQUIVALENTS

Credco has defined cash and cash equivalents as cash and short-term investments with original maturities of ninety days or less.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 2002 and 2001 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

The fair values of investments and long-term debt are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

INTEREST RATE TRANSACTIONS

Credco uses interest rate products, principally swaps, primarily to manage funding costs related to its charge cardmember receivables and lending receivables. For its charge card and fixed rate lending products, Credco uses interest rate swaps and, to a lesser extent, caps to achieve a mix of fixed and floating rate funding. For the majority of its lending receivables, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding. These interest rate products which modify the terms of an underlying debt obligation are accounted for by recording interest expense using the revised interest rate with any fees or other payments amortized as yield adjustments. It is Credco's normal practice not to terminate, sell or dispose of interest rate products or the underlying debt to which the products are designated prior to maturity. In the event Credco terminates, sells or disposes of an interest rate product prior to maturity, the gain or loss would be deferred and recognized as an adjustment of yield over the remaining life of the underlying debt.

FOREIGN CURRENCY

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each year. Revenue and expense accounts are translated at exchange rates prevailing during the year. Credco enters into various foreign exchange contracts as a means of managing foreign exchange exposure.

3. INVESTMENTS

At December 31, 2002 and 2001, Credco held American Express Master Trust Class B Certificates with a fair value of $357 million and $219 million, respectively, and American Express Credit Account Master Trust Class C Certificates with a fair value of $1,544 million and $1,209 million, respectively.

Available-for-Sale securities are stated at fair value, with the unrealized gains and losses included in shareholder's equity. The Available-for-Sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding sources and terms.

The change in net unrealized securities losses recognized in other comprehensive loss includes two components: (1) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), and (2) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities (reclassification to realized gains (losses)). This reclassification has no effect on total comprehensive loss or shareholder's equity. The components of other comprehensive loss net of tax were $7.1 million and $4.2 million in holding losses for the years ended December 31, 2002 and 2001, respectively, and $0.8 million in realized gains for the year ended December 31, 2001.

4. ACCOUNTS RECEIVABLE

At December 31, 2002 and 2001, respectively, Credco owned $17.2 billion and $19.1 billion of charge cardmember receivables and participation in charge cardmember receivables, representing approximately 78 percent and 83 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. charge cardmember receivables, CRC purchases from American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust (the "Trust"), which was formed in 1992 to securitize U.S. charge cardmember receivables. The gross participation interests represent undivided interests in the receivables conveyed to the Trust by RFC.

In 2002, the Trust securitized $1.8 billion of charge cardmember receivables through the public issuance of one class of investor certificates and privately placed collateral interests in the assets of the Trust. At the time of these issuances, CRC sold $1.9 billion of gross seller's interest in charge cardmember receivables ($1.9 billion, net of reserves) to RFC. In addition, at the time of these issuances, CRC purchased from the Trust, as an investment, $142 million of Class B Certificates collateralized by the charge cardmember receivables held by the Trust. At December 31, 2002 and 2001, CRC owned approximately $3.1 billion and $3.8 billion, respectively, of participation interests in receivables conveyed to the Trust, representing approximately 14 percent and 17 percent, respectively, of Credco's total accounts receivable.

At December 31, 2002 and 2001, Credco owned lending receivables totaling $4.9 billion and $3.9 billion, respectively, including certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank customers and interest-bearing equipment financing installment loans and leases representing approximately 22 percent and 17 percent, respectively, of its total interests in accounts receivable. The lending receivables owned at December 31, 2002 and 2001 include $189 million and $212 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in lending receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize lending receivables. In 2002 the Master Trust securitized $4.6 billion of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $10 million of gross seller's interest in lending receivables ($9 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of these issuances, CRC purchased from the Master Trust, as an investment, $437 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

In February 2003, the Master Trust securitized an additional $920 million of lending receivables through the public issuance of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of this issuance, CRC sold $33 million of gross seller's interest in lending receivables ($32 million, net of reserves) to RFCII. In addition, at the time of this issuance, CRC purchased from the Master Trust, as an investment, $87 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

5. SHORT-TERM DEBT

December 31, (Millions)                                           2002      2001
--------------------------------------------------------------------------------
Commercial paper                                               $11,221   $17,955
Borrowings from affiliates                                       3,779     2,214
Borrowings under lines of credit                                    58        68
Borrowing agreements with bank trust
  departments and others                                            87       347
--------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT                                          $15,145   $20,584
--------------------------------------------------------------------------------

Credco has various facilities available to obtain short-term credit, including the issuance of commercial paper and agreements with banks.

Credco had committed credit line facilities totaling $10.0 billion and $10.4 billion at December 31, 2002 and 2001, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 2002 and 2001.

At December 31, 2002 and 2001, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $58 million and $68 million, respectively.

At December 31, 2002 and 2001, the weighted average interest rate of Credco's short-term debt outstanding was 1.37 percent and 1.92 percent, respectively. At December 31, 2002, $6.1 billion of short-term debt outstanding was modified by interest rate swaps, resulting in a year-end weighted average effective interest rate of 2.73 percent.

Credco paid $0.7 billion, $1.3 billion and $1.3 billion of interest on short-term debt obligations in 2002, 2001 and 2000, respectively.

6. LONG-TERM DEBT

December 31, (Millions)                             2002
--------------------------------------------------------------------------------
                                                     Year-   Year-End
                                                      End    Effective
                                          Notional  Stated   Interest
                                           Amount   Rate on  Rate with  Maturity
                             Outstanding     of      Debt      Swaps       of
                               Balance      Swaps   (a,b)      (a,b)      Swaps
--------------------------------------------------------------------------------
Senior notes due 2005          $  100      $  100   7.45%      1.59%       2005
Variable rate debt with
American Express due 2004         910          --   1.30%        --          --
Fixed rate debt with
affiliate due 2004-2005            33          --   4.32%        --          --
Medium-term variable rate
notes due 2003 - 2004           6,550       6,550   1.45%      5.34%       2004
Medium-term fixed rate note
due 2002                           --          --     --         --          --
Medium-term variable rate
note due 2002                      --          --     --         --          --
Medium-term fixed rate note
due 2005                          250         250   4.25%      1.54%       2005
Swiss franc notes due 2003          1          --   5.25%        --          --
Fair value adjustment              24          --     --         --          --
--------------------------------------------------------------------------------
TOTAL                          $7,868      $6,900
--------------------------------------------------------------------------------


December 31, (Millions)                             2001
--------------------------------------------------------------------------------
                                                      Year-   Year-End
                                                      End    Effective
                                          Notional  Stated   Interest
                                           Amount   Rate on  Rate with  Maturity
                             Outstanding     of      Debt      Swaps       of
                               Balance      Swaps   (a,b)      (a,b)      Swaps
--------------------------------------------------------------------------------
Senior notes due 2005           $  100     $  100    7.45%     2.21%       2005
Variable rate debt with
American Express due 2004          910         --    1.83%       --          --
Fixed rate debt with
affiliate due 2004-2005             --         --      --        --          --
Medium-term variable rate
notes due 2003 - 2004               --         --      --        --          --
Medium-term fixed rate
note due 2002                      400        400    6.50%     2.08%       2002
Medium-term variable rate
note due 2002                      400        400    2.28%     2.22%       2002
Medium-term fixed rate note
due 2005                            --         --      --        --          --
Swiss franc notes due 2003           1         --    5.13%       --          --
Fair value adjustment               19         --      --        --          --
--------------------------------------------------------------------------------
TOTAL                           $1,830     $  900
--------------------------------------------------------------------------------

(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2002 and 2001; these rates are not an indication of future interest rates.
(b)  Weighted average rates were determined where appropriate.

The above table includes the current portion of long-term debt of $5,751 million and $800 million at December 31, 2002 and 2001, respectively.

The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding, was $7.9 billion and $1.8 billion, at December 31, 2002 and 2001, respectively.

Credco paid interest on long-term debt obligations of $121 million, $119 million and $186 million in 2002, 2001 and 2000, respectively.

Aggregate annual maturities of long-term debt are as follows (millions): 2003, $5,751; 2004, $1,718; and 2005, $375.

7. RESTRICTIONS AS TO DIVIDENDS AND LIMITATIONS ON INDEBTEDNESS

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

8. DERIVATIVES AND HEDGING ACTIVITIES

As prescribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged.

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

CASH FLOW HEDGES

Credco uses interest rate products, primarily swaps, to manage funding costs related to its purchase of charge cardmember receivables. For its charge cardmember receivables, Credco uses interest rate swaps to achieve a targeted mix of fixed and floating rate funding. These interest rate swaps are used to protect Credco from the interest rate risk that arises from short-term funding.

At December 31, 2002, Credco expects to reclassify $412 million of net pretax losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months.

Currently, the longest period of time over which Credco is hedging exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 3.8 years and relates to funding of foreign currency denominated receivables.

FAIR VALUE HEDGES

Credco uses interest rate swaps to hedge its fixed rate debt and firm commitments to transfer, at a fixed rate, receivables to trusts established in connection with TRS' asset securitizations.

DERIVATIVES NOT DESIGNATED AS HEDGES UNDER SFAS NO. 133

Credco has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Accordingly, the derivatives are marked to market and the gain or loss is included in net income.

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

9. TRANSACTIONS WITH AFFILIATES

In 2002, 2001 and 2000, Credco purchased charge cardmember and lending receivables without recourse from TRS and certain of its subsidiaries totaling approximately $184 billion, $204 billion and $206 billion, respectively.

Agreements for the purchase of charge cardmember receivables generally require that Credco purchase such receivables at discount rates which yield to Credco earnings of not less than 1.25 times its fixed charges on an annual basis.

The agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2002 and 2001, CRC held American Express Master Trust Class B Certificates with a fair value of $357 million and $219 million, respectively, and American Express Credit Account Master Trust Class C Certificates with a fair value of $1,544 million and $1,209 million, respectively.

At December 31, 2002 and 2001, CRC owned approximately $3.1 billion and $3.8 billion, respectively, of participation interests in receivables conveyed to the Trust, representing approximately 14 percent and 17 percent, respectively, of Credco's total accounts receivable.

The lending receivables owned at December 31, 2002 and 2001 include $189 million and $212 million, respectively, of participation interest owned by CRC. This represents a participation interest in the seller's interest in lending receivables that have been conveyed to the Master Trust.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows:

December 31, (Millions)                                   2002     2001     2000
--------------------------------------------------------------------------------
Cash and cash equivalents at December 31                $    2   $    4   $    3
Maximum month-end level of cash and cash
  equivalents during the year                                6       10       11
Other loans and deposits to affiliates at December 31    2,047    1,907    1,742
Maximum month-end level of loans and deposits to
  affiliates during the year                             2,047    1,907    1,742
Borrowings at December 31                                4,722    3,124    3,195
Maximum month-end level of borrowings during the year    6,311    6,436    4,840
Interest income                                             45       82      103
Other income                                                 6        9        5
Interest expense                                            98      160      219
--------------------------------------------------------------------------------

At December 31, 2002, 2001 and 2000, Credco held variable rate loans to American Express due in 2004 of $850 million. Additionally, Credco had $489 million, $468 million and $448 million of loans to American Express ATM Holdings, Inc., a wholly-owned subsidiary of TRS, at December 31, 2002, 2001 and 2000, respectively. Credco also had $369 million, $225 million and $100 million of loans to American Express International Inc., a wholly-owned subsidiary of TRS, at December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, 2001 and 2000, CFI had $339 million, $330 million and $330 million, respectively, of loans to Amex Bank of Canada, a wholly-owned subsidiary of TRS.

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

The provisions for income taxes were as follows (millions):

                                            2002            2001            2000
--------------------------------------------------------------------------------
Federal                                     $109            $128            $140
Foreign                                        9              12              10
--------------------------------------------------------------------------------
  Total                                     $118            $140            $150
--------------------------------------------------------------------------------

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

                                                  2002        2001         2000
--------------------------------------------------------------------------------
Current                                          $  64       $ 200        $ 179
Deferred                                            54         (60)         (29)
--------------------------------------------------------------------------------
   Total income tax provision                    $ 118       $ 140        $ 150
--------------------------------------------------------------------------------

Credco's deferred tax assets were $435 million and $428 million as of December 31, 2002 and 2001, respectively. These amounts were included in other assets. Credco's deferred tax liabilities were not material as of December 31, 2002 and 2001.

Deferred tax assets for 2002 and 2001 consist primarily of reserve for loan losses of $251 million and $305 million, respectively, and deferred taxes related to SFAS No. 133 of $179 million and $121 million for 2002 and 2001, respectively. At December 31, 2002 and 2001, no valuation allowances were required.

In 2002 and 2001, due to affiliates included current federal tax payable to TRS of $78 million and $15 million, respectively.

In 2002, 2001 and 2000, total net income taxes paid, including taxes paid to TRS, were $0.2 million, $166 million and $198 million, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35 percent is as follows:

--------------------------------------------------------------------------------
                                                        2002              2001
--------------------------------------------------------------------------------
Statutory rate                                            35%               35%
Foreign operations                                        (1)               (1)
--------------------------------------------------------------------------------
  Total                                                   34%               34%
--------------------------------------------------------------------------------

The U.S statutory tax rate and effective tax rate for 2000 was approximately
35%.

The items comprising Comprehensive Income in the Consolidated Statements of Shareholder's Equity are presented net of income tax (benefit) provision. The changes in net unrealized securities are presented net of tax benefit of ($4) million for 2002 and ($2) million for 2001. The changes related to cash flow hedges are presented net of tax benefit of ($57) million for 2002 and ($121) million for 2001.

11. GEOGRAPHIC SEGMENTS

Credco is principally engaged in the business of purchasing cardmember receivables arising from the use of the American Express card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):


                                              2002           2001           2000
--------------------------------------------------------------------------------
Revenues
  United States                             $1,550         $2,353         $2,165
  International                                603            489            436
--------------------------------------------------------------------------------
  Consolidated                              $2,153         $2,842         $2,601
--------------------------------------------------------------------------------
Pretax income
  United States                             $  308         $  357         $  367
  International                                 38             60             69
--------------------------------------------------------------------------------
  Consolidated                              $  346         $  417         $  436
--------------------------------------------------------------------------------

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          2002                     2001
--------------------------------------------------------------------------------
Quarters Ended, (Millions)      12/31  9/30  6/30  3/31  12/31  9/30  6/30  3/31
--------------------------------------------------------------------------------
Revenues                        $566   $516  $554  $517  $696   $703  $730  $713
Pretax income                    119     65    82    80    63    114   124   116
Net income                        78     43    54    53    42     75    83    77
--------------------------------------------------------------------------------

                       AMERICAN EXPRESS CREDIT CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Years Ended December 31, (Millions)                  2002       2001       2000
--------------------------------------------------------------------------------
Reserve for credit losses:

Balance at beginning of year                       $  847     $  739     $  684
Additions:
  Provision for credit losses
     charged to income (1)                          1,067      1,130        867
  Other credits (2)                                   144        124         63
Deductions:
  Accounts written off                              1,119      1,061        832
  Other charges (3)                                   198         85         43
                                                   ------     ------     ------
Balance at end of year                             $  741     $  847     $  739
                                                   ======     ======     ======
Reserve for credit losses as a percentage
  of gross cardmember receivables owned at
  year-end                                           3.34%      3.65%      2.96%
                                                   ======     ======     ======


(1) Before recoveries on accounts previously written off of $221 million, $193 million and $178 million in 2002, 2001 and 2000, respectively.

(2) Reserve balances applicable to new groups of charge cardmember and lending receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3) Primarily relates to reserve balances applicable to certain groups of charge cardmember and lending receivables and participation interests sold to affiliates.

                                  EXHIBIT INDEX

                     PURSUANT TO ITEM 601 OF REGULATION S-K

EXHIBIT NO.   DESCRIPTION

3 (a)         Registrant's Certificate of             Incorporated by
              Incorporation, as amended               reference to Exhibit
                                                      3(a) to Registrant's
                                                      Registration Statement on
                                                      Form S-1 dated February
                                                      25, 1972 (File No.
                                                      2-43170).

3 (b)         Registrant's By-Laws, amended and       Incorporated by
              restated as of November 24, 1980        reference to Exhibit 3
                                                      (b) to Registrant's
                                                      Annual Report on Form
                                                      10-K (Commission File
                                                      No. 1-6908) for the year
                                                      ended December 31, 1985.

4 (a)         Registrant's Debt Securities            Incorporated by
              Indenture dated as of                   reference to Exhibit 4
              September 1, 1987                       (s) to Registrant's
                                                      Registration Statement
                                                      on Form S-3 dated
                                                      September 2, 1987 (File
                                                      No. 33-16874).

4 (b)         Form of Note with optional redemption   Incorporated by
              provisions                              reference to Exhibit 4
                                                      (t) to Registrant's
                                                      Registration Statement
                                                      on Form S-3 dated
                                                      September 2, 1987 (File
                                                      No. 33-16874).

4 (c)         Form of Debenture with optional         Incorporated by
              redemption and sinking fund provisions  reference to Exhibit 4
                                                      (u) to Registrant's
                                                      Registration Statement
                                                      on Form S-3 dated
                                                      September 2, 1987 (File
                                                      No. 33-16874).

4 (d)       Form of Original Issue Discount Note       Incorporated by
            with optional redemption provision         reference to Exhibit 4
                                                       (v) to Registrant's
                                                       Registration Statement
                                                       on Form S-3 dated
                                                       September 2, 1987 (File
                                                       No. 33-16874).

4 (e)       Form of Zero Coupon Note with optional     Incorporated by
            redemption provisions                      reference to Exhibit 4
                                                       (w) to Registrant's
                                                       Registration Statement
                                                       on Form S-3 dated
                                                       September 2, 1987 (File
                                                       No. 33-16874).

4 (f)       Form of Variable Rate Note with optional   Incorporated by
            redemption and repayment provisions        reference to Exhibit 4
                                                       (x) to Registrant's
                                                       Registration Statement
                                                       on Form S-3 dated
                                                       September 2, 1987 (File
                                                       No. 33-16874).

4 (g)       Form of Extendible Note with optional      Incorporated by
            redemption and repayment provisions        reference to Exhibit 4
                                                       (y) to Registrant's
                                                       Registration Statement
                                                       on Form S-3 dated
                                                       September 2, 1987 (File
                                                       No. 33-16874).

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

4 (l)    Terms and conditions of debt instruments      Incorporated by
         to be issued outside the U.S.                 reference to Exhibit 4(l)
                                                       to Registrant's Annual
                                                       Report on Form 10-K
                                                       (Commission File No.
                                                       1-6908) for the year
                                                       ended December 31, 1997.

4 (m)    Form of Permanent Global Fixed Rate           Incorporated by
         Medium-Term Senior Note, Series B             reference to Exhibit
                                                       4(s) to Registrant's
                                                       Current Report on Form
                                                       8-K (Commission File No.
                                                       1-6908) dated December
                                                       21, 2001.

4 (n)    Form of Permanent Global Floating Rate        Incorporated by
         Medium-Term Senior Note, Series B             reference to Exhibit
                                                       4(t) to Registrant's
                                                       Current Report on Form
                                                       8-K (Commission File No.
                                                       1-6908) dated December
                                                       21, 2001.

4 (o)    Form of Senior Floating Rate Note             Incorporated by
         Extendible Liquidity Securities'r'(EXLs'r')   reference to Exhibit
                                                       4(u) to Registrant's
                                                       Current Report on Form
                                                       8-K (Commission File No.
                                                       1-6908) dated February 6,
                                                       2003.

4 (p) The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant

10 (a)   Receivables Agreement dated as of January     Incorporated by
         1, 1983 between the Registrant and            reference to Exhibit 10
         American Express Travel Related Services      (b) to Registrant's
         Company, Inc.                                 Annual Report on Form
                                                       10-K (Commission File
                                                       No. 1-6908) for the year
                                                       ended December 31, 1987.

10 (b)   Participation Agreement dated as of           Incorporated by
         August 3, 1992 between American Express       reference to Exhibit
         Receivables Financing Corporation             10(c) to Registrant's
         and Credco Receivables Corp.                  Annual Report on Form
                                                       10-K (Commission File
                                                       No. 1-6908) for the year
                                                       ended December 31, 1992.

12.1     Computation in Support of Ratio of            Electronically filed
         Earnings to Fixed Charges of American         herewith.
         Express Credit Corporation

12.2     Computation in Support of Ratio of            Electronically filed
         Earnings to Fixed Charges of American         herewith.
         Express Company

23       Consent of Independent Auditors               Electronically filed
                                                       herewith.

99.1     Certification of Walker C. Tompkins Jr.,      Electronically filed
         Chief Executive Officer, pursuant to 18       herewith.
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Walter S. Berman, Chief      Electronically filed
         Financial Officer, pursuant to 18 U.S.C.      herewith.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002

                           STATEMENT OF DIFFERENCES
                           ------------------------

The registered trademark symbol shall be expressed as ..................... 'r'