Form 10-Q
period 2003-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2003-05-15
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at May 15, 2003
----------------------------       ---------------------------
Common Stock, $.10 par value       1,504,938 shares

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                    FORM 10-Q

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART I.    FINANCIAL INFORMATION

           Item 1.   FINANCIAL STATEMENTS

                     Condensed consolidated statements of income and retained earnings -
                     three months ended March 31, 2003 and 2002                                  3

                     Condensed consolidated balance sheets - March 31, 2003 and December
                     31, 2002                                                                    4

                     Condensed consolidated statements of cash flows - three months ended
                     March 31, 2003 and 2002                                                     5

                     Notes to condensed consolidated financial statements                        6

           Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS                                                       8

           Item 4.   CONTROLS AND PROCEDURES                                                    12

PART II.   OTHER INFORMATION

           Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           13

                     SIGNATURES                                                                 14

                     CERTIFICATIONS                                                        C-1,C-2

                     EXHIBIT INDEX                                                             E-1

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                 2003     2002
                                                                ------   ------
REVENUES

Revenue earned from purchased
   accounts receivable                                          $  450   $  484
Interest income from investments                                    18       20
Interest income from affiliates                                      9       12
Other                                                                5        1
                                                                ------   ------
      Total                                                        482      517
                                                                ------   ------

EXPENSES

Interest expense - other                                           197      207
Provision for losses, net
   of recoveries                                                   156      192
Interest expense - affiliates                                       19       23
Other                                                                9       15
                                                                ------   ------
      Total                                                        381      437
                                                                ------   ------

Pretax income                                                      101       80
Income tax provision                                                35       27
                                                                ------   ------
Net income                                                          66       53

Retained earnings at beginning of period                         2,496    2,268
                                                                ------   ------
Retained earnings at end of period                              $2,562   $2,321
                                                                ------   ------

See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                       (Unaudited)
                                                        MARCH 31,    DECEMBER 31,
                                                          2003           2002
                                                       -----------   ------------
ASSETS

Cash and cash equivalents                                $ 1,347       $ 1,924
Investments                                                1,975         1,901
Charge cardmember receivables, less credit reserves:
   2003, $482; 2002, $498                                 15,062        16,671
Lending receivables, less credit reserves:
   2003, $238; 2002, $243                                  4,728         4,615
Loans and deposits with affiliates                         1,836         2,047
Deferred charges and other assets                            484           507
                                                         -------       -------
Total assets                                             $25,432       $27,665
                                                         -------       -------

LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt - other                                  $ 9,569       $11,366
Short-term debt with affiliates                            3,554         3,779
Current portion of long-term debt                          4,030         5,751
Long-term debt with affiliate                              1,091           943
Long-term debt - other                                     3,923         1,174
                                                         -------       -------
Total debt                                                22,167        23,013
Due to affiliates                                             59         1,418
Accrued interest and other liabilities                       794           919
                                                         -------       -------
   Total liabilities                                      23,020        25,350
                                                         -------       -------

SHAREHOLDER'S EQUITY

Common stock-authorized 3 million
   shares of $.10 par value; issued
   and outstanding 1.5 million shares                          1             1
Capital surplus                                              161           161
Retained earnings                                          2,562         2,496
Other comprehensive loss, net of tax:
   Net unrealized securities losses                          (20)          (11)
   Net unrealized derivatives losses                        (292)         (332)
                                                         -------       -------
Accumulated other comprehensive loss                        (312)         (343)
                                                         -------       -------
   Total shareholder's equity                              2,412         2,315
                                                         -------       -------
Total liabilities and shareholder's equity               $25,432       $27,665
                                                         -------       -------

See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                   2003      2002
                                                                  -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                        $    66   $    53
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Provision for losses                                            156       192
      Changes in operating assets and liabilities:
         Deferred tax assets                                            4        55
         Interest receivable and other operating assets                71       134
         Due to (from) affiliates                                     460    (2,871)
         Other                                                       (137)      (78)
                                                                  -------   -------
Net cash provided by (used in) operating activities                   620    (2,515)
                                                                  -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Accounts receivable                                                 1,449     1,017
Recoveries of accounts receivable previously written off               57        59
Purchase of participation interest in seller's interest in
   accounts receivable from affiliate                                  --    (1,518)
Sale of participation interest in seller's interest in accounts
   receivable to affiliate                                             32       800
Sale of net accounts receivable to affiliate                          137     1,543
Purchase of net accounts receivable from affiliate                   (334)     (374)
Purchase of investments                                               (87)     (148)
Loans and deposits due from affiliates                                210        16
Due (to) from affiliates                                           (1,820)    1,608
                                                                  -------   -------
Net cash (used in) provided by investing activities                  (356)    3,003
                                                                  -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short-term debt with affiliates
   with maturities of ninety days or less                            (225)    2,195
Net decrease in short-term debt - other with
   maturities of ninety days or less                               (1,694)   (1,697)
Issuance of debt                                                    3,994     3,583
Redemption of debt                                                 (2,916)   (3,239)
                                                                  -------   -------
Net cash (used in) provided by financing activities                  (841)      842
                                                                  -------   -------
Net (decrease) increase in cash and cash equivalents                 (577)    1,330
                                                                  -------   -------
Cash and cash equivalents at beginning of period                    1,924       408
                                                                  -------   -------
Cash and cash equivalents at end of period                        $ 1,347   $ 1,738
                                                                  -------   -------

See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), for the year ended December 31, 2002. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express").

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 2003 and the consolidated results of its operations and changes in its retained earnings for the three-month periods ended March 31, 2003 and 2002 and cash flows for the three-month periods ended March 31, 2003 and 2002. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   INVESTMENT SECURITIES

     The following is a summary of investments at March 31, 2003 and December 31, 2002:

                                                         March 31,   December 31,
     (Millions)                                             2003         2002
                                                         ---------   ------------
     Available for Sale, at fair value (cost March 31,
        2003-$2,006; December 31, 2002-$1,918)             $1,975       $1,901
                                                           ------       ------

3.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available for sale securities and 2) unrealized gains or losses on derivatives. The components of comprehensive income, net of related tax, for the three months ended March 31, 2003 and 2002 were as follows:

                                                              Three Months Ended
     (Millions)                                                    March 31,
                                                              ------------------
                                                                 2003   2002
                                                                 ----   ----
     Net income                                                   $66   $ 53
     Change in:
        Net unrealized securities losses                           (9)    (2)
        Net unrealized derivatives gains                           40     56
                                                                  ---   ----
     Total                                                        $97   $107
                                                                  ===   ====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

4.   ASSET SECURITIZATIONS

     In the first quarter of 2003, the American Express Credit Account Master Trust (the "Master Trust") securitized $920 million of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of this issuance, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold $33 million of gross seller's interest in lending receivables ($32 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of the issuance, CRC purchased from the Master Trust, as an investment, $87 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

     In addition, in April and May 2003, the Master Trust securitized an additional $1.1 billion and $750 million, respectively, of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold $24 million of gross seller's interest in lending receivables ($23 million, net of reserves) and $14 million of gross seller's interest in lending receivables ($13 million, net of reserves), respectively, to RFCII.

     In June 2003, $95 million of Class C Certificates, previously issued by the Master Trust, which are held by CRC as investments, are scheduled to mature.

     Additionally, in May 2003, $58 million of Class B Certificates, previously issued by the American Express Master Trust (the "Trust"), which are held by CRC as investments, are scheduled to mature.

5.   TAXES AND INTEREST

     For the three-month periods ended March 31, 2003 and 2002, Credco paid $31 million and $3 million, respectively, of income taxes. Interest paid was $250 million and $146 million for the three-month periods ended March 31, 2003 and 2002, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As part of the company's ongoing funding activities, in the first quarter of 2003, American Express Credit Corporation, including its subsidiaries where appropriate ("Credco"), issued an aggregate of $2.0 billion of floating rate medium-term notes with maturities of one year that can be extended by the holders up to an additional four years, and $750 million of floating rate medium-term notes with maturities of two years. These issuances reflect the continued change in the company's approach toward managing liquidity by placing a higher reliance on medium-term notes and a lesser reliance on commercial paper. Proceeds from the sale of these securities have contributed toward an overall reduction in commercial paper outstanding from $11.2 billion at December 31, 2002 to $9.4 billion at March 31, 2003 and an increase in committed bank line coverage of net short-term debt from 106% to 122%.

In April 2003, Credco issued an aggregate of $401 million of floating rate medium-term notes with maturities of one to two years.

On May 14, 2003, Credco made an offering of $1 billion of fixed rate notes due 2008 and $500 million of floating rate notes due 2006. This offering is expected to be completed on May 16, 2003.

Credco had the ability to issue approximately $15.4 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission as of March 31, 2003.

At March 31, 2003, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco; American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"); American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco; and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

Committed credit line facilities at March 31, 2003 and 2002 totaled $10.0 billion and $10.4 billion, respectively. In April 2003, Credco and American Express renegotiated their committed credit line facilities. Total available credit lines are $10.85 billion, including $2.0 billion allocated to American Express and $8.5 billion allocated to Credco. Credco has the right to borrow up to a maximum amount of $10.5 billion, with a commensurate reduction in the amount available to American Express. The remainder of these credit lines is allocated to Centurion Bank. These facilities expire in increments from 2004 through 2007. Based upon the maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt was 130% at April 30, 2003.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

RESULTS OF OPERATIONS

Credco's decrease in revenues for the three-month period ended March 31, 2003, is primarily attributable to lower discount and interest rates. Interest income decreased for the three-month period ended March 31, 2003 primarily as a result of lower interest rates, partially offset by an increase in the volume of average investments outstanding. Interest expense decreased for the three-month period ended March 31, 2003 as a result of a decrease in the volume of average debt outstanding, as well as a decline in interest rates. Provision for losses decreased from the prior year due primarily to a decrease in provision rates.

The following is an analysis of the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 2003, compared with the three-month period ended March 31, 2002 (Millions):

                                                                           Three-
                                                                            Month
                                                                           Period
                                                                           ------
Revenue earned from purchased accounts receivable - changes attributable to:
   Volume of receivables purchased                                            9
   Discount and interest rates                                              (43)
                                                                            ---
      Total                                                                 (34)
                                                                            ===
Interest income from investments - changes attributable to:
   Volume of average investments outstanding                                  3
   Interest rates                                                            (5)
                                                                            ---
      Total                                                                  (2)
                                                                            ===
Interest income from affiliates - changes attributable to:
   Volume of average investments outstanding                                 (1)
   Interest rates                                                            (2)
                                                                            ---
      Total                                                                  (3)
                                                                            ===
Interest expense other - changes attributable to:
   Volume of average debt outstanding                                       (11)
   Interest rates                                                             1
                                                                            ---
      Total                                                                 (10)
                                                                            ===
Provision for losses - changes attributable to:
   Volume of receivables purchased                                            1
   Provision rates and volume of recoveries                                 (37)
                                                                            ---
      Total                                                                 (36)
                                                                            ===
Interest expense affiliates - changes attributable to:
   Volume of average debt outstanding                                         3
   Interest rates                                                            (7)
                                                                            ---
      Total                                                                  (4)
                                                                            ===

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Credco purchases cardmember receivables without recourse from TRS. During each of the three-month periods ended March 31, 2003 and 2002, Credco purchased $45 billion of charge cardmember and lending receivables. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three-month periods ended March 31, 2003 and 2002 was 1.47 and 1.35, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the three-month periods ended March 31, 2003 and 2002 was
3.20 and 2.74, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Charge Cardmember Receivables
-----------------------------

At March 31, 2003 and 2002, Credco owned $15.5 billion and $16.9 billion, respectively, of charge cardmember receivables and participation in charge cardmember receivables, representing 76 percent and 80 percent, respectively, of the total receivables owned. The charge cardmember receivables owned at March 31, 2003 and 2002 include $1.5 billion and $3.2 billion, respectively, of participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

Quarters ended March 31,
(Millions, except percentages and where indicated)              2003      2002
--------------------------------------------------            -------   -------
Total charge cardmember receivables                           $15,544   $16,924
90 days past due as a % of total                                  2.6%      3.6%
Loss reserves                                                 $   482   $   574
   as a % of receivables                                          3.1%      3.4%
   as a % of 90 days past due                                     114%      96%
Write-offs, net of recoveries                                 $    91   $   160
Net loss ratio (1)                                               0.21%     0.37%
Average life of charge cardmember
   receivables (in days) (2)                                       33        35

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the volume of charge cardmember receivables purchased by Credco in each of the periods indicated.
(2) Represents the average life of charge cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of charge cardmember receivables purchased by Credco.

Lending Receivables
-------------------

At March 31, 2003 and 2002, Credco owned extended payment plan receivables and loans ("lending receivables") totaling $5.0 billion and $4.3 billion, respectively, representing 24 percent and 20 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank customers and interest-bearing equipment financing installment loans and leases. The lending receivables owned include $94 million and $202 million, of participation interest owned by CRC at March 31, 2003 and 2002, respectively. This represents a participation interest in the seller's interest in lending receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize lending receivables.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Quarters ended March 31,
(Millions, except percentages and where indicated)        2003         2002
--------------------------------------------------       ------       ------
Total lending receivables                                $4,966       $4,327
Past due lending receivables as a % of total:
   30-89 days                                               3.8%         4.7%
   90+ days                                                 1.6%         1.6%
Loss reserves                                            $  238       $  195
   as a % of lending receivables                            4.8%         4.5%
   as a % of past due                                        88%          71%
Write-offs, net of recoveries                            $   93       $   76
Net write-off rate (1)                                     7.43%        7.23%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of lending receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

The following is an analysis of the credit reserves for charge cardmember and lending receivables (Millions):

                                                                   2003    2002
                                                                  -----   -----
Balance, January 1                                                $ 741   $ 847
Provision for losses                                                212     251
Accounts written off                                               (240)   (296)
Other                                                                 7     (33)
                                                                  -----   -----
Balance, March 31                                                 $ 720   $ 769
                                                                  =====   =====

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

     o Credco's ability to accurately estimate the provision for losses in Credco's outstanding portfolio of charge cardmember and lending receivables;

     o    fluctuations in foreign currency exchange rates;

     o negative changes in Credco's credit ratings, which could result in decreased liquidity and higher borrowing costs;

     o the effect of fluctuating interest rates, which could affect Credco's borrowing costs; and

     o the impact on American Express Company's business from the war in Iraq and its aftermath and other geopolitical uncertainty.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Other Reporting Matters
Accounting Developments
-----------------------

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45) which provides accounting and disclosure requirements for certain guarantees. As a result of the adoption of this pronouncement, there was no material impact to Credco's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The Intrepretation is effective July 1, 2003 for entities in place as of the issuance date. Credco is evaluating the impact of adopting FIN 46 and the impact to Credco's financial statements is not expected to be material.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Credco is currently evaluating the impact of adopting SFAS No. 149 on the Consolidated Financial Statements.

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

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               4(a) Form of Global Fixed Rate Note

               4(b) Form of Global LIBOR Floating Rate Note

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

               Form 8-K dated May 14, 2003, Item 7, filing a form of global fixed rate note and a form of global LIBOR floating rate note.

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

                                     AMERICAN EXPRESS CREDIT CORPORATION
                                     (Registrant)


     DATE: May 15, 2003                 By /s/ Walker C. Tompkins, Jr.
                                           -------------------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer


     DATE: May 15, 2003                    /s/ Erich Komdat
                                           -------------------------------------
                                           Erich Komdat
                                           Vice President and Chief Accounting
                                           Officer

                                  CERTIFICATION
                                  -------------

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


     Date: May 15, 2003                    /s/ Walker C. Tompkins, Jr.
                                           -------------------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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

     Date: May 15, 2003                           /s/ Walter S. Berman
                                                  ------------------------------
                                                  Walter S. Berman
                                                  Chief Financial Officer

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                                DESCRIPTION                                 HOW FILED
                                -----------                                 ---------


Exhibit 4(a)   Form of Global Fixed Rate Note                   Incorporated by reference to
                                                                Exhibit 4(v) of the Registrant's
                                                                Current Report on Form 8-K
                                                                (Commission File No. 1-6908)
                                                                dated May 14, 2003.

Exhibit 4(b)   Form of Global LIBOR Floating Rate Note          Incorporated by reference to
                                                                Exhibit 4(w) of the Registrant's
                                                                Current Report on Form 8-K
                                                                (Commission File No. 1-6908)
                                                                dated May 14, 2003.

Exhibit 12.1   Computation in Support of Ratio of Earnings to   Electronically filed herewith.
               Fixed Charges of American Express Credit
               Corporation.

Exhibit 12.2   Computation in Support of Ratio of Earnings to   Electronically filed herewith.
               Fixed Charges of American Express Company.

Exhibit 99.1   Certification of Walker C. Tompkins,             Electronically filed herewith.
               Jr. Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

Exhibit 99.2   Certification of Walter S. Berman Pursuant to    Electronically filed herewith.
               18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.