Form 10-Q
period 2003-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2003-08-14
CIK 4969

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

                  For the quarterly period ended June 30, 2003

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 1-6908

                       AMERICAN EXPRESS CREDIT CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                                   11-1988350
       (State or other jurisdiction of          (I.R.S. Employer Identification No.)
       incorporation or organization)

One Christina Centre, 301 North Walnut Street
      Suite 1002, Wilmington, Delaware                       19801-2919
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code: (302) 594-3350.

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

           Class                                  Outstanding at August 14, 2003
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

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated statements of income and
                     retained earnings -- three and six months ended
                     June 30, 2003 and 2002                                  3

                  Condensed consolidated balance sheets -- June 30,
                     2003 and December 31, 2002                              4

                  Condensed consolidated statements of cash flows --
                    six months ended June 30, 2003 and 2002                  5

                  Notes to condensed consolidated financial
                     statements                                              6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     8

         Item 4.  Controls and Procedures                                   12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          13

                  Signatures                                                14

                  Exhibit Index                                            E-1

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                     PART I

Item 1. Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                 Three Months       Six Months
                                                    Ended             Ended
                                                   June 30,          June 30,
                                               ---------------   ---------------
                                                2003     2002     2003     2002
                                               ------   ------   ------   ------
REVENUES

Revenue earned from purchased accounts
   receivable                                  $  474   $  523   $  924   $1,007
Interest income from investments                   20       19       38       39
Interest income from affiliates                     8       11       17       23
Other                                               5        1       10        2
                                               ------   ------   ------   ------
      Total                                       507      554      989    1,071
                                               ------   ------   ------   ------

EXPENSES

Interest expense -- other                         199      207      396      414
Provision for losses, net of recoveries           178      229      334      421
Interest expense -- affiliates                     14       25       33       48
Other                                              11       11       20       26
                                               ------   ------   ------   ------
      Total                                       402      472      783      909
                                               ------   ------   ------   ------

Pretax income                                     105       82      206      162
Income tax provision                               36       28       71       55
                                               ------   ------   ------   ------
Net income                                         69       54      135      107

Retained earnings at beginning of period        2,562    2,321    2,496    2,268
                                               ------   ------   ------   ------
Retained earnings at end of period             $2,631   $2,375   $2,631   $2,375
                                               ------   ------   ------   ------

See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                       (Unaudited)
                                                         June 30,    December 31,
                                                           2003          2002
                                                       -----------   ------------
ASSETS

Cash and cash equivalents                                $ 1,798        $ 1,924
Investments                                                1,855          1,901
Charge cardmember receivables, less credit reserves:
   2003, $517; 2002, $498                                 17,418         16,671
Lending receivables, less credit reserves:
   2003, $233; 2002, $243                                  4,941          4,615
Loans and deposits with affiliates                         1,764          2,047
Deferred charges and other assets                            481            507
                                                         -------        -------
Total assets                                             $28,257        $27,665
                                                         -------        -------

LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt -- other                                 $10,085        $11,366
Short-term debt with affiliates                            3,169          3,779
Current portion of long-term debt                          3,070          5,751
Current portion of long-term debt with affiliates            918             --
Long-term debt with affiliates                               434            943
Long-term debt -- other                                    6,752          1,174
                                                         -------        -------
Total debt                                                24,428         23,013
Due to affiliates                                            297          1,418
Accrued interest and other liabilities                     1,046            919
                                                         -------        -------
   Total liabilities                                      25,771         25,350
                                                         -------        -------

SHAREHOLDER'S EQUITY

Common stock-authorized 3 million
   shares of $.10 par value; issued and
   outstanding 1.5 million shares                              1              1
Capital surplus                                              161            161
Retained earnings                                          2,631          2,496
Other comprehensive loss, net of tax:
   Net unrealized securities gains/(losses)                    1            (11)
   Net unrealized derivatives losses                        (308)          (332)
                                                         -------        -------
Accumulated other comprehensive loss                        (307)          (343)
                                                         -------        -------
   Total shareholder's equity                              2,486          2,315
                                                         -------        -------
Total liabilities and shareholder's equity               $28,257        $27,665
                                                         -------        -------

See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  -----------------
                                                                    2003      2002
                                                                  -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                        $   135   $   107
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Provision for losses                                            334       421
      Changes in operating assets and liabilities:
         Deferred tax assets                                           (9)       38
         Interest receivable and other operating assets                59       129
         Due to affiliates                                            456         7
         Other                                                        114       274
                                                                  -------   -------
Net cash provided by operating activities                           1,089       976
                                                                  -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in accounts receivable                           (254)       34
Recoveries of accounts receivable previously written off              107       122
Purchase of participation interest in seller's interest in
   accounts receivable from affiliate                              (1,041)   (1,518)
Sale of participation interest in seller's interest in accounts
   receivable to affiliate                                            106     1,863
Sale of net accounts receivable to affiliate                          137     1,543
Purchase of net accounts receivable from affiliate                   (463)     (491)
Purchase of investments                                               (87)     (406)
Maturity of investments                                               153        --
Loans and deposits due from (to) affiliates                           283        (3)
Due to affiliates                                                  (1,577)   (1,156)
                                                                  -------   -------
Net cash used in investing activities                              (2,636)      (12)
                                                                  -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short-term debt with affiliates with
   maturities of ninety days or less                                 (610)    2,618
Net decrease in short-term debt -- other with maturities of
   ninety days or less                                               (392)   (5,735)
Issuance of debt                                                    7,860     8,140
Redemption of debt                                                 (5,437)   (4,559)
                                                                  -------   -------
Net cash provided by financing activities                           1,421       464
                                                                  -------   -------
Net (decrease) increase in cash and cash equivalents                 (126)    1,428
                                                                  -------   -------
Cash and cash equivalents at beginning of period                    1,924       408
                                                                  -------   -------
Cash and cash equivalents at end of period                        $ 1,798   $ 1,836
                                                                  -------   -------

See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate (the "Company" or "Credco"), for the year ended December 31, 2002. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"), which is a wholly-owned subsidiary of American Express Company ("American Express").

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 2003 and the consolidated results of its operations and changes in its retained earnings for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Investment Securities

     The following is a summary of investments at June 30, 2003 and December 31, 2002:

                                                                     June 30,   December 31,
     (Millions)                                                        2003         2002
                                                                     --------   ------------
     Available for Sale, at fair value (cost June 30, 2003--$1,852;
        December 31, 2002--$1,918)                                    $1,855       $1,901
                                                                      ------       ------

3.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available for sale securities and 2) unrealized gains or losses on derivatives. The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                     Three Months    Six Months
                                                         Ended         Ended
     (Millions)                                        June 30,       June 30,
                                                     ------------   -----------
                                                      2003   2002   2003   2002
                                                      ----   ----   ----   ----
     Net income                                       $ 69   $ 54   $135   $107
     Change in:
        Net unrealized securities gains                 21      5     12      3
        Net unrealized derivatives (losses) gains      (16)   (82)    24    (26)
                                                      ----   ----   ----   ----
     Total                                            $ 74   $(23)  $171   $ 84
                                                      ----   ----   ----   ----

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

4.   Asset Securitizations

     In the first six months of 2003, the American Express Credit Account Master Trust (the "Master Trust") securitized $3.5 billion of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold an aggregate of $110 million of gross seller's interest in lending receivables ($106 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of the issuances, CRC purchased from the Master Trust, as an investment, an aggregate of $87 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

     In connection with the June 2003 maturity of $1.0 billion of investor certificates previously issued by the Master Trust, $95 million of Class C Certificates, previously issued by the Master Trust, which were held by CRC as investments, matured.

     In May 2003, $58 million of Class B Certificates, previously issued by the American Express Master Trust (the "Trust"), which were held by CRC as investments, matured. Additionally, in September 2003, $77 million of Class B Certificates, previously issued by the Trust, which are held by CRC as investments, are scheduled to mature.

5.   Taxes and Interest

     For the six-month periods ended June 30, 2003 and 2002, Credco paid $85 million and $1 million, respectively, of income taxes. Interest paid was $405 million and $308 million for the six-month periods ended June 30, 2003 and 2002, respectively.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As part of the Company's ongoing funding activities, during the six months ended June 30, 2003, American Express Credit Corporation, including its subsidiaries where appropriate (the "Company" or "Credco"), issued approximately $3.3 billion of floating rate medium-term notes with maturities of one to two years, a portion of which can be extended by the holders up to an additional four years. In May 2003, Credco issued $1 billion of fixed rate notes due 2008 and $500 million of floating rate notes due 2006. Additionally, in June 2003, Credco issued, through a private placement, $1 billion of floating rate extendible notes with an initial maturity of one year, subject to extension by the holders up to an additional four years. These issuances reflect the continued change in the Company's approach toward managing liquidity by placing a higher reliance on medium-term notes and a lesser reliance on commercial paper. Proceeds from the sale of these securities have contributed toward an overall reduction in commercial paper outstanding from $11.2 billion at December 31, 2002 to $9.9 billion at June 30, 2003. As a result of a decrease in credit lines allocated to Credco from $10.0 billion at December 31, 2002 to $8.5 billion at June 30, 2003, committed bank line coverage decreased slightly from 106% to 103% at December 31, 2002 and June 30, 2003, respectively.

In August 2003, Credco issued $325 million of floating rate medium-term notes with maturities of two years.

Credco had the ability to issue approximately $13.3 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission as of June 30, 2003.

At June 30, 2003, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco; American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"); American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco; and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

Committed credit line facilities at June 30, 2003 and 2002 totaled $8.5 billion and $9.4 billion, respectively. In April 2003, Credco and American Express renegotiated their committed credit line facilities. Total available credit lines are $10.85 billion, including $2.0 billion allocated to American Express and $8.5 billion allocated to Credco. Credco has the right to borrow up to a maximum amount of $10.5 billion, with a commensurate reduction in the amount available to American Express. The remainder of these credit lines is allocated to Centurion Bank. These facilities expire in increments from 2004 through 2007. Based upon the maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt was 127% at June 30, 2003.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Results of Operations

Credco's decrease in revenues for the six-month period ended June 30, 2003, is primarily attributable to lower discount and interest rates, partially offset by an increase in the volume of receivables purchased. Interest income decreased for the six-month period ended June 30, 2003 as lower interest rates were partially offset by an increase in the volume of average investments outstanding. Interest expense decreased for the six-month period ended June 30, 2003 primarily as a result of a decline in interest rates. Provision for losses decreased from the prior year due primarily to a decrease in provision rates and volume of recoveries.

The following is an analysis of the decrease in key revenue and expense accounts for the six-month period ended June 30, 2003, compared with the six-month period ended June 30, 2002 (Millions):

                                                                           Six-
                                                                           Month
                                                                          Period
                                                                          ------
Revenue earned from purchased accounts receivable -- changes attributable to:
   Volume of receivables purchased                                           58
   Discount and interest rates                                             (141)
                                                                           ----
      Total                                                                 (83)
                                                                           ====

Interest income from investments -- changes attributable to:
   Volume of average investments outstanding                                 11
   Interest rates                                                           (12)
                                                                           ----
      Total                                                                  (1)
                                                                           ====

Interest income from affiliates -- changes attributable to:
   Volume of average investments outstanding                                 (1)
   Interest rates                                                            (5)
                                                                           ----
      Total                                                                  (6)
                                                                           ====

Interest expense other -- changes attributable to:
   Volume of average debt outstanding                                        10
   Interest rates                                                           (28)
                                                                           ----
      Total                                                                 (18)
                                                                           ====

Provision for losses -- changes attributable to:
   Volume of receivables purchased                                           15
   Provision rates and volume of recoveries                                (102)
                                                                           ----
      Total                                                                 (87)
                                                                           ====

Interest expense affiliates -- changes attributable to:
   Volume of average debt outstanding                                        (2)
   Interest rates                                                           (13)
                                                                           ----
      Total                                                                 (15)
                                                                           ====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Credco purchases cardmember receivables without recourse from TRS. During the six-month periods ended June 30, 2003 and 2002 Credco purchased $95 billion and $92 billion, respectively, of charge cardmember and lending receivables. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the six-month periods ended June 30, 2003 and 2002 was 1.48 and 1.35, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the six-month periods ended June 30, 2003 and 2002 was 3.35 and 2.41, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Charge Cardmember Receivables

At June 30, 2003 and 2002, Credco owned $17.9 billion and $16.4 billion, respectively, of charge cardmember receivables and participation in charge cardmember receivables, representing 78 percent of the total receivables owned at June 30, 2003 and 2002. The charge cardmember receivables owned at June 30, 2003 and 2002 include $3.0 billion and $2.2 billion, respectively, of participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust").

Six months ended June 30, (Millions, except percentages and where indicated)     2003      2002
----------------------------------------------------------------------------   -------   -------
Total charge cardmember receivables                                            $17,935   $16,400
90 days past due as a % of total                                                   2.4%      3.0%
Loss reserves                                                                  $   517   $   520
   as a % of receivables                                                           2.9%      3.2%
   as a % of 90 days past due                                                      119%      104%
Write-offs, net of recoveries                                                  $   209   $   315
Net loss ratio (1)                                                                0.23%     0.35%
Average life of charge cardmember receivables (in days) (2)                         33        34

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

Lending Receivables

At June 30, 2003 and 2002, Credco owned extended payment plan receivables and loans ("lending receivables") totaling $5.2 billion and $4.6 billion, respectively, representing 22 percent of all interests in receivables owned by Credco at June 30, 2003 and 2002. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank customers and interest-bearing equipment financing installment loans and leases. At June 30, 2003, there was no participation interest in lending receivables owned by CRC. The lending receivables owned at June 30, 2002 include $194 million of participation interest owned by CRC. This represents a participation interest in the seller's interest in

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

lending receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize lending receivables.

Six months ended June 30, (Millions, except percentages and where indicated)    2003     2002
----------------------------------------------------------------------------   ------   ------
Total lending receivables                                                      $5,174   $4,557
Past due lending receivables as a % of total:
      30-89 days                                                                  3.0%     4.4%
      90+ days                                                                    1.5%     1.6%
Loss reserves                                                                  $  233   $  208
   as a % of lending receivables                                                  4.5%     4.6%
   as a % of past due                                                              99%      76%
Write-offs, net of recoveries                                                  $  173   $  158
Net write-off rate (1)                                                           6.86%    7.35%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of lending receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

The following is an analysis of the credit reserves for charge cardmember and lending receivables (Millions):

                                                                   2003    2002
                                                                  -----   -----
Balance, January 1                                                $ 741   $ 847
Provision for losses                                                441     542
Accounts written off                                               (489)   (595)
Other                                                                57     (66)
                                                                  -----   -----
Balance, June 30                                                  $ 750   $ 728
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

     o the effect of fluctuating interest rates, which could affect Credco's borrowing costs; and

     o the impact on American Express Company's business from the recent war in Iraq and its aftermath and other geopolitical uncertainty.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The Interpretation is effective July 1, 2003 for entities in place as of the issuance date. Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Company is still in the process of evaluating its impact. Preliminarily, the impact to Credco's financial statements is not expected to be material.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.

    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               31.1 Certification of Walker C. Tompkins, Jr. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

               31.2 Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

               32.1 Certification of Walker C. Tompkins, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2   Certification of Walter S. Berman pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        AMERICAN EXPRESS CREDIT CORPORATION
                                        (Registrant)


     DATE: August 14, 2003              By /s/ Walker C. Tompkins, Jr.
                                           -------------------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer


     DATE: August 14, 2003                 /s/ Erich Komdat
                                           -------------------------------------
                                           Erich Komdat
                                           Vice President and Chief Accounting
                                           Officer

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

Exhibit 12.1   Computation in Support of Ratio of           Electronically filed herewith.
               Earnings to Fixed Charges of American
               Express Credit Corporation.

Exhibit 12.2   Computation in Support of Ratio of           Electronically filed herewith.
               Earnings to Fixed Charges of American
               Express Company.

Exhibit 31.1   Certification of Walker C. Tompkins, Jr.     Electronically filed herewith.
               pursuant to Rule 13a-14(a).

Exhibit 31.2   Certification of Walter S. Berman pursuant   Electronically filed herewith.
               to Rule 13a-14(a).

Exhibit 32.1   Certification of Walker C. Tompkins, Jr.     Electronically filed herewith.
               pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Walter S. Berman pursuant   Electronically filed herewith.
               to 18 U.S.C. Section 1350, as adopted
               pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002.