Form 10-Q
period 2003-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2003-11-14
CIK 4969

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

                For the quarterly period ended September 30, 2003

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

Class                                           Outstanding at November 14, 2003
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed consolidated statements
                 of income and retained earnings - three and nine
                 months ended September 30, 2003 and 2002                   3

                 Condensed consolidated balance
                 sheets - September 30, 2003 and
                 December 31, 2002                                          4

                 Condensed consolidated statements of
                 cash flows - nine months ended
                 September 30, 2003 and 2002                                5

                 Notes to condensed consolidated
                 financial statements                                       6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        8

         ITEM 4. CONTROLS AND PROCEDURES                                   12

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          13

                 SIGNATURES                                                14

                 EXHIBIT INDEX                                            E-1

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                 THREE MONTHS      NINE MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                2003     2002     2003     2002
--------------------------------------------------------------------------------
REVENUES

Revenue earned from purchased
   accounts receivable                         $  465   $  479   $1,389   $1,486
Interest income from investments                   16       23       54       62
Interest income from affiliates                     7       12       24       35
Other                                              --        2       10        4
--------------------------------------------------------------------------------
   Total                                          488      516    1,477    1,587
--------------------------------------------------------------------------------

EXPENSES

Interest expense - other                          197      201      593      615
Provision for losses, net
   of recoveries                                  187      211      521      632
Interest expense - affiliates                      13       28       46       76
Other                                               9       11       29       37
--------------------------------------------------------------------------------
   Total                                          406      451    1,189    1,360
--------------------------------------------------------------------------------

Pretax income                                      82       65      288      227
Income tax provision                               28       22       99       77
--------------------------------------------------------------------------------
Net income                                         54       43      189      150

Retained earnings at beginning of period        2,631    2,375    2,496    2,268
--------------------------------------------------------------------------------
Retained earnings at end of period             $2,685   $2,418   $2,685   $2,418
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                      AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                        (Unaudited)
                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2003            2002
-----------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                 $   710         $ 1,924
Investments                                                 1,776           1,901
Charge cardmember receivables, less credit reserves:
   2003, $547; 2002, $498                                  18,512          16,671
Lending receivables, less credit reserves:
   2003, $225; 2002, $243                                   4,970           4,615
Loans and deposits with affiliates                          1,659           2,047
Deferred charges and other assets                             425             507
-----------------------------------------------------------------------------------
Total assets                                              $28,052         $27,665
-----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt - other                                   $ 8,770         $11,366
Short-term debt with affiliates                             3,129           3,779
Current portion of long-term debt                           2,920           5,751
Current portion of long-term debt with affiliates             918              --
Long-term debt with affiliates                                456             943
Long-term debt - other                                      7,900           1,174
                                                          -------         -------
Total debt                                                 24,093          23,013
Due to affiliates                                             455           1,418
Accrued interest and other liabilities                        867             919
-----------------------------------------------------------------------------------
      Total liabilities                                    25,415          25,350
-----------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY

Common stock-authorized 3 million shares of $.10
   par value; issued and outstanding 1.5 million
   shares                                                       1               1
Capital surplus                                               161             161
Retained earnings                                           2,685           2,496
Other comprehensive loss, net of tax:
   Net unrealized securities gains/(losses)                     1             (11)
   Net unrealized derivatives losses                         (211)           (332)
-----------------------------------------------------------------------------------
Accumulated other comprehensive loss                         (210)           (343)
-----------------------------------------------------------------------------------
      Total shareholder's equity                            2,637           2,315
-----------------------------------------------------------------------------------
Total liabilities and shareholder's equity                $28,052         $27,665
-----------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                    2003      2002
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                        $   189   $   150
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for losses                                               521       632
   Changes in operating assets and liabilities:
      Deferred tax assets                                             (24)       93
      Interest receivable and other operating assets                   89       104
      Due to affiliates                                               291        49
      Other                                                            79       209
-----------------------------------------------------------------------------------
Net cash provided by operating activities                           1,145     1,237
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in accounts receivable                           (596)      560
Recoveries of accounts receivable previously written off              150       179
Purchase of participation interest in seller's interest in
   accounts receivable from affiliate                              (2,051)   (1,518)
Sale of participation interest in seller's interest in accounts
   receivable to affiliate                                            106     1,866
Sale of net accounts receivable to affiliate                          137     1,543
Purchase of net accounts receivable from affiliate                   (462)     (563)
Purchase of investments                                               (87)     (579)
Maturity of investments                                               230        95
Loans and deposits due from affiliates                                388         6
Due to affiliates                                                  (1,256)   (1,668)
-----------------------------------------------------------------------------------
Net cash used in investing activities                              (3,441)      (79)
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short-term debt with affiliates
   with maturities of ninety days or less                            (650)    1,918
Net decrease in short-term debt - other with
   maturities of ninety days or less                               (1,787)   (5,601)
Issuance of debt                                                    9,710     9,237
Redemption of debt                                                 (6,191)   (6,315)
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 1,082      (761)
-----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents               (1,214)      397
-----------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                    1,924       408
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $   710   $   805
-----------------------------------------------------------------------------------

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

     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 2003 and the consolidated results of its operations and changes in its retained earnings for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Standards

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this Statement did not have a material impact on Credco's financial statements.

2.   INVESTMENT SECURITIES

     The following is a summary of investments at September 30, 2003 and December 31, 2002:

                                                                          September 30,   December 31,
     (Millions)                                                                2003           2002
                                                                          -------------   ------------
     Available for Sale, at fair value (cost September 30, 2003-$1,775;
        December 31, 2002-$1,918)                                             $1,776         $1,901
                                                                              ------         ------

3.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

     on available for sale securities and 2) unrealized gains or losses on derivatives. The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                    Three Months     Nine Months
                                                        Ended           Ended
     (Millions)                                     September 30,   September 30,
                                                    -------------   -------------
                                                     2003   2002     2003   2002
                                                     ----   ----     ----   ----
     Net income                                      $ 54   $ 43     $189   $150
     Change in:
        Net unrealized securities gains (losses)       --    (17)      12    (14)
        Net unrealized derivatives gains (losses)      97    (47)     121    (73)
                                                     ----   ----     ----   ----
     Total                                           $151   $(21)    $322   $ 63
                                                     ----   ----     ----   ----

4.   ASSET SECURITIZATIONS

     In the first nine months of 2003, the American Express Credit Account Master Trust (the "Master Trust") securitized $3.5 billion of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco, sold an aggregate of $110 million of gross seller's interest in lending receivables ($106 million, net of reserves) to American Express Receivables Financing Corporation II ("RFCII"), a wholly-owned subsidiary of TRS. In addition, at the time of the issuances, CRC purchased from the Master Trust, as an investment, an aggregate of $87 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

     In connection with the June 2003 maturity of $1.0 billion of investor certificates previously issued by the Master Trust, $95 million of Class C Certificates, previously issued by the Master Trust, which were held by CRC as investments, matured.

     In the first nine months of 2003, $2.1 billion of investor certificates previously issued by the American Express Master Trust (the "Trust") to securitize charge cardmember receivables matured. In connection with these maturities, $135 million of Class B Certificates, previously issued by the Trust, which were held by CRC as investments, matured. At the time of these maturities, CRC purchased $2.13 billion gross seller's interest in charge cardmember receivables ($2.05 billion, net of reserves) from American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS.

5.   TAXES AND INTEREST

     For the nine-month periods ended September 30, 2003 and 2002, Credco paid $146 million and $16 million, respectively, of income taxes. Interest paid was $650 million and $573 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As part of the Company's ongoing funding activities, during the nine months ended September 30, 2003, American Express Credit Corporation, including its subsidiaries where appropriate (the "Company" or "Credco"), issued approximately $4.5 billion of floating rate medium-term notes with maturities of one to three years, a portion of which can be extended by the holders up to an additional four years. In May 2003, Credco issued $1.0 billion of fixed rate notes due 2008 and $500 million of floating rate notes due 2006. Additionally, in June 2003, Credco issued, through a private placement, $1.0 billion of floating rate extendible notes with an initial maturity of one year, subject to extension by the holders up to an additional four years. These issuances reflect the continued change in the Company's approach toward managing liquidity by placing a higher reliance on medium-term notes and a lesser reliance on commercial paper. Proceeds from the sale of these securities have contributed toward an overall reduction in commercial paper outstanding from $11.2 billion at December 31, 2002 to $8.6 billion at September 30, 2003. Committed bank line coverage of net short-term debt was 106% at December 31, 2002 and September 30, 2003.

In October 2003, Credco issued $600 million of floating rate medium-term notes with maturities of two years.

Credco had the ability to issue approximately $12.2 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission as of September 30, 2003.

At September 30, 2003, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco; American Express Travel Related Services Company, Inc. ("TRS"), a wholly-owned subsidiary of American Express Company ("American Express"); American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited ("AEOCC"), a wholly-owned subsidiary of Credco; and American Express Bank Ltd., a wholly-owned indirect subsidiary of American Express. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

Committed credit line facilities at September 30, 2003 and 2002 totaled $8.5 billion and $10.0 billion, respectively. In April 2003, Credco and American Express renegotiated their committed credit line facilities. Total available credit lines are $10.85 billion, including $2.0 billion allocated to American Express and $8.5 billion allocated to Credco. Credco has the right to borrow up to a maximum amount of $10.5 billion, with a commensurate reduction in the amount available to American Express. The remainder of these credit lines is allocated to Centurion Bank. These facilities expire in increments from 2004 through 2007. Based upon the maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt was 131% at September 30, 2003.

On October 20, 2003, Standard & Poor's rating services affirmed American Express' A+ and its subsidiaries' (including Credco's) credit ratings and revised its ratings outlook to stable from negative citing American Express' diversified businesses and geographic markets, strong brand recognition, solid capitalization and strong capital generation.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

RESULTS OF OPERATIONS

Credco's decrease in revenues for the nine-month period ended September 30, 2003, is primarily attributable to lower discount and interest rates, partially offset by an increase in the volume of receivables purchased. Interest income decreased for the nine-month period ended September 30, 2003 as lower interest rates were partially offset by an increase in the volume of average investments outstanding. Interest expense decreased for the nine-month period ended September 30, 2003 primarily as a result of a decline in interest rates. Provision for losses decreased from the prior year due primarily to a decrease in provision rates and volume of recoveries.

The following is an analysis of the decrease in key revenue and expense accounts for the nine-month period ended September 30, 2003, compared with the nine-month period ended September 30, 2002 (Millions):

                                                                                   Nine-
                                                                                   Month
                                                                                   Period
                                                                                   ------
    Revenue earned from purchased accounts receivable - changes attributable to:
       Volume of receivables purchased                                               163
       Discount and interest rates                                                  (260)
                                                                                    ----
          Total                                                                      (97)
                                                                                    ====

    Interest income from investments - changes attributable to:
       Volume of average investments outstanding                                      11
       Interest rates                                                                (19)
                                                                                    ----
          Total                                                                       (8)
                                                                                    ====

    Interest income from affiliates - changes attributable to:
       Volume of average investments outstanding                                      (1)
       Interest rates                                                                (10)
                                                                                    ----
          Total                                                                      (11)
                                                                                    ====

    Interest expense other - changes attributable to:
       Volume of average debt outstanding                                             49
       Interest rates                                                                (71)
                                                                                    ----
          Total                                                                      (22)
                                                                                    ====

    Provision for losses - changes attributable to:
       Volume of receivables purchased                                                67
       Provision rates and volume of recoveries                                     (178)
                                                                                    ----
          Total                                                                     (111)
                                                                                    ====

    Interest expense affiliates - changes attributable to:
       Volume of average debt outstanding                                            (20)
       Interest rates                                                                (10)
                                                                                    ----
          Total                                                                      (30)
                                                                                    ====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Credco purchases cardmember receivables without recourse from TRS. During the nine-month periods ended September 30, 2003 and 2002, Credco purchased $148 billion and $137 billion, respectively, of charge cardmember and lending receivables. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 2003 and 2002 was 1.45 and 1.33, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the nine-month periods ended September 30, 2003 and 2002 was 3.37 and 2.87, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Charge Cardmember Receivables

At September 30, 2003 and 2002, Credco owned $19.1 billion and $15.6 billion, respectively, of charge cardmember receivables and participation in charge cardmember receivables, representing 79 percent and 77 percent of the total receivables owned at September 30, 2003 and 2002, respectively. The charge cardmember receivables owned at September 30, 2003 and 2002 include $3.9 billion and $1.8 billion, respectively, of participation interests owned by Credco Receivables Corp. ("CRC"), a wholly-owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge cardmember receivables that have been conveyed to the American Express Master Trust (the "Trust"). During 2003, $2.1 billion of investor certificates previously issued by the Trust matured and alternate funding is being provided through CRC's purchase of $2.13 billion gross seller's interest in charge cardmember receivables ($2.05 billion, net of reserves) from American Express Receivables Financing Corporation ("RFC"), a wholly-owned subsidiary of TRS.

Nine months ended September 30, (Millions, except percentages and where indicated)    2003      2002
------------------------------------------------------------------------------------------------------
      Total charge cardmember receivables                                            $19,059   $15,562
      90 days past due as a % of total                                                   2.2%      2.7%
      Loss reserves                                                                  $   547   $   495
         as a % of receivables                                                           2.9%      3.2%
         as a % of 90 days past due                                                      128%      116%
      Write-offs, net of recoveries                                                  $   345   $   457
      Net loss ratio (1)                                                                0.24%     0.35%
      Average life of charge cardmember receivables (in days) (2)                         33        34

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

Lending Receivables

At September 30, 2003 and 2002, Credco owned extended payment plan receivables and loans ("lending receivables") totaling $5.2 billion and $4.7 billion, respectively, representing 21 percent and 23 percent of all interests in receivables owned by Credco at September 30, 2003 and 2002, respectively. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank customers and interest-bearing equipment financing installment loans and leases. At September 30, 2003, there was no participation interest in lending receivables owned by CRC. The lending receivables owned at September 30, 2002 include $191 million of participation interest owned by CRC. This represents a participation interest in the seller's interest in lending receivables that have been conveyed to the American Express Credit Account Master Trust (the "Master Trust"), formed in 1996 to securitize lending receivables.

Nine months ended September 30, (Millions, except percentages and where indicated)         2003     2002
--------------------------------------------------------------------------------------------------------
     Total lending receivables                                                            $5,195   $4,662
     Past due lending receivables as a % of total:
        30-89 days                                                                           3.0%     4.1%
        90+ days                                                                             1.5%     1.7%
     Loss reserves                                                                        $  225   $  227
        as a % of lending receivables                                                        4.3%     4.9%
        as a % of past due                                                                    97%      84%
     Write-offs, net of recoveries                                                        $  242   $  236
     Net write-off rate (1)                                                                 6.38%    7.15%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of lending receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

The following is an analysis of the credit reserves for charge cardmember and lending receivables (Millions):

                                                                       2003    2002
                                                                       -----   -----
     Balance, January 1                                                $ 741   $ 847
     Provision for losses                                                671     811
     Accounts written off                                               (738)   (872)
     Other                                                                98     (64)
                                                                       -----   -----
     Balance, September 30                                             $ 772   $ 722
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

OTHER REPORTING MATTERS

Accounting Developments
-----------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 1, 2003 to December 31, 2003 for VIEs created prior to February 1, 2003. Detailed interpretations of FIN 46 continue to emerge and the FASB's statement delaying its implementation indicated the FASB intends to issue further interpretations over the next few months. Accordingly, the Company decided to delay its planned third quarter 2003 adoption of FIN 46 until the revised effective date of December 31, 2003. Preliminarily, the impact to Credco's financial statements is not expected to be material.

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

             None

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

                                          AMERICAN EXPRESS CREDIT CORPORATION
                                          (Registrant)


     DATE: November 14, 2003              By /s/ Walker C. Tompkins, Jr.
                                             -----------------------------------
                                             Walker C. Tompkins, Jr.
                                             President and Chief Executive
                                                 Officer


     DATE: November 14, 2003                 /s/ Erich Komdat
                                             -----------------------------------
                                             Erich Komdat
                                             Vice President and Chief Accounting
                                                 Officer

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly-owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                             Description                           How Filed
                             -----------                           ---------
Exhibit 12.1   Computation in Support of Ratio of        Electronically filed herewith.
               Earnings to Fixed Charges of American
               Express Credit Corporation.

Exhibit 12.2   Computation in Support of Ratio of        Electronically filed herewith.
               Earnings to Fixed Charges of American
               Express Company.

Exhibit 31.1   Certification of Walker C. Tompkins,      Electronically filed herewith.
               Jr. pursuant to Rule 13a-14(a).

Exhibit 31.2   Certification of Walter S. Berman         Electronically filed herewith.
               pursuant to Rule 13a-14(a).

Exhibit 32.1   Certification of Walker C. Tompkins,      Electronically filed herewith.
               Jr. pursuant to 18 U.S.C. Section 1350,
               as adopted pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Walter S. Berman         Electronically filed herewith.
               pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.