Form 10-K
period 2003-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2004-03-25
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

American Express Company, through a wholly owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 24, 2004, 1,504,938 shares were outstanding.

                    Documents incorporated by reference: None

                                     PART I

Item 1. BUSINESS.

Introduction

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express.

Credco is primarily engaged in the business of financing most non-interest-bearing charge cardmember receivables arising from the use of the American Express'r' card, the American Express'r' Gold card, Platinum card'r' and Corporate card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving credit and extended payment plan receivables comprised of American Express credit cards, Sign & Travel'r' and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. American Express cards and American Express credit cards are collectively referred to herein as the card.

American Express Card Business

American Express cards are currently issued in 47 currencies (including cards issued by third-party banks and other qualified institutions). The card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits cardmembers to charge purchases of goods or services in the United States and in most countries around the world at service establishments that have agreed to accept the card. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases at a discount that is principally determined by the value that is delivered to the service establishment and generally includes a premium over other card networks. Value is delivered to the service establishment through higher spending cardmembers relative to competing card networks, the volume of spending by all cardmembers, marketing programs and the insistence of cardmembers to use their cards when enrolled in rewards or other card loyalty programs. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

The charge card, which is marketed in the United States and many other countries and carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a cardmember's account history, credit record and personal resources. Charge cards generally require payment by the cardmember of the full amount billed each month, and no finance charges are assessed. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation. TRS and its licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, grace periods and rate and fee structures.

The American Express card businesses are subject to extensive regulation in the United States as well as in foreign jurisdictions. In the United States the business is subject to a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications; and the Electronic Funds Transfer Act, which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs. In addition, certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed by cardmembers being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the U.S.A. Patriot Act.

General Nature of Credco's Business

Credco purchases certain cardmember receivables arising from the use of the card throughout the world pursuant to agreements (the Receivables Agreements) with TRS and certain of its subsidiaries that issue the card (Card Issuers). Net income primarily depends on the volume of receivables arising from the use of the card purchased by Credco, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased. The average life and collectibility of accounts receivable generated by the use of the card are affected by factors such as general economic conditions, overall levels of consumer debt and the number of new cards issued.

Credco purchases cardmember receivables without recourse. Amounts resulting from unauthorized charges (for example, those made with a lost or stolen card) are excluded from the definition of receivables under the Receivables Agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, the Card Issuer repurchases the charge from Credco.

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

Extended payment plan receivables and loans (lending receivables) are primarily funded by subsidiaries of TRS other than Credco, although certain lending receivables are purchased by Credco. At December 31, 2003 and 2002, gross lending receivables owned by Credco totaled $5.1 billion and $4.9 billion, representing approximately 19 percent and 22 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases.

Credco, through a wholly owned subsidiary, Credco Receivables Corp. (CRC), purchases gross participation interests in the seller's interest in both non-interest-bearing and interest-bearing cardmember receivables owned by two master trusts operated by TRS as part of its asset securitization programs. The gross participation interests represent undivided interests in the receivables originated by TRS and by American Express Centurion Bank (Centurion Bank), a wholly owned subsidiary of TRS. See Note 3 in Notes to Consolidated Financial Statements appearing herein.

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

Volume of Business

The following table shows the volume of all charge cardmember and lending receivables purchased by Credco, excluding cardmember receivables sold to affiliates, during each of the years indicated, together with receivables owned by Credco at the end of such years (billions):

                              Volume of Gross              Receivables Owned
                           Receivables Purchased            at December 31,
                        ---------------------------   --------------------------
Year                    Domestic   Foreign    Total   Domestic   Foreign   Total
----                    ---------------------------   --------------------------
2003                     $153.2     $56.1    $209.3     $17.8      $8.4    $26.2
2002                      137.2      46.9     184.1      15.2       6.8     22.0
2001                      159.0      45.1     204.1      17.4       5.6     23.0
2000                      161.3      44.8     206.1      19.5       5.2     24.7
1999                      131.9      41.8     173.7      18.3       5.0     23.3

The card business does not experience significant seasonal fluctuation, although card billed business tends to be moderately higher in the fourth quarter than in other quarters.

TRS' asset securitization programs disclosed above have reduced the volume of domestic cardmember receivables purchased and the amount owned by Credco.

Charge Cardmember Receivables

At December 31, 2003 and 2002, Credco owned $21.2 billion and $17.2 billion, respectively, of charge cardmember receivables and participation in charge cardmember receivables, representing 81 percent and 78 percent of the total receivables owned at December 31, 2003 and 2002, respectively. The charge cardmember receivables owned at December 31, 2003 and 2002 include $5.1 billion and $3.1 billion, respectively, of participation interests owned by Credco Receivables Corp. (CRC). CRC owns a participation in the seller's interest in charge cardmember receivables that have been conveyed to the American Express Master Trust (the Trust). During 2003, $2.1 billion of investor certificates previously issued by the Trust matured and alternate funding is being provided through CRC's purchase of $2.1 billion gross seller's interest in charge cardmember receivables ($2.1 billion, net of reserves) from American Express Receivables Financing Corporation (RFC), a wholly owned subsidiary of TRS.

Years ended December 31, (Millions, except
percentages and where indicated)               2003      2002      2001      2000      1999
                                             -----------------------------------------------
Total charge cardmember receivables          $21,165   $17,169   $19,121   $22,565   $20,618
90 days past due as a % of total                 2.2%      2.6%      3.6%      2.7%      2.9%
Loss reserves                                $   555   $   498   $   683   $   640   $   587
   as a % of receivables                         2.6%      2.9%      3.5%      2.8%      2.8%
   as a % of 90 days past due                    121%      112%       99%      105%       98%
Write-offs, net of recoveries                $   463   $   568   $   703   $   543   $   496
Net loss ratio (1)                              0.23%     0.32%     0.35%     0.27%     0.29%
Average life of charge cardmember
   receivables (in days) (2)                      33        34        36        37        38

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

Lending Receivables

At December 31, 2003 and 2002, Credco owned lending receivables totaling $5.1 billion and $4.9 billion, respectively, representing 19 percent and 22 percent of all interests in receivables owned by Credco at December 31, 2003 and 2002, respectively. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. At December 31, 2003, CRC did not own any participation interests in lending receivables. The lending receivables owned at December 31, 2002 include $189 million of participation interest owned by CRC. This represents a participation interest in the seller's interest in lending receivables that have been conveyed to the American Express Credit Account Master Trust (the Master Trust), formed to securitize lending receivables.

Years ended December 31, (Millions, except
percentages and where indicated)                 2003     2002     2001     2000     1999
                                                ------------------------------------------
Total lending receivables                       $5,067   $4,858   $3,927   $2,145   $2,707
Past due lending receivables as a % of total:
   30-89 days                                      3.2%     4.2%     5.2%     6.7%     9.0%
   90+ days                                        1.5%     1.7%     1.6%     1.7%     1.4%
Loss reserves                                   $  182   $  243   $  164   $   99   $   97
   as a % of lending receivables                   3.6%     5.0%     4.2%     4.6%     3.7%
   as a % of past due                               76%      84%      62%      55%      36%
Write-offs, net of recoveries                   $  310   $  330   $  165   $  111   $  120
Net write-off rate (1)                            6.07%    7.37%    5.31%    4.66%    5.17%

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

                         Weighted Average
Year                      Interest Cost
-----------------------------------------
2003                           3.46%
2002                           3.96
2001                           5.98
2000                           6.04
1999                           5.16

From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week treasury bill rate or at interest rates based on LIBOR, and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 2003 was $7.4 billion. At December 31, 2003, the amount borrowed was $6.8 billion. See Notes 4 and 5 to the Consolidated Financial Statements appearing herein for information about Credco's debt, including Credco's lines of credit and long-term debt.

Foreign Operations

See Notes 1, 7 and 10 to the Consolidated Financial Statements appearing herein for information about Credco's foreign exchange risks and operations in different geographic regions.

Employees

At December 31, 2003, Credco had 25 employees.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

American Express, through a wholly owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco's common stock.

Credco did not pay dividends to TRS in 2003 or 2002. For information about limitations on Credco's ability to pay dividends, see Note 6 to the Consolidated Financial Statements appearing herein.

Item 6. SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

($ in millions)                                              2003      2002      2001      2000      1999
----------------------------------------------------------------------------------------------------------
Income Statement Data

Revenues                                                   $ 1,987   $ 2,153   $ 2,842   $ 2,601   $ 2,168

Interest expense                                               852       916     1,458     1,459     1,130

Provision for losses, net of recoveries                        701       846       937       689       672

Income tax provision                                           135       118       140       150       120

Net income                                                     260       228       277       286       223

Balance Sheet Data

Gross charge cardmember receivables                        $21,165   $17,169   $19,121   $22,565   $20,618

Reserve for credit losses, charge cardmember receivables      (555)     (498)     (683)     (640)     (587)

Gross lending receivables                                    5,067     4,858     3,927     2,145     2,707

Reserve for credit losses, lending receivables                (182)     (243)     (164)      (99)      (97)

Total assets                                                31,949    27,665    26,542    28,326    26,726

Short-term debt                                             15,718    15,145    20,584    22,972    20,231

Current portion of long-term debt                            1,978     5,751       800       550       550

Long-term debt                                              10,217     2,117     1,030     1,811     2,575

Shareholder's equity                                         2,750     2,315     2,200     2,152     2,061

Cash dividends                                                  --        --        --       200       150

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain Critical Accounting Policies

American Express Credit Corporation's (Credco) significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to reserves for cardmember credit losses and investment securities valuation.

Reserves for cardmember credit losses

Credco's reserves for credit losses relating to charge cardmember receivables and lending receivables represent management's estimate of the amount necessary to absorb future credit losses inherent in Credco's outstanding portfolio of charge cardmember and lending receivables. Management's evaluation process requires many estimates and judgments. Reserves for these credit losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. In exercising its judgment to adjust reserves that are calculated by the analytic model, management considers the level of coverage of past-due accounts, as well as external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager's index, bankruptcy filings and the regulatory environment. Management believes the impact of each of these indicators can change from time to time and thus reviews these indicators in concert.

Receivables are charged off when management deems amounts to be uncollectible, which is generally determined by the numbers of days past due. For charge cardmember receivables, Credco generally writes off against its reserve for losses the total balance in an account for which any portion remains unpaid twelve months from the date of original billing. For lending receivables, Credco generally writes off against its reserve for losses the total balance in an account for which any portion remains unpaid after six contractual payments are past due. Accounts are written off earlier if deemed uncollectible. In general, bankruptcy and deceased accounts are written-off upon notification. Given both the size and the volatility of write-offs, management continually monitors evolving trends and adjusts its business strategy accordingly. To the extent historic credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2003, if average write-offs were 5% higher or lower, the reserve for credit losses would change by approximately $37 million.

Investment securities valuation

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other comprehensive income (loss) within equity, net of income tax provisions (benefits). Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Fair value is generally based on quoted market prices. As of December 31, 2003, there were $11 million in unrealized gains that related to $2.6 billion of securities.

Liquidity and Capital Resources

Financing Activities

Credco's funding strategy is designed to maintain high and stable debt ratings from the major credit rating agencies, Moody's, Standard & Poor's and Fitch Ratings. Maintenance of high and stable debt ratings is critical to ensuring Credco has continuous access to the capital and credit markets. It also enables Credco to reduce its overall borrowing costs. At December 31, 2003, Credco's debt ratings were as follows:

                                                         Standard
                                               Moody's   & Poor's   Fitch Ratings
---------------------------------------------------------------------------------
Short-term                                       P-1        A-1           F1
Senior unsecured                                 Aa3         A+           A+
---------------------------------------------------------------------------------

Rating agencies review factors such as capital adequacy with a view towards maintaining certain levels of capital, liquidity, business volumes, asset quality and economic market trends, among others, in assessing Credco's and its subsidiaries' appropriate ratings.

Credco's portfolio consists principally of charge cardmember and lending receivables purchased without recourse from Card Issuers throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing cardmember receivables. These participation interests are owned by two master trusts operated by American Express Travel Related Services Company, Inc. (TRS) as part of its asset securitization programs. At December 31, 2003 and 2002, respectively, Credco owned $21.2 billion and $17.2 billion of charge cardmember receivables and participation in charge cardmember receivables, representing approximately 81 percent and 78 percent, respectively, of the total receivables owned. Lending receivables, representing approximately 19 percent and 22 percent of the total receivables owned, were $5.1 billion and $4.9 billion at December 31, 2003 and 2002, respectively.

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes and equity capital. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. In 2003, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors and is a principal source of debt.

The average amount of commercial paper outstanding was $9.7 billion for 2003 and $12.2 billion for 2002. At December 31, 2003, Credco had $8.8 billion of commercial paper outstanding, net of cash equivalents. The outstanding amount, net of cash equivalents, declined $0.5 billion or 5.6 percent from a year ago as part of Credco's efforts to lessen its reliance on short-term funding sources. Average commercial paper outstanding, net of cash equivalents, was $7.7 billion and $10.6 billion in 2003 and 2002, respectively. Credco currently manages the level of commercial paper outstanding, net of cash equivalents, such that the ratio of its committed bank credit facility to total short-term debt, which consists mainly of commercial paper, is not less than 100%.

Medium- and long-term debt is raised through the offering of debt securities principally in the U.S. capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At December 31, 2003, Credco had an aggregate of $9.4 billion of medium-term notes outstanding at fixed and floating rates with maturities of one to three years, a portion of which can be extended by the holders up to an additional four years. During 2003 and 2002, Credco's average medium- and long-term debt outstanding was $10.4 billion and $5.8 billion, respectively.

In 2003, medium- and long-term debt with maturities ranging from two to five years was issued. Credco's 2003 term offerings are highlighted in the table below:

Description                       Amount (millions)       Coupon/Rate           Maturity
----------------------------------------------------------------------------------------------
Floating Rate Medium-Term Notes         $4,891               1.24%                     Various
Floating Rate Medium-Term
   Extendible Notes                     $2,000               1.20%        February 14, 2005(1)
Floating Rate Extendible
   Notes                                $1,000               1.17%         January 21, 2005(2)
Fixed Rate Senior Notes                 $1,000               3.00%                May 16, 2008
Floating Rate Senior Notes              $  500               1.32%                May 16, 2006
----------------------------------------------------------------------------------------------

(1) These floating rate medium-term extendible notes had an initial maturity date of March 5, 2004 and are subject to extension by the holders through March 5, 2008.

(2) These floating rate extendible notes had an initial maturity date of July 19, 2004 and are subject to extension by the holders through June 20, 2008.

These medium- and long-term debt issues have longer average maturities and a wider distribution along the maturity spectrum as compared to the 2002 medium- and long-term funding activity to reduce and spread out the refinancing requirement in future periods. In early 2004, Credco issued an additional $2.2 billion of floating rate medium-term notes. Credco's aggregate annual maturities of medium- and long-term debt are as follows (millions): 2004, $1,978; 2005, $7,245; 2006, $1,798; 2007, $176; and 2008, $998.

At December 31, 2003, Credco had approximately $9.8 billion of medium- and long-term debt and warrants available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In addition, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons. This program was established by Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), American Express Centurion Bank (Centurion Bank) and American Express Bank Ltd. (a wholly owned indirect subsidiary of American Express). The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

In 2003, the American Express Credit Account Master Trust (the Master Trust) securitized $3.5 billion of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, Credco Receivables Corp. (CRC) sold an aggregate of $110 million of gross seller's interest in lending receivables ($106 million, net of reserves) to American Express Receivables Financing Corporation II (RFCII), a wholly owned subsidiary of TRS. In addition, at the time of these issuances, CRC purchased from the Master Trust, as an investment, an aggregate of $87 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

In connection with the June 2003 maturity of $1.0 billion of investor certificates previously issued by the Master Trust, $95 million of Class C Certificates, previously issued by the Master Trust, which were held by CRC as investments, matured.

During 2003, $2.1 billion of investor certificates previously issued by the American Express Master Trust (the Trust) to securitize charge cardmember receivables matured. In connection with these maturities, $135 million of Class B Certificates, previously issued by the Trust, which were held by CRC as investments, matured. At the time of these maturities, CRC purchased $2.1 billion of gross seller's interest in charge cardmember receivables ($2.1 billion, net of reserves) from American Express Receivables Financing Corporation (RFC), a wholly owned subsidiary of TRS.

Credco did not pay dividends to TRS in 2003 or 2002.

Liquidity

Credco balances the trade-offs between having too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity crisis (see Contingent Liquidity Planning section below). Credco considers various factors in determining its liquidity needs, such as economic and financial market conditions, seasonality in business operations, cost and availability of alternative liquidity sources, and credit rating agency considerations.

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in overnight, highly liquid instruments.

Credco believes that its available liquidity provides sufficient funding to meet normal operating needs at all times. In addition, alternative liquidity sources are available, mainly in the form of the liquidity portfolio, and committed bank credit facilities, to provide uninterrupted funding over a twelve-month period should access to unsecured debt sources become impaired.

Liquidity Portfolio

In the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio in which proceeds raised from such borrowings are invested in two to three year U.S. Treasury securities. At December 31, 2003, Credco held $800 million in two year U.S. Treasury notes under this program. This program was increased to $3 billion in the first quarter of 2004.

The invested amounts of the liquidity portfolio provide back-up liquidity, primarily for Credco's commercial paper program. U.S. Treasury securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

From time to time, Credco may increase its liquidity portfolio in order to pre-refund maturing debt obligations or when financial market conditions are favorable. These levels are monitored and adjusted when necessary to maintain short-term liquidity needs in response to seasonal or changing business conditions.

Committed Bank Credit Facilities

An alternate source of borrowing consists of committed credit line facilities. Committed credit line facilities at December 31, 2003 and 2002 totaled $9.2 billion and $10.0 billion, respectively. Credco has the right to borrow up to a maximum amount of $10.5 billion, with a commensurate reduction in the amount available to American Express. Based on this maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt would have been 117% as of December 31, 2003. These facilities expire as follows (billions): 2004, $5.0; 2005, $1.7; 2006, $1.7 and 2007, $0.8. The availability of credit lines is subject to Credco's maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. For the year ended December 31, 2003, this ratio was 1.46.

In addition, Credco, through its wholly owned subsidiary, AEOCC, had short-term borrowings under uncommitted lines of credit totaling $119 million and $58 million at December 31, 2003 and 2002, respectively.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco's credit rating.

Contingent Liquidity Planning

Credco also enhanced its contingent liquidity resources for alternative funding sources principally through the addition of an investment liquidity portfolio as discussed in the Liquidity Portfolio section earlier. Credco believes that its funding strategy allows for the continued funding of business operations through difficult economic, financial market and business conditions. Credco actively manages the risk of liquidity and cost of funds resulting from Credco's financing activities. Management believes a decline in Credco's long-term credit rating by two levels could result in Credco having to significantly reduce its commercial paper and other short-term borrowings. Remaining borrowing requirements would be addressed through other means such as the issuance of long-term debt, additional securitizations, the sale of investment securities or drawing on existing credit lines. This would result in higher interest expense on Credco's commercial paper and other debt, as well as higher fees related to unused lines of credit. Credco believes a two level downgrade is highly unlikely due to its capital position and growth prospects.

Credco has developed a contingent funding plan that enables it to meet its daily funding obligations when access to unsecured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that Credco could continuously maintain normal business operations for at least a 12-month period in which its access to unsecured funds is interrupted. The contingent funding plan includes access to diverse sources of alternative funding, including but not limited to its liquidity portfolio, committed bank lines, intercompany borrowings, sale of consumer loans and cardmember receivables through existing TRS securitization programs and sale of other eligible receivables, such as corporate and small business receivables and international cardmember loans and receivables, through enhanced securitization programs.

The funding sources that would be relied upon depend on the exact nature of such a hypothetical liquidity crisis; nonetheless, Credco's liquidity sources are designed with the goal of ensuring there is sufficient cash on hand to fund business operations over a 12-month period regardless of whether the liquidity crisis was caused by an external, industry or company specific event. The simulated liquidity crisis is defined as a sudden and unexpected event that impairs access to or makes unavailable funding in the unsecured debt markets. It does not address asset quality deterioration. Asset quality deterioration, if it were to occur, would be expected to unfold over an extended time period and should allow management sufficient time to take appropriate corrective actions to mitigate further asset quality deterioration as it becomes more visible.

Results of Operations

Credco purchases cardmember receivables without recourse from TRS. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.46, 1.38 and 1.29 in 2003, 2002 and 2001, respectively. The ratio of earnings to fixed charges for American Express, for the years ended December 31, 2003, 2002 and 2001 was 3.43, 2.88 and 1.52, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco's decrease in discount revenue earned on purchased accounts receivable during 2003 is attributable to lower discount rates, partially offset by an increase in the volume of receivables purchased. Finance charge revenue in 2003 decreased as a result of lower interest rates. Interest income in 2003 decreased due to a decrease in interest rates. Interest expense decreased in 2003 as a result of lower interest rates, partially offset by an increase in the volume of average debt outstanding. Provision for losses decreased in 2003 reflecting a decrease in the provision rates, partially offset by an increase in volume of receivables purchased.

The following is a further analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts (millions):

                                                                   2003    2002
-------------------------------------------------------------------------------
Discount revenue earned on purchased accounts receivable:
   Volume of receivables purchased                                $ 240   $(252)
   Discount rates                                                  (329)   (494)
-------------------------------------------------------------------------------
      Total                                                       $ (89)  $(746)
-------------------------------------------------------------------------------
Finance charge revenue:
   Volume of receivables purchased                                $ (14)  $ 150
   Interest rates                                                   (41)     (1)
-------------------------------------------------------------------------------
      Total                                                       $ (55)  $ 149
-------------------------------------------------------------------------------
Interest income from investments:
   Volume of average investments outstanding                      $  12   $  27
   Interest rates                                                   (26)    (79)
-------------------------------------------------------------------------------
      Total                                                       $ (14)  $ (52)
-------------------------------------------------------------------------------
Interest income from affiliates:
   Volume of average investments outstanding                      $  (2)  $   9
   Interest rates                                                   (12)    (46)
-------------------------------------------------------------------------------
      Total                                                       $ (14)  $ (37)
-------------------------------------------------------------------------------
Interest expense other:
   Volume of average debt outstanding                             $  72   $(178)
   Interest rates                                                  (108)   (302)
-------------------------------------------------------------------------------
      Total                                                       $ (36)  $(480)
-------------------------------------------------------------------------------
Provision for losses:
   Volume of receivables purchased                                $ 146   $(110)
   Provision rates and volume of recoveries                        (291)     19
-------------------------------------------------------------------------------
      Total                                                       $(145)  $ (91)
-------------------------------------------------------------------------------
Interest expense affiliates:
   Volume of average debt outstanding                             $  (2)  $  62
   Interest rates                                                   (26)   (124)
-------------------------------------------------------------------------------
      Total                                                       $ (28)  $ (62)
-------------------------------------------------------------------------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credco's risk management objective is to monitor and control risk exposures to earn returns commensurate with the appropriate level of risk assumed. American Express management establishes and oversees implementation of Board-approved policies covering its funding, investments and the use of derivative financial instruments. American Express' Treasury department, along with various asset and liability committees in its business segments, is responsible for managing financial market risk exposures within the context of Board-approved policies. See Note 7 in the Consolidated Financial Statements appearing herein for a discussion of Credco's use of derivatives.

The American Express Enterprisewide Risk Management Committee (ERMC) supplements the risk management capabilities resident within American Express' business segments by routinely reviewing key financial market, credit, operational and other risk concentrations across American Express and recommending action where appropriate. The ERMC recommends risk limits, promotes a rigorous understanding of risks across American Express and supports senior management in making risk-return decisions.

The following sections include sensitivity analyses of two different types of market risk and estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur, including revising the discount rate applicable to purchases of new receivables. As a result, actual earnings consequences will differ from those quantified.

Credco's hedging strategies for financial market risk exposures are established, maintained and monitored by the American Express Treasury department and are employed to manage interest rate and foreign currency exposures over a multi-year time horizon. The extent of Credco's unhedged exposures varies over time based on current interest and foreign exchange rates, the macro-economic environment and the hedging impact on particular business objectives.

Credco's policies generally require that derivatives may be used only to meet business objectives and not to be used for speculative purposes. Hedging counterparties at Credco must be rated by a recognized rating agency in one of its three highest categories. Derivative credit and market exposures are aggregated to determine counterparty exposures. Netting agreements and, in certain instances, collateral are utilized to mitigate these exposures. Documentation is subject to counsel review and approval and is generally written on standard industry agreements.

In addition, Credco funds a portion of its local currency operations by raising U.S. dollar funding and converting U.S. dollars to local currency through foreign exchange derivative contracts. These foreign exchange instruments are sometimes combined with interest rate swaps to achieve the desired level of local market interest rate risk.

Credco funds its charge cardmember receivables and lending receivables using various funding sources such as long- and short-term debt, medium-term notes, commercial paper and other debt. For Credco's charge cardmember and fixed rate lending receivables, interest rate exposure is managed through a combination of shifting the mix of funding toward a fixed rate debt and through the use of derivative instruments, with an emphasis on interest rate swaps, that effectively fix Credco's interest expenses for the length of the swap. Credco endeavors to lengthen the maturity of interest rate hedges in periods of falling interest rates and to shorten their maturity in periods of rising interest rates. For the majority of Credco's lending receivables, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding.

The detrimental effect on Credco's pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $47 million and $29 million, based on 2003 and 2002 year-end positions, respectively. This effect is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. With respect to the managed portion of that interest rate exposure, a substantial amount of the $179 million of Credco's net after-tax unrealized losses recorded in other comprehensive income on the consolidated balance sheet at December 31, 2003 represents the fair value of the related derivative financial instruments. These losses will be recognized in earnings during the terms of those derivative contracts at the same time that Credco realizes the benefits of lower market rates of interest on its funding of charge card and fixed rate lending products.

Credco's foreign exchange risk arising from cross-currency charges and balance sheet exposures is managed primarily by entering into agreements to buy and sell currencies on a spot or forward basis. Based on the year-end 2003 and 2002 foreign exchange positions, the effect on Credco's earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

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

     o the effect of fluctuating interest rates, which could affect Credco's borrowing costs; and

     o the impact on American Express Company's business resulting from continuing geopolitical uncertainty.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          1.   Financial Statements.

               See Index to Financial Statements at page F-1 hereof.

          2.   Supplementary Financial Information.

               Selected quarterly financial data. See Note 11 to the Consolidated Financial Statements appearing herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

Item 9A.  CONTROLS AND PROCEDURES.

          Credco's management, with the participation of Credco's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Credco's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco's disclosure controls and procedures are effective. There have not been any changes in Credco's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Credco's fourth fiscal quarter that have materially affected, or are reasonably likely to material affect, Credco's internal control over financial reporting.

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

          Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of Credco for the year ended December 31, 2003.

     Audit Fees


     The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of Credco's annual financial statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $407,000 for 2003 and $267,000 for 2002.

     Audit-Related Fees

     Credco was not billed by Ernst & Young for any fees for audit-related services for 2003 or 2002.

     Tax Fees

     Credco was not billed by Ernst & Young for any tax fees for 2003 or 2002.

     All Other Fees

     Credco was not billed by Ernst & Young for any other fees for 2003 or 2002.

Policy on Pre-Approval of Services Provided by Independent Auditor

     Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of American Express. All audit and permitted non-audit services to be performed by Ernst & Young for Credco require pre-approval by the Audit Committee of American Express in accordance with pre-approval procedures established by the Audit Committee of American Express. The procedures require all proposed engagements of Ernst & Young for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit Committee of American Express prior to the beginning of any services.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  1. Financial Statements:
                  See Index to the Financial Statements at page F-1 hereof.

               2. Financial Statement Schedule:
                  See Index to the Financial Statements at page F-1 hereof.

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)


DATE: March 24, 2004                   By  /s/Walker C. Tompkins, Jr.
                                           -------------------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


DATE: March 24, 2004                   By  /s/Walker C. Tompkins, Jr.
                                           -------------------------------------
                                           Walker C. Tompkins, Jr.
                                           President, Chief Executive Officer
                                           and Director


DATE: March 24, 2004                       /s/Erich Komdat
                                           -------------------------------------
                                           Erich Komdat
                                           Vice President and Chief Accounting
                                           Officer


DATE: March 24, 2004                       /s/Walter S. Berman
                                           -------------------------------------
                                           Walter S. Berman
                                           Chief Financial Officer and Director


DATE: March 24, 2004                       /s/David L. Yowan
                                           -------------------------------------
                                           David L. Yowan
                                           Vice President and Director

                       AMERICAN EXPRESS CREDIT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14 (a))

                                                                    Page Number
                                                                  ---------------
Financial Statements:

   Report of independent auditors                                      F - 2

   Consolidated statements of income for each of the
      three years ended December 31, 2003, 2002 and 2001               F - 3

   Consolidated balance sheets at December 31,
      2003 and 2002                                                    F - 4

   Consolidated statements of cash flows for each of
      the three years ended December 31, 2003, 2002 and 2001           F - 5

   Consolidated statements of shareholder's equity for each
      of the three years ended December 31, 2003, 2002 and 2001        F - 6

   Notes to consolidated financial statements                     F - 7 to F - 14

Schedule:

   II - Valuation and qualifying accounts for each of
        the three years ended December 31, 2003, 2002 and 2001        F - 15

     All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP

New York, New York
January 26, 2004

                       AMERICAN EXPRESS CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)          2003     2002     2001
---------------------------------------------------------------------
   Revenues

Discount revenue earned from purchased
   accounts receivable                       $1,399   $1,488   $2,234
Finance charge revenue                          476      531      382
Interest income from investments                 69       83      135
Interest income from affiliates                  31       45       82
Other                                            12        6        9

---------------------------------------------------------------------
      Total revenues                          1,987    2,153    2,842
---------------------------------------------------------------------

   Expenses

Interest expense - other                        782      818    1,298
Provision for losses, net
   of recoveries of: 2003, $204;
   2002, $221; 2001, $193                       701      846      937
Interest expense - affiliates                    70       98      160
Other                                            39       45       30

---------------------------------------------------------------------
      Total expenses                          1,592    1,807    2,425
---------------------------------------------------------------------

Pretax income                                   395      346      417
Income tax provision                            135      118      140

---------------------------------------------------------------------
Net income                                   $  260   $  228   $  277
---------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)                      2003      2002
-------------------------------------------------------------------------------
   Assets

Cash and cash equivalents                                     $ 1,528   $ 1,924
Investments                                                     2,593     1,901
Charge cardmember receivables, less credit reserves:
   2003, $555; 2002, $498                                      20,610    16,671
Lending receivables, less credit reserves:
   2003, $182; 2002, $243                                       4,885     4,615
Loans and deposits with affiliates                              1,923     2,047
Deferred charges and other assets                                 410       507
-------------------------------------------------------------------------------
Total assets                                                  $31,949   $27,665
-------------------------------------------------------------------------------

   Liabilities and Shareholder's Equity

Short-term debt                                               $10,563   $11,366
Short-term debt with affiliates                                 5,155     3,779
Current portion of long-term debt                               1,060     5,751
Current portion of long-term debt with affiliates                 918        --
Long-term debt                                                  9,497     1,174
Long-term debt with affiliates                                    720       943
                                                              -------   -------
Total debt                                                     27,913    23,013
Due to affiliates                                                 419     1,418
Accrued interest and other liabilities                            867       919
-------------------------------------------------------------------------------
   Total liabilities                                           29,199    25,350
-------------------------------------------------------------------------------

   Shareholder's Equity

Common stock-authorized 3 million shares of $.10 par value;
   issued and outstanding 1.5 million shares                        1         1
Capital surplus                                                   161       161
Retained earnings                                               2,756     2,496
Other comprehensive loss, net of tax:
   Net unrealized securities gains (losses)                        11       (11)
   Net unrealized derivatives losses                             (179)     (332)
-------------------------------------------------------------------------------
Accumulated other comprehensive loss                             (168)     (343)
-------------------------------------------------------------------------------
   Total shareholder's equity                                   2,750     2,315
-------------------------------------------------------------------------------
Total liabilities and shareholder's equity                    $31,949   $27,665
-------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)                                 2003      2002      2001
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                        $   260   $   228   $   277
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Provision for losses                                            701       846       937
      Amortization and other                                           --        --        (4)
      Changes in operating assets and liabilities:
         Deferred tax assets                                           (3)       54      (183)
         Increase (decrease) due to affiliates                         16      (143)      316
         Other operating assets and liabilities                       182       388       173
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                           1,156     1,373     1,516
---------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
(Increase) decrease in accounts receivable                         (3,166)   (1,329)      832
Recoveries of accounts receivable previously written off              204       221       193
Purchase of participation interest in seller's interest in
   accounts receivable from affiliate                              (2,051)   (1,518)   (1,062)
Sale of participation interest in seller's interest in accounts
   receivable to affiliate                                            106     1,866       825
Sale of net accounts receivable to affiliate                          460     1,543       700
Purchase of net accounts receivable from affiliate                   (462)     (713)     (655)
Purchase of investments                                              (888)     (579)     (467)
Maturity of investments                                               230        95        54
Sale of investments                                                    --        --       249
Loans and deposits due from affiliates                                123      (140)     (165)
(Decrease) increase due to affiliates                              (1,015)      136       383
---------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                (6,459)     (418)      887
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt with affiliates with
   maturities of ninety days or less                                1,376     1,565       (71)
Net decrease in short-term debt - other with maturities of
   ninety days or less                                               (559)   (5,050)   (3,515)
Issuance of debt                                                   13,560    11,209     7,629
Redemption of debt                                                 (9,470)   (7,163)   (7,046)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 4,907       561    (3,003)
---------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                 (396)    1,516      (600)
Cash and cash equivalents at beginning of year                      1,924       408     1,008
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $ 1,528   $ 1,924   $   408
---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                        Accumulated
                                                                                           Other
                                                                    Common   Capital   Comprehensive   Retained
Three Years Ended December 31, (Millions)                   Total    Stock   Surplus       Loss        Earnings
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                              $2,152     $1       $161        $  (1)       $1,991
---------------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income                                              277                                          277
      Change in net unrealized securities losses               (3)                            (3)
      Cumulative effect of adopting SFAS No. 133              (59)                           (59)
      Change in net unrealized derivatives losses            (456)                          (456)
      Derivatives losses reclassified to earnings             289                            289
                                                           ------
      Total comprehensive income                               48
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                               2,200      1        161         (230)        2,268
---------------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income                                              228                                          228
      Change in net unrealized securities losses               (7)                            (7)
      Change in net unrealized derivatives losses            (400)                          (400)
      Derivatives losses reclassified to earnings             294                            294
                                                           ------
      Total comprehensive income                              115
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                               2,315      1        161         (343)        2,496
---------------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income                                              260                                          260
      Change in net unrealized securities gains                22                             22
      Change in net unrealized derivatives losses            (147)                          (147)
      Derivatives losses reclassified to earnings             300                            300
                                                           ------
      Total comprehensive income                              435
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                              $2,750     $1       $161        $(168)       $2,756
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 Summary of Significant Accounting Policies

Basis of Presentation

American Express Credit Corporation together with its subsidiaries (Credco) is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC) and Credco Finance, Inc. together with its subsidiaries (CFI), are wholly owned subsidiaries of Credco.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Credco and its subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the consolidated financial statements. In part they are based upon assumptions concerning future events. Among the more significant are those that relate to reserves for cardmember credit losses and investment securities valuation. These accounting estimates reflect the best judgment of management and actual results could differ.

Revenue Earned from Purchased Accounts Receivable

Credco earns revenue from purchasing cardmember receivables. A portion of discount revenue earned on purchases of non-interest-bearing cardmember receivables equal to the provision for losses is recognized as revenue at the time of purchase; the remaining portion is deferred and recorded as revenue ratably over the period that the receivables are outstanding.

Finance charge revenue on interest-bearing lending receivables is recognized as it is earned. Credco ceases accruing finance charge revenue after six contractual payments are past due, or earlier, if deemed uncollectible. Accruals that cease generally are not resumed.

Reserves for Credit Losses

Credco's reserves for credit losses relating to charge cardmember and lending receivables represent management's estimate of the amount necessary to absorb future credit losses inherent in Credco's outstanding portfolio of charge cardmember and lending receivables. Management's evaluation process requires many estimates and judgments. Reserves for these credit losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. In exercising its judgment to adjust reserves that are calculated by the analytic model, management considers the level of coverage of past-due accounts, as well as external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager's index, bankruptcy filings and the regulatory environment.

Receivables are charged off when management deems amounts to be uncollectible, which is generally determined by the numbers of days past due. For charge cardmember receivables, Credco generally writes off against its reserve for losses the total balance in an account for which any portion remains unpaid twelve months from the date of original billing. For lending receivables, Credo generally writes off against its reserve for losses the total balance in an account for which any portion remains unpaid after six contractual payments are past due. Accounts are written off earlier if deemed uncollectible. In general, bankruptcy and deceased accounts are written-off upon notification. Given both the size and the volatility of write-offs, management continually monitors evolving trends and adjusts its business strategy accordingly. To the extent historic credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for credit losses, as applicable.

Investment Securities Valuation

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other comprehensive income (loss) within equity, net of income tax provisions (benefits). Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition.

Cash and Cash Equivalents

Credco has defined cash and cash equivalents as cash and short-term investments with original maturities of ninety days or less.

Fair Values of Financial Instruments

The fair values of financial instruments are estimates based upon current market conditions and perceived risks at December 31, 2003 and 2002 and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future fair values.

The fair values of investments and long-term debt are included in the related footnotes. For all other financial instruments, the carrying amounts in the consolidated balance sheets approximate the fair values.

Interest Rate Transactions

Credco uses interest rate products, primarily swaps, to manage funding costs related to its charge cardmember and lending receivables. For its charge card and fixed rate lending products, Credco uses interest rate swaps to achieve a mix of fixed and floating rate funding. For the majority of its lending receivables, which are linked to a floating rate base and generally reprice each month, Credco uses floating rate funding. These interest rate products, which modify the terms of an underlying debt obligation, are accounted for by recording interest expense using the revised interest rate with any fees or other payments amortized as yield adjustments. It is Credco's normal practice not to terminate, sell or dispose of interest rate products or the underlying debt to which the products are designated prior to maturity. In the event Credco terminates, sells or disposes of an interest rate product prior to maturity, the gain or loss would be deferred and recognized as an adjustment of yield over the remaining life of the underlying debt.

Foreign Currency

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each year. Revenue and expense accounts are translated at exchange rates prevailing during the year. Credco enters into various foreign exchange contracts as a means of managing foreign exchange exposure.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of this Statement did not have a material impact on Credco's financial statements.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments." Credco adopted the disclosure provisions of this rule, however, at December 31, 2003, there were no investment securities with gross unrealized losses.

Note 2 Investments

At December 31, 2003 and 2002, Credco held American Express Master Trust Class B Certificates with a fair value of $220 million (cost of $220 million) and $357 million (cost of $355 million), respectively, and American Express Credit Account Master Trust Class C Certificates with a fair value of $1,570 million (cost of $1,555 million) and $1,544 million (cost of $1,563 million), respectively. These securities are classified as Available-for-Sale. Additionally, Credco held two-year U.S. Treasury notes with a fair value of $803 million (cost of $801 million) at December 31, 2003. These securities are classified as Available-for-Sale securities. A distribution of Available-for-Sale securities by maturity as of December 31, 2003 is as follows: due within one year, $334 million; due after one year through five years, $2,200 million; and due after five years through ten years, $59 million.

Available-for-Sale securities are reported at fair value, with the unrealized gains and losses included in shareholder's equity. The Available-for-Sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding sources and terms.

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (1) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), and (2) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities (reclassification for realized gains). This reclassification has no effect on total comprehensive income (loss) or shareholder's equity. The components of the change in other comprehensive gain
(loss) net of tax were $22.3 million and ($7.1) million in holding gains (losses) for the years ended December 31, 2003 and 2002, respectively.

Note 3 Accounts Receivable

At December 31, 2003 and 2002, respectively, Credco owned $21.2 billion and $17.2 billion of charge cardmember receivables and participation in charge cardmember receivables, representing approximately 81 percent and 78 percent, respectively, of the total receivables owned. In connection with TRS' securitization program for U.S. charge cardmember receivables, CRC purchases from American Express Receivables Financing Corporation (RFC), a wholly owned subsidiary of TRS, a participation interest in RFC's seller's interest in the receivables owned by the American Express Master Trust (the Trust). The gross participation interests represent undivided interests in the receivables conveyed to the Trust by RFC.

In 2003, $2.1 billion of investor certificates previously issued by the Trust matured. In connection with these maturities, $135 million of Class B Certificates, previously issued by the Trust, which were held by CRC as investments, matured. At the time of these maturities, CRC purchased $2.1 billion of gross seller's interest in charge cardmember receivables ($2.1 billion, net of reserves) from RFC. At December 31, 2003 and 2002, CRC owned approximately $5.1 billion and $3.1 billion, respectively, of participation interests in receivables conveyed to the Trust, representing approximately 20 percent and 14 percent, respectively, of Credco's total receivables owned.

At December 31, 2003 and 2002, Credco owned lending receivables totaling $5.1 billion and $4.9 billion, respectively, including certain interest-bearing and discounted extended payment plan receivables comprised of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases, representing approximately 19 percent and 22 percent, respectively, of the total receivables owned. At December 31, 2003, there was no participation interest in lending receivables owned by CRC. The lending receivables owned at December 31, 2002 included a $189 million of participation interest owned by CRC. This represents a participation interest in the seller's interest in lending receivables that have been conveyed to the American Express Credit Account Master Trust (the Master Trust). In 2003, the Master Trust securitized $3.5 billion of lending receivables through the public issuances of two classes of investor certificates and privately placed collateral interests in the assets of the Master Trust. At the time of these issuances, CRC sold an aggregate of $110 million of gross seller's interest in lending receivables ($106 million, net of reserves) to American Express Receivables Financing Corporation II (RFCII), a wholly owned subsidiary of TRS. In addition, at the time of these issuances, CRC purchased from the Master Trust, as an investment, an aggregate of $87 million of Class C Certificates issued by the Master Trust, collateralized by the revolving credit receivables held by the Master Trust.

Note 4 Short-term Debt

December 31, (Millions)                                         2003      2002
-------------------------------------------------------------------------------
Commercial paper                                              $10,308   $11,221
Borrowings from affiliates                                      5,155     3,779
Borrowings under lines of credit                                  119        58
Borrowing agreements with bank trust departments and others       136        87
-------------------------------------------------------------------------------
Total short-term debt                                         $15,718   $15,145
-------------------------------------------------------------------------------

Credco has various facilities available to obtain short-term funding, including the issuance of commercial paper and agreements with banks. Credco had committed credit line facilities totaling $9.2 billion and $10.0 billion at December 31, 2003 and 2002, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit is not significant at December 31, 2003 and 2002. At December 31, 2003 and 2002, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $119 million and $58 million, respectively.

At December 31, 2003 and 2002, the weighted average interest rate of Credco's short-term debt outstanding was 1.20 percent and 1.37 percent, respectively. At December 31, 2003 and 2002, $5.5 billion and $6.1 billion of short-term debt outstanding was hedged by interest rate swaps. The year-end weighted average interest rates after giving effect to hedges were 1.85 percent and 2.73 percent for 2003 and 2002, respectively.

Credco paid $0.8 billion, $0.7 billion and $1.3 billion of interest on short-term debt obligations in 2003, 2002 and 2001, respectively.

Note 5 Long-term Debt

December 31, (Millions)                                           2003
-----------------------------------------------------------------------------------------------
                                                                  Year-     Year-End
                                                                   End     Effective
                                                                  Stated    Interest
                                                      Notional   Rate on   Rate with
                                        Outstanding    Amount      Debt      Swaps     Maturity
                                          Balance     of Swaps    (a,b)      (a,b)     of Swaps
-----------------------------------------------------------------------------------------------
Floating Rate Medium-Term Extendible
   Notes due February 14, 2005 (c)        $ 2,000      $   --     1.20%        --            --
Floating Rate Extendible Notes
   due January 21, 2005 (d)                 1,000          --     1.17%        --            --
Fixed Rate Senior Notes due
   May 16, 2008                               998          --     3.00%        --            --
Floating Rate Debt with American
   Express due 2004                           910          --     1.04%        --            --
Fixed Rate debt with affiliates due
   2004 - 2007                                729          --     2.41%        --            --
Floating Rate Medium-Term Notes
   due 2003 - 2006                          5,691       1,300     1.23%      1.76%      Various
Fixed Rate Medium-Term Notes due 2005         258         250     4.25%      1.24%         2005
Floating Rate Senior Notes due
   May 16, 2006                               500          --     1.32%        --            --
Fixed Rate Notes due 2003 - 2005              109         100     7.45%      1.36%         2005
-----------------------------------------------------------------------------------------------
Total                                     $12,195      $1,650     1.55%
-----------------------------------------------------------------------------------------------

December 31, (Millions)                                           2002
--------------------------------------------------------------------------------------------------
                                                                  Year-     Year-End
                                                                   End     Effective
                                                                  Stated    Interest
                                                      Notional   Rate on   Rate with
                                        Outstanding    Amount      Debt      Swaps       Maturity
                                          Balance     of Swaps    (a, b)     (a, b)      of Swaps
--------------------------------------------------------------------------------------------------
Floating Rate Medium-Term Extendible
   Notes due February 14, 2005 (c)         $   --      $   --       --         --               --
Floating Rate Extendible Notes
   due January 21, 2005 (d)                    --          --       --         --               --
Fixed Rate Senior Notes due
   May 16, 2008                                --          --       --         --               --
Floating Rate Debt with American
   Express due 2004                           910          --     1.30%        --               --
Fixed Rate debt with affiliates due
   2004 - 2007                                 33          --     4.32%        --               --
Floating Rate Medium-Term Notes                                                               2003-
   due 2003 - 2006                          6,550       6,550     1.45%      5.34%            2004
Fixed Rate Medium-Term Notes due 2005         261         250     4.25%      1.54%            2005
Floating Rate Senior Notes due
   May 16, 2006                                --          --       --         --               --
Fixed Rate Notes due 2003 - 2005              114         100     7.45%      1.59%     2003 - 2005
--------------------------------------------------------------------------------------------------
Total                                      $7,868      $6,900     1.63%
--------------------------------------------------------------------------------------------------

(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2003 and 2002; these rates are not an indication of future interest rates.

(b)  Weighted average rates were determined where appropriate.

(c) These issuances are subject to extension by the holders through March 5, 2008.

(d) These issuances are subject to extension by the holders through June 20, 2008.

The above table includes the current portion of long-term debt of $1,978 million and $5,751 million at December 31, 2003 and 2002, respectively. Aggregate annual maturities of long-term debt are as follows (millions): 2004, $1,978; 2005, $7,245; 2006, $1,798; 2007, $176; and 2008, $998.

The book value of variable rate long-term debt that reprices within a year approximates fair value. The fair value of other long-term debt is based on quoted market price or discounted cash flow. The aggregate fair value of long-term debt, including the current portion outstanding, was $12.2 billion and $7.9 billion, at December 31, 2003 and 2002, respectively.

Credco paid interest on long-term debt obligations of $170 million, $121 million and $119 million in 2003, 2002 and 2001, respectively.

Note 6 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 7 Derivatives and Hedging Activities

As prescribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge or a fair value hedge, based upon the exposure being hedged.

For derivative instruments that are designated and qualify as a cash flow hedge, the portion of the gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of other comprehensive income (loss) and reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized currently in earnings.

For the year ended December 31, 2003, Credco recorded $0.5 million of realized gains on derivative transactions that were ineffective as hedges, excluded from the assessment of hedge effectiveness or reclassified into earnings as a result of the discontinuance of cash flow hedges. For the years ended December 31, 2002 and 2001, there were no such realized gains or losses.

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

During 2003, 2002 and 2001, Credco reclassified into earnings pretax losses of $461 million, $452 million and $445 million, respectively. At December 31, 2003, Credco expects to reclassify $446 million of net pretax losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.

Currently, the longest period of time over which Credco is hedging exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 7.4 years and relates to funding of foreign currency denominated receivables.

Fair Value Hedges

Credco is exposed to interest rate risk associated with fixed rate debt and uses interest rate swaps to convert certain fixed rate debt to floating rate.

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

See Notes 4 and 5 for further information regarding Credco's use of interest rate products related to short- and long-term debt obligations.

Note 8 Transactions with Affiliates

In 2003, 2002 and 2001, Credco purchased charge cardmember and lending receivables without recourse from TRS and certain of its subsidiaries totaling approximately $209 billion, $184 billion and $204 billion, respectively. Agreements for the purchase of charge cardmember receivables generally require that Credco purchase such receivables at discount rates that yield to Credco earnings of not less than 1.25 times its fixed charges on an annual basis. The agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2003 and 2002, CRC held American Express Master Trust Class B Certificates with a fair value of $220 million and $357 million, respectively, and American Express Credit Account Master Trust Class C Certificates with a fair value of $1,570 million and $1,544 million, respectively.

At December 31, 2003 and 2002, CRC owned approximately $5.1 billion and $3.1 billion, respectively, of participation interests in charge cardmember receivables conveyed to the Trust, representing approximately 20 percent and 14 percent, respectively, of Credco's total accounts receivable.

At December 31, 2003, there was no participation interest in lending receivables owned by CRC. The lending receivables owned at December 31, 2002 include $189 million of participation interest owned by CRC. This represents a participation interest in the seller's interest in lending receivables that have been conveyed to the Master Trust.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows:

December 31, (Millions)                                  2003     2002     2001
--------------------------------------------------------------------------------
Cash and cash equivalents                               $    4   $    2   $    4
Maximum month-end level of cash and cash
   equivalents during the year                               8        6       10
Loans and deposits to affiliates                         1,923    2,047    1,907
Maximum month-end level of loans and deposits to
   affiliates during the year                            1,923    2,047    1,907
Borrowings                                               6,793    4,722    3,124
Maximum month-end level of borrowings during the year    7,404    6,311    6,436
Interest income                                             31       45       82
Other income                                                12        6        9
Interest expense                                            70       98      160
--------------------------------------------------------------------------------

At December 31, 2003, 2002 and 2001, Credco held variable rate loans to American Express due in 2004 of $850 million. Additionally, Credco had $385 million, $489 million and $468 million of loans to American Express ATM Holdings, Inc., a wholly owned subsidiary of TRS, at December 31, 2003, 2002 and 2001, respectively. Credco also had $329 million, $369 million and $225 million of loans to American Express International Inc., a wholly owned subsidiary of TRS, at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001, CFI had $359 million, $339 million and $330 million, respectively, of loans to Amex Bank of Canada, a wholly owned subsidiary of TRS.

During the first quarter of 2004, Credco lent $660 million to American Express Bank, FSB, a wholly owned subsidiary of TRS, under a new revolving secured loan agreement.

Note 9 Income Taxes

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

The provisions for income taxes were as follows (millions):

                                                              2003   2002   2001
--------------------------------------------------------------------------------
Federal                                                       $132   $109   $128
Foreign                                                          3      9     12
--------------------------------------------------------------------------------
   Total                                                      $135   $118   $140
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

                                                             2003   2002   2001
-------------------------------------------------------------------------------
Current                                                      $138   $ 64   $200
Deferred                                                       (3)    54    (60)
-------------------------------------------------------------------------------
   Total income tax provision                                $135   $118   $140
-------------------------------------------------------------------------------

Credco's deferred tax assets were $350 million and $435 million as of December 31, 2003 and 2002, respectively. These amounts were included in other assets. Credco's deferred tax liabilities were $6 million as of December 31, 2003 and insignificant as of December 31, 2002.

Deferred tax assets for 2003 and 2002 are primarily related to loss reserves not yet deducted for tax purposes of $254 million and $251 million, respectively, and deferred taxes related to net unrealized derivative losses of $96 million and $179 million, respectively. Deferred tax liabilities for 2003 consist primarily of deferred taxes related to net unrealized securities gains of $6 million. At December 31, 2003 and 2002, no valuation allowances were required.

In 2003 and 2002, due to affiliates included current federal tax payable to TRS of $35 million and $78 million, respectively.

In 2003, 2002 and 2001, total net income taxes paid, including taxes paid to TRS, were $183 million, $0.2 million and $166 million, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

The principal reason that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35 percent is due to a 1 percent impact of foreign operations, resulting in an effective tax rate of 34 percent for each of the years ended December 31, 2003, 2002 and 2001.

The items comprising comprehensive income in the Consolidated Statements of Shareholder's Equity are presented net of income tax (benefit) provision. The changes in net unrealized securities gains (losses) are presented net of tax provision (benefit) of $12 million for 2003 and ($4 million) for 2002. The changes in net unrealized derivatives losses are presented net of tax provision (benefit) of $83 million for 2003 and ($57 million) for 2002.

Note 10 Geographic Segments

Credco is principally engaged in the business of purchasing cardmember receivables arising from the use of the American Express card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):

                                                         2003     2002     2001
--------------------------------------------------------------------------------
Revenues
   United States                                        $1,408   $1,550   $2,353
   International                                           579      603      489
--------------------------------------------------------------------------------
   Consolidated                                         $1,987   $2,153   $2,842
--------------------------------------------------------------------------------
Pretax income
   United States                                        $  313   $  308   $  357
   International                                            82       38       60
--------------------------------------------------------------------------------
   Consolidated                                         $  395   $  346   $  417
--------------------------------------------------------------------------------

Note 11 Quarterly Financial Data (Unaudited)

                                         2003                        2002
------------------------------------------------------------------------------------
Quarters Ended, (Millions)   12/31   9/30   6/30   3/31   12/31   9/30   6/30   3/31
------------------------------------------------------------------------------------
Revenues                      $510   $488   $507   $482    $566   $516   $554   $517
Pretax income                  107     82    105    101     119     65     82     80
Net income                      71     54     69     66      78     43     54     53
------------------------------------------------------------------------------------

                       AMERICAN EXPRESS CREDIT CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, (Millions)                      2003    2002     2001
-------------------------------------------------------------------------------
Reserve for credit losses:

Balance at beginning of year                             $741   $  847   $  739
Additions:
   Provision for credit losses
      charged to income (1)                               905    1,067    1,130
   Other credits (2)                                      134      144      124
Deductions:
   Accounts written off                                   976    1,119    1,061
   Other charges (3)                                       67      198       85
                                                         ----   ------   ------

Balance at end of year                                   $737   $  741   $  847
                                                         ====   ======   ======

Reserve for credit losses as a percentage
   of gross cardmember receivables owned at
   year-end                                              2.80%    3.34%    3.65%
                                                         ====   ======   ======

(1) Before recoveries on accounts previously written off of $204 million, $221 million and $193 million in 2003, 2002 and 2001, respectively.

(2) Reserve balances applicable to new groups of charge cardmember and lending receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3) Primarily relates to reserve balances applicable to certain groups of charge cardmember and lending receivables and participation interests sold to affiliates.

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit No.                     Description
-----------   -------------------------------------------------------
3(a)          Registrant's Certificate of Incorporation, as amended     Incorporated by reference to
                                                                        Exhibit 3(a) to Registrant's
                                                                        Registration
                                                                        Statement on Form S-1
                                                                        dated February 25, 1972
                                                                        (File No. 2-43170).

3(b)          Registrant's By-Laws, amended and restated as of          Incorporated by reference to
              November 24, 1980                                         Exhibit 3 (b) to Registrant's
                                                                        Annual Report on Form 10-K
                                                                        (Commission File No. 1-6908) for
                                                                        the year ended December 31, 1985.

4(a)          Registrant's Debt Securities Indenture dated as of        Incorporated by reference to
              September 1, 1987                                         Exhibit 4 (s) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987
                                                                        (File No. 33-16874).

4(b)          Form of Note with optional redemption provisions          Incorporated by reference to
                                                                        Exhibit 4 (t) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987
                                                                        (File No. 33-16874).

4(c)          Form of Debenture with optional redemption and sinking    Incorporated by reference to
              fund provisions                                           Exhibit 4 (u) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987
                                                                        (File No. 33-16874).

4(d)          Form of Original Issue Discount Note with                 Incorporated by reference to
              optional redemption provisions                            Exhibit 4 (v) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987 (File
                                                                        No. 33-16874).

4(e)          Form of Zero Coupon Note with optional redemption         Incorporated by reference to
              provisions                                                Exhibit 4 (w) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987 (File
                                                                        No. 33-16874).

4(f)          Form of Variable Rate Note with optional redemption       Incorporated by reference to
              and repayment provisions                                  Exhibit 4 (x) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987 (File
                                                                        No. 33-16874).

4(g)          Form of Extendible Note with optional redemption and      Incorporated by reference to
              repayment provisions                                      Exhibit 4 (y) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987
                                                                        (File No. 33-16874).

4(h)          Form of Fixed Rate Medium-Term Note                       Incorporated by reference to
                                                                        Exhibit 4 (z) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987
                                                                        (File No. 33-16874).

4(i)          Form of Floating Rate Medium-Term Note                    Incorporated by reference to
                                                                        Exhibit 4 (aa) to Registrant's
                                                                        Registration Statement on Form
                                                                        S-3 dated September 2, 1987
                                                                        (File No. 33-16874).

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

4(k)          Form of Supplemental Indenture                            Incorporated by reference to
                                                                        Exhibit 4 (cc) to Registrant's
                                                                        Registration Statement on Form S-3
                                                                        dated September 2, 1987
                                                                        (File No. 33-16874).

4(l)          Terms and conditions of debt instruments to be issued     Incorporated by reference to
              outside the United States                                 Exhibit 4(l) to Registrant's Annual
                                                                        Report on Form 10-K (Commission
                                                                        File No. 1-6908) for the year ended
                                                                        December 31, 1997.

4(m)          Form of Permanent Global Fixed Rate Medium-Term           Incorporated by reference to
              Senior Note, Series B                                     Exhibit 4(s) to Registrant's
                                                                        Current Report on Form 8-K
                                                                        (Commission File No. 1-6908) dated
                                                                        December 21, 2001.

4(n)          Form of Permanent Global Floating Rate Medium-Term        Incorporated by reference to
              Senior Note, Series B                                     Exhibit 4(t) to Registrant's
                                                                        Current Report on Form 8-K
                                                                        (Commission File No. 1-6908) dated
                                                                        December 21, 2001.

4(o)          Form of Senior Floating Rate Note Extendible              Incorporated by reference to
              Liquidity Securities'r'(EXLs'r')                          Exhibit 4(u) to Registrant's
                                                                        Current Report on Form 8-K
                                                                        (Commission File No. 1-6908) dated
                                                                        February 6, 2003.

4(p)          Form of Global Fixed Rate Note                            Incorporated by reference to
                                                                        Exhibit 4(v) to Registrant's
                                                                        Current Report on Form 8-K
                                                                        (Commission File No. 1-6908) dated
                                                                        May 14, 2003.

4(q)          Form of Global LIBOR Floating Rate Note                   Incorporated by reference to
                                                                        Exhibit 4(w) to Registrant's
                                                                        Current Report on Form 8-K
                                                                        (Commision File No. 1-6908) dated
                                                                        May 14, 2003.

4(r) The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant.

10(a)         Receivables Agreement dated as of January 1, 1983         Incorporated by reference to
              between the Registrant and American Express Travel        Exhibit 10 (b) to Registrant's
              Related Services Company, Inc.                            Annual Report on Form 10-K
                                                                        (Commission File No. 1-6908) for
                                                                        the year ended December 31, 1987.

10(b)         Participation Agreement dated as of August 3, 1992        Incorporated by reference to
              between American Express Receivables Financing            Exhibit 10(c) to Registrant's
              Corporation and Credco Receivables Corp.                  Annual Report on Form 10-K
                                                                        (Commission File No. 1-6908) for
                                                                        the year ended December 31, 1992.

12.1          Computation in Support of Ratio of Earnings to Fixed      Electronically filed herewith.
              Charges of American Express Credit Corporation

12.2          Computation in Support of Ratio of Earnings to Fixed      Electronically filed herewith.
              Charges of American Express Company

23            Consent of Independent Auditors                           Electronically filed herewith.

31.1          Certification of Walker C. Tompkins, Jr., Chief           Electronically filed herewith.
              Executive Officer, pursuant to Rule 13a-14(a)
              promulgated under the Securities Exchange Act of 1934,
              as amended

31.2          Certification of Walter S. Berman, Chief Financial        Electronically filed herewith.
              Officer, pursuant to Rule 13a-14(a) promulgated under
              the Securities Exchange Act of 1934, as amended

32.1          Certification of Walker C. Tompkins Jr., Chief            Electronically filed herewith.
              Executive Officer, pursuant to 18 U.S.C. Section 1350,
              as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

32.2          Certification of Walter S. Berman, Chief Financial        Electronically filed herewith.
              Officer, pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

                         STATEMENT OF DIFFERENCES
                         ------------------------
The registered trademark symbol shall be expressed as................... 'r'