Form 10-Q
period 2004-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2004-05-13
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Registrant's telephone number including area code: (302) 594-3350

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTIONS H(2).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                       ---       ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES      NO  X
                                                ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at May 10, 2004
---------------------------------                 ------------------------------
Common Stock, $.10 par value                            1,504,938 shares

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                                    FORM 10-Q


                                      INDEX

                                                                                          Page No.
                                                                                         ----------
PART I.       FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Consolidated Statements of Income and Retained Earnings -
                       Three months ended
                       March 31, 2004 and 2003                                                3

                       Consolidated Balance Sheets -
                       March 31, 2004 and December 31, 2003                                   4


                       Consolidated Statements of Cash Flows -
                       Three months ended March 31, 2004 and 2003                             5


                       Notes to Consolidated Financial Statements                             6


              Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                                          8

              Item 4.  Controls and Procedures                                               13

PART II.      OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K                                      14

                       Signatures                                                            15

                       Exhibit Index                                                        E-1


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                                     PART I

ITEM 1.   FINANCIAL STATEMENTS


                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                       2004              2003
         -----------------------------------------------------------------------------------------

         Revenues

         Discount revenue earned from purchased
             accounts receivable                                    $    297           $    318
         Finance charge revenue                                          102                132
         Interest income from investments                                 26                 18
         Interest income from affiliates                                   8                  9
         Other                                                             1                  5
         -----------------------------------------------------------------------------------------
                      Total revenues                                     434                482
         -----------------------------------------------------------------------------------------

         Expenses

         Interest expense - other                                        175                197
         Provision for losses, net of recoveries
            of:  2004, $50; 2003, $56                                    139                156
         Interest expense - affiliates                                    25                 19
         Other                                                             8                  9
         -----------------------------------------------------------------------------------------
                      Total expenses                                     347                381
         -----------------------------------------------------------------------------------------

         Pretax income                                                    87                101
         Income tax provision                                             30                 35
         -----------------------------------------------------------------------------------------
         Net income                                                       57                 66

         Retained earnings at beginning of period                      2,756              2,496

         -----------------------------------------------------------------------------------------
         Retained earnings at end of period                         $  2,813           $  2,562
         -----------------------------------------------------------------------------------------
         See notes to consolidated financial statements.


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                             (Unaudited)
                                                                              March 31,        December 31,
                                                                                 2004              2003
-----------------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                                     $     469          $   1,528
Investments                                                                       4,847              2,593
Charge cardmember receivables, less credit reserves:
     2004, $526; 2003, $555                                                      19,649             20,610
Lending receivables, less credit reserves:
     2004, $180; 2003, $182                                                       5,059              4,885
Loans and deposits with affiliates                                                2,486              1,923
Deferred charges and other assets                                                   482                410
------------------------------------------------------------------------------------------------------------
Total assets                                                                  $  32,992          $  31,949
------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity

Short-term debt                                                               $   9,657          $  10,563
Short-term debt with affiliates                                                   4,179              5,155
Current portion of long-term debt                                                 2,060              1,060
Current portion of long-term debt with affiliates                                 1,040                918
Long-term debt                                                                   11,044              9,497
Long-term debt with affiliates                                                      616                720
                                                                              ---------          ---------
Total debt                                                                       28,596             27,913
Due to affiliates                                                                   721                419
Accrued interest and other liabilities                                              881                867
------------------------------------------------------------------------------------------------------------
     Total liabilities                                                           30,198             29,199
------------------------------------------------------------------------------------------------------------

Shareholder's Equity

Common stock-authorized 3 million
    shares of $.10 par value;  issued
    and outstanding 1.5 million shares                                                1                  1
Capital surplus                                                                     161                161
Retained earnings                                                                 2,813              2,756
Other comprehensive income (loss), net of tax:
    Net unrealized securities gains                                                  24                 11
    Net unrealized derivatives losses                                              (205)              (179)
------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                                               (181)              (168)
------------------------------------------------------------------------------------------------------------
     Total shareholder's equity                                                   2,794              2,750
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                    $  32,992          $  31,949
------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


              AMERICAN EXPRESS CREDIT CORPORATION
        (a wholly owned subsidiary of American Express
            Travel Related Services Company, Inc.)


             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Millions)
                          (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                              2004               2003
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $      57            $     66
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Provision for losses                                                    189                 212
       Amortization and other                                                    3                   -
       Changes in operating assets and liabilities:
          Deferred tax assets                                                  (22)                  4
          Due to affiliates                                                    689                 460
          Other operating assets and liabilities                               (68)                (66)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      848                 676
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in accounts receivable                                                638               1,393
Recoveries of accounts receivable previously written off                        50                  57
Sale of participation interest in seller's interest in accounts
    receivable to affiliate                                                      -                  32
Sale of net accounts receivable to affiliate                                     -                 137
Purchase of net accounts receivable from affiliate                             (90)               (334)
Purchase of investments                                                     (2,237)                (87)
Loans and deposits due from affiliates                                        (563)                210
Decrease in due to affiliates                                                 (387)             (1,820)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (2,589)               (412)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term debt with affiliates
    with maturities of ninety days or less                                    (976)               (225)
Net decrease in short-term debt - other with
    maturities of ninety days or less                                       (1,123)             (1,694)
Issuance of debt                                                             3,211               3,994
Redemption of debt                                                            (430)             (2,916)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            682                (841)
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                   (1,059)               (577)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                             1,528               1,924
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $     469            $  1,347
------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate (Credco), for the year ended December 31, 2003. Significant accounting policies disclosed therein have not changed. Credco is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC) and Credco Finance, Inc. together with its subsidiaries (CFI), are wholly owned subsidiaries of Credco.

     The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at March 31, 2004 and the consolidated results of its operations, changes in its retained earnings and cash flows for the three-month periods ended March 31, 2004 and 2003. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Standards
     ------------------------------------

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Credco adopted the disclosure provisions of this rule at December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Credco does not expect EITF Issue 03-1 to have a material impact on Credco's results of operations at the time of adoption.

2.   Investment Securities

     The following is a summary of investments at March 31, 2004 and December 31, 2003:

                                                                                        March 31,              December 31,
       (Millions)                                                                          2004                    2003
                                                                                     -----------------      -------------------
       Available-for-Sale, at fair value (cost March 31, 2004-$4,810;
            December 31, 2003-$2,576)                                                    $ 4,847                 $ 2,593
                                                                                     -----------------      -------------------

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available-for-sale securities and 2) unrealized gains or losses on derivatives. The components of

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     comprehensive income, net of related tax, for the three months ended March 31, 2004 and 2003 were as follows:


                                                                                    Three Months Ended
          (Millions)                                                                     March 31,
                                                                             ----------------------------------
                                                                                 2004                2003
                                                                             --------------      --------------
          Net income                                                             $  57               $  66
          Change in:
             Net unrealized securities gains (losses)                               13                  (9)
             Net unrealized derivatives (losses) gains                             (26)                 40
                                                                             --------------      --------------
          Total                                                                  $  44              $   97
                                                                             ==============      ==============

4.   Taxes and Interest

     For the three-month period ended March 31, 2004, Credco received a net income tax refund of $11 million primarily related to an overpayment of 2003 income taxes. For the three-month period ended March 31, 2003, Credco paid $31 million of income taxes. Interest paid was $132 million and $250 million for the three-month periods ended March 31, 2004 and 2003, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

The portfolio for American Express Credit Corporation, including its subsidiaries where appropriate (Credco), consists principally of charge cardmember and lending receivables purchased without recourse from Card Issuers throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing cardmember receivables. These participation interests are owned by two master trusts operated by American Express Travel Related Services Company, Inc. (TRS) as part of its asset securitization programs. At March 31, 2004 and December 31, 2003, respectively, Credco owned $20.2 billion and $21.2 billion of charge cardmember receivables and participation in charge cardmember receivables, representing approximately 79 percent and 81 percent, respectively, of the total receivables owned. Lending receivables, representing approximately 21 percent and 19 percent of the total receivables owned, were $5.2 billion and $5.1 billion at March 31, 2004 and December 31, 2003, respectively.

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes and equity capital. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. In the first quarter of 2004, Credco continued to have uninterrupted access to the commercial paper and capital markets to fund its business operations.

As part of Credco's ongoing funding activities, during the three months ended March 31, 2004, Credco issued $2.6 billion of floating rate medium-term notes with maturities of one to three years. The proceeds from these issuances were used for financing Credco's operations, including the purchase of receivables, the repayment of short-term senior debt previously incurred primarily to finance the purchase of receivables and for investment in short-term and medium-term financial assets.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors and is a principal source of debt. At March 31, 2004 and December 31, 2003, respectively, Credco had $8.9 billion and $8.8 billion of commercial paper outstanding, net of cash equivalents. The outstanding amount, net of cash equivalents, increased $0.1 billion or one percent from December 31, 2003. Average commercial paper outstanding, net of cash equivalents, was $8.5 billion and $7.8 billion for the three months ended March 31, 2004 and 2003, respectively. Credco currently manages the level of commercial paper outstanding, net of cash equivalents, such that the ratio of its committed bank credit facility to total short-term debt, which consists mainly of commercial paper, is not less than 100%. Committed bank line coverage of net short-term debt was 103% at March 31, 2004.

Medium- and long-term debt is raised through the offering of debt securities principally in the U.S. capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At March 31, 2004 and December 31, 2003, Credco had an aggregate of $12.0 billion and $9.4 billion, respectively, of medium-term notes outstanding at fixed and floating rates with maturities of one to three years, a portion of which can be extended by the holders up to an additional four years.

As of March 31, 2004, Credco had the ability to issue approximately $7.2 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission. In addition, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Term Note program for the issuance of debt outside the United States to non-U.S. persons at March 31, 2004. This program was established by Credco; TRS; American Express Overseas Credit Corporation Limited (AEOCC), a wholly owned subsidiary of Credco; American Express Centurion Bank (Centurion Bank), a wholly owned subsidiary of TRS; and American Express Bank Ltd., a wholly owned indirect subsidiary of American Express Company (American Express). The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

Liquidity Portfolio

In the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio to provide back-up liquidity primarily for the commercial paper program. These funds are invested in two to three year U.S. Treasury securities. At March 31, 2004, Credco held $3.0 billion in U.S. Treasury notes under this program.

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

Committed Bank Credit Facilities

An alternate source of borrowing consists of committed credit line facilities. Committed credit line facilities at March 31, 2004 and 2003 totaled $9.4 billion and $10.0 billion, respectively. In April 2004, Credco, American Express, Centurion Bank and American Express Bank, FSB, a wholly owned subsidiary of TRS, renewed the expiring portion of their committed credit line facilities. As of April 30, 2004, total available credit lines are $10.75 billion, including
$9.4 billion allocated to Credco and $770 million allocated to American Express, which reflects allocations made in late April 2004 of the available credit under the facilities. Credco has the right to borrow up to a maximum amount of $10.1 billion, with a commensurate reduction in the amount available to American Express. The remainder of the credit lines is allocated to Centurion Bank and American Express Bank, FSB. These facilities expire as follows (billions):
2005, $3.75; 2006, $2.20; 2007, $1.05 and 2009, $3.75. Subsequent to the renewal of the credit line facilities, Credco's committed bank line coverage of its net short-term debt was 103% at April 30, 2004. The availability of credit lines is subject to Credco's maintenance of a 1.25 ratio of earnings to fixed charges. For the three-month period ended March 31, 2004, this ratio was 1.43.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco's credit rating.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Credco's decrease in discount revenue earned on purchased accounts receivable is attributable to lower discount rates, partially offset by an increase in the volume of receivables purchased. Finance charge revenue decreased as a result of lower gross yields and volume of receivables purchased. Interest income increased due to an increase in volume of investments outstanding. Interest expense decreased as a result of lower interest rates, partially offset by an increase in the volume of average debt outstanding. Provision for losses decreased reflecting a decrease in the provision rates, partially offset by an increase in volume of receivables purchased.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 2004, compared with the three-month period ended March 31, 2003 (Millions):

                                                                                       Three-
                                                                                        Month
                                                                                       Period
                                                                                  -----------------
     Discount revenue earned on purchased accounts receivable:
          Volume of receivables purchased                                           $     100
          Discount rates                                                                 (121)
                                                                                  -----------------
              Total                                                                 $     (21)
                                                                                  =================

     Finance charge revenue:
          Volume of receivables purchased                                           $     (14)
          Gross yields                                                                    (16)
                                                                                  -----------------
              Total                                                                 $     (30)
                                                                                  =================

     Interest income from investments:
          Volume of average investments outstanding                                 $      11
          Interest rates                                                                   (3)
                                                                                  -----------------
              Total                                                                 $       8
                                                                                  =================

     Interest income from affiliates:
          Volume of average investments outstanding                                 $       1
          Interest rates                                                                   (2)
                                                                                  -----------------
              Total                                                                 $      (1)
                                                                                  =================

     Interest expense other:
          Volume of average debt outstanding                                        $      57
          Interest rates                                                                  (79)
                                                                                  -----------------
              Total                                                                 $     (22)
                                                                                  =================

     Provision for losses:
          Volume of receivables purchased                                           $      66
          Provision rates and volume of recoveries                                        (83)
                                                                                  -----------------
              Total                                                                 $     (17)
                                                                                  =================

     Interest expense affiliates:
          Volume of average debt outstanding                                        $       3
          Interest rates                                                                    3
                                                                                  -----------------
              Total                                                                 $       6
                                                                                  =================

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Credco purchases cardmember receivables without recourse from TRS. During the three-month periods ended March 31, 2004 and 2003, Credco purchased $59 billion and $45 billion, respectively, of charge cardmember and lending receivables. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the three-month periods ended March 31, 2004 and 2003 was 1.43 and 1.47, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the three-month periods ended March 31, 2004 and 2003 was 3.98 and 3.20, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Charge Cardmember Receivables

At March 31, 2004 and 2003, Credco owned $20.2 billion and $15.5 billion, respectively, of charge cardmember receivables and participation in charge cardmember receivables, representing 79 percent and 76 percent of the total receivables owned at March 31, 2004 and 2003, respectively. The charge cardmember receivables owned at March 31, 2004 and 2003 include $3.8 billion and $1.5 billion, respectively, of participation interests owned by Credco Receivables Corp. (CRC), a wholly owned subsidiary of Credco. CRC owns a participation in the seller's interest in charge cardmember receivables that have been conveyed to the American Express Master Trust (the Trust).

    Three months ended March 31, (Millions, except percentages and where
    indicated)                                                                           2004          2003
    -------------------------------------------------------------------------------------------------------------
    Total charge cardmember receivables                                              $  20,175     $  15,544
    90 days past due as a % of total                                                       2.2%          2.6%
    Loss reserves                                                                    $     526     $     482
       as a % of receivables                                                               2.6%          3.1%
       as a % of 90 days past due                                                          116%          114%
    Write-offs, net of recoveries                                                    $     108     $      91
    Net loss ratio (1)                                                                    0.19%         0.21%
    Average life of charge cardmember receivables (in days) (2)                             32            33

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Lending Receivables

At March 31, 2004 and 2003, Credco owned extended payment plan receivables and loans (lending receivables) totaling $5.2 billion and $5.0 billion, respectively, representing 21 percent and 24 percent of all interests in receivables owned by Credco at March 31, 2004 and 2003, respectively. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. At March 31, 2004, there was no participation interest in lending receivables owned by CRC. The lending receivables owned at March 31, 2003 include $94 million of participation interests owned by CRC. This represents participation interests in the seller's interest in lending receivables that have been conveyed to the American Express Credit Account Master Trust (the Master Trust), formed in 1996 to securitize lending receivables.


    Three months ended March 31, (Millions, except percentages)                         2004                2003
    -----------------------------------------------------------------------------------------------------------------
    Total lending receivables                                                         $ 5,239             $ 4,966
    Past due lending receivables as a % of total:
         30-89 days                                                                       3.0%                3.8%
         90+ days                                                                         1.5%                1.6%
    Loss reserves                                                                     $   180             $   238
       as a % of lending receivables                                                      3.4%                4.8%
       as a % of past due                                                                  76%                 88%
    Write-offs, net of recoveries                                                     $    59             $    93
    Net write-off rate (1)                                                               4.54%               7.43%


(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of lending receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

The following is an analysis of the credit reserves for charge cardmember and lending receivables (Millions):

                                                                                         2004               2003
                                                                                  ----------------    ----------------
     Balance, January 1                                                                  $737               $741
     Provision for losses                                                                 189                212
     Accounts written off                                                                (218)              (240)
     Other                                                                                 (2)                 7
                                                                                  ----------------    ----------------
     Balance, March 31                                                                   $706               $720
                                                                                  ================    ================

Various forward-looking statements have been made in this Quarterly Report on Form 10-Q. Forward-looking statements may also be made in Credco's other reports filed with the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "evaluate", "plan", "aim", "will", "should", "could", "likely" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco's forward-looking statements include, but are not limited to:

     o credit trends and the rate of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


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

OTHER REPORTING MATTERS

Accounting Developments

In March 2004, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 requires the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Credco does not expect EITF Issue 03-1 to have a material impact on Credco's results of operations at the time of adoption.

Item 4.  Controls and Procedures

Credco's management, with the participation of Credco's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Credco's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco's disclosure controls and procedures are effective. There have not been any changes in Credco's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Credco's internal control over financial reporting.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



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

              32.2   Certification of Walter S. Berman pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

              None

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN EXPRESS CREDIT CORPORATION
                                    (Registrant)

     DATE:    May 12, 2004             By  /s/ Walker C. Tompkins, Jr.
                                           -------------------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer


     DATE:    May 12, 2004                 /s/ Erich Komdat
                                           -------------------------------------
                                           Erich Komdat
                                           Vice President and Chief Accounting
                                           Officer

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)



                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                                                   Description                                    How Filed
                                                   -----------                                    ---------
          Exhibit 12.1        Computation in Support of Ratio of                     Electronically filed herewith.
                              Earnings to Fixed Charges of American
                              Express Credit Corporation.

          Exhibit 12.2        Computation in Support of Ratio of                     Electronically filed herewith.
                              Earnings to Fixed Charges of American Express
                              Company.

          Exhibit 31.1        Certification of Walker C. Tompkins, Jr. pursuant to   Electronically filed herewith.
                              Rule 13a-14(a) promulgated under the Securities
                              Exchange Act of 1934, as amended.

          Exhibit 31.2        Certification of Walter S. Berman pursuant to Rule     Electronically filed herewith.
                              13a-14(a) promulgated under the Securities Exchange
                              Act of 1934, as amended.

          Exhibit 32.1        Certification of Walker C. Tompkins, Jr. pursuant to   Electronically filed herewith.
                              18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2        Certification of Walter S. Berman pursuant to 18       Electronically filed herewith.
                              U.S.C. Section 1350, as adopted pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002.
