Form 10-Q
period 2004-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2004-08-10
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


Registrant's telephone number including area code: (302) 594-3350
                                                   --------------

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
YES    X     NO
     ----       ----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES       NO   X
                                                ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                     Outstanding at August 6, 2004
-----                                     -----------------------------
Common Stock, $.10 par value              1,504,938 shares


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                    FORM 10-Q


                                      INDEX


                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Statements of Income and Retained Earnings -
                     Three and six months ended
                     June 30, 2004 and 2003                                          3

                     Consolidated Balance Sheets -
                     June 30, 2004 and December 31, 2003                             4


                     Consolidated Statements of Cash Flows -
                     Six months ended June 30, 2004 and 2003                         5


                     Notes to Consolidated Financial Statements                      6


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                                   8

         Item 4.     Controls and Procedures                                         13

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                                14

                     Signatures                                                      15

                     Exhibit Index                                                  E-1


                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)



                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                          2004       2003        2004      2003
------------------------------------------------------------------------------------------------
Revenues

Discount revenue earned from purchased
    accounts receivable                                  $  338     $  355     $  635     $  673
Finance charge revenue                                      100        119        202        251
Interest income from investments                             26         20         52         38
Interest income from affiliates                               8          8         16         17
Other                                                         -          5          1         10
------------------------------------------------------------------------------------------------
             Total revenues                                 472        507        906        989
------------------------------------------------------------------------------------------------

Expenses

Interest expense - other                                    182        199        357        396
Provision for losses, net of recoveries (1)                 159        178        298        334
Interest expense - affiliates                                24         14         49         33
Other                                                         8         11         16         20
------------------------------------------------------------------------------------------------
             Total expenses                                 373        402        720        783
------------------------------------------------------------------------------------------------

Pretax income                                                99        105        186        206
Income tax provision                                         33         36         63         71
------------------------------------------------------------------------------------------------
Net income                                                   66         69        123        135

Retained earnings at beginning of period                  2,813      2,562      2,756      2,496

------------------------------------------------------------------------------------------------
Retained earnings at end of period                       $2,879     $2,631     $2,879     $2,631
------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

(1) Provision for losses are shown net of recoveries of $51 and $50 for the three-months ended June 30, 2004 and 2003, respectively, and $101 and $107 for the six-months ended June 30, 2004 and 2003, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)



                                                                          June 30,       December 31,
                                                                            2004            2003
--------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Assets

Cash and cash equivalents                                                    $   559       $ 1,528
Investments                                                                    3,309         2,593
Charge cardmember receivables, less credit reserves:
     2004, $504; 2003, $555                                                   20,010        20,610
Lending receivables, less credit reserves:
     2004, $183; 2003, $182                                                    4,969         4,885
Loans and deposits with affiliates                                             1,897         1,923
Deferred charges and other assets                                                481           410
--------------------------------------------------------------------------------------------------
Total assets                                                                 $31,225       $31,949
--------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity

Short-term debt                                                              $ 8,192       $10,563
Short-term debt with affiliates                                                5,205         5,155
Current portion of long-term debt                                              2,931         1,060
Current portion of long-term debt with affiliates                                133           918
Long-term debt                                                                 9,908         9,497
Long-term debt with affiliates                                                   617           720
                                                                            --------      --------
Total debt                                                                    26,986        27,913
Due to affiliates                                                                648           419
Accrued interest and other liabilities                                           597           867
--------------------------------------------------------------------------------------------------
     Total liabilities                                                        28,231        29,199
--------------------------------------------------------------------------------------------------

Shareholder's Equity

Common stock-authorized 3 million
    shares of $.10 par value;  issued
    and outstanding 1.5 million shares                                             1             1
Capital surplus                                                                  161           161
Retained earnings                                                              2,879         2,756
Other comprehensive income (loss), net of tax:
    Net unrealized securities (losses) gains                                     (30)           11
    Net unrealized derivatives losses                                            (17)         (179)
--------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                                             (47)         (168)
--------------------------------------------------------------------------------------------------
     Total shareholder's equity                                                2,994         2,750
--------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                   $31,225       $31,949
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                 June 30,
                                                                            2004           2003
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                 $   123      $   135
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Provision for losses                                                    399          441
       Amortization and other                                                    7            -
       Changes in operating assets and liabilities:
          Deferred tax assets                                                  (14)          (9)
          Due to affiliates                                                    356          456
          Other operating assets and liabilities                              (146)         173
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      725        1,196
------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Decrease (increase) in accounts receivable and loans                           300         (361)
Recoveries of accounts receivable previously written off                       101          107
Purchase of participation interest in seller's interest in
    accounts receivable from affiliate                                           -       (1,041)
Sale of participation interest in seller's interest in accounts
    receivable to affiliate                                                      -          106
Sale of net accounts receivable to affiliate                                     -          137
Purchase of net accounts receivable from affiliate                            (284)        (463)
Purchase of investments                                                     (2,237)         (87)
Sales and maturities of investments                                          1,452          153
Loans and deposits due from affiliates, net                                     26          283
Decrease in due to affiliates                                                 (127)      (1,577)
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (769)      (2,743)
------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt with affiliates
    with maturities of ninety days or less                                      50         (610)
Net decrease in short-term debt - other with
    maturities of ninety days or less                                       (1,178)        (392)
Issuance of debt with affiliates                                                22          409
Issuance of debt - other                                                     3,240        7,451
Redemption of debt with affiliates                                            (910)           -
Redemption of debt - other                                                  (2,149)      (5,437)
------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                           (925)       1,421
------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (969)        (126)
Cash and cash equivalents at beginning of period                             1,528        1,924
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $   559      $ 1,798
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate (Credco), for the year ended December 31, 2003. Significant accounting policies disclosed therein have not changed. Credco is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc. together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC) and American Express Canada Finance Limited (AECFL), are wholly owned subsidiaries of Credco.

     The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at June 30, 2004 and the consolidated results of its operations and changes in its retained earnings for the three and six-months ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2.   Investment Securities

     The following is a summary of investments at June 30, 2004 and December 31, 2003:


                                                                           June 30,   December 31,
       (Millions)                                                            2004         2003
                                                                           -------    ------------
       Available-for-Sale, at fair value (cost June 30, 2004-$3,354;
            December 31, 2003-$2,576)                                      $ 3,309      $ 2,593
                                                                           -------    ------------



                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available-for-sale securities and 2) unrealized gains or losses on derivatives. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2004 and 2003 were as follows:


                                                               Three Months Ended       Six Months Ended
       (Millions)                                                   June 30,                June 30,
                                                              --------------------     -----------------
                                                              2004           2003      2004         2003
                                                              ----           ----      ----         ----
       Net income                                             $ 66           $ 69      $123         $135
       Change in:
          Net unrealized securities (losses) gains             (54)            21       (41)          12
          Net unrealized derivatives (losses) gains            188            (16)      162           24
                                                              ----           ----      ----         ----
       Total                                                  $200           $ 74      $244         $171
                                                              ====           ====      ====         ====

4.   Taxes and Interest

     Income taxes paid (net of refunds) during the six-months ended June 30, 2004 and 2003 were $27 million and $85 million, respectively. Interest paid was $352 million and $405 million for the six-month periods ended June 30, 2004 and 2003, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Financing Activities

The portfolio for American Express Credit Corporation, including its subsidiaries where appropriate (Credco), consists principally of charge cardmember and lending receivables purchased without recourse from Card Issuers throughout the world and participation interests purchased without recourse in the seller's interest in both non-interest-bearing and interest-bearing cardmember receivables. These participation interests are owned by two master trusts operated by American Express Travel Related Services Company, Inc. (TRS) as part of its asset securitization programs. At June 30, 2004 and December 31, 2003, respectively, Credco owned $20.5 billion and $21.2 billion of charge cardmember receivables and participation in charge cardmember receivables, representing approximately 80 percent and 81 percent, respectively, of the total receivables owned. Lending receivables, representing approximately 20 percent and 19 percent of the total receivables owned, were $5.2 billion and $5.1 billion at June 30, 2004 and December 31, 2003, respectively.

In the six months ended June 30, 2004, $2.5 billion of investor certificates previously issued by the American Express Credit Account Master Trust (the Master Trust) matured. In connection with these maturities, $207.5 million of Class C certificates, previously issued by the Master Trust, which were held by Credco Receivables Corp. (CRC), a wholly owned subsidiary of Credco, matured. In addition, in June 2004, CRC sold $1.2 billion of previously issued Class C certificates to American Express Receivables Financing Corporation II, a wholly owned subsidiary of TRS. Additionally, in July 2004, $47.5 million of Class C certificates, previously issued by the Master Trust, which were held by CRC as investments, matured.

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes and equity capital. Daily funding requirements are met primarily by the sale of commercial paper. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the six months ended June 30, 2004, Credco continued to have uninterrupted access to the commercial paper and capital markets to fund its business operations.

As part of Credco's ongoing funding activities, during the six months ended June 30, 2004, Credco issued $2.6 billion of floating rate medium-term notes with maturities of one to three years. The proceeds from these issuances were used for financing Credco's operations, including the purchase of receivables, the repayment of short-term senior debt previously incurred primarily to finance the purchase of receivables and for investment in short-term and medium-term financial assets.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors and is a principal source of debt. At June 30, 2004 and December 31, 2003, respectively, Credco had $7.5 billion and $8.8 billion of commercial paper outstanding, net of cash equivalents. The outstanding amount, net of cash equivalents, decreased $1.3 billion or 18 percent from December 31, 2003. Average commercial paper outstanding, net of cash equivalents, was $8.5 billion and $8.0 billion for the six months ended June 30, 2004 and 2003, respectively. Credco currently manages the level of commercial paper outstanding, net of cash equivalents, such that the ratio of its committed bank credit facility to total short-term debt, which consists mainly of commercial paper, is not less than 100%. Committed bank line coverage of net short-term debt was 109% at June 30, 2004.

Medium- and long-term debt is raised through the offering of debt securities principally in the U.S. capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At June 30, 2004 and December 31, 2003, Credco had an aggregate of $11.7 billion and $9.4 billion, respectively, of medium-term notes outstanding at fixed and floating rates with maturities of one to three years, a portion of which can be extended by the holders up to an additional four years.

As of June 30, 2004, Credco had the ability to issue approximately $7.2 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission (SEC). In addition, Credco had the ability to issue $5.5 billion of debt under a Euro Medium-Term Note program for the issuance of debt outside the United States to non-U.S. persons at June 30, 2004. This program was established by Credco; TRS; American Express Overseas Credit Corporation Limited (AEOCC), a wholly owned subsidiary of Credco; American Express Centurion Bank (Centurion Bank), a wholly owned subsidiary of TRS; and American Express Bank Ltd., a wholly owned indirect subsidiary of American Express Company (American Express). The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. As noted below, in June 2004, Credco borrowed $1.47 billion under its bank credit facilities as part of a change in local funding strategy for business in Canada. In July 2004, Credco entered into a 5-year multi-bank credit facility for Australian $3.25 billion (approximately U.S. $2.3 billion), which may be used to provide a potential alternate funding source for business in Australia.

Liquidity Portfolio

In the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio to provide back-up liquidity primarily for the commercial paper program. These funds are invested in two to three year U.S. Treasury securities. At June 30, 2004, Credco held $3.0 billion in U.S. Treasury notes under this program.

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

Committed Bank Credit Facilities

An alternate source of borrowing consists of committed credit line facilities. Credco, American Express, Centurion Bank and American Express Bank, FSB, a wholly owned subsidiary of TRS, maintain bank credit facilities of $10.75 billion, of which $9.28 billion was available as of June 30, 2004, including $6.70 billion allocated to Credco and $1.96 billion allocated to American Express. As contemplated, in June 2004, Credco borrowed $1.47 billion under these facilities as part of a change in local funding strategy for business in Canada. Credco has the right to borrow up to a maximum amount of $10.1 billion (including amounts outstanding) under these facilities, with a commensurate reduction in the amount available to American Express. The remainder of the credit lines is allocated to Centurion Bank and American Express Bank, FSB. These facilities expire as follows (billions): 2005, $3.75; 2006, $2.20; 2007, $1.05 and 2009, $3.75. Credco's committed bank line coverage of its net short-term debt was 109% at June 30, 2004. The availability of credit lines is subject to Credco's maintenance of a 1.25 ratio of earnings to fixed charges. For the six-month period ended June 30, 2004, this ratio was 1.46.

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

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Credco's decrease in discount revenue earned on purchased accounts receivable is attributable to lower discount rates, partially offset by an increase in the volume of receivables purchased. Finance charge revenue decreased as a result of lower gross yields and volume of receivables purchased. Interest income increased due to an increase in volume of investments outstanding. Interest expense decreased as a result of lower interest rates, partially offset by an increase in the volume of average debt outstanding. Provision for losses decreased reflecting a decrease in the provision rates, partially offset by an increase in volume of receivables purchased. The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 2004, compared with the six-month period ended June 30, 2003:

     (Millions)
     Discount revenue earned on purchased accounts receivable:
          Volume of receivables purchased                                 $ 168
          Discount rates                                                   (206)
                                                                          -----
              Total                                                       $ (38)
                                                                          =====

     Finance charge revenue:
          Volume of receivables purchased                                 $ (19)
          Gross yields                                                      (30)
                                                                          -----
              Total                                                       $ (49)
                                                                          =====

     Interest income from investments:
          Volume of average investments outstanding                       $  19
          Interest rates                                                     (5)
                                                                          -----
              Total                                                       $  14
                                                                          =====

     Interest income from affiliates:
          Volume of average investments outstanding                       $   1
          Interest rates                                                     (2)
                                                                          -----
              Total                                                       $  (1)
                                                                          =====

     Interest expense other:
          Volume of average debt outstanding                              $  99
          Interest rates                                                   (138)
                                                                          -----
              Total                                                       $ (39)
                                                                          =====

   Provision for losses:
          Volume of receivables purchased                                 $ 117
          Provision rates and volume of recoveries                         (153)
                                                                          -----
              Total                                                       $ (36)
                                                                          =====

     Interest expense affiliates:
          Volume of average debt outstanding                              $   8
          Interest rates                                                      8
                                                                          -----
              Total                                                       $  16
                                                                          =====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Credco primarily purchases cardmember receivables without recourse from TRS. During the six-month periods ended June 30, 2004 and 2003, Credco purchased $120 billion and $95 billion, respectively, of charge cardmember and lending receivables. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the six-month periods ended June 30, 2004 and 2003 was 1.46 and 1.48, respectively. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the six-month periods ended June 30, 2004 and 2003 was 3.96 and 3.35, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Charge Cardmember Receivables

At June 30, 2004 and 2003, Credco owned $20.5 billion and $17.9 billion, respectively, of charge cardmember receivables and participation in charge cardmember receivables, representing 80 percent and 78 percent of the total receivables owned at June 30, 2004 and 2003, respectively. The charge cardmember receivables owned at June 30, 2004 and 2003 include $4.0 billion and $3.0 billion, respectively, of participation interests owned by CRC. CRC owns a participation in the seller's interest in charge cardmember receivables that have been conveyed to the American Express Master Trust (the Trust).


    Six months ended June 30, (Millions, except percentages and where indicated)       2004        2003
   -------------------------------------------------------------------------------------------------------
    Total charge cardmember receivables                                                $20,514    $17,935
    90 days past due as a % of total                                                       2.1%       2.4%
    Loss reserves                                                                      $   504    $   517
       as a % of receivables                                                               2.4%       2.9%
       as a % of 90 days past due                                                          117%       119%
    Write-offs, net of recoveries                                                      $   221    $   209
    Net loss ratio (1)                                                                    0.19%      0.23%
    Average life of charge cardmember receivables (in days) (2)                             32         33


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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)


Lending Receivables

Credco owned extended payment plan receivables and loans (lending receivables) totaling $5.2 billion at June 30, 2004 and 2003, which represents 20 percent and 22 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. At June 30, 2004 and 2003, there was no participation interest in lending receivables owned by CRC. This represents participation interests in the seller's interest in lending receivables that have been conveyed to the Master Trust, formed in 1996 to securitize lending receivables.


    Six months ended June 30, (Millions, except percentages)                        2004           2003
   -------------------------------------------------------------------------------------------------------
    Total lending receivables                                                      $5,152         $5,174
    Past due lending receivables as a % of total:
         30-89 days                                                                   2.7%           3.0%
         90+ days                                                                     1.4%           1.5%
    Loss reserves                                                                  $  183         $  233
       as a % of lending receivables                                                  3.5%           4.5%
       as a % of past due                                                              87%            99%
    Write-offs, net of recoveries                                                  $  113         $  173
    Net write-off rate (1)                                                           4.32%          6.86%


(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of lending receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

The following is an analysis of the credit reserves for charge cardmember and lending receivables (Millions):


                                                   2004               2003
                                                   ----               ----
     Balance, January 1                            $737               $741
     Provision for losses                           399                441
     Accounts written off                          (435)              (489)
     Other                                          (14)                57
                                                   ----               ----
     Balance, June 30                              $687               $750
                                                   ====               ====


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

                                AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

   DATE:  August 9, 2004        By  /s/ Walker C. Tompkins, Jr.
                                    ---------------------------------------
                                    Walker C. Tompkins, Jr.
                                    President and Chief Executive Officer


   DATE:  August 9, 2004            /s/ Erich Komdat
                                    ----------------
                                    Erich Komdat
                                    Vice President and Chief Accounting
                                    Officer

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
