Form 10-Q
period 2004-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2004-11-12
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Class                          Outstanding at November 5, 2004
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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Statements of Income and Retained
                   Earnings - Three and nine months ended
                   September 30, 2004 and 2003                               3

                   Consolidated Balance Sheets -
                   September 30, 2004 and December 31, 2003                  4

                   Consolidated Statements of Cash Flows -
                   Nine months ended September 30, 2004 and 2003             5

                   Notes to Consolidated Financial Statements                6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8

           Item 4. Controls and Procedures                                  14

PART II.   OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K                         15

                   Signatures                                               16

                   Exhibit Index                                           E-1

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   -----------------
                                                 2004     2003       2004     2003
                                                ------   ------     ------   ------
Revenues

Discount revenue earned from purchased
   accounts receivable                          $  325   $  352     $  960   $1,025
Finance charge revenue                              97      113        299      364
Interest income from investments                    25       16         77       54
Interest income from affiliates                     18        7         34       24
Other                                               12       --         13       10
                                                ------   ------     ------   ------
      Total revenues                               477      488      1,383    1,477
                                                ------   ------     ------   ------

Expenses

Interest expense - other                           186      197        543      593
Provision for losses, net of recoveries (1)        162      187        460      521
Interest expense - affiliates                       27       13         76       46
Other                                                9        9         25       29
                                                ------   ------     ------   ------
      Total expenses                               384      406      1,104    1,189
                                                ------   ------     ------   ------

Pretax income                                       93       82        279      288
Income tax provision                                28       28         91       99
                                                ------   ------     ------   ------
Net income                                          65       54        188      189

Retained earnings at beginning of period         2,879    2,631      2,756    2,496
                                                ------   ------     ------   ------
Retained earnings at end of period              $2,944   $2,685     $2,944   $2,685
                                                ------   ------     ------   ------

See notes to consolidated financial statements.

(1) Provision for losses are shown net of recoveries of $47 and $43 for the three-months ended September 30, 2004 and 2003, respectively, and $148 and $150 for the nine-months ended September 30, 2004 and 2003, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                       September 30,   December 31,
                                                            2004           2003
                                                       -------------   ------------
                                                        (Unaudited)
Assets

Cash and cash equivalents                                 $ 1,636         $ 1,528
Investments                                                 3,264           2,593
Charge cardmember receivables, less credit reserves:
   2004, $506; 2003, $555                                  19,377          20,610
Lending receivables, less credit reserves:
   2004, $150; 2003, $182                                   3,856           4,885
Loans and deposits with affiliates                          3,579           1,923
Deferred charges and other assets                             362             410
                                                          -------         -------
Total assets                                              $32,074         $31,949
                                                          -------         -------

Liabilities and Shareholder's Equity

Short-term debt                                           $ 3,877         $10,563
Short-term debt with affiliates                             5,348           5,155
Current portion of long-term debt                           4,938           1,060
Current portion of long-term debt with affiliates              --             918
Long-term debt                                             13,647           9,497
Long-term debt with affiliates                                 --             720
                                                          -------         -------
Total debt                                                 27,810          27,913
Due to affiliates                                             865             419
Accrued interest and other liabilities                        376             867
                                                          -------         -------
   Total liabilities                                       29,051          29,199
                                                          -------         -------

Shareholder's Equity

Common stock-authorized 3 million
   shares of $.10 par value; issued
   and outstanding 1.5 million shares                           1               1
Capital surplus                                               161             161
Retained earnings                                           2,944           2,756
Other comprehensive (loss) income, net of tax:
   Net unrealized securities (losses) gains                   (14)             11
   Net unrealized derivatives losses                          (70)           (179)
   Foreign currency translation adjustments                     1              --
                                                          -------         -------
Accumulated other comprehensive loss                          (83)           (168)
                                                          -------         -------
   Total shareholder's equity                               3,023           2,750
                                                          -------         -------
Total liabilities and shareholder's equity                $32,074         $31,949
                                                          -------         -------

See notes to consolidated financial statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  -----------------
                                                                    2004      2003
                                                                  -------   -------
Cash Flows from Operating Activities
Net income                                                        $   188   $   189
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for losses                                             608       671
     Amortization and other                                            22        --
     Changes in operating assets and liabilities:
        Deferred tax assets                                            28       (24)
        Due to affiliates                                             302       291
        Other operating assets and liabilities                       (267)      168
                                                                  -------   -------
Net cash provided by operating activities                             881     1,295
                                                                  -------   -------
Cash Flows from Investing Activities
Increase (decrease) in accounts receivable and loans                  257      (746)
Recoveries of accounts receivable previously written off              148       150
Purchase of participation interest in seller's interest in
   accounts receivable from affiliate                                (315)   (2,051)
Sale of participation interest in seller's interest in accounts
   receivable to affiliate                                             --       106
Sale of net accounts receivable to affiliate                        2,003       137
Purchase of net accounts receivable from affiliate                   (439)     (462)
Purchase of investments                                            (2,236)      (87)
Sales and maturities of investments                                 1,517       230
Loans and deposits due from affiliates, net                        (1,656)      388
Increase (decrease) in due to affiliates                              144    (1,256)
                                                                  -------   -------
Net cash used in investing activities                                (577)   (3,591)
                                                                  -------   -------
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt with affiliates
   with maturities of ninety days or less                             193      (650)
Net decrease in short-term debt - other with
   maturities of ninety days or less                               (5,462)   (1,787)
Issuance of debt with affiliates                                       22       432
Issuance of debt - other                                            8,983     9,278
Redemption of debt with affiliates                                 (1,660)       --
Redemption of debt - other                                         (2,272)   (6,191)
                                                                  -------   -------
Net cash (used in) provided by financing activities                  (196)    1,082
                                                                  -------   -------
Net increase (decrease) in cash and cash equivalents                  108    (1,214)
Cash and cash equivalents at beginning of period                    1,528     1,924
                                                                  -------   -------
Cash and cash equivalents at end of period                        $ 1,636   $   710
                                                                  -------   -------

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

     In August 2004, Credco purchased a 99.9% ownership interest in American Express Capital Australia (AECA), with the remaining 0.1% interest held by American Express International Inc. (AEII), a wholly owned subsidiary of American Express Limited (AEL), which is a wholly owned subsidiary of TRS. AECA was established as part of a change in local funding strategy for business in Australia.

     The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Credco at September 30, 2004 and the consolidated results of its operations and changes in its retained earnings for the three and nine-months ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Standards

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Credco adopted the disclosure provisions of this rule at December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) EITF 03-1-1, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. Credco will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   Investment Securities

     The following is a summary of investments at September 30, 2004 and December 31, 2003:

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                      September 30,   December 31,
(Millions)                                                                2004           2003
                                                                      -------------   ------------
Available-for-Sale, at fair value (cost, September 30, 2004-$3,286;
   December 31, 2003-$2,576)                                              $3,264         $2,593

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in 1) unrealized gains or losses on available-for-sale securities, 2) unrealized gains or losses on derivatives and 3) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                               Three Months Ended   Nine Months Ended
(Millions)                                        September 30,        September 30,
                                               ------------------   -----------------
                                                   2004   2003         2004   2003
                                                   ----   ----         ----   ----
Net income                                         $ 65   $ 54         $188   $189
Change in:
   Net unrealized securities (losses) gains          16     --          (25)    12
   Net unrealized derivatives (losses) gains        (53)    97          109    121
   Foreign currency translation adjustments           1     --            1     --
                                                   ----   ----         ----   ----
Total comprehensive income                         $ 29   $151         $273   $322
                                                   ====   ====         ====   ====

4.   Taxes and Interest

     Income taxes paid (net of refunds) during the nine-months ended September 30, 2004 and 2003 were $62 million and $146 million, respectively. Interest paid was $508 million and $650 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

5.   Subsequent Events

     In October 2004, American Express announced an agreement to sell the leasing product line in its small business financing unit, American Express Business Financial Corporation (AEBF), with a loan portfolio of approximately $1.5 billion, of which approximately $1.3 billion was owned by Credco at September 30, 2004.

     In October 2004, Credco established two additional 99.9% owned entities, American Express Euro Funding Limited Partnership (AEELP) and American Express Sterling Funding Limited Partnership (AESLP), and AESLP in turn established a wholly owned subsidiary, American Express Funding (Luxembourg) SARL (SARL), in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. These entities were funded with the proceeds of debt securities issued by Credco in sterling and in euros, in the third and fourth quarters of 2004, respectively. During October 2004, Credco sold its lending and charge card portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), an indirect wholly owned subsidiary of TRS. Subsequently, AESEL transferred with recourse receivables of (Pounds Sterling) 1.3 billion (approximately U.S. $2.5 billion) and (Euro) 485 million (approximately U.S. $619 million) to SARL and AEELP, respectively. These transfers of receivables with recourse will result in Credco recording additional loans with affiliates in October 2004.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Financing Activities

The portfolio for American Express Credit Corporation, including its subsidiaries where appropriate (Credco), consists principally of charge cardmember and lending receivables generally purchased without recourse from Card Issuers throughout the world and participation interests purchased without recourse in the seller's interest in non-interest-bearing cardmember receivables. These participation interests are owned by two master trusts operated by American Express Travel Related Services Company, Inc. (TRS) as part of its asset securitization programs. At September 30, 2004 and December 31, 2003, respectively, Credco owned $19.9 billion and $21.2 billion of charge cardmember receivables and participation in charge cardmember receivables, representing approximately 83 percent and 81 percent, respectively, of the total receivables owned. Lending receivables, representing approximately 17 percent and 19 percent of the total receivables owned, were $4.0 billion and $5.1 billion at September 30, 2004 and December 31, 2003, respectively.

In the nine months ended September 30, 2004, $3.0 billion of investor certificates previously issued by the American Express Credit Account Master Trust (the Master Trust) and $0.3 billion of investor certificates issued by the American Express Master Trust (the Trust) matured. In connection with these maturities, $17.5 million of Class B certificates, issued by the Trust, and $255.0 million of Class C certificates, issued by the Master Trust, matured. These certificates were held by Credco Receivables Corp. (CRC), a wholly owned subsidiary of Credco. At the time of the maturity of the Class B certificates, CRC purchased $324.6 million gross seller's interest in charge cardmember receivables ($315.1 million, net of reserves) from American Express Receivables Financing Corporation (RFC), a wholly owned subsidiary of TRS. In June 2004, CRC sold $1.2 billion of previously issued Class C certificates to American Express Receivables Financing Corporation II, a wholly owned subsidiary of TRS. Additionally, in connection with the October 2004 maturity of $810.8 million of investor certificates previously issued by the Trust, $60.8 million of Class B certificates, previously issued by the Trust, which were held by CRC as investments, matured.

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes and equity capital. Funding requirements are met primarily by the sale of commercial paper, the issuance of medium-term notes and borrowings under committed bank credit facilities. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the nine months ended September 30, 2004, Credco continued to have uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors and is a principal source of debt. At September 30, 2004 and December 31, 2003, respectively, Credco had $2.0 billion and $8.8 billion of commercial paper outstanding, net of cash equivalents. The outstanding amount, net of cash equivalents, decreased $6.8 billion or 77% from December 31, 2003 as a result of a change in Credco's funding strategy in certain local markets. Average commercial paper outstanding, net of cash equivalents, was $6.9 billion and $9.8 billion for the nine months ended September 30, 2004 and 2003, respectively. Credco currently manages the level of commercial paper outstanding, net of cash equivalents, such that the ratio of its committed bank credit facility to total short-term debt, which consists mainly of commercial paper, is not less than 100%. Committed bank line coverage of net short-term debt was 316% at September 30, 2004.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Medium- and long-term debt is raised through the offering of debt securities in the U.S. and European capital markets and borrowings under committed credit facilities. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At September 30, 2004 and December 31, 2003, Credco had an aggregate of $12.8 billion and $9.4 billion, respectively, of medium-term notes outstanding at fixed and floating rates with maturities of one to three years, a portion of which can be extended by the holders up to an additional four years. Credco's outstanding long term debt at September 30, 2004 and December 31, 2003 was $5.8 billion and $2.8 billion, respectively.

As of September 30, 2004, Credco had the ability to issue approximately $7.2 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission (SEC). In the first quarter of 2004, Credco issued $2.6 billion of floating rate medium-term notes under the shelf registration.

In addition, Credco; TRS; American Express Overseas Credit Corporation Limited (AEOCC), a wholly owned subsidiary of Credco; American Express Centurion Bank (Centurion Bank), a wholly owned subsidiary of TRS; and American Express Bank Ltd., a wholly owned indirect subsidiary of American Express Company (American Express) have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. In the third quarter of 2004, Credco issued (Pounds Sterling) 1.25 billion (approximately U.S. $2.2 billion) of fixed-rate debt instruments with maturities of three to five years under this program. The proceeds from these issuances were used for financing Credco's operations, including the purchase of receivables and the repayment of previously issued debt. At September 30, 2004, $2.7 billion was outstanding under this program, including $500 million issued by TRS. Subsequently, in October 2004, Credco issued a (Euro) 375 million (approximately U.S. $461 million) fixed-rate debt instrument with a maturity of five years under this program, the proceeds of which were used for financing operations, including the purchase of receivables and the repayment of previously issued debt.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. As previously reported, in June 2004, Credco, through a Canadian subsidiary, borrowed Canadian $2.0 billion (approximately U.S. $1.47 billion) under its bank credit facilities as part of a change in local funding strategy for its business in Canada. To date, most of the loan proceeds have been used to fund loans to Amex Bank of Canada, an indirect wholly owned subsidiary of TRS, and it is anticipated that eventually all of the proceeds will be so utilized.

In August 2004, Credco established a new 99.9% owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed Australian $2.7 billion (approximately U.S. $1.9 billion) to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian lending portfolio, net of reserves, of $980 million and charge card portfolio of $1,023 million to American Express Australia Limited (AEAL), which is an indirect wholly owned subsidiary of TRS and the issuer of charge and credit cards in Australia. Subsequently, AEAL transferred with recourse these receivables to AECA and will transfer with recourse new receivables originated by AEAL in the future to AECA. The transfer of receivables with recourse to AECA resulted in Credco recording a loan with affiliate of $1,942 million in its consolidated balance sheet at September 30, 2004.

In October 2004, Credco established two additional 99.9% owned entities, American Express Euro Funding Limited Partnership (AEELP) and American Express Sterling Funding Limited Partnership (AESLP), and AESLP in turn established a wholly owned subsidiary, American Express Funding (Luxembourg) SARL (SARL), in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. These entities were funded with the proceeds of debt securities issued by Credco in sterling and in euros, in the third and fourth quarters of 2004, respectively, as described above. During October 2004, Credco sold its lending and charge card portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), an indirect wholly owned subsidiary of TRS. Subsequently, AESEL transferred with recourse receivables of (Pounds Sterling) 1.3 billion (approximately U.S. $2.5

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

billion) and (Euro) 485 million (approximately U.S. $619 million) to SARL and AEELP, respectively. These transfers of receivables with recourse will result in Credco recording additional loans with affiliates in October 2004.

Liquidity Portfolio

In the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio to provide back-up liquidity primarily for its short-term and maturing debt. These funds were invested in U.S. Treasury securities with original maturities of two to three years. At September 30, 2004, Credco held $3.0 billion in U.S. Treasury notes under this program.

The invested amounts of the liquidity portfolio provide back-up liquidity for Credco's commercial paper program and other short-term debt. U.S. Treasury securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

From time to time, Credco may adjust the size and composition of its liquidity portfolio in order to pre-refund maturing debt obligations or when financial market conditions are favorable. These levels are monitored and adjusted when necessary to maintain short-term liquidity needs in response to seasonal or changing business conditions.

Committed Bank Credit Facilities

An alternate source of borrowing consists of committed credit line facilities. Credco, American Express, Centurion Bank and American Express Bank, FSB, a wholly owned subsidiary of TRS, maintain bank credit facilities of $10.75 billion, of which $9.28 billion was available as of September 30, 2004, including $6.70 billion allocated to Credco and $1.96 billion allocated to American Express. As discussed above, in June 2004, Credco borrowed Canadian $2.0 billion (approximately U.S. $1.47 billion) under these facilities as part of a change in local funding strategy for business in Canada. Credco has the right to borrow up to a maximum amount of $10.1 billion (including amounts outstanding) under these facilities, with a commensurate reduction in the amount available to American Express. The remainder of the credit lines is allocated to Centurion Bank and American Express Bank, FSB. These facilities expire as follows (billions): 2005, $3.75; 2006, $2.20; 2007, $1.05 and 2009, $3.75. The
availability of credit lines is subject to Credco's maintenance of a 1.25 ratio of earnings to fixed charges. For the nine-month period ended September 30, 2004, this ratio was 1.45.

In July 2004, Credco entered into a new 5-year multi-bank credit facility for Australian $3.25 billion (approximately U.S. $2.3 billion). In September 2004, Credco borrowed Australian $2.7 billion (approximately U.S. $1.9 billion) under this facility to provide an alternate funding source for business in Australia. The availability of the Australian credit facility is subject to Credco's maintenance of a 1.25 ratio of earnings to fixed charges.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco's credit rating.

Other Sources of Capital

In October 2004, American Express announced an agreement to sell the leasing product line in its small business financing unit, American Express Business Financial Corporation (AEBF) with a loan portfolio of approximately $1.5 billion, of which approximately $1.3 billion was owned by Credco at September 30, 2004.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Credco's decrease in discount revenue earned on purchased accounts receivable is attributable to lower discount rates, partially offset by an increase in the volume of receivables purchased. Finance charge revenue decreased as a result of lower gross yields and volume of average interest-bearing receivables outstanding. Interest income increased due to an increase in volume of investments outstanding. Other income increased as a result of gains on swap terminations in connection with the change in Credco's funding strategy. Interest expense decreased as a result of lower interest rates, partially offset by an increase in the volume of average debt outstanding. Provision for losses decreased reflecting a decrease in the provision rates due to improved credit quality, partially offset by an increase in volume of receivables purchased.

The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 2004, compared with the nine-month period ended September 30, 2003 (millions):

Discount revenue earned on purchased accounts receivable:
   Volume of receivables purchased                                        $ 186
   Discount rates                                                          (251)
                                                                          -----
      Total                                                               $ (65)
                                                                          =====

Finance charge revenue:
   Volume of average interest-bearing receivables outstanding             $ (20)
   Gross yields                                                             (45)
                                                                          -----
      Total                                                               $ (65)
                                                                          =====

Interest income from investments:
   Volume of average investments outstanding                              $  25
   Interest rates                                                            (2)
                                                                          -----
      Total                                                               $  23
                                                                          =====

Interest income from affiliates:
   Volume of average investments outstanding                              $   2
   Interest rates                                                             8
                                                                          -----
      Total                                                               $  10
                                                                          =====

Interest expense other:
   Volume of average debt outstanding                                     $ 113
   Interest rates                                                          (163)
                                                                          -----
      Total                                                               $ (50)
                                                                          =====

Provision for losses:
   Volume of receivables purchased                                        $ 141
   Provision rates and volume of recoveries                                (202)
                                                                          -----
      Total                                                               $ (61)
                                                                          =====
Interest expense affiliates:
   Volume of average debt outstanding                                     $  12
   Interest rates                                                            18
                                                                          -----
      Total                                                               $  30
                                                                          =====

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Credco primarily purchases cardmember receivables without recourse from TRS. During the nine-month periods ended September 30, 2004 and 2003, Credco purchased $180 billion and $148 billion, respectively, of charge cardmember and lending receivables. Non-interest-bearing charge cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing lending receivables are generally purchased at face amount. Non-interest-bearing receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 2004 and 2003 was 1.45. The ratio of earnings to fixed charges for American Express, the parent of TRS, for the nine-month periods ended September 30, 2004 and 2003 was 3.87 and 3.37, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of charge cardmember and lending receivables purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of receivables purchased.

Credco's effective tax rate for the nine month period ended September 30, 2004 was 32.3% compared with 34.3% during the nine month period ended September 30, 2003, reflecting in part the local funding programs introduced in Canada and Australia.

Charge Cardmember Receivables

At September 30, 2004 and 2003, Credco owned $19.9 billion and $19.1 billion, respectively, of charge cardmember receivables and participation in charge cardmember receivables, representing 83 percent and 79 percent of the total receivables owned at September 30, 2004 and 2003, respectively. The charge cardmember receivables owned at September 30, 2004 and 2003 include $4.1 billion and $3.9 billion, respectively, of participation interests owned by CRC. CRC owns a participation in the seller's interest in charge cardmember receivables that have been conveyed to the Trust.

Nine months ended September 30, (Millions, except percentages and where indicated)     2004      2003
----------------------------------------------------------------------------------   -------   -------
Total charge cardmember receivables                                                  $19,883   $19,059
90 days past due as a % of total                                                         2.2%      2.2%
Loss reserves                                                                        $   506   $   547
   as a % of receivables                                                                 2.5%      2.9%
   as a % of 90 days past due                                                            116%      128%
Write-offs, net of recoveries                                                        $   341   $   345
Net loss ratio (1)                                                                      0.20%     0.24%
Average life of charge cardmember receivables (in days) (2)                               32        33

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

Lending Receivables

Credco owned extended payment plan receivables and loans (lending receivables) totaling $4.0 billion and $5.2 billion, respectively, at September 30, 2004 and 2003, which represents 17 percent and 21 percent, respectively, of all interests in receivables owned by Credco. These receivables consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. At September 30, 2004 and 2003, there was no participation interest in lending receivables owned by CRC. This represents participation interests in the seller's

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

interest in lending receivables that have been conveyed to the Master Trust, formed in 1996 to securitize lending receivables.

Nine months ended September 30, (Millions, except percentages)    2004     2003
--------------------------------------------------------------   ------   ------
Total lending receivables                                        $4,006   $5,195
Past due lending receivables as a % of total:
   30-89 days                                                       2.6%     3.0%
   90+ days                                                         1.3%     1.5%
Loss reserves                                                    $  150   $  225
   as a % of lending receivables                                    3.7%     4.3%
   as a % of past due                                                97%      97%
Write-offs, net of recoveries                                    $  163   $  242
Net write-off rate (1)                                             4.29%    6.38%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of lending receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

The following is an analysis of the credit reserves for charge cardmember and lending receivables (Millions):

                                                                   2004    2003
                                                                  -----   -----
Balance, January 1                                                $ 737   $ 741
Provision for losses                                                608     671
Accounts written off                                               (652)   (738)
Other                                                               (37)     98
                                                                  -----   -----
Balance, September 30                                             $ 656   $ 772
                                                                  =====   =====

Forward-Looking Statements

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

Other Reporting Matters

Accounting Developments

In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Credco adopted the disclosure provisions of this rule at December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) EITF 03-1-1, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. Credco will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

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

          32.2 Certification of Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          Form 8-K, dated September 2, 2004, Item 2.03, reporting on indebtedness incurred under a credit agreement obtained for alternate funding arrangements.

          Form 8-K, dated September 9, 2004, Item 2.03, reporting on indebtedness incurred under a credit agreement obtained for alternate funding arrangements.

          Form 8-K, dated September 23, 2004, Item 2.03, reporting on the terms and conditions of debt issued outside of the United States.

          Form 8-K, dated October 15, 2004, Item 2.03, reporting on the terms and conditions of debt issued outside of the United States.

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

                                        AMERICAN EXPRESS CREDIT CORPORATION
                                        (Registrant)


DATE: November 12, 2004                 By /s/ Walker C. Tompkins, Jr.
                                           -------------------------------------
                                           Walker C. Tompkins, Jr.
                                           President and Chief Executive Officer


DATE: November 12, 2004                    /s/ Erich Komdat
                                           -------------------------------------
                                           Erich Komdat
                                           Vice President and Chief Accounting
                                           Officer

                       AMERICAN EXPRESS CREDIT CORPORATION
                 (a wholly owned subsidiary of American Express
                     Travel Related Services Company, Inc.)

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                              Description                              How Filed
               ------------------------------------------   ------------------------------
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