Form 10-K
period 2004-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2005-03-31
CIK 4969

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

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant's common stock. At March 25, 2005, 1,504,938 shares were outstanding.

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

Credco is primarily engaged in the business of financing most non-interest-bearing cardmember receivables arising from the use of the American Express'r' card, the American Express'r' Gold card, Platinum card'r' and Corporate card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel'r' and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. American Express cards and American Express credit cards are collectively referred to herein as the card.

American Express Card Business

American Express cards are currently issued in 45 currencies (including cards issued by third-party banks and other qualified institutions). The card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits cardmembers to charge purchases of goods or services in the United States and in most countries around the world at service establishments that have agreed to accept the card. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases at a discount that is principally determined by the value that is delivered to the service establishment and generally includes a premium over other card networks. Value is delivered to the service establishment through higher spending cardmembers relative to competing card networks, the volume of spending by all cardmembers, marketing programs and the insistence of cardmembers to use their cards when enrolled in rewards or other card loyalty programs. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

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

The American Express card businesses are subject to extensive regulation in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including:

o the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit);

o the Fair Credit Reporting Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected);

o the Truth in Lending Act (which, among other things, requires extensive disclosure of the terms upon which credit is granted);

o the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements);

o the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications); and

o the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs).

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the U.S.). The application of bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or written-off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the USA Patriot Act.

General Nature of Credco's Business

Credco generally purchases certain cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements (the Receivables Agreements) with TRS and certain of its subsidiaries that issue the card (Card Issuers). Net income primarily depends on the volume of receivables arising from the use of the card purchased by Credco, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of the receivables purchased. The average life and collectibility of accounts receivable generated by the use of the card are affected by factors such as general economic conditions, overall levels of consumer debt and the number of new cards issued.

Credco generally purchases cardmember receivables and loans without recourse. Amounts resulting from unauthorized charges (for example, those made with a lost or stolen card) are excluded from the definition of receivables and loans under the Receivables Agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, the Card Issuer repurchases the charge from Credco.

Credco generally purchases non-interest-bearing cardmember receivables at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit cardmember receivables at face amount. The Receivables Agreements generally require that non-interest-bearing receivables be purchased at a discount rate which yields to Credco earnings of at least 1.25 times its fixed charges on an annual basis. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. New groups of cardmember receivables are generally purchased net of reserve balances.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. During 2004, Credco began funding cardmember receivables and cardmember loans in Canada through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. In Australia, the United Kingdom and Germany, Credco began funding cardmember receivables and cardmember loans by acquiring such receivables and loans with recourse from the local card issuers, which are wholly-owned subsidiaries of TRS. These changes in local funding strategies resulted in Credco recording additional loans with affiliates in the aggregate of $6.6 billion in its Consolidated Balance Sheet at December 31, 2004.

Cardmember loans, which include extended payment plan receivables, are primarily funded by subsidiaries of TRS other than Credco, although certain cardmember loans are purchased by Credco. At December 31, 2004 and 2003, gross cardmember loans owned by Credco totaled $0.6 billion and $5.1 billion, respectively, representing approximately 3 percent and 19 percent, respectively, of all interests in cardmember receivables and loans owned by Credco. These cardmember loans consist of certain interest-bearing and discounted extended payment plan receivables comprised of American Express credit card, Sign & Travel and Extended Payment Option receivables, lines of credit and loans to American Express Bank Ltd. customers and interest-bearing equipment financing installment loans and leases. In December 2004, TRS sold the leasing product line in its small business financing unit, American Express Business Finance Corporation
(AEBF). In conjunction with the TRS sale, Credco sold $1.3 billion of leasing receivables to AEBF at par.

In conjunction with TRS' securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Finance Corporation
(RFC), a wholly-owned subsidiary of TRS. The participation interests represent undivided interests in cardmember receivables transferred to the American Express Master Trust by TRS, which originated the receivables. The American Express Master Trust is a non-qualifying special purpose entity that is consolidated by TRS.

The Card Issuers, at their expense and as agents for Credco, perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. The Receivables Agreements provide that, without the prior written consent of Credco, the credit standards used to determine whether a card is to be issued to an applicant may not be materially reduced and that the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

Volume of Business

The following table shows the volume of all cardmember receivables and cardmember loans purchased by Credco, excluding cardmember receivables and cardmember loans sold to affiliates, during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco at the end of such years (billions):

                           Volume of Gross           Receivables and Loans Owned
                   Receivables and Loans Purchased         at December 31,
                   -------------------------------   ---------------------------
Year                 Domestic   Foreign    Total      Domestic   Foreign   Total
----               -------------------------------------------------------------
2004                  $188.8     $51.3    $240.1        $19.7      $2.8    $22.5
2003                   153.2      56.1     209.3         17.8       8.4     26.2
2002                   137.2      46.9     184.1         15.2       6.8     22.0
2001                   159.0      45.1     204.1         17.4       5.6     23.0
2000                   161.3      44.8     206.1         19.5       5.2     24.7

The card business does not experience significant seasonal fluctuation, although card billed business tends to be moderately higher in the fourth quarter than in other quarters.

Cardmember Receivables

At December 31, 2004 and 2003, Credco owned $21.9 billion and $21.2 billion, respectively, of cardmember receivables and participation in cardmember receivables, representing 97 percent and 81 percent of the total cardmember receivables and loans owned at December 31, 2004 and 2003, respectively. As previously noted, CRC purchases the participation interests from RFC in conjunction with TRS' securitization program. During 2004, RFC participated to CRC an additional undivided interest totaling $1.2 billion ($1.1 billion net of reserves). At December 31, 2004 and 2003, CRC owned approximately $6.3 billion and $5.1 billion, respectively, of participation interests.

Years ended December 31, (Millions, except
percentages and where indicated)                         2004      2003      2002      2001      2000
                                                       -----------------------------------------------
Total cardmember receivables                           $21,888   $21,165   $17,169   $19,121   $22,565
90 days past due as a % of total                           2.1%      2.2%      2.6%      3.6%      2.7%
Loss reserves                                          $   555   $   555   $   498   $   683   $   640
   as a % of receivables                                   2.5%      2.6%      2.9%      3.5%      2.8%
   as a % of 90 days past due                              122%      121%      112%       99%      105%
Write-offs, net of recoveries                          $   471   $   463   $   568   $   703   $   543
Net loss ratio (1)                                        0.20%     0.23%     0.32%     0.35%     0.27%
Average life of cardmember receivables (in days) (2)        32        33        34        36        37

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.
(2) Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember Loans

At December 31, 2004 and 2003, Credco owned cardmember loans totaling $0.6 billion and $5.1 billion, respectively, representing 3 percent and 19 percent of all interests in cardmember receivables and loans owned by Credco at December 31, 2004 and 2003, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised of American Express credit card, Sign & Travel and Extended Payment Option receivables, and lines of credit and loans to American Express Bank Ltd. customers. At December 31, 2004 and 2003, CRC did not own any participation interests in cardmember loans.

Years ended December 31, (Millions, except
percentages and where indicated)              2004    2003     2002     2001     2000
                                             -----------------------------------------
Total cardmember loans                       $ 622   $5,067   $4,858   $3,927   $2,145
Past due cardmember loans as a % of total:
   30-89 days                                  6.1%     3.2%     4.2%     5.2%     6.7%
   90+ days                                    1.8%     1.5%     1.7%     1.6%     1.7%
Loss reserves                                $  55   $  182   $  243   $  164   $   99
   as a % of cardmember loans                  8.9%     3.6%     5.0%     4.2%     4.6%
   as a % of past due                          113%      76%      84%      62%      55%
Write-offs, net of recoveries                $ 183   $  310   $  330   $  165   $  111
Net write-off rate (1)                        4.40%    6.07%    7.37%    5.31%    4.66%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the years indicated.

The year over year decrease in Credco's owned cardmember loans was primarily driven by Credco's change in funding strategies during 2004 for cardmember receivables and loans in certain international markets, and the TRS sale of its small business financing unit, AEBF, in December 2004.

Sources of Funds

Credco's business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank lines of credit and issuances of U.S. and non-U.S. dollar medium- and long-term debt as well as through operations. The weighted average interest rate on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years was:

       Weighted Average
Year     Interest Rate
-----------------------
2004         2.98%
2003         3.46
2002         3.96
2001         5.98
2000         6.04

From time to time, American Express and certain of its subsidiaries purchase Credco's commercial paper at prevailing rates, enter into variable rate note agreements at interest rates generally above the 13-week Treasury bill rate or at interest rates based on LIBOR, and provide lines of credit. The largest amount of borrowings from American Express or its subsidiaries at any month end during the five years ended December 31, 2004, was $8.2 billion. At December 31, 2004, the amount borrowed was $5.5 billion. See Notes 4 and 5 to the Consolidated Financial Statements for additional information about Credco's debt, including Credco's lines of credit and long-term debt.

Foreign Operations

See Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco's foreign exchange risks and operations in different geographic regions.

Employees

At December 31, 2004, Credco had 25 employees.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

American Express, through its wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco's common stock.

Credco paid cash dividends of $125 million to TRS in 2004. No dividends were paid in 2003 or 2002. For information about limitations on Credco's ability to pay dividends, see Note 6 to the Consolidated Financial Statements.

Item 6. SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

($ in millions)                                2004      2003      2002      2001      2000
                                             -----------------------------------------------
Income Statement Data
Revenues                                     $ 1,832   $ 1,987   $ 2,153   $ 2,842   $ 2,601
Provision for losses, net of recoveries          628       701       846       937       689
Interest expense                                 863       852       916     1,458     1,459
Income tax provision                              75       135       118       140       150
Net income                                       234       260       228       277       286

Balance Sheet Data

Gross cardmember receivables                 $21,888   $21,165   $17,169   $19,121   $22,565
Reserve for losses, cardmember receivables      (555)     (555)     (498)     (683)     (640)
Gross cardmember loans                           622     5,067     4,858     3,927     2,145
Reserve for losses, cardmember loans             (55)     (182)     (243)     (164)      (99)
Loans and deposits with affiliates             7,039     1,923     2,047     1,907     1,742
Total assets                                  36,260    31,949    27,665    26,542    28,326
Short-term debt                               13,245    15,718    15,145    20,584    22,972
Current portion of long-term debt              5,734     1,978     5,751       800       550
Long-term debt                                12,880    10,216     2,117     1,030     1,811
Shareholder's equity                           2,993     2,750     2,315     2,200     2,152
Cash dividends                                   125        --        --        --       200

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

American Express Credit Corporation's (Credco) significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to reserves for cardmember losses and investment securities valuation.

Reserves for cardmember losses

Credco's reserves for losses relating to cardmember receivables and loans represent management's estimate of the amount necessary to absorb losses inherent in Credco's outstanding portfolio of cardmember receivables and loans. Management's evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. In exercising its judgment to adjust reserves that are calculated by the analytic model, management considers the level of coverage of past-due accounts, as well as external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager's index, bankruptcy filings and the regulatory environment. Management believes the impact of each of these indicators can change from time to time and thus reviews these indicators in concert.

Receivables and loans are written-off when management deems amounts to be uncollectible, which is generally determined by the numbers of days past due. In general, bankruptcy and deceased accounts are written-off upon notification, or when 180 days past due for lending products and 360 days past due for charge card products. For all other accounts, write-off policy is based upon the delinquency and product. Given both the size and the volatility of write-offs, management continually monitors evolving trends and adjusts its business strategy accordingly. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for losses, as applicable. As of December 31, 2004, if average write-off rates were 5 percent higher or lower, the reserve for losses would change by approximately $30 million.

Investment securities valuation

Investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in accumulated other comprehensive income
(loss) within equity, net of income tax provisions (benefits). Gains and losses are recognized in results of operations upon disposition of the securities. Losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration and size of that gap and management's judgment about the issuer's current and prospective financial condition. The fair value of the Available-for-Sale investment portfolio is primarily based on quoted market prices. As of December 31, 2004, there were $38 million in gross unrealized losses that related to $3.2 billion of Available-for-Sale securities. Credco does not have any securities which have been in a continuous unrealized loss position over a period of 12 months or more as of December 31, 2004. As part of its ongoing monitoring process, management has determined that all of the gross unrealized losses on these securities are attributable to changes in interest rates. Additionally, Credco has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities is other-than-temporarily impaired at December 31, 2004.

See Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements for a discussion of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which, when finalized by the Financial Accounting Standards Board (FASB), may affect Credco's investment securities valuation policy.

Liquidity and Capital Resources

Financing Activities

Credco's portfolio consists principally of cardmember receivables and cardmember loans generally purchased without recourse from Card Issuers throughout the world. Additionally, Credco's portfolio includes participation interests representing undivided interests in non-interest-bearing cardmember receivables purchased without recourse from RFC. At December 31, 2004 and 2003, Credco owned $21.9 billion and $21.2 billion, respectively, of cardmember receivables and participation in cardmember receivables, representing approximately 97 percent and 81 percent, respectively, of the total cardmember receivables and loans owned. Cardmember loans, representing approximately 3 percent and 19 percent of the total cardmember receivables and loans owned, were $0.6 billion and $5.1 billion at December 31, 2004 and 2003, respectively.

During June 2004, Credco Receivables Corporation (CRC), a wholly-owned subsidiary of Credco, sold $1.2 billion of Class C Notes previously issued by the American Express Credit Account Master Trust, a qualified special purpose entity, to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS. The Class C Notes were sold at par and, as such, no gain or loss was recognized in conjunction with the transaction. Additionally, during 2004, $255 million of the Class C Notes matured. At December 31, 2004, CRC has approximately $56 million of Class C Note investments remaining. CRC is also invested in certain Class B Notes that have been issued by the American
Express Master Trust. During 2004, $78 million of the Class B Notes matured.
At December 31, 2004, CRC has approximately $142 million of Class B Note investments remaining. At the time of the Class B Note maturities, RFC participated to CRC additional interests totaling $1.2 billion ($1.1 billion net of reserves) in cardmember receivables held by the American Express Master Trust. CRC owned approximately $6.3 billion and $5.1 billion, respectively, of participation interests at December 31, 2004 and 2003.

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes, committed bank borrowing facilities and equity capital. Funding requirements are met primarily by the sale of commercial paper, the issuance of medium-term notes and borrowings under long-term committed bank credit facilities in certain international markets. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During 2004, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors. At December 31, 2004, Credco had $7.6 billion of commercial paper outstanding. The outstanding amount declined $2.7 billion or 26 percent from a year ago primarily as a result of a change in Credco's funding strategy in certain international markets. Average commercial paper outstanding was $7.6 billion and $9.7 billion in 2004 and 2003, respectively. Credco currently manages the level of commercial paper outstanding, net of certain short-term investments, such that the ratio of its committed bank credit facility to net short-term debt is not less than 100%. Net short-term debt, which consists mainly of commercial paper less cash and cash equivalents, was $4.0 billion at December 31, 2004. Based on the maximum available borrowings under committed bank credit facilities, Credco's committed bank line coverage of net short-term debt was 228% at December 31, 2004.

Medium- and long-term debt is raised through the offering of debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At December 31, 2004 and 2003, Credco had an aggregate of $12.2 billion and $9.4 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional four years. Credco's outstanding long-term debt at December 31, 2004 and 2003 was $6.4 billion and $2.8 billion, respectively. During 2004 and 2003, Credco's average medium- and long-term debt outstanding was $15.0 billion and $10.4 billion, respectively.

In 2004, medium- and long-term debt with maturities ranging from two to five years was issued. Credco's 2004 term offerings are highlighted in the table below:

(Millions)                                                                Amount
--------------------------------------------------------------------------------
Floating Rate Medium-Term Notes                                           $2,550
Fixed Rate Medium-Term Notes                                              $2,726
Borrowings under bank credit facilities                                   $3,417
--------------------------------------------------------------------------------

These long-term debt issues have longer average maturities and a wider distribution along the maturity spectrum as compared to the 2003 long-term funding activity to reduce and spread out the refinancing requirement in future periods.

Credco's funding strategy is designed to maintain high and stable debt ratings from the major credit rating agencies, Moody's, Standard & Poor's and FitchRatings. Maintenance of high and stable debt ratings is critical to ensuring Credco has continuous access to the capital and credit markets. It also enables Credco to reduce its overall borrowing costs. At December 31, 2004, Credco's debt ratings were as follows:

                                                         Standard
                                               Moody's   & Poor's   FitchRatings
--------------------------------------------------------------------------------
Short-term                                       P-1        A-1          F1
Senior unsecured                                 Aa3        A+           A+
--------------------------------------------------------------------------------

Rating agencies review factors such as capital adequacy with a view towards maintaining certain levels of capital, liquidity, business volumes, asset quality and economic market trends, among others, in assessing Credco's and its subsidiaries' appropriate ratings.

On February 1, 2005, American Express announced plans to pursue a tax-free spin-off of the common stock of its American Express Financial Corporation subsidiary through a special dividend to American Express common shareholders. After the announcement of the proposed spin-off, Moody's affirmed American Express' long-term and short-term debt ratings of A1 and P-1, respectively. Moody's also affirmed Credco's long-term and short-term debt ratings of Aa3 and P-1, respectively. Standard & Poor's and FitchRatings both affirmed American Express' and Credco's short-term debt ratings of A-1 and F1, respectively, and placed American Express and Credco on a negative credit watch pending an understanding of the final details of the proposed spin-off.

At December 31, 2004, Credco had the ability to issue approximately $7.3 billion of debt securities under shelf registration statements filed with the Securities and Exchange Commission (SEC).

In addition, Credco; TRS; American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; and American Express Bank Ltd., a wholly-owned subsidiary of American Express have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. In the third quarter of 2004, Credco issued pounds sterling 1.25 billion (approximately U.S. $2.2 billion) of fixed-rate debt instruments with maturities of three to five years under this program. Additionally, in October 2004, Credco issued a euros 375 million (approximately U.S. $461 million) fixed-rate debt instrument with a maturity of five years. The proceeds of these issuances were used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At December 31, 2004, $3.4 billion was outstanding under this program, including $2.9 billion issued by Credco during the year. At December 31, 2003, $0.5 billion of debt was outstanding under this program.

In August 2004, Credco established a new 99.9 percent owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed Australian $2.7 billion (approximately U.S. $1.9 billion) to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian cardmember loan portfolio, net of reserves, of $980 million and cardmember receivable portfolio of $1,023 million to American Express Australia Limited
(AEAL), a wholly-owned subsidiary of TRS and the issuer of charge and credit cards in Australia. Subsequently, AEAL transferred with recourse these cardmember receivables and cardmember loans to AECA and will transfer with recourse new cardmember receivables and cardmember loans originated by AEAL in the future to AECA. The transfer of cardmember receivables and cardmember loans with recourse to AECA resulted in Credco recording a loan with affiliate of $2.1 billion in its Consolidated Balance Sheet at December 31, 2004.

Additionally, in October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP) in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). These entities were funded with the proceeds of debt securities issued by Credco in pounds sterling and euros, in the third and fourth quarters of 2004, respectively. During the fourth quarter of 2004, Credco sold its cardmember loan and receivable portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), a wholly-owned subsidiary of TRS. Subsequently, AESEL transferred with recourse cardmember receivables and cardmember loans of pounds sterling 1.3 billion (approximately U.S. $2.5 billion) and euros 485 million (approximately U.S. $619 million) to SARL and AEELP, respectively. These transfers of cardmember receivables and cardmember loans with recourse resulted in Credco recording additional loans with affiliates of $2.9 billion in its Consolidated Balance Sheet at December 31, 2004.

Credco paid cash dividends of $125 million to TRS in 2004. No dividends were paid in 2003 or 2002.

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

In 2004, Credco continued to strengthen its liquidity position by reducing its reliance on short-term debt, extending and spreading out its debt maturities and enhancing the capacity and flexibility of its contingent funding resources. Short-term debt as a percentage of total debt declined to 42% at December 31, 2004 from 57% at December 31, 2003.

Credco estimates it will have funding requirements of approximately $5.7 billion within the next year related to the maturity of medium- and long-term debt obligations. In addition, Credco expects to maintain short-term debt of approximately $8 billion over the period. Credco believes that its funding plan is adequate to meet these requirements.

Credco believes that its existing sources of funding provide sufficient depth and breadth to meet normal operating needs. In addition, alternative liquidity sources are available, mainly in the form of the liquidity portfolio, securitization of cardmember receivables and loans through American Express affiliates, and committed bank credit facilities, to provide uninterrupted funding over a twelve-month period should access to unsecured debt sources become impaired.

Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in overnight, highly liquid instruments. In addition, in the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio in which proceeds raised from such borrowings are invested in U.S. Treasury securities. At December 31, 2004, Credco held $3.0 billion of U.S. Treasury notes under this program. The invested amounts of the liquidity portfolio provide back-up liquidity, primarily for Credco's commercial paper program. U.S. Treasury securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities with 53 large institutions totaling $12.7 billion (including $1.96 billion available to American Express and the $2.3 billion Australian Credit Facility discussed below) at December 31, 2004. As contemplated, in the second quarter of 2004, Credco borrowed $1.47 billion under these facilities as part of a change in local funding strategy for business in Canada. Credco has the right to borrow a maximum of $12.7 billion (including amounts outstanding) under these facilities, with a commensurate reduction in the amount available to American Express. These facilities expire as follows (billions): 2005, $3.3; 2006, $2.2; 2007, $1.0 and 2009, $6.2.

The availability of the credit lines is subject to Credco's compliance with certain financial covenants, including the maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. At December 31, 2004, Credco's ratio of combined earnings and fixed charges to fixed charges was 1.36.

In the third quarter of 2004, Credco entered into a new 5-year multi-bank credit facility for Australian $3.25 billion (approximately U.S. $2.3 billion) and borrowed Australian $2.7 billion (approximately U.S. $1.9 billion) under this credit facility to provide an alternate funding source for business in Australia. The availability of the Australian credit facility is subject to Credco's maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco's credit rating.

Contingent Liquidity Planning

Credco has developed a contingent funding plan that enables it to meet its daily funding obligations when access to unsecured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that Credco could continuously maintain normal business operations for at least a twelve-month period in which its access to unsecured funds is interrupted. From time to time, Credco may increase its liquidity portfolio in order to pre-refund maturing debt obligations when financial market conditions are favorable. These levels are monitored and adjusted when necessary to maintain short-term liquidity needs in response to seasonal or changing business conditions.

The funding sources that would be relied upon depend on the exact nature of such a hypothetical liquidity crisis; nonetheless, Credco's liquidity sources are designed with the goal of ensuring there is sufficient cash on hand to fund business operations over a twelve-month period regardless of whether the liquidity crisis is caused by an external, industry or Credco-specific event. The contingent funding plan also addresses operating flexibilities in quickly making these funding sources available to meet all financial obligations. The simulated liquidity crisis is defined as a sudden and unexpected event that temporarily impairs access to or makes unavailable funding in the unsecured debt markets. The contingent funding plan includes access to diverse sources of alternative funding, including but not limited to its liquidity investment portfolio, securitization of cardmember receivables and loans through American Express affiliates, committed bank lines, and intercompany borrowings. Credco estimates that, under a worst case liquidity crisis scenario, it has in excess of $12 billion in alternate funding sources available to cover cash needs over the first 60 days after a liquidity crisis has occurred.

Results of Operations

Credco generally purchases cardmember receivables without recourse from TRS. Non-interest-bearing cardmember receivables are purchased at face amount less a specified discount agreed upon from time to time, and interest-bearing revolving credit cardmember receivables are generally purchased at face amount. Non-interest-bearing cardmember receivables are purchased under Receivables Agreements that generally provide that the discount rate shall not be lower than a rate that yields earnings of at least 1.25 times fixed charges on an annual basis. The ratio of earnings to fixed charges was 1.36, 1.46 and 1.38 in 2004, 2003 and 2002, respectively. The ratio of earnings to fixed charges for American Express for 2004, 2003 and 2002 was 3.75, 3.44 and 2.89, respectively. The Receivables Agreements also provide that consideration will be given from time to time to revising the discount rate applicable to purchases of new receivables to reflect changes in money market interest rates or significant changes in the collectibility of the receivables. Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount rates applicable thereto, the relationship of total discount to Credco's interest expense and the collectibility of cardmember receivables and loans purchased.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts (millions):

                                                                   2004    2003
--------------------------------------------------------------------------------
Discount revenue earned on purchased accounts receivable:
   Volume of receivables purchased                                $ 187   $ 240
   Discount rates                                                  (320)   (329)
--------------------------------------------------------------------------------
      Total                                                       $(133)  $ (89)
--------------------------------------------------------------------------------
Finance charge revenue:
   Volume of loans purchased                                      $ (97)  $ (14)
   Interest rates                                                   (40)    (41)
--------------------------------------------------------------------------------
      Total                                                       $(137)  $ (55)
--------------------------------------------------------------------------------
Interest income from investments:
   Volume of average investments outstanding                      $  31   $  12
   Interest rates                                                     4     (26)
--------------------------------------------------------------------------------
      Total                                                       $  35   $ (14)
--------------------------------------------------------------------------------
Interest income from affiliates:
   Volume of average investments outstanding                      $  22   $  (2)
   Interest rates                                                    66     (12)
--------------------------------------------------------------------------------
      Total                                                       $  88   $ (14)
--------------------------------------------------------------------------------
Interest expense:
   Volume of average debt outstanding                             $ 159   $  72
   Interest rates                                                  (183)   (108)
--------------------------------------------------------------------------------
      Total                                                       $ (24)  $ (36)
--------------------------------------------------------------------------------
Provision for losses:
   Volume of receivables purchased                                $ 133   $ 146
   Provision rates and volume of recoveries                        (206)   (291)
--------------------------------------------------------------------------------
      Total                                                       $ (73)  $(145)
--------------------------------------------------------------------------------
Interest expense-affiliates:
   Volume of average debt outstanding                             $   6   $  (2)
   Interest rates                                                    29     (26)
--------------------------------------------------------------------------------
      Total                                                       $  35   $ (28)
--------------------------------------------------------------------------------

Credco's decrease in discount revenue earned on purchased accounts receivable during 2004 is attributable to lower discount rates, partially offset by an increase in the volume of cardmember receivables purchased. Finance charge revenue in 2004 decreased as a result of lower gross yields and volume of average interest-bearing cardmember loans outstanding. Interest income from investments in 2004 increased primarily due to higher volume of average investments outstanding. The increase in interest income from affiliates is attributable to higher yields and greater volume of average investments outstanding. Interest expense decreased in 2004 as a result of lower interest rates partially offset by an increase in the volume of average debt outstanding. Provision for losses decreased during 2004 reflecting lower provision rates due to improved credit quality partially offset by an increase in the volume of cardmember receivables purchased.

Credco's effective tax rate for the years ended December 31, 2004, 2003 and 2002 was 24.3 percent, 34.2 percent and 34.1 percent, respectively. The effective tax rate was lower in 2004 as compared to 2003 and 2002 primarily as a result of one-time and ongoing benefits related to changes in international funding strategy during 2004. The shifts in international funding strategy, which diversify funding sources and increase liquidity, are expected also to benefit Credco's effective tax rate and net income in future periods despite somewhat higher related funding costs.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credco's risk management objective is to monitor and control risk exposures to earn returns commensurate with the appropriate level of risk assumed. In addition to business risk, Credco recognizes three fundamental sources of risk: credit risk, market risk and operational risk. These risks are interrelated, and management has adopted well defined principles to guide Credco's business strategies and objectives. Credco views credit risk as a component of driving profitable growth. Market risk is hedged or managed within established parameters to sustain such earnings growth, while operational risk arising from Credco's business activities is carefully monitored to maintain it within acceptable limits.

Credco's risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board approved risk management policies, objectives and the American Express Board oversight of risk management parameters. Supporting the American Express Board in its oversight function are other risk management oversight committees, such as American Express' Treasury Department and other asset and liability management committees. The American Express Enterprise Risk Management Committee (ERMC) supplements the risk management capabilities resident within American Express' business segments by routinely reviewing key market, credit, operational and other risk concentrations across American Express and recommending action where appropriate. The ERMC recommends risk limits, promotes a rigorous understanding of risks across American Express, including Credco, and supports management in making risk-return decisions.

Credit risk is defined as the risk of loss from obligor or counterparty default. Credco is exposed to credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse, as well as through its participation interests. As a portfolio consisting of millions of borrowers and individual exposures, a portfolio effect from diversification is considerable, with a loss distribution characterized by a higher frequency but manageable severity that is more closely linked to general economic conditions than to borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in the cardmember receivables and cardmember loans. Credit risk associated with Credco's derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco's counterparties are all required to be rated investment grade or higher. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Market risk represents loss in value of portfolios and financial instruments due to adverse changes in market variables. Credco's market risk consists primarily of interest rate risk and foreign exchange risk. Market risk exposures are monitored and managed by various risk committees, American Express' Treasury Department as well as by management. The American Express Board approved policies related to funding, investments and the use of derivative financial instruments have been established. With respect to derivative financial instruments, the value of such instruments is derived from an underlying variable or multiple variables, including commodity, equity, foreign exchange and interest rate indices or prices. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, as such, are an integral part of Credco's market risk and asset liability management strategy and processes. Interest rate risk is generated by the funding of cardmember receivables and fixed rate cardmember loan purchases through longer term variable rate borrowings. Such assets and liabilities generally do not create naturally offsetting positions as it relates to basis, re-pricing or maturity characteristics. By using derivative financial instruments, such as interest rate swaps, the interest rate profile can be adjusted to maintain and manage a desired profile. In addition, foreign exchange risk is generated by cross-currency purchased cardmember receivables and cardmember loans, foreign currency denominated balance sheet exposures and foreign currency earnings in international units. Credco hedges this market exposure to the extent it is economically justified through various means including local market cross-currency funding and the use of derivative financial instruments, such as foreign exchange forward and cross-currency swap contracts, which can help "lock in" Credco's exposure to specific currencies at a specified rate. As a general matter, virtually all foreign exchange risk is risk managed to decrease Credco's exposure to currency rate fluctuations.

The following discussion includes sensitivity analysis of interest rate and foreign currency risk and estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur, including revising the discount rate applicable to purchases of new receivables. As a result, actual earnings consequences will differ from those quantified. The detrimental effect on Credco's pre-tax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $65 million and $47 million, based on 2004 and 2003 year-end positions, respectively. This effect is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. From a foreign exchange risk perspective, based on the year-end 2004 and 2003 foreign exchange positions, the effect on Credco's earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

Credco defines operational risk as the risk of not achieving business objectives due to failed processes, people or information systems, or from the external environment (e.g., natural disasters). The management of operational risk is an important priority for Credco. Operational risk can impact an organization through direct or indirect financial loss, brand or reputational damage, customer dissatisfaction, or legal or regulatory penalties. Credco is committed to improving its ability to prioritize and manage operational risk through the delivery of a comprehensive operational risk program. American Express' Operational Risk Committee, which includes representatives from Credco's management, is developing enterprise-wide guidelines and tools for managing operational risk. However, day-to-day management of operational risk lies with Credco. Credco continues to enhance its operational risk management practices on an on-going basis. During 2005 and 2006, Credco will implement a robust self-assessment methodology. The self-assessment methodology is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, and facilitates compliance with Section 404 of the Sarbanes-Oxley Act. The implementation of this methodology is expected to result in improved operational risk intelligence and a heightened level of preparedness to deal with operational risk events and conditions that may adversely impact Credco's operations.

Forward-looking Statements

Various forward-looking statements have been made in this Annual Report on Form 10-K. Forward-looking statements may also be made in Credco's other reports filed with the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "evaluate", "plan", "estimate", "aim", "will", "may", "should", "could", "would", "likely" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco's forward-looking statements include, but are not limited to:

     o credit trends and the rate of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

     o Credco's ability to accurately estimate the provision for losses in Credco's outstanding portfolio of cardmember receivables and loans;

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          1.   Financial Statements.

               See Index to Financial Statements at page F-1 hereof.

          2.   Supplementary Financial Information.

               Selected quarterly financial data. See Note 14 to the Consolidated Financial Statements appearing herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

          Credco's management, with the participation of Credco's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Credco's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco's disclosure controls and procedures are effective. There have not been any changes in Credco's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Credco's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Credco's internal control over financial reporting.

Item 9B. OTHER INFORMATION.

          Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

          Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP (Ernst & Young) as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2004.

          On November 22, 2004, the Audit Committee of the Board of Directors of American Express Company appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2005 and dismissed Ernst & Young for such period.

          Each year the Audit Committee reviews the accountants' qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit Committee charter requires a detailed review of American Express' accounting firm, which would include a comparison of resources available in other firms. The Committee conducted such a review in 2004, resulting in the appointment of PricewaterhouseCoopers.

          Ernst & Young's reports on Credco's Consolidated Financial Statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of Credco's Consolidated Financial Statements for the years ended December 31, 2004 and 2003 and through the date hereof, there were no disagreements between us and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make a reference to the subject matter of disagreements in connection with its reports. During the years ended December 31, 2004 and 2003, and during the subsequent interim period through the date hereof, there have been no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K. During Credco's two most recent fiscal years and through the date hereof, we did not consult with PricewaterhouseCoopers in respect of our consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 regarding any of the matters or events set forth in
          Item 304(a)(2)(i) and (ii) of Regulation S-K.

          Audit Fees

          The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of Credco's Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $315,000 for 2004 and $407,000 for 2003.

          Audit-Related Fees

          Credco was not billed by Ernst & Young for any fees for audit-related services for 2004 or 2003.

          Tax Fees

          Credco was not billed by Ernst & Young for any tax fees for 2004 or 2003.

          All Other Fees

          Credco was not billed by Ernst & Young for any other fees for 2004 or 2003.

          Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

          Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco's independent registered public accountants are subject to the specific pre-approval of the Audit Committee of American Express. All audit and permitted non-audit services to be performed by Credco's independent registered public accountants require pre-approval by the Audit Committee in accordance with pre-approval procedures established by the Audit Committee. The procedures require all proposed engagements of Credco's independent registered public accountants for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit Committee of American Express prior to the beginning of any services.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)


DATE: March 31, 2005                  By /s/ Walker C. Tompkins, Jr.
                                         ---------------------------------------
                                         Walker C. Tompkins, Jr.
                                         President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


DATE: March 31, 2005                  By /s/ Walker C. Tompkins, Jr.
                                         ---------------------------------------
                                         Walker C. Tompkins, Jr.
                                         President, Chief Executive Officer
                                         and Director


DATE: March 31, 2005                     /s/ Erich Komdat
                                         ---------------------------------------
                                         Erich Komdat
                                         Vice President and Chief Accounting
                                         Officer


DATE: March 31, 2005                     /s/ Paul H. Hough
                                         ---------------------------------------
                                         Paul H. Hough
                                         Chief Financial Officer and Director


DATE: March 31, 2005                     /s/ David L. Yowan
                                         ---------------------------------------
                                         David L. Yowan
                                         Vice President and Director

                       AMERICAN EXPRESS CREDIT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
       COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                  (Item 14 (a))

                                                                   Page Number
                                                                 ---------------
Financial Statements:

   Report of Independent Registered Public Accounting Firm            F-2
   Consolidated Statements of Income                                  F-3
   Consolidated Balance Sheets                                        F-4
   Consolidated Statements of Cash Flows                              F-5
   Consolidated Statements of Shareholder's Equity                    F-6
   Notes to Consolidated Financial Statements                     F-7 to F-20

Schedule:

   II - Valuation and Qualifying Accounts                             F-21

All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
American Express Credit Corporation

We have audited the accompanying consolidated balance sheets of American Express Credit Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of American Express Credit Corporation's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP


New York, New York
March 16, 2005

                       AMERICAN EXPRESS CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)                      2004     2003     2002
--------------------------------------------------------------------------------
Revenues

Discount revenue earned from purchased cardmember
   receivables and loans                                $1,266   $1,399   $1,488
Finance charge revenue                                     339      476      531
Interest income from investments                           104       69       83
Interest income from affiliates                            119       31       45
Other                                                        4       12        6
--------------------------------------------------------------------------------
   Total revenues                                        1,832    1,987    2,153
--------------------------------------------------------------------------------

Expenses

Provision for losses, net of recoveries
   of: 2004, $187; 2003, $204; 2002, $221                  628      701      846
Interest expense                                           758      782      818
Interest expense - affiliates                              105       70       98
Other                                                       32       39       45
--------------------------------------------------------------------------------
   Total expenses                                        1,523    1,592    1,807
--------------------------------------------------------------------------------

Pretax income                                              309      395      346
Income tax provision                                        75      135      118
--------------------------------------------------------------------------------
Net income                                              $  234   $  260   $  228
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)                                       2004       2003
------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                    $  3,802   $  1,528
Investments                                                                     3,183      2,593
Cardmember receivables, less reserves:
   2004, $555; 2003, $555                                                      21,333     20,610
Cardmember loans, less reserves:
   2004, $55; 2003, $182                                                          567      4,885
Loans and deposits with affiliates                                              7,039      1,923
Deferred charges and other assets                                                 336        410
------------------------------------------------------------------------------------------------
Total assets                                                                 $ 36,260   $ 31,949
------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity

Short-term debt                                                              $  7,780   $ 10,563
Short-term debt with affiliates                                                 5,465      5,155
Current portion of long-term debt                                               5,734      1,060
Current portion of long-term debt with affiliates                                  --        918
Long-term debt                                                                 12,880      9,496
Long-term debt with affiliates                                                     --        720
                                                                             --------   --------
Total debt                                                                     31,859     27,912
Due to affiliates                                                               1,148        419
Accrued interest and other liabilities                                            260        868
------------------------------------------------------------------------------------------------
   Total liabilities                                                           33,267     29,199
------------------------------------------------------------------------------------------------

Shareholder's Equity

Common stock-authorized 3 million
   shares of $.10 par value; issued and outstanding 1.5 million shares              1          1
Capital surplus                                                                   161        161
Retained earnings                                                               2,865      2,756
Accumulated other comprehensive income (loss):
   Net unrealized securities gains (losses), net of tax:
      2004, $13; 2003, $(6)                                                       (25)        11
   Net unrealized derivatives losses, net of tax:
      2004, $6; 2003, $96                                                         (11)      (179)
   Foreign currency translation adjustments, net of tax:
      2004, $(1); 2003, $-                                                          2         --
------------------------------------------------------------------------------------------------
      Total accumulated other comprehensive loss                                  (34)      (168)
------------------------------------------------------------------------------------------------
   Total shareholder's equity                                                   2,993      2,750
------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                   $ 36,260   $ 31,949
------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)                                             2004      2003      2002
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                   $   234   $   260   $   228
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for losses                                                        628       701       846
     Amortization and other                                                       13        --        --
     Changes in operating assets and liabilities:
        Deferred tax assets                                                       29        (3)       54
        Due to affiliates                                                         11        16      (143)
        Other operating assets and liabilities                                  (298)      182       388
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        617     1,156     1,373
--------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Decrease (increase) in cardmember receivables and loans                        1,150    (3,166)   (1,329)
Recoveries of cardmember receivables and loans previously written off            187       204       221
Purchase of participation interest in seller's interest in
   cardmember receivables and loans from affiliate                            (1,121)   (2,051)   (1,518)
Sale of participation interest in seller's interest in cardmember
   receivables and loans to affiliate                                             --       106     1,866
Sale of net cardmember receivables and loans to affiliate                      3,128       460     1,543
Purchase of net cardmember receivables and loans from affiliate                 (377)     (462)     (713)
Purchase of investments                                                       (2,237)     (888)     (579)
Maturity of investments                                                          333       230        95
Sale of investments                                                            1,244        --        --
Loans and deposits due from affiliates                                        (4,760)      123      (140)
Increase (decrease) due to affiliates                                            718    (1,015)      136
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (1,735)   (6,459)     (418)
--------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net increase in short-term debt with affiliates
   with maturities of ninety days or less                                        309     1,376     1,565
Net decrease in short-term debt - other with
   maturities of ninety days or less                                          (1,490)     (559)   (5,050)
Issuance of debt                                                               9,538    13,560    11,209
Redemption of debt                                                            (4,840)   (9,470)   (7,163)
Dividends paid                                                                  (125)       --        --
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      3,392     4,907       561
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           2,274      (396)    1,516
Cash and cash equivalents at beginning of year                                 1,528     1,924       408
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $ 3,802   $ 1,528   $ 1,924
========================================================================================================

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                 Accumulated
                                                                                    Other
                                                             Common   Capital   Comprehensive   Retained
Three Years Ended December 31, (Millions)           Total     Stock   Surplus        Loss       Earnings
--------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                       $2,200     $1       $161        $(230)       $2,268
--------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income                                       228                                          228
      Change in net unrealized securities losses        (7)                            (7)
      Change in net unrealized derivatives losses     (400)                          (400)
      Derivatives losses reclassified to earnings      294                            294
                                                    ------
      Total comprehensive income                       115
--------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                        2,315      1        161         (343)        2,496
--------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income                                       260                                          260
      Change in net unrealized securities gains         22                             22
      Change in net unrealized derivatives losses     (147)                          (147)
      Derivatives losses reclassified to earnings      300                            300
                                                    ------
      Total comprehensive income                       435
--------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                        2,750      1        161         (168)        2,756
--------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income                                       234                                          234
      Change in net unrealized securities losses       (36)                           (36)
      Change in net unrealized derivatives gains        26                             26
      Derivatives losses reclassified to earnings      142                            142
      Foreign currency translation adjustments           2                              2
                                                    ------
      Total comprehensive income                       368
   Cash dividends paid                                (125)                                        (125)
--------------------------------------------------------------------------------------------------------
Balances at December 31, 2004                       $2,993     $1       $161        $ (34)       $2,865
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 1 Summary of Significant Accounting Policies

Basis of Presentation

American Express Credit Corporation together with its subsidiaries (Credco), is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc. together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC) and American Express Canada Finance Limited (AECFL), are wholly-owned subsidiaries of Credco.

In August 2004, Credco purchased a 99.9 percent ownership interest in American Express Capital Australia (AECA), with the remaining 0.1 percent interest held by American Express International Inc. (AEII), a wholly-owned subsidiary of American Express Limited (AEL), which is a wholly-owned subsidiary of TRS. AECA was established as part of a change in local funding strategy for business in Australia.

In October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP) in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). The remaining 0.1 percent interests in AESLP and AEELP are held by AEII.

Principles of Consolidation

Credco consolidates all non-variable interest entities in which it holds a greater than 50 percent voting interest. Entities in which Credco holds a greater than 20 percent but less than 50 percent voting interest are accounted for under the equity method. All other investments are accounted for under the cost method unless Credco determines that it exercises significant influence over the entity by means other than voting rights, in which case these entities are either accounted for under the equity method or are consolidated, as appropriate.

Credco also consolidates all variable interest entities (VIEs) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised (FIN 46). The determination as to whether an entity is a VIE is based on the amount and characteristics of the entity's equity. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary, which means that it will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

All significant intercompany transactions are eliminated. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholder's equity. Revenues and expenses are translated at the average month end exchange rates during the year. Gains and losses related to non-functional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported net in other revenue in Credco's Consolidated Statements of Income.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses and investment securities valuation. These accounting estimates reflect the best judgment of management and actual results could differ.

Discount Revenue

Credco earns discount revenue from purchasing cardmember receivables and loans. For purchases of non-interest bearing cardmember receivables, the component of the total discount revenue that is equal to the applicable provision for losses is immediately recognized as revenue at time of purchase; the remaining amount is deferred and recognized as revenue ratably over the period that the receivables are estimated to be outstanding. Estimates are based on the recent historical average life of cardmember receivables.

Finance Charge Revenue

Cardmember lending finance charges are assessed using the average daily balance method for receivables owned and are recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written-off.

Cash and Cash Equivalents

Credco has defined cash and cash equivalents to include time deposits and other highly liquid investments with original maturities of 90 days or less.

Investments

Available-for-Sale investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other comprehensive income (loss), net of income tax provisions (benefits). Gains and losses are recognized in the Consolidated Statements of Income in other revenue upon disposition of the securities. Losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration and size of that gap and management's judgment about the issuer's current and prospective financial condition. The fair value of the Available-for-Sale investment portfolio is primarily based on quoted market prices.

Reserves for Losses - Cardmember Receivables and Loans

Cardmember receivables represent amounts due from American Express charge card customers and are recorded at the time that a cardmember enters into a point-of-sale transaction at a service establishment. Cardmember receivable balances are presented on the balance sheet net of reserves for losses and typically include principal and any related fees. Cardmember loans represent amounts due from customers of American Express' lending products and are recorded at the time that a cardmember point-of-sale transaction is captured. These loans are presented on the balance sheet net of reserves for cardmember losses and include accrued interest receivable and fees as of the balance sheet date. Additionally, cardmember loans include balances with extended payment terms on certain charge card products, such as Sign and Travel and Extended Payment Option. Credco's policy is to cease accruing for interest receivable once a related cardmember loan is greater than 180 days past due. Accruals that cease generally are not resumed.

Credco's reserves for losses relating to cardmember receivables and loans represent management's estimate of the amount necessary to absorb losses inherent in Credco's outstanding portfolio of cardmember receivables and loans. Management's evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. In exercising its judgment to adjust reserves that are calculated by the analytic model, management considers the level of coverage of past-due accounts, as well as external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager's index, bankruptcy filings and the regulatory environment.

Receivables and loans are written-off when management deems amounts to be uncollectible, which is generally determined by the numbers of days past due. In general, bankruptcy and deceased accounts are written-off upon notification, or when 180 days past due for lending products and 360 days past due for charge card products. For all other accounts, write-off policy is based upon the delinquency and product. Given both the size and the volatility of write-offs, management continually monitors evolving trends and adjusts its business strategy accordingly. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for losses, as applicable.

Derivative Financial Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting requirements for derivative financial instruments, including hedging activities. SFAS No. 133 requires that all derivatives are recognized on balance sheet at fair value as either assets or liabilities in Credco's Consolidated Balance Sheets. The fair value of Credco's derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. Credco reports its derivative assets and liabilities in other assets and other liabilities, respectively. The accounting for the change in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.

Cash flow hedges
For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transactions impact earnings. The amount that is reclassified into earnings is presented in the income statement with the hedged instrument or transaction impact, generally, in interest expense. Any ineffective portion of the gain or loss is reported as a component of other revenue. If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income
(loss) are recognized into earnings.

Fair value hedges
For derivative financial instruments that qualify as fair value hedges, changes in the fair value of the derivatives as well as of the corresponding hedged assets, liabilities or firm commitments are recorded in earnings as a component of other revenue. If a fair value hedge is de-designated or terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings to match the earnings pattern of the hedged item.

Non-designated derivatives and trading activities
For derivative financial instruments that do not qualify for hedge accounting or are not designated under SFAS No. 133 as hedges, changes in fair value are reported in current period earnings generally as a component of other revenue.

Derivative financial instruments that are entered into for hedging purposes are designated as such at the time that Credco enters into the contract. As required by SFAS No. 133, for all derivative financial instruments that are designated for hedging activities, Credco formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. Credco formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act)" (FSP FAS 109-2) to allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on Credco's plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. See Note 12 for further discussion of the Act, including the status of Credco's evaluation of the Act.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). Credco complied with the disclosure provisions of this rule in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. Credco will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of this Statement did not have a material impact on Credco's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), as revised, which addresses consolidation by business enterprises of variable interest entities and was subsequently revised in December 2003. The original adoption of this Interpretation did not have a material impact on Credco's financial statements. See Note 8 for further discussion.

Note 2 Investments

Investments classified as Available-for-Sale at December 31 are distributed by type as presented below:

                                             2004                                        2003
---------------------------------------------------------------------------------------------------------------
                                        Gross        Gross                         Gross        Gross
                                   Unrealized   Unrealized     Fair           Unrealized   Unrealized      Fair
(Millions)                 Cost         Gains       Losses    Value    Cost        Gains       Losses     Value
---------------------------------------------------------------------------------------------------------------
American Express Master
   Trust Class B Notes    $  142       $--         $ --      $  142   $  220       $--         $--       $  220
American Express Credit
   Account Master Trust
   Class C Notes              56        --           --          56    1,555        15          --        1,570
U.S. Treasury Notes        3,023        --          (38)      2,985      801         2          --          803
---------------------------------------------------------------------------------------------------------------
   Total                  $3,221       $--         $(38)     $3,183   $2,576       $17         $--       $2,593
---------------------------------------------------------------------------------------------------------------

Available-for-Sale securities are reported at fair value, with the unrealized gains and losses included in other comprehensive income (loss). The Available-for-Sale classification does not mean that Credco necessarily expects to sell these securities. They are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand or funding sources and terms.

Credco does not have any securities which have been in a continuous unrealized loss position over a period of twelve months or more as of December 31, 2004. As part of its ongoing monitoring process, management has determined that all of the gross unrealized losses on the securities are attributable to changes in interest rates. Additionally, Credco has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities is other-than-temporarily impaired at December 31, 2004.

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period, and (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities (reclassification for realized (gains) losses). The following table presents the components of the change in other comprehensive income for the years ended December 31:

(Millions, net of taxes)                                      2004   2003   2002
--------------------------------------------------------------------------------
Unrealized (losses) gains                                     $(25)   $11   $(7)
Reclassification for realized (losses) gains                   (11)    11    --
--------------------------------------------------------------------------------
   Net unrealized securities (losses) gains in other
      comprehensive income                                    $(36)   $22   $(7)
--------------------------------------------------------------------------------

The following is a distribution of Available-for-Sale investments by maturity as of December 31, 2004:

(Millions)                                                    Cost    Fair Value
--------------------------------------------------------------------------------
Due within 1 year                                            $  801     $  793
Due after 1 year through 5 years                              2,222      2,192
--------------------------------------------------------------------------------
                                                              3,023      2,985
American Express Master Trust Class B Notes                     142        142
American Express Credit Account Master Trust Class C Notes       56         56
--------------------------------------------------------------------------------
   Total                                                     $3,221     $3,183
--------------------------------------------------------------------------------

The expected payments on the Class B and Class C Notes may not coincide with their contractual maturities. As such, these securities were not included in the maturities distribution.

The table below includes purchases, sales and maturities of Available-for Sale investments for the years ended December 31:

(Millions)                                                          2004    2003
--------------------------------------------------------------------------------
Purchases                                                          $2,237   $888
Sales                                                              $1,244   $ --
Maturities                                                         $  333   $230
--------------------------------------------------------------------------------

During 2004, Credco purchased $2.2 billion of U.S Treasury Notes. In June 2004, Credco Receivables Corporation (CRC), a wholly-owned subsidiary of Credco, sold $1.2 billion of Class C Notes previously issued by the American Express Credit Account Master Trust, a qualified special purpose entity, to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS. The Class C Notes were sold at par and, as such, no gain or loss was recognized in conjunction with the transaction. Additionally, during 2004, $255 million of the Class C Notes matured. CRC is also invested in certain Class B Notes that have been issued by American Express Master Trust, a non-qualifying special purpose entity that is consolidated by TRS. During 2004, $78 million of the Class B Notes matured.

Note 3 Cardmember Receivables and Loans

At December 31, 2004 and 2003, Credco owned $21.9 billion and $21.2 billion, respectively, of cardmember receivables and participations in cardmember receivables, representing approximately 97 percent and 81 percent, respectively, of the total cardmember receivables and cardmember loans owned. CRC purchases the participation interests from American Express Receivables Financing Corporation (RFC) in conjunction with TRS' securitization program. The participation interests represent undivided interests in cardmember receivables transferred to the American Express Master Trust by TRS, which originated the receivables. As discussed in Note 2, the American Express Master Trust is a non-qualifying special purpose entity that is consolidated by TRS. At the time of the Class B note maturities, RFC participated to CRC an additional undivided interest totaling $1.2 billion ($1.1 billion net of reserves). At December 31, 2004 and 2003, CRC owned approximately $6.3 billion and $5.1 billion, respectively, of participation interests, representing 28 percent and 20 percent, respectively, of Credco's total cardmember receivables and loans owned.

At December 31, 2004 and 2003, Credco held cardmember loans totaling $0.6 billion and $5.1 billion, respectively, including certain interest-bearing and discounted extended payment plan receivables comprised of American Express credit card, Sign & Travel and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. customers, representing approximately 3 percent and 19 percent, respectively, of the total cardmember receivables and cardmember loans owned. In December 2004, TRS sold the leasing product line in its small business financing unit, American Express Business Finance Corporation (AEBF). In conjunction with the TRS sale, Credco sold $1.3 billion of leasing receivables to AEBF at par.

The following table presents the changes in the reserves for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)                        2004   2003     2002
-------------------------------------------------------------------------------
Reserve for losses:
Balance at beginning of year                               $737   $741   $  847
Additions:
   Provision for losses charged to income (1)               815    905    1,067
   Other credits (2)                                         53    134      144
Deductions:
   Accounts written-off                                     841    976    1,119
   Other charges (3)                                        154     67      198
                                                           ----   ----   ------
Balance at end of year                                     $610   $737   $  741
                                                           ====   ====   ======

Reserve for losses as a percentage of gross
   cardmember receivables and loans owned at
   year-end                                                2.70%  2.80%    3.34%
                                                           ====   ====   ======

(1) Before recoveries on accounts previously written-off of $187 million, $204 million and $221 million in 2004, 2003 and 2002, respectively.

(2) Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3) Primarily relates to reserve balances applicable to certain groups of cardmember receivables and loans and participation interests sold to affiliates.

During 2004 Credco changed its funding strategy for cardmember receivables and cardmember loans in certain international markets, which resulted in additional loans with affiliates. At December 31, 2004 and 2003, Credco had loans to affiliates outstanding of $7.0 billion and $1.9 billion. Such amounts represent intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $7.0 billion outstanding as of December 31, 2004, $5.0 billion is collateralized by third party assets owned by American Express or TRS and its subsidiaries. Loss reserves related to these amounts are established on a specific identification basis. See Note 9 for further discussion regarding loans to affiliates.

Note 4 Short-term Debt

Credco's short-term debt outstanding, defined as debt with original maturities of less than one year, consists of commercial paper and other notes payable. Short-term debt at December 31 is as follows:

(Dollars in millions)                    2004                                                 2003
-------------------------------------------------------------------------------------------------------------------------------
                                            Year-    Year-End                                       Year-    Year-End
                               Notional       End   Effective                                         End   Effective
                                 Amount    Stated    Interest                          Notional    Stated    Interest
                  Outstanding        of   Rate on   Rate with  Maturity  Outstanding  Amount of   Rate on   Rate with  Maturity
                      Balance     Swaps   Debt(a)    Swaps(a)  of Swaps      Balance      Swaps   Debt(a)    Swaps(a)  of Swaps
-------------------------------------------------------------------------------------------------------------------------------
Commercial paper      $7,604      $363      2.17%     2.16%     Various    $10,308     $3,520      1.03%      1.90%    Various
Other notes payable      176        --      2.65%       --           --        255         --      1.05%       --          --
------------------------------------------------------------------------------------------------------------------------------
Total                 $7,780      $363      2.18%                          $10,563     $3,520      1.03%
------------------------------------------------------------------------------------------------------------------------------

(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2004 and 2003; these rates are not an indication of future interest rates.

At December 31, 2004 and 2003, short-term debt with affiliates was $5,465 million and $5,155 million, respectively.

Credco has various facilities available to obtain short-term funding, including the issuance of commercial paper and agreements with banks. At December 31, 2004 and 2003, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $26 million and $119 million, respectively. Unused lines of credit available to support commercial paper borrowings were approximately $9.0 billion and $10.5 billion at December 31, 2004 and 2003, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit was not significant at December 31, 2004 and 2003.

Credco paid $705 million, $764 million, and $654 million of interest on short-term debt obligations in 2004, 2003 and 2002, respectively.

Note 5 Long-term Debt

(Dollars in millions)                      2004                                                    2003
-----------------------------------------------------------------------------------------------------------------------------
                                          Year-   Year-End                                        Year-    Year-End
                                            End  Effective                                          End   Effective
                              Notional   Stated   Interest                           Notional    Stated    Interest  Maturity
                Outstanding  Amount of  Rate on  Rate with  Maturity   Outstanding  Amount of   Rate on   Rate with        of
                    Balance      Swaps  Debt(a)   Swaps(a)  of Swaps       Balance      Swaps   Debt(a)    Swaps(a)     Swaps
-----------------------------------------------------------------------------------------------------------------------------
Fixed Rate Senior
   Notes due 2006
   - 2017         $   999      $   --     3.00%       --           --    $   999      $   --     3.00%       --           --

Fixed Rate
   Medium-Term
   Notes due
   2005 - 2009      3,251         350     5.22%     4.92%        2005        626         350     3.56%     1.25%        2005

Floating Rate
   Medium-Term
   Notes due
   2004 - 2006 (b) 10,681       8,000     2.45%     2.92%     Various      8,931       1,300     1.22%     1.55%     Various

Borrowings under
   Bank Credit
   Facilities due
   2009             3,683         785     4.54%     4.54%     Various         --          --       --        --           --
-----------------------------------------------------------------------------------------------------------------------------
Total             $18,614      $9,135     3.38%                          $10,556      $1,650     1.53%
-----------------------------------------------------------------------------------------------------------------------------

(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2004 and 2003; these rates are not an indication of future interest rates.

(b) These balances include $2 billion and $1 billion notes which are subject to extension by the holders through March 5, 2008 and June 20, 2008, respectively.

The above table includes the current portion of long-term debt of $5,734 million and $1,060 million at December 31, 2004 and 2003, respectively. Aggregate annual maturities of long-term debt are as follows (millions): 2005, $5,734; 2006, $5,300; 2007, $1,151; 2008, $999; and thereafter, $5,430. Additionally, long-term debt with affiliates was $1,638 million at December 31, 2003.

Credco paid interest on long-term debt obligations of $319 million, $170 million and $121 million in 2004, 2003 and 2002, respectively.

Other financial institutions have committed to extend lines of credit to Credco of $12.7 billion and $10.5 billion at December 31, 2004 and 2003, respectively. Of these amounts, $9.0 billion and $10.5 billion were unutilized as of December 31, 2004 and 2003, respectively.

Note 6 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 7 Derivatives and Hedging Activities

Derivative financial instruments enable the end users to manage exposure to credit or various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including commodity, equity, foreign exchange, and interest rate indices or prices. Credco enters into various derivative financial instruments as part of its ongoing risk management activities. Credco does not engage in any trading activities. Credit risk associated with Credco's derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco's counterparties are all required to be rated investment grade or higher. Additionally, Credco enters into master netting agreements with its counterparties wherever practical. As of December 31, 2004, the total net fair value, excluding accruals, of derivative product assets was $51.8 million and derivative product liabilities was $130.5 million, respectively. The total notional of derivatives at December 31, 2004 was $22.3 billion. The following summarizes Credco's use of derivative financial instruments:

Cash Flow Hedges
Credco uses interest rate products, primarily interest rate swaps, to manage funding costs and interest rate risk. Credco uses these derivatives to achieve a targeted mix of fixed and floating rate funding, as well as to protect Credco from the interest rate risk through hedging of its existing long-term debt, the rollover of short-term borrowings (primarily commercial paper), and the anticipated issuance of additional funding. During 2004, 2003 and 2002, Credco reclassified into earnings pre-tax losses of $218 million, $461 million and $452 million, respectively ($141.7 million, $299.7 million and $293.8 million after-tax, respectively). At December 31, 2004, Credco expects to reclassify $74 million of net pre-tax losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months. Currently, the longest period of time over which Credco is hedging exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is five years and relates to funding of foreign currency denominated receivables. For 2004, 2003 and 2002, there were no gains or losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness. During 2004 and 2003, certain hedge relationships were discontinued and the related derivatives terminated because certain forecasted transactions were not expected to occur according to the original strategy. The amount of other comprehensive income that was immediately recognized into earnings was a pre-tax gain of approximately $16 million in 2004 and $0.73 million in 2003. No hedge relationships were discontinued during the year ended December 31, 2002 due to forecasted transactions no longer expected to occur according to the original hedge strategy. The amount of hedge ineffectiveness recognized for cash flow hedges in the year ended December 31, 2004 was a gain of approximately $0.66 million. No hedge ineffectiveness was recognized for the years ended December 31, 2003 and 2002.

Fair Value Hedges
Credco is exposed to interest rate risk associated with fixed rate debt and, from time to time, uses interest rate swaps to convert certain fixed rate debt to floating rate. For 2004, 2003 and 2002, there were no gains or losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness. No hedge ineffectiveness was recognized for the years ended December 31, 2004, 2003 and 2002.

Derivatives not Designated as Hedges Under SFAS No. 133
Credco has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Accordingly, the derivatives are marked to market and the gain or loss is included in earnings. Such contracts primarily relate to foreign currency transaction exposures that are economically hedged, where practical, through the use of foreign currency contracts. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. Such foreign currency forward contracts entered into by Credco generally mature within one year.

Note 8 Variable Interest Entities

During the second quarter of 2004, Credco established a VIE used primarily to loan funds to affiliates, which are funded by third party borrowings. Credco is considered the primary beneficiary of the entity and, therefore, consolidates the entity. Total assets as of December 31, 2004 were $1.6 billion. Credco has no significant interest in a VIE for which it is not considered the primary beneficiary.

Note 9 Transactions with Affiliates

In 2004, 2003 and 2002, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $240 billion, $209 billion and $184 billion, respectively.

Agreements for the purchase of cardmember receivables generally require that Credco purchase such receivables at discount rates that yield to Credco earnings of not less than 1.25 times its fixed charges on an annual basis. The agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As discussed in Note 2, at December 31, 2004 and 2003, CRC held American Express Master Trust Class B Notes with a fair value of $142 million and $220 million, respectively, and American Express Credit Account Master Trust Class C Notes with a fair value of $56 million and $1,570 million, respectively. Additionally, as discussed in Note 3, at December 31, 2004 and 2003, CRC owned approximately $6.3 billion and $5.1 billion, respectively, of participation interests purchased from RFC, representing approximately 28 percent and 20 percent, respectively, of Credco's total cardmember receivables and cardmember loans. At December 31, 2004 and 2003, there was no participation interest in cardmember loans owned by CRC.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows:

December 31, (Millions)                                  2004     2003     2002
--------------------------------------------------------------------------------
Cash and cash equivalents                               $    8   $    4   $    2
Maximum month-end level of cash and cash
   equivalents during the year                              11        8        6
Loans and deposits with affiliates                       7,039    1,923    2,047
Maximum month-end level of loans and deposits with
   affiliates during the year                            7,039    1,923    2,047
Short- and long-term debt with affiliates                5,465    6,793    4,722
Maximum month-end level of borrowings during the year    8,170    7,404    6,311
Interest income                                            119       31       45
Other income                                                 4       12        6
Interest expense                                           105       70       98
--------------------------------------------------------------------------------

In June 2004, Credco began funding cardmember receivables and cardmember loans in Canada through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. Credco funded these loans to Amex Bank of Canada by borrowing, through a newly established wholly-owned subsidiary, Canadian $2.0 billion (approximately U.S. $1.47 billion) from a group of banks under a five year committed credit facility.

In August 2004, Credco established a new 99.9 percent owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed Australian $2.7 billion (approximately U.S. $1.9 billion) to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian cardmember loan portfolio, net of reserves, of $980 million and cardmember receivable portfolio of $1,023 million to American Express Australia Limited
(AEAL), a wholly-owned subsidiary of TRS and the issuer of charge and credit cards in Australia. Subsequently, AEAL transferred with recourse these cardmember receivables and cardmember loans to AECA and will transfer with recourse new cardmember receivables and cardmember loans originated by AEAL in the future to AECA. The transfer of cardmember receivables and cardmember loans with recourse to AECA resulted in Credco recording a loan with affiliate of $2.1 billion in its Consolidated Balance Sheet at December 31, 2004.

Additionally, in October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP) in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). These entities were funded with the proceeds of debt securities issued by Credco in pounds sterling and euros, in the third and fourth quarters of 2004, respectively. During the fourth quarter of 2004, Credco sold its cardmember loan and receivable portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), a wholly-owned subsidiary of TRS. Subsequently, AESEL transferred with recourse cardmember receivables and cardmember loans of pounds sterling 1.3 billion (approximately U.S. $2.5 billion) and euros 485 million (approximately U.S. $619 million) to SARL and AEELP, respectively. These transfers of cardmember receivables and cardmember loans with recourse resulted in Credco recording additional loans with affiliates of $2.9 billion in its Consolidated Balance Sheet at December 31, 2004.

Components of loans and deposits with affiliates for the years ended December 31 were as follows:

(Millions)                                               2004     2003     2002
--------------------------------------------------------------------------------
American Express                                        $   --   $  850   $  850
TRS Subsidiaries:
   American Express Services Europe Limited              2,930       --       --
   American Express Australia Limited                    2,111       --       --
   Amex Bank of Canada                                   1,553      359      339
   American Express International Inc.                     445      329      369
   ATM Holdings, Inc.                                       --      385      489
--------------------------------------------------------------------------------
Total                                                   $7,039   $1,923   $2,047
--------------------------------------------------------------------------------

Note 10 Fair Values of Financial Instruments

For the years ended December 31, 2004 and 2003, the estimated fair value for cash and cash equivalents, cardmember receivables, cardmember loans, loans and deposits with affiliates, short-term debt and floating rate long-term debt, approximate their carrying amounts due to the short-term nature or variable interest terms inherent in the financial instruments. Derivative product assets and liabilities and investments are recorded in the Consolidated Balance Sheets at their estimated fair values. The estimated fair value of the fixed rate long-term debt is determined using quoted market prices or discounted cash flow analyses. The aggregate fair value of total long-term debt, including the current amount outstanding, was $18.8 billion and $12.2 billion at December 31, 2004 and 2003, respectively. Fair value amounts represent an estimate of value at a point in time. Significant assumptions regarding economic conditions and risk characteristics associated with the particular financial instruments and other factors were used for purposes of this disclosure. These assumptions are subjective in nature and involve a matter of judgment. Changes in the assumptions could have a material impact on the fair value amounts estimated.

Note 11 Significant Credit Concentrations

A credit concentration may exist if customers are involved in similar industries, economic sectors and geographic regions. Credco's customers operate in diverse economic sectors and geographic regions. Therefore, management does not expect any material adverse consequences to Credco's financial position to result from these types of credit concentrations.

Note 12 Income Taxes

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a stand-alone basis. If income tax benefits for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a stand-alone basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on a TRS consolidated reporting basis.

The components of income tax provision included in Credco's Consolidated Statements of Income were as follows:

(Millions)                                                    2004   2003   2002
--------------------------------------------------------------------------------
Current income tax provision:
   U.S. federal                                                $39   $135   $ 55
   Foreign                                                       6      3      9
--------------------------------------------------------------------------------
      Total current provision                                  $45   $138   $ 64
--------------------------------------------------------------------------------
Deferred income tax provision (benefit):
   U.S. federal                                                $30   $ (3)  $ 54
   Foreign                                                      --     --     --
--------------------------------------------------------------------------------
      Total deferred provision (benefit)                       $30   $ (3)  $ 54
--------------------------------------------------------------------------------
Total income tax provision                                     $75   $135   $118
--------------------------------------------------------------------------------

A reconciliation of the U.S. Federal statutory income tax rate of 35% to Credco's effective income tax rates for 2004, 2003 and 2002 was as follows:

                                                             2004   2003   2002
--------------------------------------------------------------------------------
Combined tax at U.S. statutory rate                          35.0%  35.0%  35.0%
Changes in taxes resulting from
   Foreign income taxes at rates other than U.S. statutory
      rate                                                  (10.7)  (0.8)  (0.9)
--------------------------------------------------------------------------------
Effective tax rates                                          24.3%  34.2%  34.1%
--------------------------------------------------------------------------------

Accumulated earnings of certain foreign subsidiaries, which totaled $158 million at December 31, 2004, are intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $48 million, have not been provided on those earnings.

As discussed in Note 1, the American Jobs Creation Act of 2004 (the Act) was enacted on October 22, 2004. The Act contains a provision that permits an 85% dividends received deduction for qualified repatriations of earnings that would otherwise be permanently reinvested outside of the United States. Credco is currently examining the specific requirements of the legislation to determine whether a qualifying repatriation is advisable and will make a decision in 2005.

The amount of potential repatriation, if executed, will be between zero and $108 million, which is the statutory limit for Credco. Depending upon the amount of the repatriation, if any, Credco will incur an additional tax expense between zero and $6 million. The final tax liability may be reduced by available foreign tax credits offset in part by the disallowance, for tax purposes, of expenses incurred to implement the repatriation.

Deferred income tax provision (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of deferred tax assets and liabilities at December 31, 2004 and 2003 are reflected in the following table:

(Millions)                                                           2004   2003
--------------------------------------------------------------------------------
Deferred tax assets:
   Reserves not yet deducted for tax purposes                        $226   $254
   Net unrealized derivative losses                                     6     96
   Net unrealized securities losses                                    13     --
--------------------------------------------------------------------------------
      Total deferred tax assets                                      $245   $350
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Net unrealized securities gains                                   $ --   $  6
   Other                                                                1     --
--------------------------------------------------------------------------------
      Total deferred tax liabilities                                 $  1   $  6
--------------------------------------------------------------------------------
Net deferred tax assets                                              $244   $344
--------------------------------------------------------------------------------

In 2004 and 2003, due to affiliates included current federal taxes payable to TRS of $2 million and $35 million, respectively.

Net income taxes paid by Credco during 2004, 2003 and 2002, including taxes paid to TRS, were $79 million, $183 million and $0.2 million, respectively, and include estimated tax payments and cash settlements relating to prior tax years.

Comprehensive income in the Consolidated Statements of Shareholder's Equity is presented net of the following income tax provision (benefit) amounts:

(Millions)                                                   2004   2003   2002
--------------------------------------------------------------------------------
Net unrealized securities (losses) gains                     $(19)   $12   $ (4)
Net unrealized derivative gains (losses)                       90     83    (57)
--------------------------------------------------------------------------------
   Net income tax provision (benefit)                        $ 71    $95   $(61)
--------------------------------------------------------------------------------

Note 13 Geographic Segments

Credco is principally engaged in the business of purchasing and financing cardmember receivables and loans arising from the use of the American Express card in the United States and foreign locations. The following presents information about operations in different geographic areas (millions):

(Millions)                                               2004     2003     2002
--------------------------------------------------------------------------------
Revenues
   United States                                        $1,196   $1,408   $1,550
   International                                           636      579      603
--------------------------------------------------------------------------------
Consolidated                                             1,832    1,987    2,153
--------------------------------------------------------------------------------
Pretax income
   United States                                           223      313      308
   International                                            86       82       38
--------------------------------------------------------------------------------
Consolidated                                            $  309   $  395   $  346
--------------------------------------------------------------------------------

                                      F-19

Note 14 Quarterly Financial Data (Unaudited)

                                        2004                         2003
------------------------------------------------------------------------------------
Quarters Ended, (Millions)   12/31   9/30   6/30   3/31   12/31   9/30   6/30   3/31
------------------------------------------------------------------------------------
Revenues                      $449   $477   $472   $434    $510   $488   $507   $482
Pretax income                   30     93     99     87     107     82    105    101
Net income                      46     65     66     57      71     54     69     66
------------------------------------------------------------------------------------

                       AMERICAN EXPRESS CREDIT CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, (Millions)                       2004    2003    2002
--------------------------------------------------------------------------------
Reserve for losses:
Balance at beginning of year                             $ 737   $ 741   $  847
Additions:
   Provision for losses charged to income (1)              815     905    1,067
   Other credits (2)                                        53     134      144
Deductions:
   Accounts written-off                                    841     976    1,119
   Other charges (3)                                       154      67      198
                                                         -----   -----   ------
Balance at end of year                                   $ 610   $ 737   $  741
                                                         =====   =====   ======
Reserve for losses as a percentage of gross
   cardmember receivables and loans owned at
   year-end                                               2.70%   2.80%    3.34%
                                                         =====   =====   ======

(1) Before recoveries on accounts previously written-off of $187 million, $204 million and $221 million in 2004, 2003 and 2002, respectively.

(2) Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3) Primarily relates to reserve balances applicable to certain groups of cardmember receivables and loans and participation interests sold to affiliates

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit No.            Description
-----------            -----------
   3(a)       Registrant's Certificate of     Incorporated by reference to
              Incorporation, as amended       Exhibit 3(a) to Registrant's
                                              Registration Statement on Form S-1
                                              dated February 25, 1972
                                              (File No. 2-43170).

   3(b)       Registrant's By-Laws, amended   Incorporated by reference to
              and restated as of November     Exhibit 3(b) to Registrant's
              24, 1980                        Annual Report on Form 10-K
                                              (Commission File No. 1-6908) for
                                              the year ended December 31, 1985.

   4(a)       Registrant's Debt Securities    Incorporated by reference to
              Indenture dated as of           Exhibit 4(s) to Registrant's
              September 1, 1987               Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(b)       Form of Note with optional      Incorporated by reference to
              redemption provisions           Exhibit 4(t) to Registrant's
                                              Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(c)       Form of Debenture with          Incorporated by reference to
              optional redemption and         Exhibit 4(u) to Registrant's
              sinking fund provisions         Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(d)       Form of Original Issue          Incorporated by reference to
              Discount Note with optional     Exhibit 4(v) to Registrant's
              redemption provisions           Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(e)       Form of Zero Coupon Note with   Incorporated by reference to
              optional redemption             Exhibit 4(w) to Registrant's
              provisions                      Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(f)       Form of Variable Rate Note      Incorporated by reference to
              with optional redemption and    Exhibit 4(x) to Registrant's
              repayment provisions            Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(g)       Form of Extendible Note with    Incorporated by reference to
              optional redemption and         Exhibit 4(y) to Registrant's
              repayment provisions            Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(h)       Form of Fixed Rate              Incorporated by reference to
              Medium-Term Note                Exhibit 4(z) to Registrant's
                                              Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

   4(i)       Form of Floating Rate           Incorporated by reference to
              Medium-Term Note                Exhibit 4(aa) to Registrant's
                                              Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

    4(j)      Form of Warrant Agreement       Incorporated by reference to
                                              Exhibit 4(bb) to Registrant's
                                              Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

    4(k)      Form of Supplemental            Incorporated by reference to
              Indenture                       Exhibit 4(cc) to Registrant's
                                              Registration Statement on Form S-3
                                              dated September 2, 1987 (File No.
                                              33-16874).

    4(l)      Terms and conditions of debt    Incorporated by reference to
              instruments to be issued        Exhibit 4(l) to Registrant's
              outside the United States       Annual Report on Form 10-K
                                              (Commission File No. 1-6908) for
                                              the year ended December 31, 1997.

    4(m)      Form of Permanent Global        Incorporated by reference to
              Fixed Rate Medium-Term Senior   Exhibit 4(s) to Registrant's
              Note, Series B                  Current Report on Form 8-K
                                              (Commission File No. 1-6908) dated
                                              December 21, 2001.

    4(n)      Form of Permanent Global        Incorporated by reference to
              Floating Rate Medium-Term       Exhibit 4(t) to Registrant's
              Senior Note, Series B           Current Report on Form 8-K
                                              (Commission File No. 1-6908) dated
                                              December 21, 2001.

    4(o)      Form of Senior Floating Rate    Incorporated by reference to
              Note Extendible Liquidity       Exhibit 4(u) to Registrant's
              Securities'r'(EXLs'r')          Current Report on Form 8-K
                                              (Commission File No. 1-6908) dated
                                              February 6, 2003.

    4(p)      Form of Global Fixed Rate       Incorporated by reference to
              Note                            Exhibit 4(v) to Registrant's
                                              Current Report on Form 8-K
                                              (Commission File No. 1-6908) dated
                                              May 14, 2003.

    4(q)      Form of Global LIBOR Floating   Incorporated by reference to
              Rate Note                       Exhibit 4(w) to Registrant's
                                              Current Report on Form 8-K
                                              (Commision File No. 1-6908) dated
                                              May 14, 2003.

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

   10(a)      Receivables Agreement dated     Incorporated by reference to
              as of January 1, 1983 between   Exhibit 10(b) to Registrant's
              the Registrant and American     Annual Report on Form 10-K
              Express Travel Related          (Commission File No. 1-6908) for
              Services Company, Inc.          the year ended December 31, 1987.

   10(b)      Participation Agreement dated   Incorporated by reference to
              as of August 3, 1992 between    Exhibit 10(c) to Registrant's
              American Express Receivables    Annual Report on Form 10-K
              Financing Corporation and       (Commission File No. 1-6908) for
              Credco Receivables Corp.        the year ended December 31, 1992.

     12.1     Computation in Support of       Electronically filed herewith.
              Ratio of Earnings to Fixed
              Charges of American Express
              Credit Corporation

     12.2     Computation in Support of       Electronically filed herewith.
              Ratio of Earnings to Fixed
              Charges of American Express
              Company

     16       Letter from Ernst & Young LLP   Incorporated by reference to
              regarding change in             Exhibit 16.1 of Credco's Current
              certifying accountant           Report on Form 8-K (Commission
                                              File No. 1-6908) dated November
                                              22, 2004 (as amended by Credco's
                                              Current Report on Form 8-K/A
                                              (Commission File No. 1-6908) dated
                                              November 22, 2004 (filed December
                                              8, 2004) and Credco's Current
                                              Report on Form 8-K/A (Commission
                                              File No. 1-6908) dated November
                                              22, 2004 (filed March 31, 2005.)).

     23       Consent of Independent          Electronically filed
              Registered Public               herewith.
              Accounting Firm


    31.1      Certification of Walker C.      Electronically filed herewith.
              Tompkins, Jr., Chief
              Executive Officer, pursuant
              to Rule 13a-14(a) promulgated
              under the Securities Exchange
              Act of 1934, as amended

    31.2      Certification of Paul H.        Electronically filed herewith.
              Hough, Chief Financial
              Officer, pursuant to Rule
              13a-14(a) promulgated under
              the Securities Exchange Act
              of 1934, as amended

    32.1      Certification of Walker C.      Electronically filed herewith.
              Tompkins, Jr., Chief Executive
              Officer, pursuant to 18
              U.S.C. Section 1350, as
              adopted pursuant to Section
              906 of the Sarbanes-Oxley Act
              of 2002

    32.2      Certification of Paul H.        Electronically filed herewith.
              Hough, Chief Financial
              Officer, pursuant to 18
              U.S.C. Section 1350, as
              adopted pursuant to Section
              906 of the Sarbanes-Oxley Act
              of 2002

                              STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.....................  'r'