Form 10-Q
period 2005-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2005-05-13
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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
YES X  NO
   ---   ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES    NO X
   ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at May 10, 2005
----------------------------------      -------------------------------
Common Stock, $.10 par value            1,504,938 shares

                       AMERICAN EXPRESS CREDIT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.            FINANCIAL INFORMATION

                   Item 1.     Financial Statements

                               Consolidated Statements of Income and Retained
                               Earnings - Three months ended
                               March 31, 2005 and 2004                                               3

                               Consolidated Balance Sheets -
                               March 31, 2005 and December 31, 2004                                  4


                               Consolidated Statements of Cash Flows -
                               Three months ended March 31, 2005 and 2004                            5


                               Notes to Consolidated Financial Statements                            6


                   Item 2.     Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations                                                         8

                   Item 4.     Controls and Procedures                                               13

PART II.           OTHER INFORMATION

                   Item 6.     Exhibits                                                              14

                               Signatures                                                            15

                               Exhibit Index                                                        E-1

                       AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             2005              2004
-----------------------------------------------------------------------------------------------------------

Revenues
Discount revenue earned from purchased
    cardmember receivables and loans                                     $     348          $     297
Finance charge revenue                                                          18                102
Interest income from investments                                                36                 26
Interest income from affiliates                                                 92                  8
Other                                                                            1                  1
-----------------------------------------------------------------------------------------------------------
             Total revenues                                                    495                434
-----------------------------------------------------------------------------------------------------------

Expenses

Provision for losses, net of recoveries
   of:  2005, $39; 2004, $50                                                   128                139
Interest expense                                                               225                175
Interest expense - affiliates                                                   36                 25
Other                                                                            2                  8
-----------------------------------------------------------------------------------------------------------
             Total expenses                                                    391                347
-----------------------------------------------------------------------------------------------------------

Pretax income                                                                  104                 87
Income tax provision                                                             9                 30
-----------------------------------------------------------------------------------------------------------
Net income                                                                      95                 57

Retained earnings at beginning of period                                     2,865              2,756

-----------------------------------------------------------------------------------------------------------
Retained earnings at end of period                                        $  2,960           $  2,813
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)
                                   (Unaudited)

                                                                             March 31,        December 31,
                                                                               2005               2004
------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $       2,624      $       3,802
Investments                                                                       3,069              3,183
Cardmember receivables, less reserves:
     2005, $582; 2004, $555                                                      20,616             21,333
Cardmember loans, less reserves:
     2005, $49; 2004, $55                                                           546                567
Loans and deposits with affiliates                                                7,187              7,039
Deferred charges and other assets                                                   395                336
------------------------------------------------------------------------------------------------------------
Total assets                                                              $      34,437      $      36,260
------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity

Short-term debt                                                           $       7,793      $       7,780
Short-term debt with affiliates                                                   5,495              5,465
Current portion of long-term debt                                                 5,633              5,734
Long-term debt                                                                   11,986             12,880
                                                                                 ------             ------
Total debt                                                                       30,907             31,859
Due to affiliates                                                                   120              1,148
Accrued interest and other liabilities                                              263                260
------------------------------------------------------------------------------------------------------------
     Total liabilities                                                           31,290             33,267
------------------------------------------------------------------------------------------------------------

Shareholder's Equity

Common stock-authorized 3 million
    shares of $.10 par value;  issued
    and outstanding 1.5 million shares                                                1                  1
Capital surplus                                                                     161                161
Retained earnings                                                                 2,960              2,865
Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities losses                                                (33)               (25)
    Net unrealized derivatives gains (losses)                                        56                (11)
    Foreign currency translation adjustments                                          2                  2
------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                                  25                (34)
------------------------------------------------------------------------------------------------------------
     Total shareholder's equity                                                   3,147              2,993
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                $      34,437      $      36,260
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                              2005               2004
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                             $        95            $     57
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses                                                    167                 189
       Amortization and other                                                    2                   3
       Changes in operating assets and liabilities:
          Deferred tax assets                                                   (7)                (22)
          Due to affiliates                                                     62                 689
          Other operating assets and liabilities                                19                 (68)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      338                 848
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Decrease in cardmember receivables and loans                                 1,381                 688
Purchase of participation interest in seller's interest in
    cardmember receivables and loans from affiliate                           (809)                  -
Purchase of net cardmember receivables and loans from affiliate                  -                 (90)
Purchase of investments                                                          -              (2,237)
Maturity of investments                                                         98                   -
Loans and deposits due from affiliates                                        (181)               (563)
Decrease in due to affiliates                                               (1,091)               (387)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (602)             (2,589)
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt with affiliates
    with maturities of ninety days or less                                      31                (976)
Net decrease in short-term debt - other with
    maturities of ninety days or less                                          (75)             (1,123)
Issuance of debt                                                               153               3,211
Redemption of debt                                                          (1,023)               (430)
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                           (914)                682
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                   (1,178)             (1,059)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                              3,802              1,528
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $      2,624           $    469
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate (Credco), for the year ended December 31, 2004. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc. together with its subsidiaries
     (CFI), American Express Canada Credit Corporation (AECCC) and American Express Canada Finance Limited (AECFL), are wholly-owned subsidiaries of Credco.

     In August 2004, Credco established a 99.9 percent ownership interest in American Express Capital Australia (AECA), with the remaining 0.1 percent interest held by American Express International Inc. (AEII), a wholly-owned subsidiary of American Express Limited (AEL), which is a wholly-owned subsidiary of TRS. AECA was established as part of a change in local funding strategy for business in Australia.

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

     The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Standards
     ------------------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act)" (FSP FAS 109-2) which would allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on Credco's plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The Act contains a provision that permits an 85% dividends received deduction for qualified repatriations of earnings that would otherwise be permanently reinvested outside of the United States. Credco does not plan to reinvest or repatriate any foreign earnings as a result of the Act.

     In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). Credco complied with the disclosure provisions of this rule in the Consolidated Financial Statements included in its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification

                       AMERICAN EXPRESS CREDIT CORPORATION

     from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. Credco will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   Investment Securities

     The following is a summary of investments at March 31, 2005 and 2004:



                                                      2005                                             2004
     -----------------------------------------------------------------------------------------------------------------------------
                                                    Gross        Gross                             Gross        Gross
                                               Unrealized   Unrealized       Fair             Unrealized   Unrealized         Fair
     (Millions)                        Cost         Gains       Losses      Value       Cost       Gains       Losses        Value
     -----------------------------------------------------------------------------------------------------------------------------
     American Express Master
       Trust Class B Notes        $      81   $        -    $         -  $    81   $     221  $        -    $        -   $    221
     American Express Credit
       Account Master Trust
       Class C Notes                     19            -              -       19       1,555          19             -      1,574

     U.S. Treasury Notes              3,019            -            (50)   2,969       3,034          18             -      3,052
     -----------------------------------------------------------------------------------------------------------------------------
       Total                      $   3,119   $        -    $       (50) $ 3,069   $   4,810  $       37   $         -   $  4,847
     -----------------------------------------------------------------------------------------------------------------------------

     During 2004, CRC sold $1.2 billion of Class C Notes to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS. During the three months ended March 31, 2005, $37 million and $61 million, respectively, of Class C Notes and Class B Notes, respectively, matured. All of Credco's investment securities are Available-for-Sale. There were no realized gains or losses for the three-month period ended March 31, 2005 and 2004.

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in i) unrealized gains or losses on Available-for-Sale securities, ii) unrealized gains or losses on derivatives and iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three months ended March 31, 2005 and 2004 were as follows:

                                                                                             Three Months Ended
       (Millions)                                                                                  March 31,
                                                                                  ------------------------------------------
                                                                                         2005                   2004
                                                                                  -------------------      -----------------
       Net income                                                                    $   95                   $   57
       Change in:
          Net unrealized securities (losses) gains                                       (8)                      13
          Net unrealized derivatives gains (losses)                                      67                      (26)
          Foreign currency translation adjustments                                        -                        -
                                                                                  -------------------      -----------------
       Total comprehensive income                                                    $  154                   $   44
                                                                                  ===================      =================

4.   Taxes and Interest

     The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a stand-alone basis, which resulted in tax refunds from TRS of $38 million and $11 million, respectively, for the three-months ended March 31, 2005 and 2004. Interest paid during the three-months ended March 31, 2005 and 2004 were approximately $180 million and $132 million, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express. Credco is primarily engaged in the business of financing most non-interest-bearing cardmember receivables arising from the use of the American Express'r' card, the American Express'r' Gold card, Platinum card'r' and Corporate card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel'r' and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. customers. American Express cards and American Express credit cards are collectively referred to herein as the card.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues and Expenses

As compared to a year ago, Credco's consolidated net income rose $38 million, or 67%, to $95 million for the three- month period ended March 31, 2005. The increase was driven primarily by growth in total revenues of $61 million and a decrease in the income tax provision of $21 million, which were partially offset by higher total expenses of $44 million. The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the three-month period ended March 31, 2005, compared with the three-month period ended March 31, 2004 (millions):

     Discount revenue earned on purchased accounts receivable:
          Volume of receivables purchased                                                              $      12
          Discount rates                                                                                      39
                                                                                                     ------------------
              Total                                                                                    $      51
                                                                                                     ==================

      Finance charge revenue:
          Volume of loans purchased                                                                    $     (89)
          Interest rates                                                                                       5
                                                                                                     ------------------
              Total                                                                                    $     (84)
                                                                                                     ==================

     Interest income from investments:
          Volume of average investments outstanding                                                    $       2
          Interest rates                                                                                       8
                                                                                                     ------------------
              Total                                                                                    $      10
                                                                                                     ==================

     Interest income from affiliates:
          Volume of average investments outstanding                                                    $      23
          Interest rates                                                                                      61
                                                                                                     ------------------
              Total                                                                                    $      84
                                                                                                     ==================

     Provision for losses, net of recoveries:
          Volume of receivables purchased                                                              $      (1)
          Provision rates and volume of recoveries                                                           (10)
                                                                                                     ------------------
              Total                                                                                    $     (11)
                                                                                                     ==================

     Interest expense:
          Volume of average debt outstanding                                                           $      24
          Interest rates                                                                                      26
                                                                                                     ------------------
              Total                                                                                    $      50
                                                                                                     ==================

                       AMERICAN EXPRESS CREDIT CORPORATION


     Interest expense to affiliates:
          Volume of average debt outstanding                                                           $     (2)
          Interest rates                                                                                      13
                                                                                                     ------------------
              Total                                                                                    $      11
                                                                                                     ==================

The increase in discount revenue earned on purchased accounts receivable is attributable to higher discount rates and volume of cardmember receivables purchased. Finance charge revenue decreased primarily as a result of lower volume of average interest-bearing cardmember loans outstanding partially offset by higher gross yields. Interest income from investments and from affiliates both increased due to higher yields and volumes of average investments outstanding. Provision for losses decreased reflecting lower provision rates due to improved credit quality. Interest expense increased as a result of higher interest rates and volume of average debt outstanding. The increase in interest expense to affiliates is attributable to higher interest rates, partially offset by lower volume of average debt outstanding.

Credco's effective tax rate for the three month period ended March 31, 2005 was 8% compared with 34% during the three-month period ended March 31, 2004. The effective tax rate was lower in 2005 as compared to 2004 primarily as a result of one-time and ongoing benefits related to changes in international funding strategy during 2004. The shifts in international funding strategy, which diversify funding sources and increase liquidity, are expected also to benefit Credco's effective tax rate and net income in future periods despite somewhat higher related funding costs.

Cardmember Receivables

At March 31, 2005 and 2004, Credco owned $21.2 billion and $20.2 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 97 percent and 79 percent of the total cardmember receivables and loans owned. Cardmember receivables are generally purchased without recourse from Card Issuers throughout the world. During the three months ended March 31, 2005 and 2004, Credco purchased $58.4 billion and $55.8 billion, respectively, of cardmember receivables. Credco Receivables Corporation (CRC) purchases participation interests in cardmember receivables from American Express Receivables Finance Corporation (RFC), a wholly-owned subsidiary of TRS. Such participation interests represent undivided interests in non-interest-bearing cardmember receivables and are purchased without recourse in conjunction with TRS' securitization program. During the three months ended March 31, 2005, RFC participated to CRC an additional undivided interest totaling $829 million ($809 million net of reserves). At March 31, 2005 and 2004, CRC owned approximately $5.5 billion and $3.8 billion, respectively, of participation interests.

The following table summarizes selected information related to the cardmember receivable portfolio:

    Three months ended March 31, (Millions, except percentages and where indicated)    2005                 2004
    ------------------------------------------------------------------------------------------------------------------
    Total cardmember receivables                                                    $   21,198           $  20,175
    90 days past due as a % of total                                                       2.2%                2.2%
    Loss reserves                                                                   $      582           $     526
       as a % of receivables                                                               2.7%                2.6%
       as a % of 90 days past due                                                          124%                116%
    Write-offs, net of recoveries                                                   $      119           $     108
    Net loss ratio (1)                                                                     .20%                .19%
    Average life of cardmember receivables (in days) (2)                                    33                  32

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.
(2) Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

                       AMERICAN EXPRESS CREDIT CORPORATION

The year over year net increase in cardmember receivables was attributable to the increase in participation interests owned by CRC and the overall increase in cardmember receivable volume, offset by the sale of cardmember receivables as a result of Credco's change in funding strategies in certain international markets implemented during 2004.

Cardmember Loans

At March 31, 2005 and 2004, Credco owned cardmember loans totaling $0.6 billion and $5.2 billion, respectively, representing 3 percent and 21 percent, respectively, of all interests in cardmember receivables and loans owned by Credco. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, and lines of credit and loans to American Express Bank Ltd. customers. During the three months ended March 31, 2005 and 2004, Credco purchased $277 million and $3.0 billion, respectively, of cardmember loans. At March 31, 2005 and 2004, CRC did not own any participation interest in cardmember loans.

The following table summarizes selected information related to the cardmember loan portfolio:

    Three  months ended March 31, (Millions, except percentages)                       2005                 2004
    ------------------------------------------------------------------------------------------------------------------
    Total cardmember loans                                                          $      595           $   5,239
    Past due cardmember loans as a % of total:
         30-89 days                                                                       6.0%                3.0%
         90+ days                                                                         1.7%                1.5%
    Loss reserves                                                                   $       49           $     180
       as a % of cardmember loans                                                          8.2%                3.4%
       as a % of past due                                                                  107%                 76%
    Write-offs, net of recoveries                                                   $        7           $      59
    Net write-off rate (1)                                                                4.26%               4.54%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

The year over year decrease in Credco's owned cardmember loans was primarily driven by Credco's change in funding strategies during 2004 for cardmember receivables and loans in certain international markets, and the TRS sale of its small business financing unit, American Express Business Finance Corporation, in December 2004.

The following is an analysis of the reserves for cardmember receivables and cardmember loans (Millions):

                                                                                         2005               2004
                                                                                  ----------------    ----------------
     Balance, January 1                                                                 $ 610              $ 737
     Provision for losses                                                                 167                189
     Accounts written off                                                                (164)              (218)
     Other                                                                                 18                 (2)
                                                                                  ----------------    ----------------
     Balance, March 31                                                                  $ 631              $ 706
                                                                                  ================    ================

Loans and Deposits with Affiliates

At March 31, 2005 and 2004, Credco had loans to affiliates outstanding of $7.2 billion and $2.5 billion, respectively. Such amounts represent intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. The year over year increase in loans and deposits with affiliates was primarily driven by Credco's change in funding strategies for cardmember receivables and cardmember loans in certain international markets during 2004. Of the $7.2 billion outstanding as of March 31, 2005, $5.1 billion is collateralized by third party assets owned by American Express or TRS and its subsidiaries.

                       AMERICAN EXPRESS CREDIT CORPORATION

Liquidity and Capital Resources

Financing Activities

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes, committed bank borrowing facilities and equity capital. Funding requirements are met primarily by the sale of commercial paper, the issuance of medium-term notes and borrowings under long-term committed bank credit facilities in certain international markets. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the three months ended March 31, 2005, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors. At March 31, 2005, and December 31, 2004, Credco had $7.6 billion of commercial paper outstanding. Average commercial paper outstanding was $7.3 billion and $10.2 billion for the three months ended March 31, 2005 and 2004, respectively. Credco currently manages the level of commercial paper outstanding, net of certain short-term investments, such that the ratio of its committed bank credit facility to net short-term debt is not less than 100%. Net short-term debt, which consists mainly of commercial paper less cash and cash equivalents, was $5.2 billion at March 31, 2005. Based on the maximum available borrowings under committed bank credit facilities, Credco's committed bank line coverage of net short-term debt was 175 % at March 31, 2005.

Medium- and long-term debt is raised through the offering of debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At March 31, 2005 and December
31, 2004, Credco had an aggregate of $11.0 billion and $12.2 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional three years. Credco's outstanding long-term debt at March 31, 2005 and December
31, 2004 was $6.6 billion and $6.4 billion, respectively.

As of March 31, 2005, Credco had the ability to issue approximately $7.2 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

In addition, Credco; TRS; American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; and American Express Bank Ltd., a wholly-owned subsidiary of American Express have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. In the third quarter of 2004, Credco issued pounds sterling 1.25 billion (approximately U.S. $2.2 billion) of fixed-rate debt instruments with maturities of three to five years under this program. Additionally, in October 2004, Credco issued a euros 375 million (approximately U.S. $461 million) fixed-rate debt instrument with a maturity of five years under this program. The proceeds from these issuances were used for financing Credco's operations, including the purchase of receivables and the repayment of previously issued debt. At March 31, 2005 and December 31, 2004, $3.3 billion and $3.4 billion, respectively, were outstanding under this program, including $500 million issued by TRS.

In August 2004, Credco established a new 99.9% owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed Australian $2.7 billion (approximately U.S. $1.9 billion) to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian cardmember loan portfolio, net of reserves, of $980 million and cardmember receivable portfolio of $1.0 billion to American Express Australia Limited
(AEAL), a wholly-owned subsidiary of TRS and the issuer of charge and credit cards in Australia.

                       AMERICAN EXPRESS CREDIT CORPORATION

Subsequently, AEAL transferred with recourse these cardmember receivables and cardmember loans to AECA and will transfer with recourse new cardmember receivables and cardmember loans originated by AEAL in the future to AECA. The transfer of cardmember receivables and cardmember loans with recourse to AECA resulted in Credco recording a loan with affiliate of $2.2 billion and $2.1 billion, respectively, in its Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively.

Additionally, in October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP) in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). These entities were funded with the proceeds of debt securities issued by Credco in pounds sterling and euros, in the third and fourth quarters of 2004, respectively. During the fourth quarter of 2004, Credco sold its cardmember loan and receivable portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), a wholly-owned subsidiary of TRS. Subsequently, AESEL transferred with recourse cardmember receivables and cardmember loans of pound sterling
1.3 billion (approximately U.S. $2.5 billion) and euros 485 million (approximately U.S. $619 million) to SARL and AEELP, respectively. These transfers of cardmember receivables and cardmember loans with recourse resulted in Credco recording loans with affiliates $2.9 billion in its Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.

Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in overnight, highly liquid instruments. In addition, in the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio in which proceeds raised from such borrowings are invested in U.S. Treasury securities. At March 31, 2005, Credco held $3.0 billion of U.S. Treasury notes under this program. The invested amounts of the liquidity portfolio provide back-up liquidity, primarily for Credco's commercial paper program. U.S. Treasury securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Committed Bank Credit Facilities

In April 2005, American Express renewed and extended a total of $7.0 billion of its committed credit line facilities. The committed credit facilities available to Credco, which total $12.6 billion, include the $2.5 billion Australian Credit Facility discussed below. As contemplated, in the second quarter of 2004, Credco borrowed $1.47 billion under these facilities as part of a change in local funding strategy for business in Canada. Credco may borrow a maximum amount of $12.6 billion (including amounts outstanding), with a commensurate reduction in the amount available to American Express. These facilities expire as follows (billions): 2006, $1.5; 2009, $6.3; and 2010, $4.8. The availability of the credit lines is subject to Credco's compliance with certain financial covenants, which do not include the tangible net worth covenant that is applicable only to American Express' borrowings on its credit lines.

In the third quarter of 2004, Credco entered into a new 5-year multi-bank credit facility for Australian $3.25 billion (approximately U.S. $2.3 billion on the date of borrowing) and borrowed Australian $2.7 billion (approximately
U.S. $1.9 billion on the date of borrowing) under this credit facility to provide an alternate funding source for business in Australia.

Credco's ability to borrow under its credit facilities is subject to its maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. These credit facilities do not condition borrowing on the absence of a material adverse change. The facilities may not be terminated should there be a change in Credco's rating.

                       AMERICAN EXPRESS CREDIT CORPORATION

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

OTHER REPORTING MATTERS

Accounting Developments

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

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


PART II. OTHER INFORMATION

Item 6.   Exhibits

               Exhibits:

               12.1 Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.

               12.2 Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.

               31.1 Certification of Walker C. Tompkins, Jr. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

               31.2 Certification of Paul H. Hough pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

               32.1 Certification of Walker C. Tompkins, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2   Certification of Paul H. Hough pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       AMERICAN EXPRESS CREDIT CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

DATE:  May 13, 2005         By    /s/Walker C. Tompkins, Jr.
                                  ----------------------------------------------
                                  Walker C. Tompkins, Jr.
                                  President and Chief Executive Officer


DATE:  May 13, 2005         By    /s/Susanne L. Miller
                                  ----------------------------------------------
                                  Susanne L. Miller
                                  Vice President and Chief Accounting Officer

                       AMERICAN EXPRESS CREDIT CORPORATION


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

Exhibit 31.2        Certification of Paul H. Hough pursuant to Rule        Electronically filed herewith.
                    13a-14(a) promulgated under the Securities Exchange
                    Act of 1934, as amended.

Exhibit 32.1        Certification of Walker C. Tompkins, Jr. pursuant to   Electronically filed herewith.
                    18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2        Certification of Paul H. Hough pursuant to 18          Electronically filed herewith.
                    U.S.C.  Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.


                                       E-1



                          STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as................. 'r'