Form 10-Q
period 2005-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2005-08-11
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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



Registrant's telephone number including area code: (302) 594-3350
                                                  ---------------

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
YES  X     NO
   -----     -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES        NO  X
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at August 11, 2005
------------------------------------          ----------------------------------
Common Stock, $.10 par value                  1,504,938 Shares

                       AMERICAN EXPRESS CREDIT CORPORATION

                                    FORM 10-Q


                                      INDEX


                                                                                  Page No.
                                                                                  --------
PART I.    FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Consolidated Statements of Income and Retained
                       Earnings - Three and six months ended June 30,
                       2005 and 2004                                                 3

                       Consolidated Balance Sheets -
                       June 30, 2005 and December 31, 2004                           4


                       Consolidated Statements of Cash Flows -
                       Six months ended June 30, 2005 and 2004                       5


                       Notes to Consolidated Financial Statements                    6


           Item 2.     Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                                 9

           Item 4.     Controls and Procedures                                       15

PART II.   OTHER INFORMATION

           Item 6.     Exhibits                                                      16

                       Signatures                                                    17

                       Exhibit Index                                                E-1


                       AMERICAN EXPRESS CREDIT CORPORATION



PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                June 30                          June 30
                                                         2005              2004           2005            2004
         ----------------------------------------------------------------------------------------------------------
         Revenues

         Discount revenue earned from purchased
           cardmember receivables and loans              $  433          $  338          $  781        $  635
         Finance charge revenue                              18             100              36           202
         Interest income from investments                    29              26              65            52
         Interest income from affiliates                     94               8             186            16
         Other                                                1               -               2             1
         ----------------------------------------------------------------------------------------------------------
                Total revenues                              575             472           1,070           906
         ----------------------------------------------------------------------------------------------------------

         Expenses

         Provision for losses, net of recoveries (1)        156             159             284           298
         Interest expense                                   233             182             458           357
         Interest expense - affiliates                       39              24              75            49
         Other                                                8               8              10            16
         ----------------------------------------------------------------------------------------------------------
                Total expenses                              436             373             827           720
         ----------------------------------------------------------------------------------------------------------

         Pretax income                                      139              99             243           186
         Income tax provision                                35              33              44            63
         ----------------------------------------------------------------------------------------------------------
         Net income                                         104              66             199           123

         Retained earnings at beginning of period         2,960           2,813           2,865         2,756

         ----------------------------------------------------------------------------------------------------------
         Retained earnings at end of period             $ 3,064          $2,879          $3,064        $2,879
         ----------------------------------------------------------------------------------------------------------
         See Notes to Consolidated Financial Statements.

         (1) Provision for losses are shown net of recoveries of $34 and $51 for the three-months ended June 30, 2005 and 2004, respectively, and $73 and $101 for the six-months ended June 30, 2005 and 2004, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)
                                   (Unaudited)

                                                                             June 30,       December 31,
                                                                                 2005               2004
----------------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                                    $  1,532      $  3,802
Investments                                                                     2,997         3,183
Cardmember receivables, less reserves:
    2005, $651; 2004, $555                                                     22,148        21,333
Cardmember loans, less reserves:
    2005, $25; 2004, $55                                                          545           567
Loans and deposits with affiliates                                              7,199         7,039
Due from affiliates                                                               631             -
Deferred charges and other assets                                                 354           336
------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 35,406      $ 36,260
------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity

Short-term debt                                                              $  8,264      $  7,780
Short-term debt with affiliates                                                 7,220         5,465
Current portion of long-term debt                                               5,001         5,734
Long-term debt                                                                 11,405        12,880
                                                                               ------        ------
    Total debt                                                                 31,890        31,859
Due to affiliates                                                                   -         1,148
Accrued interest and other liabilities                                            292           260
------------------------------------------------------------------------------------------------------
    Total liabilities                                                          32,182        33,267
------------------------------------------------------------------------------------------------------

Shareholder's Equity

Common stock-authorized 3 million shares of $.10 par value;
    issued and outstanding 1.5 million shares                                       1             1
Capital surplus                                                                   161           161
Retained earnings                                                               3,064         2,865
Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities losses                                              (24)          (25)
    Net unrealized derivatives gains (losses)                                      24           (11)
    Foreign currency translation adjustments                                       (2)            2
------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                                (2)          (34)
------------------------------------------------------------------------------------------------------
    Total shareholder's equity                                                  3,224         2,993
------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                   $ 35,406      $ 36,260
------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       AMERICAN EXPRESS CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      2005               2004
         ----------------------------------------------------------------------------------------------------------
         Cash Flows from Operating Activities
         Net income                                                                $   199            $    123
         Adjustments to reconcile net income to net cash
             provided by operating activities:
                Provision for losses                                                   357                 399
                Amortization and other                                                   7                   7
                Changes in operating assets and liabilities:
                   Deferred tax assets                                                 (23)                (14)
                   Due to affiliates                                                    62                 356
                   Other operating assets and liabilities                               62                (146)
         ----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                     664                 725
         ----------------------------------------------------------------------------------------------------------
         Cash Flows from Investing Activities
         Decrease in cardmember receivables and loans                                  759                 401
         Purchase of participation interests in seller's interest in
           cardmember receivables and loans from affiliate                          (4,437)                  -
         Purchase of cardmember receivables and loans from affiliate                   (40)               (284)
         Sale of cardmember receivables and loans to affiliate                       2,568                   -
         Purchase of investments                                                         -              (2,237)
         Sale and maturity of investments                                              179               1,452
         Loans and deposits due from affiliates                                       (316)                 26
         Decrease in due to affiliates                                              (1,844)               (127)
         ----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                      (3,131)               (769)
         ----------------------------------------------------------------------------------------------------------
         Cash Flows from Financing Activities
         Net increase in short-term debt with affiliates with maturities of
           ninety days or less                                                       1,755                  50
         Net decrease in short-term debt - other with maturities of
           ninety days or less                                                        (266)             (1,178)
         Issuance of debt with affiliates                                                -                  22
         Issuance of debt - other                                                      975               3,240
         Redemption of debt with affiliates                                              -                (910)
         Redemption of debt - other                                                 (2,267)             (2,149)
         ----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                           197                (925)
         ----------------------------------------------------------------------------------------------------------
         Net decrease in cash and cash equivalents                                  (2,270)               (969)
         Cash and cash equivalents at beginning of period                            3,802               1,528
         ----------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                                $ 1,532            $    559
         ----------------------------------------------------------------------------------------------------------
         See Notes to Consolidated Financial Statements.

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

     The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act)" (FSP FAS 109-2), which would allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on Credco's plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The Act contains a provision that permits an 85% dividends received deduction for qualified repatriations of earnings that would otherwise be permanently reinvested outside of the United States. Credco does not plan to repatriate any foreign earnings as a result of the Act.

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

2.   Investment Securities

     The following is a summary of investments at June 30, 2005 and 2004:

                                                  2005                                              2004
     -------------------------------------------------------------------------------------------------------------------------
                                            Gross        Gross                                 Gross        Gross
                                       Unrealized   Unrealized                            Unrealized   Unrealized
     (Millions)                  Cost       Gains       Losses    Fair Value      Cost         Gains       Losses   Fair Value
     -------------------------------------------------------------------------------------------------------------------------
     American Express
       Master Trust Class
       B Notes                $     -   $       -   $        -      $     -    $   220   $         1         $  -      $   221
     American Express
       Credit Account
       Master Trust Class
       C Notes                     19           -            -           19        104             -            -          104
     U.S. Treasury Notes        3,015           -           37        2,978      3,030             -           46        2,984
     -------------------------------------------------------------------------------------------------------------------------
       Total                  $ 3,034   $       -   $       37      $ 2,997    $ 3,354   $         1         $ 46      $ 3,309
     -------------------------------------------------------------------------------------------------------------------------

     During 2004, CRC sold $1.2 billion of Class C Notes to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS. During the six months ended June 30, 2005, $38 million and $142 million, respectively, of Class C Notes and Class B Notes, respectively, matured. All of Credco's investment securities are Available-for-Sale. There were no realized gains or losses for the six-month period ended June 30, 2005 and 2004.

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in i) unrealized gains or losses on Available-for-Sale securities, ii) unrealized gains or losses on derivatives and iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                                    Three Months Ended                   Six Months Ended
     (Millions)                                                          June 30,                             June 30,
                                                              --------------------------------    -------------------------------
                                                                      2005              2004              2005             2004
                                                              --------------    --------------    --------------    -------------
     Net income                                                   $    104          $     66          $    199          $   123
     Change in:
         Net unrealized securities gains(losses)                         9               (54)                1              (41)
         Net unrealized derivatives (losses) gains                     (32)              188                35              162
         Foreign currency translation adjustments                       (4)                -                (4)               -
                                                              --------------    --------------    --------------    -------------
     Total comprehensive income                                   $     77          $    200          $    231          $   244
                                                              ==============    ==============    ==============    =============

                       AMERICAN EXPRESS CREDIT CORPORATION

4.   Taxes and Interest

     The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a stand-alone basis, which resulted in a tax net refund to TRS of $12 million and taxes paid of $27 million respectively for the six-months ended June 30, 2005 and 2004. Interest paid during the six-months ended June 30, 2005 and 2004 were approximately $433 million and $352 million, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express. Credco is primarily engaged in the business of financing most non-interest-bearing cardmember receivables arising from the use of the American Express'r' card, the American Express'r' Gold card, Platinum card'r', ultra-premium Centurion 'r' card and Corporate card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel'r' and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. customers. American Express cards and American Express credit cards are collectively referred to herein as the card.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Revenues and Expenses

As compared to a year ago, Credco's consolidated net income rose $76 million, or 62%, to $199 million for the six month period ended June 30, 2005. The increase was driven primarily by growth in total revenues of $164 million and a decrease in the income tax provision of $19 million, which were partially offset by higher total expenses of $107 million. The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the six-month period ended June 30, 2005, compared with the six-month period ended June 30, 2004 (millions):

     Discount revenue earned on purchased accounts receivable:
          Volume of receivables purchased                                                              $        45
          Discount rates                                                                                       101
                                                                                                     ------------------
              Total                                                                                    $       146
                                                                                                     ==================

     Finance charge revenue:
          Volume of loans purchased                                                                    $      (177)
          Interest rates                                                                                        11
                                                                                                     ------------------
              Total                                                                                    $      (166)
                                                                                                     ==================

     Interest income from investments:
          Volume of average investments outstanding                                                    $        (3)
          Interest rates                                                                                        16
                                                                                                     ------------------
              Total                                                                                    $        13
                                                                                                     ==================

     Interest income from affiliates:
          Volume of average investments outstanding                                                    $        41
          Interest rates                                                                                       129
                                                                                                     ------------------
              Total                                                                                    $       170
                                                                                                     ==================

     Provision for losses, net of recoveries:
          Volume of receivables purchased                                                              $        10
          Provision rates and volume of recoveries                                                             (24)
                                                                                                     ------------------
              Total                                                                                    $       (14)
                                                                                                     ==================

                       AMERICAN EXPRESS CREDIT CORPORATION

     Interest expense:
          Volume of average debt outstanding                                                           $        36
          Interest rates                                                                                        65
                                                                                                     ------------------
              Total                                                                                    $       101
                                                                                                     ==================

     Interest expense to affiliates:
           Volume of average debt outstanding                                                          $        (4)
           Interest rates                                                                                       30
                                                                                                     ------------------
              Total                                                                                    $        26
                                                                                                     ==================

The increase in discount revenue earned on purchased accounts receivable is attributable to higher discount rates and volume of cardmember receivables purchased. Finance charge revenue decreased primarily as a result of lower volume of average interest-bearing cardmember loans outstanding partially offset by higher gross yields. Interest income from investments increased primarily due to higher yields. Interest income from affiliates increased as a result of higher interest rates and volumes of average investments outstanding. Provision for losses decreased reflecting lower provision rates due to improved credit quality, partially offset by higher volume of cardmember receivables purchased. Interest expense increased as a result of higher interest rates and volume of average debt outstanding. The increase in interest expense to affiliates is attributable to higher interest rates, partially offset by lower volume of average debt outstanding.

Credco's effective tax rate for the six month period ended June 30, 2005 was 18% compared with 33% during the six-month period ended June 30, 2004. The effective tax rate was lower in 2005 as compared to 2004 primarily as a result of ongoing benefits related to changes in international funding strategy during 2004. The shifts in international funding strategy, which diversify funding sources and increase liquidity, are expected also to benefit Credco's effective tax rate and net income in future periods despite somewhat higher related funding costs.

Cardmember Receivables

At June 30, 2005 and 2004, Credco owned $22.8 billion and $20.5 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 98 percent and 80 percent of the total cardmember receivables and loans owned by Credco. Cardmember receivables are generally purchased without recourse from Card Issuers throughout the world. During the six months ended June 30, 2005 and 2004, Credco purchased $122.7 billion and $114.2 billion, respectively, of cardmember receivables.

Prior to June 2005, Credco Receivables Corporation (CRC) purchased participation interests in cardmember receivables from American Express Receivables Financing Corporation (RFC), a wholly-owned subsidiary of TRS. Such participation interests represent undivided interests in non-interest-bearing cardmember receivables and are purchased without recourse in conjunction with TRS' securitization program. During June, the final certificates issued through the existing TRS cardmember receivables securitization program matured, and no new activity is planned. Therefore, prospectively, no additional participation interest will be purchased from RFC. TRS anticipates dissolving RFC and the related existing cardmember receivables securitization trust, the American Express Master Trust, during the third quarter. In conjunction therewith, in mid-July 2005, CRC sold its $6.3 billion of participation interest outstanding as of June 30, 2005 back to RFC. During May, TRS established a new cardmember receivables securitization program and related trust, the American Express Issuance Trust, a non-qualifying special purpose entity that is consolidated by American Express Receivables Finance Corporation V LLC (RFC V), which will be used to securitize cardmember receivables prospectively. Beginning in May, in conjunction with the new TRS cardmember receivables securitization program, CRC purchases participation interests from RFC V, a wholly-owned subsidiary of TRS. Such participation interests also represent undivided interests in non-interest-bearing cardmember receivables and are purchased without recourse. During the six months ended June 30, 2005, RFC and RFC V participated to CRC undivided interests totaling $1.9 billion and $2.6 billion.

                       AMERICAN EXPRESS CREDIT CORPORATION

At June 30, 2005 and 2004, CRC owned approximately $8.9 billion and $4.0 billion, respectively, of participation interests owned by Credco.

The following table summarizes selected information related to the cardmember receivable portfolio:

    Six months ended June 30, (Millions, except percentages and where indicated)          2005               2004
    ---------------------------------------------------------------------------------------------------------------
    Total cardmember receivables                                                      $22,799           $ 20,514
    90 days past due as a % of total                                                      1.9%               2.1%
    Loss reserves                                                                     $   651           $    504
        as a % of receivables                                                             2.8%               2.4%
        as a % of 90 days past due                                                      148.8%             117.0%
    Write-offs, net of recoveries                                                     $   258           $    229
    Net loss ratio (1)                                                                    .21%               .20%
    Average life of cardmember receivables (in days) (2)                                   33                 32

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

Cardmember Loans

At June 30, 2005 and 2004, Credco owned cardmember loans totaling $0.6 billion and $5.2 billion, respectively, representing 2 percent and 20 percent, respectively, of all interests in cardmember receivables and loans owned by Credco. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, and lines of credit and loans to American Express Bank Ltd. customers. During the six months ended June 30, 2005 and 2004, Credco purchased $565 million and $5.8 billion, respectively, of cardmember loans. At June 30, 2005 and 2004, CRC did not own any participation interest in cardmember loans.

The following table summarizes selected information related to the cardmember loan portfolio:

    Six months ended June 30, (Millions, except percentages)                              2005               2004
    ---------------------------------------------------------------------------------------------------------------
    Total cardmember loans                                                            $   570            $ 5,152
    Past due cardmember loans as a % of total:
        30-89 days                                                                        5.4%               2.7%
        90+ days                                                                          1.8%               1.4%
    Loss reserves                                                                     $    25            $   183
        as a % of cardmember loans                                                        4.3%               3.5%
        as a % of past due                                                               59.0%              87.0%
    Write-offs, net of recoveries                                                     $    12            $   113
    Net write-off rate (1)                                                               4.15%              4.32%

(1) Credco's write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

                       AMERICAN EXPRESS CREDIT CORPORATION

The year over year decrease in Credco's owned cardmember loans was primarily driven by Credco's change in funding strategies during 2004 for cardmember receivables and loans in certain international markets, and the TRS sale of its small business financing unit, American Express Business Finance Corporation, in December 2004.

The following is an analysis of the reserves for cardmember receivables and cardmember loans (Millions):

                                                                                           2005               2004
                                                                                  ----------------    ----------------
     Balance, January 1                                                               $     610           $    737
     Provision for losses                                                                   357                399
     Accounts written off                                                                  (344)              (443)
     Other                                                                                   53                 (6)
                                                                                  ----------------    ----------------
     Balance, June 30                                                                 $     676           $    687
                                                                                  ================    ================

Loans and Deposits with Affiliates

At June 30, 2005 and 2004, Credco had loans to affiliates outstanding of $7.2 billion and $1.9 billion, respectively. Such amounts represent intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. The year over year increase in loans and deposits with affiliates was primarily driven by Credco's change in funding strategies for cardmember receivables and cardmember loans in certain international markets during 2004. Of the $7.2 billion outstanding as of June 30, 2005, $5.1 billion is collateralized by third party assets owned by American Express or TRS and its subsidiaries.

Liquidity and Capital Resources

Financing Activities

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes, bank borrowing facilities and equity capital. Funding requirements are met primarily by the sale of commercial paper, the issuance of medium-term notes and borrowings under long-term bank credit facilities in certain international markets. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the six months ended June 30, 2005, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors. At June 30, 2005, and December 31, 2004, Credco had $8.1 billion and $7.6 billion, respectively of commercial paper outstanding. Average commercial paper outstanding was $7.6 billion and $10.1 billion for the six months ended June 30, 2005 and 2004, respectively. Credco currently manages the level of commercial paper outstanding, net of certain short-term investments, such that the ratio of its bank credit facility to net short-term debt is not less than 100%. Net short-term debt, which consists mainly of commercial paper less cash and cash equivalents, was $6.7 billion at June 30, 2005. Based on the maximum available borrowings under bank credit facilities, Credco's bank line coverage of net short-term debt was 131% at June 30, 2005.

Medium- and long-term debt is raised through the offering of debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At June 30, 2005 and December 31, 2004, Credco had an aggregate of $9.9 billion and $12.2 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional three years. Credco's outstanding long-term debt at June 30, 2005 and December 31, 2004 was $6.5 billion and $6.4 billion, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION

As of June 30, 2005, Credco had the ability to issue approximately $7.2 billion of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. In addition, Credco; TRS; American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; and American Express Bank Ltd., a wholly-owned subsidiary of American Express have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At June 30, 2005, $3.2 billion was outstanding under this program, including $500 million issued by TRS.

In August 2004, Credco established a new 99.9% owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed $1.9 billion to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian cardmember loan portfolio, net of reserves, of $980 million and cardmember receivable portfolio of $1.0 billion to American Express Australia Limited (AEAL), a wholly-owned subsidiary of TRS and the issuer of charge and credit cards in Australia.

Subsequently, AEAL transferred with recourse these cardmember receivables and cardmember loans to AECA and will transfer with recourse new cardmember receivables and cardmember loans originated by AEAL in the future to AECA. The transfer of cardmember receivables and cardmember loans with recourse to AECA resulted in Credco recording a loan with affiliate of $2.3 billion and $2.1 billion, respectively, in its Consolidated Balance Sheets at June 30, 2005 and December 31, 2004, respectively.

Additionally, in October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP) in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). These entities were funded with the proceeds of debt securities issued by Credco in pounds sterling and euros, in the third and fourth quarters of 2004, respectively. During the fourth quarter of 2004, Credco sold its cardmember loan and receivable portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), a wholly-owned subsidiary of TRS. Subsequently, AESEL transferred with recourse cardmember receivables and cardmember loans of $2.5 billion and $619 million to SARL and AEELP, respectively. These transfers of cardmember receivables and cardmember loans with recourse resulted in Credco recording loans with affiliates $2.8 billion and $2.9 billion in its Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in overnight, highly liquid instruments. In addition, in the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio in which proceeds raised from such borrowings are invested in U.S. Treasury securities. At June 30, 2005, Credco held $3.0 billion of U.S. Treasury notes under this program. The invested amounts of the liquidity portfolio provide back-up liquidity, primarily for Credco's commercial paper program. U.S. Treasury securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

                       AMERICAN EXPRESS CREDIT CORPORATION

Bank Credit Facilities

Credco may borrow a maximum amount of $12.6 billion (including amounts outstanding), with a commensurate reduction in the amount available to American Express. These facilities expire as follows (billions): 2006, $1.5; 2009, $6.3; and 2010, $4.8. As of June 30, 2005, Credco had outstanding borrowings of $3.8 billion under these bank credit facilities which consisted of $2.2 billion related to the Australian credit facility and $1.6 billion related to the Canadian credit facility. The availability of the credit lines is subject to Credco's compliance with certain financial covenants, which do not include the tangible net worth covenant that is applicable only to American Express' borrowings on its credit lines.

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

OTHER REPORTING MATTERS

Accounting Developments

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

Item 4.  Controls and Procedures

Credco's management, with the participation of Credco's Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Credco's Acting Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco's disclosure controls and procedures are effective. There have not been any changes in Credco's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Credco's internal control over financial reporting.

                       AMERICAN EXPRESS CREDIT CORPORATION

PART II. OTHER INFORMATION

Item 6.    Exhibits

               12.1     Computation in Support of Ratio of Earnings to Fixed Charges
                        of American Express Credit Corporation.

               12.2     Computation in Support of Ratio of Earnings to Fixed Charges
                        of American Express Company.

               31.1     Certification of Erich Komdat pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

               31.2     Certification of Paul H. Hough pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

               32.1     Certification of Erich Komdat pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

DATE:  August 11, 2005         By  /s/Erich Komdat
                                   ---------------------------------------------
                                   Erich Komdat
                                   Acting President and Acting Chief Executive
                                   Officer


DATE:  August 11, 2005         By  /s/Susanne L. Miller
                                   ---------------------------------------------
                                   Susanne L. Miller
                                   Vice President and Chief Accounting Officer

                       AMERICAN EXPRESS CREDIT CORPORATION

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                                                   Description                                    How Filed
                                                   -----------                                    ---------

          Exhibit 12.1        Computation in Support of Ratio of                     Electronically filed herewith.
                              Earnings to Fixed Charges of American
                              Express Credit Corporation.

          Exhibit 12.2        Computation in Support of Ratio of                     Electronically filed herewith.
                              Earnings to Fixed Charges of American Express
                              Company.

          Exhibit 31.1        Certification of Erich Komdat pursuant to Rule         Electronically filed herewith.
                              13a-14(a) promulgated under the Securities Exchange
                              Act of 1934, as amended.

          Exhibit 31.2        Certification of Paul H. Hough pursuant to Rule        Electronically filed herewith.
                              13a-14(a) promulgated under the Securities Exchange
                              Act of 1934, as amended.

          Exhibit 32.1        Certification of Erich Komdat pursuant to 18           Electronically filed herewith.
                              U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2        Certification of Paul H. Hough pursuant to 18          Electronically filed herewith.
                              U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.


                                       E-1


                           STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as................  'r'