Form 10-Q
period 2005-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2005-11-14
CIK 4969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                      None
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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
YES    X      NO
      ---       ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES      NO  X
                                                ---      ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      NO    X
   ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at November 14, 2005
----------------------------                  --------------------------------
Common Stock, $.10 par value                  1,504,938 Shares

                       AMERICAN EXPRESS CREDIT CORPORATION


                                    FORM 10-Q


                                      INDEX


                                                                                   Page No.
                                                                                   --------
PART I.    FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Consolidated Statements of Income and Retained
                       Earnings - Three and nine months ended September
                       30, 2005 and 2004                                               3

                       Consolidated Balance Sheets -
                       September 30, 2005 and December 31, 2004                        4


                       Consolidated Statements of Cash Flows -
                       Nine months ended September 30, 2005 and 2004                   5


                       Notes to Consolidated Financial Statements                      6

           Item 2.     Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                                   9

           Item 4.     Controls and Procedures                                        15

PART II.   OTHER INFORMATION

           Item 6.     Exhibits                                                       16

                       Signatures                                                     17

                       Exhibit Index                                                 E-1


                       AMERICAN EXPRESS CREDIT CORPORATION


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Millions)
                                   (Unaudited)


                                                                     Three Months Ended                  Nine Months Ended
                                                                       September 30                        September 30
                                                                   2005              2004               2005            2004
         -------------------------------------------------------------------------------------------------------------------
         Revenues
         Discount revenue earned from purchased
           cardmember receivables and loans                    $    400          $    325          $   1,181        $    960
         Finance charge revenue                                      16                97                 52             299
         Interest income from investments                            31                25                 96              77
         Interest income from affiliates                             97                18                283              34
         Other                                                        3                12                  5              13
         -------------------------------------------------------------------------------------------------------------------
                Total revenues                                      547               477              1,617           1,383
         -------------------------------------------------------------------------------------------------------------------

         Expenses

         Provision for losses, net of recoveries (1)                148               162                432             460
         Interest expense                                           238               186                696             543
         Interest expense - affiliates                               55                27                130              76
         Other                                                        3                 9                 13              25
         -------------------------------------------------------------------------------------------------------------------
                Total expenses                                      444               384              1,271           1,104
         -------------------------------------------------------------------------------------------------------------------

         Pretax income                                              103                93                346             279
         Income tax provision                                        11                28                 55              91
         -------------------------------------------------------------------------------------------------------------------
         Net income                                                  92                65                291             188

         Retained earnings at beginning of period                 3,064             2,879              2,865           2,756

         -------------------------------------------------------------------------------------------------------------------
         Retained earnings at end of period                    $  3,156          $  2,944          $   3,156        $  2,944
         -------------------------------------------------------------------------------------------------------------------


         See Notes to Consolidated Financial Statements.

         (1) Provision for losses are shown net of recoveries of $45 and $47 for the three-months ended September 30, 2005 and 2004, respectively, and $118 and $148 for the nine-months ended September 30, 2005 and 2004, respectively.

                       AMERICAN EXPRESS CREDIT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)
                                   (Unaudited)

                                                                              September 30,           December 31,
                                                                                      2005                   2004
-------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                       $    1,837              $   3,802
Investments                                                                          2,996                  3,183
Cardmember receivables, less reserves:
    2005, $617; 2004, $555                                                          21,569                 21,333
Cardmember loans, less reserves:
    2005, $18; 2004, $55                                                               540                    567
Loans and deposits with affiliates                                                   7,177                  7,039
Deferred charges and other assets                                                      335                    336
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $   34,454              $  36,260
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholder's Equity

Short-term debt                                                                 $    7,979              $   7,780
Short-term debt with affiliates                                                      8,145                  5,465
Current portion of long-term debt                                                    3,500                  5,734
Long-term debt                                                                      11,006                 12,880
                                                                                    ------                 ------
    Total debt                                                                      30,630                 31,859
Due to affiliates                                                                      315                  1,148
Accrued interest and other liabilities                                                 163                    260
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                               31,108                 33,267
-------------------------------------------------------------------------------------------------------------------

Shareholder's Equity

Common stock-authorized 3 million shares of $.10 par value;
    issued and outstanding 1.5 million shares                                            1                      1
Capital surplus                                                                        161                    161
Retained earnings                                                                    3,156                  2,865
Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities losses                                                   (22)                   (25)
    Net unrealized derivatives gains (losses)                                           55                    (11)
    Foreign currency translation adjustments                                            (5)                     2
-------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                                     28                    (34)
-------------------------------------------------------------------------------------------------------------------
    Total shareholder's equity                                                       3,346                  2,993
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                      $   34,454               $ 36,260
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       AMERICAN EXPRESS CREDIT CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      2005               2004
         --------------------------------------------------------------------------------------------------------
         Cash Flows from Operating Activities
         Net income                                                               $    291           $     188
         Adjustments to reconcile net income to net cash
             provided by operating activities:
                Provision for losses                                                   550                 608
                Amortization and other                                                  11                  22
                Changes in operating assets and liabilities:
                   Deferred tax assets                                                  27                  28
                   Due to affiliates                                                    26                 302
                   Other operating assets and liabilities                              (71)               (267)
         --------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                     834                 881
         --------------------------------------------------------------------------------------------------------
         Cash Flows from Investing Activities
         (Increase) decrease in cardmember receivables and loans                       (40)                405
         Purchase of participation interests in seller's interest in
              cardmember receivables and loans from affiliate                      (10,092)               (315)
         Sale of participation interest in seller's interest in
              cardmember receivables and loans from affiliate                        7,292                   -
         Purchase of cardmember receivables and loans from
              affiliate                                                             (6,200)               (439)
         Sale of cardmember receivables and loans to affiliate                       8,281               2,003
         Purchase of investments                                                         -              (2,236)
         Sale and maturity of investments                                              179               1,517
         Loans and deposits due from affiliates                                       (350)             (1,656)
         (Decrease) increase  in due to affiliates                                    (859)                144
         --------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                      (1,789)               (577)
         --------------------------------------------------------------------------------------------------------
         Cash Flows from Financing Activities
         Net increase in short-term debt with affiliates with
             maturities of ninety days or less                                       2,681                 193
         Net decrease in short-term debt - other with maturities of
             ninety days or less                                                      (351)             (5,462)
         Issuance of debt with affiliates                                                -                  22
         Issuance of debt - other                                                    1,690               8,983
         Redemption of debt with affiliates                                              -              (1,660)
         Redemption of debt - other                                                 (5,030)             (2,272)
         --------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                      (1,010)               (196)
         --------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                       (1,965)                108
         Cash and cash equivalents at beginning of period                            3,802               1,528
         --------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                               $  1,837           $   1,636
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

     Recently Issued Accounting Standards

     Effective July 1, 2005, Credco adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R))," using the modified prospective application. SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and applies to (i) new awards, (ii) awards modified, repurchased, or cancelled after the adoption date, and
     (iii) any outstanding awards accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees, for which all requisite service has not yet been rendered. The impact of adopting SFAS No. 123(R) did not have a material impact on Credco's financial statements.

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

     In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

                       AMERICAN EXPRESS CREDIT CORPORATION


     Investments" (EITF 03-1). Credco complied with the disclosure provisions of this rule in the Consolidated Financial Statements included in its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. On November 3, 2005, the FASB issued FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." It concludes this matter by (a) nullifying the EITF 03-1 paragraphs 10-18 that dealt with recognition criteria for other-than-temporary impairments, (b) requiring such evaluations to be performed under the guidance of SFAS No. 115 and other authoritative pronouncements issued by the FASB and the Securities and Exchange Commission (SEC), and (c) carrying forward the disclosure and other
     EITF 03-1 requirements. Credco believes its current procedures are consistent with the requirements of FSP FAS 115-1.

2.       Investment Securities

     The following is a summary of investments at September 30, 2005 and 2004:


                                                 2005                                              2004
     ---------------------------------------------------------------------------------------------------------------------------
                                            Gross       Gross                                  Gross         Gross
                                       Unrealized  Unrealized                             Unrealized    Unrealized
     (Millions)                  Cost       Gains      Losses   Fair Value          Cost       Gains        Losses    Fair Value
     ----------------------------------------------------------------------------------------------------------------------------
     American Express
       Master Trust Class
       B Notes                $     -     $     -      $    -      $     -     $     203    $      -        $    -    $      203
     American Express
       Credit Account
       Master Trust Class
       C Notes                     19           -           -           19            56           -             -            56
     U.S. Treasury Notes        3,011           -          34        2,977         3,027           -            22         3,005
     ---------------------------------------------------------------------------------------------------------------------------
       Total                  $ 3,030     $     -      $   34      $ 2,996     $   3,286    $      -        $   22    $    3,264
     ---------------------------------------------------------------------------------------------------------------------------

     During 2004, CRC sold $1.2 billion of Class C Notes to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS. During the nine months ended September 30, 2005, $38 million and $142 million of Class C Notes and Class B Notes, respectively, matured. All of Credco's investment securities are Available-for-Sale. There were no realized gains or losses for the nine-month period ended September 30, 2005 and 2004.

                       AMERICAN EXPRESS CREDIT CORPORATION


3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. For Credco, it is the sum of net income and changes in i) unrealized gains or losses on Available-for-Sale securities, ii) unrealized gains or losses on derivatives and iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2005 and 2004 were as follows:


                                                                Three Months Ended                  Nine Months Ended
     (Millions)                                                    September 30,                       September 30,
                                                          --------------------------------    -------------------------------
                                                                  2005              2004              2005             2004
                                                          --------------    --------------    --------------    -------------
     Net income                                               $     92          $     65          $    291          $   188
     Change in:
         Net unrealized securities gains (losses)                    2                16                 3              (25)
         Net unrealized derivatives gains (losses)                  31               (53)               66              109
         Foreign currency translation adjustments                   (3)                1                (7)               1
                                                          --------------    --------------    --------------    -------------
     Total comprehensive income                               $    122          $     29          $    353          $   273
                                                          ==============    ==============    ==============    =============


4.   Taxes and Interest

     The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a stand-alone basis, which resulted in income taxes paid (net of refunds) of $10 million and $62 million respectively for the nine-months ended September 30, 2005 and 2004. Interest paid during the nine-months ended September 30, 2005 and 2004 was approximately $789 million and $508 million, respectively.

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

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Revenues and Expenses

Credco's consolidated net income rose 55 percent to $291 million for the nine-month period ended September 30, 2005 as compared to the prior year. The $103 million increase year over year was driven primarily by growth in total revenues of $234 million, which were partially offset by higher total expenses of $167 million, including a $25 million provision to reflect the estimated costs related to Hurricane Katrina. The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine-month period ended September 30, 2005, compared with the nine-month period ended September 30, 2004 (millions):


     Discount revenue earned on purchased accounts receivable:
          Volume of receivables purchased                         $   95
          Discount rates                                             126
                                                                  --------
              Total                                               $  221
                                                                  ========

     Finance charge revenue:
          Volume of loans purchased                               $ (263)
          Interest rates                                              16
                                                                  --------
              Total                                               $ (247)
                                                                  ========

     Interest income from investments:
          Volume of average investments outstanding               $   (6)
          Interest rates                                              25
                                                                  --------
              Total                                               $   19
                                                                  ========

     Interest income from affiliates:
          Volume of average investments outstanding               $   85
          Interest rates                                             164
                                                                  --------
              Total                                               $  249
                                                                  ========

     Provision for losses, net of recoveries:
          Volume of receivables purchased                         $   33
          Provision rates and volume of recoveries                   (61)
                                                                  --------
              Total                                               $  (28)
                                                                  ========

                       AMERICAN EXPRESS CREDIT CORPORATION



     Interest expense:
          Volume of average debt outstanding                      $  58
          Interest rates                                             95
                                                                  ------
              Total                                               $ 153
                                                                  ======

     Interest expense to affiliates:
           Volume of average debt outstanding                     $  (1)
           Interest rates                                            55
                                                                  ------
              Total                                               $  54
                                                                  ======

The increase in discount revenue earned on purchased accounts receivable is attributable to higher discount rates and higher volume of cardmember receivables purchased. Finance charge revenue decreased primarily as a result of lower volume of average interest-bearing cardmember loans outstanding. Interest income from investments increased primarily due to higher yields. Interest income from affiliates increased as a result of higher interest rates and volumes of average investments outstanding. Provision for losses decreased reflecting lower provision rates due to improved credit quality, partially offset by higher volume of cardmember receivables purchased as well as $25 million of provision to reflect the estimated costs related to Hurricane Katrina. Interest expense increased as a result of higher interest rates and volume of average debt outstanding. The increase in interest expense to affiliates is attributable to higher interest rates.

Credco's effective tax rate for the nine month period ended September 30, 2005 was 16 percent compared with 33 percent during the nine-month period ended September 30, 2004. The effective tax rate was lower in 2005 as compared to 2004 primarily as a result of ongoing benefits related to changes in international funding strategy during 2004. The shifts in international funding strategy, which diversify funding sources and increase liquidity, are expected also to benefit Credco's effective tax rate and net income in future periods despite somewhat higher related funding costs.

Cardmember Receivables

At September 30, 2005 and 2004, Credco owned $22.2 billion and $19.9 billion, respectively, of cardmember receivables and participation interests in cardmember receivables. These amounts represented 98 percent and 83 percent of the total cardmember receivables and cardmember loans owned by Credco at September 30, 2005 and September 30, 2004, respectively. Cardmember receivables are generally purchased without recourse from Card Issuers throughout the world. During the nine months ended September 30, 2005 and 2004, Credco purchased $188.5 billion and $171.1 billion, respectively, of cardmember receivables.

Prior to May 2005, Credco Receivables Corporation (CRC) purchased participation interests in cardmember receivables from American Express Receivables Financing Corporation (RFC), a wholly-owned subsidiary of TRS. Such participation interests represent undivided interests in the cash flows of non-interest-bearing cardmember receivables and are purchased without recourse in conjunction with TRS' securitization program. During June, the final certificates issued through the existing TRS cardmember receivables securitization program matured. In conjunction therewith, in mid-July 2005, CRC sold its $6.3 billion of participation interest outstanding as of June 30, 2005 back to RFC. RFC, in turn, sold all underlying cardmember receivables back to TRS. RFC and the related existing cardmember receivables securitization trust, the American Express Master Trust (AEMT), were subsequently dissolved during the third quarter.

During May, TRS established a new cardmember receivables securitization program and related trust, the American Express Issuance Trust (AEIT), which will be used to securitize cardmember receivables prospectively. AEIT is a non-qualifying special purpose entity that is consolidated by American Express Receivables Finance Corporation V LLC (RFC V.) RFC V, in turn, is a wholly owned subsidiary of TRS. Beginning in May, CRC purchases participation

                       AMERICAN EXPRESS CREDIT CORPORATION


interests from RFC V. Such participation interests represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables held by AEIT and are purchased without recourse.

During the period from May 1, 2005 through September 30, 2005, RFC V participated to CRC undivided interests totaling $8.5 billion. During the period from January 1, 2005 through dissolution, RFC participated to CRC undivided interests totaling $1.9 billion. At September 30, 2005 and 2004, CRC owned approximately $7.2 billion and $4.1 billion, respectively, of participation interests purchased from RFC V and RFC, respectively.

The following table summarizes selected information related to the cardmember receivable portfolio:


    Nine months ended September 30, (Millions, except percentages and where         2005              2004
    indicated)
    --------------------------------------------------------------------------------------------------------
    Total cardmember receivables                                                 $ 22,186         $ 19,883
    90 days past due as a % of total                                                  1.9%             2.2%
    Loss reserves                                                                $   617          $    506
        as a % of receivables                                                         2.8%             2.5%
        as a % of 90 days past due                                                   150%              116%
    Write-offs, net of recoveries                                                $    400         $    349
    Net loss ratio (1)                                                               0.21%             0.20%
    Average life of cardmember receivables (in days) (2)                              32                32

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

Cardmember Loans

At September 30, 2005 and 2004, Credco owned cardmember loans totaling $0.6 billion and $4.0 billion, respectively. These amounts represented 2 percent and 17 percent, respectively, of all interests in cardmember receivables and loans owned by Credco at September 30, 2005 and September 30, 2004, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, and lines of credit and loans to American Express Bank Ltd. customers. During the nine months ended September 30, 2005 and 2004, Credco purchased $881 million and $8.2 billion, respectively, of cardmember loans. At September 30, 2005 and 2004, CRC did not own any participation interest in cardmember loans.

                       AMERICAN EXPRESS CREDIT CORPORATION



The following table summarizes selected information related to the cardmember loan portfolio:

    Nine months ended September 30, (Millions, except percentages)                      2005              2004
    --------------------------------------------------------------------------------------------------------------
    Total cardmember loans                                                            $    558            $ 4,006
    Past due cardmember loans as a % of total:
        30-89 days                                                                         5.0%               2.6%
        90+ days                                                                           1.5%               1.4%
    Loss reserves                                                                     $     18            $   150
        as a % of cardmember loans                                                         3.3%               3.7%
        as a % of past due                                                                  51%                96%
    Write-offs, net of recoveries                                                     $     17            $   163
    Net write-off rate (1)                                                                3.80%              4.29%

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

The following is an analysis of the reserves for cardmember receivables and cardmember loans (Millions):


                                                                                         2005              2004
                                                                                     ---------           ---------
     Balance, January 1                                                               $    610           $    737
     Provision for losses                                                                  550                608
     Accounts written off                                                                 (534)              (660)
     Other                                                                                   9                (29)
                                                                                     ---------           ---------
     Balance, September 30                                                            $    635           $    656
                                                                                     =========           =========

Loans and Deposits with Affiliates

At September 30, 2005 and 2004, Credco had loans to affiliates outstanding of $7.2 billion and $3.6 billion, respectively. Such amounts represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. The year over year increase in loans and deposits with affiliates was primarily driven by Credco's change in funding strategies for cardmember receivables and cardmember loans in certain international markets during 2004. Of the $7.2 billion outstanding as of September 30, 2005, $5.2 billion is collateralized by third party assets owned by American Express or TRS and its subsidiaries. See the Liquidity and Capital Resources section, Financing Activities, below for an additional discussion of specific lending arrangements. The average yield earned on these loans and deposits is approximately 5.4 percent and 2.3 percent for the period ended September 30, 2005 and 2004, respectively. Loss reserves are determined for each of these intercompany borrowing arrangements on a specific identification basis. As of September 30, 2005 and 2004, no loss reserves have been recorded, and no amount of loans is 30 days or greater past due.

Outlook

New federal bankruptcy legislation became effective on October 17, 2005. As has been widely reported, the number of bankruptcy petitions filed prior to that date was substantially higher than normal. These higher volumes created a processing backlog at many of the courts where those petitions were filed. The backlogs, in turn, led to delays of several weeks in notifying lenders of those filings. Notifications from the early part of October have been running substantially higher than previous quarters and, based on its current assessment, Credco anticipates that bankruptcy-related write-offs in the U.S. will increase substantially in the fourth quarter over historical write-off levels. Credco believes the reserve for cardmember losses is adequate at September 30, 2005. Credco will continue to evaluate the

                       AMERICAN EXPRESS CREDIT CORPORATION

impact of increased write-offs on the adequacy of its reserve for cardmember losses in the U.S. during the fourth quarter of 2005.

Liquidity and Capital Resources

Financing Activities

Credco's assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes, bank borrowing facilities and equity capital. Funding requirements are met primarily by the sale of commercial paper, the issuance of medium-term notes and borrowings under long-term bank credit facilities in certain international markets. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the nine months ended September 30, 2005, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco's commercial paper is a widely recognized name among short-term investors. At September 30, 2005, and December 31, 2004, Credco had $7.7 billion and $7.6 billion, respectively of commercial paper outstanding. Average commercial paper outstanding was $8.0 billion and $8.7 billion for the nine months ended September 30, 2005 and 2004, respectively. Credco currently manages the level of commercial paper outstanding, net of certain short-term investments, such that the ratio of its bank credit facility to net short-term debt is not less than 100 percent. Net short-term debt, which consists mainly of commercial paper less cash and cash equivalents, was $6.1 billion at September 30, 2005. Based on the maximum available borrowings under bank credit facilities, Credco's bank line coverage of net short-term debt was 141 percent at September 30, 2005.

Medium- and long-term debt is raised through the offering of debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At September 30, 2005 and December 31, 2004, Credco had an aggregate of $8.0 billion and $12.2 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional three years. Credco's outstanding long-term debt at September 30, 2005 and December 31, 2004 was $6.5 billion and $6.4 billion, respectively.

As of September 30, 2005, Credco had the ability to issue approximately $7.2 billion of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. On October 4, 2005, Credco issued and sold $500 million Floating Rate Notes due 2010, using the proceeds for general corporate purposes. In addition, Credco; TRS; American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; and American Express Bank Ltd., a wholly-owned subsidiary of American Express have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At September 30, 2005, $3.2 billion was outstanding under this program, including $500 million issued by TRS.

On October 28, 2005, Credco received regulatory approval in Canada for a base shelf prospectus for a medium-term note program providing for the issuance from time to time, in Canada, of up to Canadian $3.5 billion (U.S. $3.0 billion) of notes by American Express Canada Credit Corporation, a wholly-owned subsidiary of Credco, which notes would be guaranteed by Credco.

In August 2004, Credco established a new 99.9 percent owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed $1.9 billion to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian cardmember loan portfolio, net of reserves, of $980 million and cardmember

                       AMERICAN EXPRESS CREDIT CORPORATION

receivable portfolio of $1.0 billion to American Express Australia Limited
(AEAL), a wholly-owned subsidiary of TRS and the issuer of charge and credit cards in Australia.

Subsequently, AEAL transferred with recourse these cardmember receivables and cardmember loans to AECA and will transfer with recourse new cardmember receivables and cardmember loans originated by AEAL in the future to AECA. The transfer of cardmember receivables and cardmember loans with recourse to AECA resulted in Credco recording a loan with affiliate of $2.4 billion and $2.1 billion, respectively, in its Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively.

Additionally, in October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP) in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). These entities were funded with the proceeds of debt securities issued by Credco in pounds sterling and euros, in the third and fourth quarters of 2004, respectively. During the fourth quarter of 2004, Credco sold its cardmember loan and receivable portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), a wholly-owned subsidiary of TRS. Subsequently, AESEL transferred with recourse cardmember receivables and cardmember loans of $2.5 billion and $619 million to SARL and AEELP, respectively. These transfers of cardmember receivables and cardmember loans with recourse resulted in Credco recording loans with affiliates $2.8 billion and $2.9 billion in its Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in overnight, highly liquid instruments. In addition, in the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio in which proceeds raised from such borrowings are to be invested in high quality and highly liquid investment securities. At September 30, 2005, Credco held $3.0 billion of U.S. Treasury notes under this program. The invested amounts of the liquidity portfolio provide back-up liquidity, primarily for Credco's commercial paper program. U.S. Treasury securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Bank Credit Facilities

Credco may borrow a maximum amount of $12.6 billion (including amounts outstanding), with a commensurate reduction in the amount available to American Express. These facilities expire as follows (billions): 2006, $1.5; 2009, $6.3; and 2010, $4.8. As of September 30, 2005, Credco had outstanding borrowings of $4 billion under these bank credit facilities which consisted of $2.3 billion related to the Australian credit facility and $1.7 billion related to the Canadian credit facility. The availability of the credit lines is subject to Credco's compliance with certain financial covenants, which do not include the tangible net worth covenant that is applicable only to American Express' borrowings on its credit lines.

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


PART II.    OTHER INFORMATION

Item 6.    Exhibits

             12.1 Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.

             12.2 Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.

             31.1     Certification of Christopher S. Forno pursuant to Rule 13a-14(a)
                      promulgated under the Securities Exchange Act of 1934, as amended.

             31.2     Certification of Paul H. Hough pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

             32.1     Certification of Christopher S. Forno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                       AMERICAN EXPRESS CREDIT CORPORATION
                                  (Registrant)

     DATE: November 14, 2005         By  /s/ Christopher S. Forno
                                         --------------------------------------
                                         Christopher S. Forno
                                         President and Chief Executive Officer


     DATE: November 14, 2005         By  /s/ Paul H. Hough
                                         --------------------------------------
                                         Paul H. Hough
                                         Chief Financial Officer

                       AMERICAN EXPRESS CREDIT CORPORATION



                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K


                               Description                                      How Filed
                               -----------                                      ---------

Exhibit 12.1    Computation in Support of Ratio of                     Electronically filed herewith.
                Earnings to Fixed Charges of American
                Express Credit Corporation.

Exhibit 12.2    Computation in Support of Ratio of                     Electronically filed herewith.
                Earnings to Fixed Charges of American Express
                Company.

Exhibit 31.1    Certification of Christopher S. Forno                  Electronically filed herewith.
                pursuant to Rule 13a-14(a) promulgated under
                the Securities Exchange Act of 1934, as amended.

Exhibit 31.2    Certification of Paul H. Hough pursuant to Rule        Electronically filed herewith.
                13a-14(a) promulgated under the Securities Exchange
                Act of 1934, as amended.

Exhibit 32.1    Certification of Christopher S. Forno pursuant to 18   Electronically filed herewith.
                U.S.C. Section 1350, as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2    Certification of Paul H. Hough pursuant to 18          Electronically filed herewith.
                U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.



                                       E-1




                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...............    'r'