Form 10-K
period 2005-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2006-03-31
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Christina Centre, 301 North Walnut Street
Suite 1002, Wilmington, Delaware	19801-2919
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (302) 594-3350.

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Floating Rate Medium-Term Notes, Series B	New York Stock Exchange
due December 15, 2006

Securities registered pursuant to Section 12 (g) of the Act: None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐      Accelerated filer  ☐      Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes   ☐   No   ☒

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the Registrant. Accordingly, there is no market for the Registrant’s common stock. At March 31, 2006, 1,054,938 shares were outstanding.

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

Credco is primarily engaged in the business of financing most non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card® and Corporate card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. Customers. American Express cards and American Express credit cards are collectively referred to herein as the card.

American Express Card Business

American Express cards are currently issued in over 45 currencies (including cards issued by third-party banks and other qualified institutions). The card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits cardmembers to charge purchases of goods or services in the United States and in most countries around the world at service establishments that have agreed to accept the card. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases at a discount that is principally determined by the value that is delivered to the service establishment and generally includes a premium over other card networks. Value is delivered to the service establishment through higher spending cardmembers relative to competing card networks, the volume of spending by all cardmembers, marketing programs and the insistence of cardmembers to use their cards when enrolled in rewards or other card loyalty programs. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

The charge card, which is marketed in the United States and many other countries and carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a cardmember’s account history, credit record and personal resources. Charge cards generally require payment by the cardmember of the full amount billed each month, and no finance charges are assessed. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. TRS and its licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, grace periods and rate and fee structures.

The American Express card businesses are subject to extensive regulation in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including:

•	the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit);

•

the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected);

•	the Truth in Lending Act (TILA) (which, among other things, requires extensive disclosure of the terms upon which credit is granted) including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications);

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements); and

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs).

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the U.S.). The application of bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or written-off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act).

General Nature of Credco’s Business

Credco generally purchases certain cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements (the Receivables Agreements) with TRS and certain of its subsidiaries that issue the card (Card Issuers). Net income primarily depends on the volume of receivables arising from the use of the card purchased by Credco, the discount rates applicable thereto, the relationship of total discount to Credco’s interest expense and the collectibility of the receivables purchased. The average life and collectibility of accounts receivable generated by the use of the card are affected by factors such as general economic conditions, overall levels of consumer debt and the number of new cards issued.

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

Credco generally purchases non-interest and interest-bearing cardmember receivables at face amount less a specified discount, which is determined at the time of purchase based upon the nature of the receivables. The discount rate applicable to purchases of new receivables is negotiated to reflect the changes in money market interest rates or significant changes in the collectibility of the receivables. New groups of cardmember receivables are generally purchased net of reserve balances.

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

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. During 2004, Credco began funding cardmember receivables and cardmember loans in Canada through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. In Australia, the United Kingdom and Germany, Credco began funding cardmember receivables and cardmember loans by acquiring such receivables and loans with recourse from the local card issuers, which are wholly-owned subsidiaries of TRS. These changes in local funding strategies resulted in Credco recording additional loans with affiliates.

In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V), which is consolidated by TRS. Prior to July 2005, CRC purchased such interests from American Express Receivables Financing Corporation LLC (RFC), which was consolidated by TRS and dissolved in the third quarter of 2005. The participation interests purchased after July 2005 represent undivided interests in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS, which originated the receivables. The interests purchased before July 2005 represented undivided interests in cardmember receivables transferred to the American Express Master Trust (AEMT) by TRS which originated the receivables. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V. Prior to dissolution, AEMT was also a non-qualifying special purpose entity that was consolidated by TRS.

The Card Issuers, as agents for Credco, perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. The Receivables Agreements provide that, without the prior written consent of Credco, the credit standards used to determine whether a card is to be issued to an applicant may not be materially reduced and that the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

Volume of Business

The following table shows the volume of all cardmember receivables and cardmember loans purchased by Credco, excluding cardmember receivables and cardmember loans sold to affiliates, during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco at the end of such years (billions):

	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,			Receivables and Loans Owned at December 31,

Year	Domestic	Foreign	Total	Domestic	Foreign	Total

2005	$233.0	$26.9	$259.9	$21.9	$3.1	$25.0
2004	188.8	51.3	240.1	19.7	2.8	22.5
2003	153.2	56.1	209.3	17.8	8.4	26.2
2002	137.2	46.9	184.1	15.2	6.8	22.0
2001	159.0	45.1	204.1	17.4	5.6	23.0

The card business does not experience significant seasonal fluctuation, although card billed business tends to be moderately higher in the fourth quarter than in other quarters.

Cardmember Receivables

At December 31, 2005 and 2004, Credco owned $24.4 billion and $21.9 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 98 percent and 97 percent of the total cardmember receivables and loans owned at December 31, 2005 and 2004, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time that a transaction is submitted by the merchant and captured by American Express. As previously noted, CRC purchases the participation interests from RFC V in conjunction with TRS’ securitization program. During the period from May 1, 2005 through December 31, 2005, RFC V participated to CRC undivided interests totaling $8.5 billion. Prior to May 2005, CRC purchased such interests from RFC. At December 31, 2005 and 2004, CRC owned approximately $8.6 billion and $6.3 billion of participation interests purchased from RFC V and RFC, respectively.

Years ended December 31, (Millions, except percentages)	2005	2004	2003	2002	2001

Total cardmember receivables	$24,421	$21,888	$21,165	$17,169	$19,121
90 days past due as a % of total	1.7%	2.1%	2.2%	2.6%	3.6%
Loss reserves	$671	$555	$555	$498	$683
as a % of receivables	2.7%	2.5%	2.6%	2.9%	3.5%
as a % of 90 days past due	159%	122%	121%	112%	99%
Write-offs, net of recoveries	$579	$471	$463	$568	$703
Net write-off rate (1)	0.22%	0.20%	0.23%	0.32%	0.35%
Average life of cardmember receivables (in days) (2)	32	32	33	34	36

(1) Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.

(2) Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember Loans

At December 31, 2005 and 2004, Credco owned cardmember loans totaling $0.6 billion, respectively, representing 2 percent and 3 percent of all interests in cardmember receivables and loans owned by Credco at December 31, 2005 and 2004, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, and lines of credit and loans to American Express Bank Ltd. customers. At December 31, 2005 and 2004, CRC did not own any participation interests in cardmember loans.

Years ended December 31, (Millions, except percentages)	2005	2004	2003	2002	2001

Total cardmember loans	$569	$622	$5,067	$4,858	$3,927
Past due cardmember loans as a % of total:
30-89 days	4.9%	6.3%	3.2%	4.2%	5.2%
90+ days	1.4%	1.9%	1.5%	1.7%	1.6%
Loss reserves	$15	$55	$182	$243	$164
as a % of cardmember loans	2.6%	8.9%	3.6%	5.0%	4.2%
as a % of past due	41%	108%	76%	84%	62%
Write-offs, net of recoveries	$21	$183	$310	$330	$165
Net write-off rate (1)	3.57%	4.40%	6.07%	7.37%	5.31%

(1) Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the years indicated.

The year-over-year decrease in Credco’s owned cardmember loans was primarily driven by Credco’s change in funding strategies during 2004 for cardmember receivables and loans in certain international markets and the TRS sale of its small business financing unit, American Express Business Financing (AEBF), in December 2004, which resulted in the sale by Credco of $1.3 billion of leasing receivables to AEBF at par.

Loans and Deposits with Affiliates

Components of loans and deposits with affiliates at December 31 were as follows:

(Millions)	2005	2004	2003

American Express	$—	$—	$850
TRS Parent	750	—	—
TRS Subsidiaries:
American Express Services Europe Limited	2,799	2,930	—
American Express Australia Limited	2,489	2,111	—
Amex Bank of Canada	1,797	1,553	359
American Express International Inc.	419	445	329
ATM Holdings, Inc.	—	—	385

Total	$8,254	$7,039	$1,923

Sources of Funds

Credco’s business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank lines of credit and issuances of U.S. and non-U.S. dollar medium- and long-term debt as well as through operations. The weighted average interest rate on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years was:

Year	Weighted Average Interest Rate

2005	3.63%
2004	2.98%
2003	3.46%
2002	3.96%
2001	5.98%

See Notes 4 and 5 to the Consolidated Financial Statements for additional information about Credco’s debt, including Credco’s lines of credit and long-term debt.

Foreign Operations

See Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange risks and operations in different geographic regions.

Employees

At December 31, 2005, Credco had 28 employees.

Item 1A.	RISK FACTORS.

This section highlights specific risks that could affect Credco and its businesses. You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to Credco, we believe that the following information identifies the most significant risk factors affecting Credco. However, the risks and uncertainties Credco faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect Credco’s business.

If any of the following risks and uncertainties develops into actual events or the circumstances described in the risks and uncertainties occur, these events or circumstances could have a material adverse effect on Credco’s business, financial condition or results of operations. These events could also have a negative effect on the trading price of Credco’s securities.

The risk management policies and procedures of Credco and the Card Issuers may not be effective.

Credco and the Card Issuers must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on Card products, debt payments by individual and corporate customers and businesses that accept the Card Issuer’s products. Credit risk is the risk of loss from obligor or counterparty default. Credco and the Card Issuers are exposed to both consumer credit risk, principally from Cardmember receivables, and institutional credit risk, primarily through TRS’s corporate card, large establishment services and network services businesses. While consumer credit risk is more closely linked to general economic conditions rather than borrower-specific events like institutional credit risk, both expose the Card Issuers and Credco to the risk of loss. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Although Credco and the Card Issuers make estimates to provide for credit losses in their respective outstanding portfolios of loans and receivables, these estimates may not be accurate. In addition, the information that Credco and the Card Issuers use in managing credit risk may be inaccurate or incomplete. Although Credco and the Card Issuers regularly review their credit exposures to specific clients and counterparties and to specific industries, countries and regions that they believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credco and the Card Issuers may also fail to receive full information with respect to the credit risks of their customers.

Credco must also effectively manage market risk to which it is exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables. Credco is exposed to market risk from both interest rates from the Card business and foreign exchange risk from its international operations. Credco must also accurately estimate the fair value of the assets in its investment portfolios and, in particular, those investments that are not readily marketable.

Finally, the Card Issuers must also manage the operational risks to which they are exposed. The Card Issuers consider operational risk to be the risk of not achieving their respective business objectives due to failed processes, people or information systems, or from the external environment, such as natural disasters. Operational risks include the risk that they may not accurately estimate the provision for the cost of the Membership Rewards program, as well as the risk that they are unable to manage a downturn in their respective businesses and/or negative changes in ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs.

Although Credco and the Card Issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, their hedging strategies and other risk management techniques may not be fully effective in mitigating risk exposures in all market environments or against all types of risk, including risks that are unidentified or unanticipated. See Item 7A Quantitative Disclosures and Qualitative Disclosures about Market Risk for a discussion of the policies and procedures Credco uses to identify, monitor and manage risks. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Credco is exposed to risks associated with fluctuations in foreign currency exchange rates and foreign exchange controls.

Credco generates a portion of its activities from outside the United States, including by financing card receivables and loan receivables denominated in currencies other than the U.S. dollar. Revenues generated outside the United States or denominated in currencies other than the U.S. dollar are subject to unpredictable and indeterminate fluctuations in the values of other currencies relative to the U.S. dollar. Credco’s risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, Credco or the Card Issuers may become subject to exchange control regulations that might restrict or prohibit the conversion of their other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease revenues received from international operations and have a material adverse impact on their respective businesses.

Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of charge and credit cards issued and could increase costs.

The Card Issuers are subject to regulations related to privacy and data use and security in the jurisdictions in which they do business, and they could be negatively impacted by these regulations. For example, in the United States, TRS, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB are subject to the Federal Trade Commission’s information safeguards rule under the Gramm-Leach-Bliley Act. The rule requires that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. In 2005, there was a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. In the United States, there are a number of bills pending in Congress and there have been several congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2006 that, if implemented, could affect the Card Issuers.

In addition, a number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In Europe, the European Parliament and Council have passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union member states to which certain Card Issuers are subject. Regulation of privacy and data use and security in these and other jurisdictions may increase costs for issuing charge and credit cards, which may decrease the number of cards issued. Any additional regulations in these areas may also increase costs to comply with such regulations, which could materially and adversely affect profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which the Card Issuers are subject could result in fines, sanctions or other penalties, which could materially and adversely affect their respective results of operations and overall businesses.

Credco and its subsidiaries are dependent on the Card Issuers that generate receivables.

Credco and its subsidiaries are dependent on the Card Issuers that generate receivables. Credco and American Express Overseas Credit Corporation Limited (AEOCC) are parties to asset sale and purchase agreements relating to the purchase of receivables from the Card Issuers. These receivables agreements generally require that non-interest and interest-bearing receivables be purchased at discount rates that are negotiated and determined at the time of purchase based upon the nature of the receivables. Credco and AEOCC are dependent upon these contractual arrangements. Lower levels of cardmember receivables and loans generated by the Card Issuers from which Credco and AEOCC purchase receivables would result in a reduction in the level of finance operations and a reduction in revenues of Credco and AEOCC. American Express and TRS’ operations are independently subject to a variety of risk factors. The outstanding debt and other securities of Credco and AEOCC are not obligations of American Express, TRS or its other subsidiaries.

Forward-looking Statements

Various statements have been made in this Annual Report on Form 10-K that may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely” and similar expressions are intended to identify forward-looking statements. The risk factors described above and below are not exclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

•	credit trends and the rate of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

•	Credco’s ability to accurately estimate the provision for losses in Credco’s outstanding portfolio of cardmember receivables and loans;

•	fluctuations in foreign currency exchange rates;

•	negative changes in Credco’s credit ratings, which could result in decreased liquidity and higher borrowing costs;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs; and

•	the impact on American Express Company’s business resulting from continuing geopolitical uncertainty.

Item 1 B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Credco neither owns nor leases any material physical properties.

Item 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which Credco or its subsidiaries is a party or of which any of their property is the subject. Credco knows of no such proceedings being contemplated by government authorities or other parties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

American Express, through its wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco’s common stock.

Credco paid cash dividends of $200 million and $125 million to TRS in 2005 and 2004, respectively. For information about limitations on Credco’s ability to pay dividends, see Note 6 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

(Millions)	2005	2004	2003	2002	2001

Income Statement Data

Revenues	$2,276	$1,832	$1,987	$2,153	$2,842

Provision for losses, net of recoveries	662	628	701	846	937

Interest expense	1,141	863	852	916	1,458

Income tax provision	50	75	135	118	140

Net income	415	234	260	228	277

Balance Sheet Data

Gross cardmember receivables	$24,421	$21,888	$21,165	$17,169	$19,121

Reserve for losses, cardmember receivables	(671)	(555)	(555)	(498)	(683)

Gross cardmember loans	569	622	5,067	4,858	3,927

Reserve for losses, cardmember loans	(15)	(55)	(182)	(243)	(164)

Loans and deposits with affiliates	8,254	7,039	1,923	2,047	1,907

Total assets	37,369	36,260	31,949	27,665	26,542

Short-term debt	15,982	13,245	15,718	15,145	20,584

Current portion of long-term debt	2,300	5,734	1,978	5,751	800

Long-term debt	14,629	12,880	10,216	2,117	1,030

Shareholder’s equity	3,271	2,993	2,750	2,315	2,200

Cash dividends	200	125	—	—	—

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Critical Accounting Policies

American Express Credit Corporation’s (Credco) significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to reserves for cardmember losses.

Reserves for cardmember losses

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s estimate of the amount necessary to absorb losses inherent in Credco’s outstanding portfolio of cardmember receivables and loans. Management’s evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze several specific portfolio statistics, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. Also, to a lesser extent, these reserves reflect management’s judgment regarding overall adequacy. In exercising its judgment to adjust reserves that are calculated by the analytic model, management considers the level of coverage of past-due accounts, as well as external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager’s index, bankruptcy filings and the regulatory environment. Management believes the impact of each of these indicators can change from time to time and thus reviews these indicators in concert.

Receivables and loans are written-off when management deems amounts to be uncollectible, which is generally determined by the numbers of days past due. In general, bankruptcy and deceased accounts are written-off upon notification, or when 180 days past due for lending products and 360 days past due for charge card products. For all other accounts, write-off policy is based upon the delinquency and product. Given both the size and the volatility of write-offs, management continually monitors evolving trends and adjusts its business strategy accordingly. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for losses, as applicable. As of December 31, 2005, if average write-off rates were 5 percent higher or lower, the reserve for losses would change by approximately $34 million.

Liquidity and Capital Resources

Financing Activities

Credco’s assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes, bank credit facilities and equity capital. Funding requirements are met primarily by the sale of commercial paper, the issuance of medium-term notes and borrowings under long-term bank credit facilities in certain international markets. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During 2005, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco’s commercial paper is a widely recognized name among short-term investors. At December 31, 2005, Credco had $7.7 billion of commercial paper outstanding. The outstanding amount increased $0.1 billion or 2 percent from a year ago. Average commercial paper outstanding was $8.1 billion and $7.6 billion in 2005 and 2004, respectively. Credco currently manages the level of commercial paper outstanding, net of certain short-term investments, such that the ratio of its bank credit facility to total net short-term debt is not less than 100 percent. Net short-term debt, which consists mainly of commercial paper less cash and cash equivalents, was $6.9 billion at December 31, 2005. Based on the maximum available borrowings under bank credit facilities, Credco’s bank line coverage of net short-term debt was 134 percent at December 31, 2005.

Medium- and long-term debt is raised through the offering of debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At December 31, 2005 and 2004, Credco had an aggregate of $8.6 billion and $12.2 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional three years. Credco’s outstanding long-term debt at December 31, 2005 and 2004 was $8.3 billion and $6.4 billion, respectively. During 2005 and 2004, Credco’s average medium- and long-term debt outstanding was $16.5 billion and $15.0 billion, respectively.

In 2005, U.S. and international fixed and floating rate medium- and long-term debt in an aggregate principal amount of $4.7 billion with maturities ranging from two to ten years was issued.

These long-term debt issues have longer average maturities and a wider distribution along the maturity spectrum as compared to the 2004 long-term funding activity to reduce and spread out the refinancing requirement in future periods.

Credco’s funding strategy is designed to maintain high and stable debt ratings from the major credit rating agencies, Moody’s, Standard & Poor’s and Fitch Ratings. Maintenance of high and stable debt ratings is critical to ensuring Credco’s continuous access to the capital and credit markets. It also enables Credco to reduce its overall borrowing costs. At December 31, 2005, Credco’s debt ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch Ratings

Short-term	P-1	A-1	F1
Senior unsecured	Aa3	A+	A+

Rating agencies review factors such as capital adequacy with a view towards maintaining certain levels of capital, liquidity, business volumes, asset quality and economic market trends, among others, in assessing Credco’s and its subsidiaries’ appropriate ratings.

Credco, TRS, AEOCC, a wholly-owned subsidiary of Credco, Centurion Bank, a wholly-owned subsidiary of TRS and American Express Bank Ltd., a wholly-owned subsidiary of American Express have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under this program will not exceed $6.0 billion. In the third quarter of 2004, Credco issued approximately $2.2 billion of fixed-rate debt instruments with maturities of three to five years under this program. In the fourth quarter of 2004, Credco issued approximately $461 million of fixed-rate debt instruments with a maturity of five years. The proceeds of these issuances were used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At December 31, 2005, $3.1 billion was outstanding under this program, including $500 million issued by TRS.

On October 28, 2005, Credco received regulatory approval in Canada for a base shelf prospectus for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $3.0 billion of notes by American Express Canada Credit Corporation, a wholly-owned subsidiary of Credco, which notes would be guaranteed by Credco. On November 15, 2005, Credco issued and sold approximately $430 million Fixed Medium-Term Notes due 2010 and approximately $260 million Floating Medium-Term

Notes due 2007. At December 31, 2005, approximately $2.3 billion was available for issuance under this program.

At December 31, 2004, Credco had the ability to issue approximately $7 billion of debt securities under shelf registration statements filed with the Securities and Exchange Commission (SEC). During the fourth quarter ended December 31, 2005, Credco issued $4 billion Medium-Term Notes. At December 31, 2005, Credco had the ability to issue approximately $3 billion of debt securities under the remaining shelf registration statements.

In August 2004, Credco established a new 99.9 percent owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed approximately $1.9 billion to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian cardmember loan portfolio, net of reserves, of $1.0 billion and cardmember receivable portfolio of $1.0 billion to American Express Australia Limited (AEAL), a wholly-owned subsidiary of TRS and the issuer of charge and credit cards in Australia. Subsequently, AEAL transferred with recourse these cardmember receivables and cardmember loans to AECA and will transfer with recourse new cardmember receivables and cardmember loans originated by AEAL prospectively to AECA.

Additionally, in October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP) in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). These entities were funded with the proceeds of debt securities issued by Credco in pounds sterling and euros, in the third and fourth quarters of 2004, respectively. During the fourth quarter of 2004, Credco sold its cardmember loan and receivable portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), a wholly-owned subsidiary of TRS. Subsequently, AESEL transferred with recourse cardmember receivables and cardmember loans of $2.5 billion and $0.6 billion to SARL and AEELP, respectively.

Credco paid cash dividends of $200 million and $125 million to TRS in 2005 and 2004, respectively.

Liquidity

Credco balances the trade-offs between having too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity crisis (see Contingent Liquidity Planning section below). Credco considers various factors in determining its liquidity needs, such as economic and financial market conditions, seasonality in business operations, cost and availability of alternative liquidity sources, and credit rating agency considerations. In 2005, short-term debt as a percentage of total debt increased to 49 percent at December 31, 2005 from 42 percent at December 31, 2004.

Credco estimates it will have funding requirements of approximately $2.3 billion within the next year related to the maturity of medium- and long-term debt obligations. Credco believes that its funding plan is adequate to meet these requirements. In addition, alternative liquidity sources are available, mainly in the form of the liquidity portfolio, securitization of cardmember receivables and loans through American Express affiliates, and bank credit facilities, to provide uninterrupted funding over a twelve-month period should access to unsecured debt sources become impaired.

Investment Securities Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in overnight, highly liquid instruments. In addition, in the fourth quarter of 2003, Credco began a program to develop a liquidity portfolio in which proceeds raised from such borrowings are to be invested in high quality and highly liquid investment securities. At December 31, 2005, Credco held $3.0 billion of U.S. Treasury securities under this program. The invested amounts of the liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program. U.S. Treasury securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Other Investment Activities

During June 2004, CRC sold $1.2 billion of Class C Notes previously issued by the American Express Credit Account Master Trust, a qualified special purpose entity, to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS. The Class C Notes were sold at par and, as such, no gain or loss was recognized in conjunction with the transaction. During 2005, $38 million of the Class C Notes matured. At December 31, 2005, CRC has approximately $19 million of Class C Notes remaining. In prior periods, CRC was also invested in certain Class B Notes that were issued by AEMT. During 2005, the remaining $142 million of Class B Notes matured.

Bank Credit Facilities

Credco maintained bank credit facilities with 43 large institutions totaling $12.6 billion (including $2.0 billion available to American Express and the $2.4 billion Australian Credit Facility discussed below) at December 31, 2005. Credco had $0.7 billion outstanding under the Canadian credit facility at December 31, 2005. Credco has the right to borrow a maximum of $12.6 billion (including amounts outstanding) under these facilities, with a commensurate maximum $2.1 billion reduction in the amount available to American Express. These facilities expire as follows (billions): 2006, $1.5; 2009, $6.3 and 2010, $4.8.

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.41, 1.36 and 1.46 in 2005, 2004 and 2003, respectively. The ratio of earnings to fixed charges for American Express for 2005, 2004 and 2003 was 2.83, 3.13 and 2.97, respectively.

In the third quarter of 2004, Credco entered into a new 5-year multi-bank credit facility in Australia for approximately $2.4 billion and borrowed approximately $1.9 billion under this credit facility to provide an alternate funding source for business in Australia. At December 31, 2005, $2.3 billion under this credit facility was outstanding.

Bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco’s credit rating.

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

The funding sources that would be relied upon depend on the exact nature of such a hypothetical liquidity crisis; nonetheless, Credco’s liquidity sources are designed with the goal of ensuring there is sufficient cash on hand to fund business operations over a twelve-month period regardless of whether the liquidity crisis is caused by an external, industry or Credco-specific event. The contingent funding plan also addresses operating flexibilities in quickly making these funding sources available to meet all financial obligations. The simulated liquidity crisis is defined as a sudden and unexpected event that temporarily impairs access to or makes unavailable funding in the unsecured debt markets. The contingent funding plan includes access to diverse sources of alternative funding, including but not limited to its liquidity investment portfolio, securitization of cardmember receivables and loans through American Express affiliates, bank lines, and intercompany borrowings. Credco estimates that, under a worst case liquidity crisis scenario, it has in excess of $13.5 billion in alternate funding sources available to cover cash needs over the first 60 days after a liquidity crisis has occurred.

Results of Operations

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount rates applicable thereto, the relationship of total discount to Credco’s interest expense and the collectibility of cardmember receivables and loans purchased. The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts:

(Millions)	2005	2004

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$148	$187
Discount rates	266	(320)

Total	$414	$(133)

Finance charge revenue:
Volume of loans purchased	$(292)	$(97)
Interest rates	22	(40)

Total	$(270)	$(137)

Interest income from investments:
Average investments outstanding	$(11)	$31
Interest rates	32	4

Total	$21	$35

Interest income from affiliates:
Average investments outstanding	$164	$22
Interest rates	113	66

Total	$277	$88

Provision for losses, net of recoveries:
Volume of receivables purchased	$66	$133
Provision rates and volume of recoveries	(32)	(206)

Total	$34	$(73)

Interest expense:
Average debt outstanding	$58	$159
Interest rates	127	(183)

Total	$185	$(24)

Interest expense to affiliates:
Average debt outstanding	$12	$6
Interest rates	81	29

Total	$93	$35

Credco’s increase in discount revenue earned on purchased cardmember receivables and loans during 2005 is attributable to higher discount rates and higher volume of cardmember receivables purchased. Finance charge revenue in 2005 decreased primarily as a result of lower volume of average interest-bearing cardmember loans outstanding. Interest income from investments in 2005 increased primarily due to higher yields, partially offset by lower average investments outstanding. The increase in interest income from affiliates is attributable to higher yields and greater average investments outstanding. Interest expense increased in 2005 as a result of higher interest rates and higher average debt outstanding. Provision for losses increased during 2005 reflecting an increase in the volume of cardmember receivables purchased and costs related to Hurricane Katrina, partially offset by lower provision rates due to improved credit quality.

Credco’s effective tax rate for the years ended December 31, 2005, 2004 and 2003 was 10.8 percent, 24.3 percent and 34.2 percent, respectively. The effective tax rate was much lower in 2005 as compared to 2004 and 2003 primarily as a result of ongoing benefits related to changes in international funding strategy during 2004. The shifts in international funding strategy, which diversify funding sources and increase liquidity, are expected also to benefit Credco’s effective tax rate and net income in future periods despite somewhat higher related funding costs.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credco’s risk management objective is to monitor and control risk exposures to earn returns commensurate with the appropriate level of risk assumed. In addition to business risk, Credco recognizes three fundamental sources of risk: credit risk, market risk and operational risk. These risks are interrelated, and management has adopted well defined principles to guide Credco’s business strategies and objectives. Credco views credit risk as a component of driving profitable growth. Market risk is hedged or managed within established parameters to sustain such earnings growth, while operational risk arising from Credco’s business activities is carefully monitored to maintain it within acceptable limits.

Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board approved risk management policies, objectives and the American Express Board oversight of risk management parameters. Supporting the American Express Board in its oversight function are other risk management oversight committees, such as American Express’ Treasury Department and other asset and liability management committees. The American Express Enterprise Risk Management Committee (ERMC) supplements the risk management capabilities resident within American Express’ business segments by routinely reviewing key market, credit, operational and other risk concentrations across American Express and recommending action where appropriate. The ERMC recommends risk limits, promotes a rigorous understanding of risks across American Express, including Credco, and supports management in making risk-return decisions.

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

Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated investment grade or higher. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Market Risk

Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables. Credco’s market risk consists primarily of interest rate risk and foreign exchange risk. Market risk exposures are monitored and managed by various risk committees, American Express’ Treasury Department as well as by management. The American Express Board approved policies related to funding, investments and the use of derivative financial instruments have been established. With respect to derivative financial instruments, the value of such instruments is derived from an underlying variable or multiple variables, including commodity, equity, foreign exchange and interest rate indices or prices. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, as such, are an integral component of Credco’s market risk and related asset liability management strategy and processes. See Note 7 for additional discussion of Credco’s derivative financial instruments.

Interest rate risk is generated by the funding of cardmember receivables and fixed rate cardmember loan purchases through longer term variable rate borrowings. Such assets and liabilities generally do not create naturally offsetting positions as it relates to basis, re-pricing or maturity characteristics. By using derivative financial instruments, such as interest rate swaps, the interest rate profile can be adjusted to maintain and manage a desired profile. As of December 31, 2005 and 2004, the total notional amount of interest rate swaps was $2 billion and $22 billion, respectively. These derivatives generally qualify for hedge accounting.

In addition, foreign exchange risk is generated by cross-currency purchased cardmember receivables and cardmember loans, foreign currency denominated balance sheet exposures and foreign currency earnings in international units. Credco hedges this market exposure to the extent it is economically justified through various means including local market cross-currency funding and the use of derivative financial instruments, such as foreign exchange forward and cross-currency swap contracts, which can help “lock in” Credco’s exposure to specific currencies at a specified rate. As a general matter, virtually all foreign exchange risk is risk managed to decrease Credco’s exposure to currency rate fluctuations. As of December 31, 2005 and 2004, the total notional amount of foreign exchange derivatives was $27 million and $29 million. These derivatives generally do not qualify for hedge accounting.

The following discussion includes sensitivity analysis of interest rate and foreign currency risk and estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year’s earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur, including revising the discount rate applicable to purchases of new receivables. As a result, actual earnings consequences will differ from those quantified. The detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $82 million and $65 million, based on 2005 and 2004 year-end positions, respectively. This effect is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. From a foreign exchange risk perspective, based on the year-end 2005 and 2004 foreign exchange positions, the effect on Credco’s earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

Operational Risk

Credco defines operational risk as the risk of not achieving business objectives due to failed processes, people or information systems, or from the external environment (e.g., natural disasters). The management of operational risk is an important priority for Credco. Operational risk can impact an organization through direct or indirect financial loss, brand or reputational damage, customer dissatisfaction, or legal or regulatory penalties. Credco is committed to improving its ability to prioritize and manage operational risk through the delivery of a comprehensive operational risk program. American Express’ Operational Risk Committee is developing enterprise-wide guidelines and tools for managing operational risk. However, day-to-day management of operational risk lies with Credco. Credco continues to enhance its operational risk management practices on an ongoing basis. With the finalization of the American Express enterprise-wide guidelines and tools, Credco will implement a robust self-assessment methodology for managing operational risk. The self-assessment methodology is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, and facilitates compliance with Section 404 of the Sarbanes–Oxley Act. The implementation of this methodology is expected to result in improved operational risk intelligence and a heightened level of preparedness to deal with operational risk events and conditions that may adversely impact Credco’s operations.

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

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco’s disclosure controls and procedures are effective. There have not been any changes in Credco’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Credco’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Credco’s internal control over financial reporting.

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

The Audit Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2005.

On November 22, 2004, the Audit Committee of the Board of Directors of American Express Company appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2005 and dismissed Ernst & Young LLP for such period.

Each year the Audit Committee reviews the accountants’ qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit Committee charter requires a detailed review of American Express’ accounting firm, which would include a comparison of resources available in other firms. The Committee conducted such a review in 2004, resulting in the appointment of PricewaterhouseCoopers LLP.

Credco did not consult with PricewaterhouseCoopers LLP in respect of its Consolidated Financial Statements for the year ended December 31, 2004 regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP and Ernst & Young LLP for each of the last two years for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $346,250 for 2005 by PricewaterhouseCoopers LLP and $315,000 for 2004 by Ernst & Young LLP.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP or Ernst & Young LLP for any fees for audit-related services for 2005 or 2004.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP or Ernst & Young LLP for any tax fees for 2005 or 2004.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP or Ernst & Young LLP for any other fees for 2005 or 2004.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accountants are subject to the specific pre-approval of the Audit Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accountants require pre-approval by the Audit Committee in accordance with pre-approval procedures established by the Audit Committee. The procedures require all proposed engagements of Credco’s independent registered public accountants for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit Committee of American Express prior to the beginning of any services.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

	(a)	1.	Financial Statements:
See Index to the Financial Statements at page F-1 hereof.

		2.	Financial Statement Schedule:
See Index to the Financial Statements at page F-1 hereof.

		3.	Exhibits:
See Exhibit Index hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	March 31, 2006	By	/s/Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

DATE:	March 31, 2006	By	/s/Christopher S. Forno

Christopher S. Forno
President, Chief Executive Officer and Director

DATE:	March 31, 2006		/s/Susanne L. Miller

Susanne L. Miller
Vice President and Chief Accounting Officer

DATE:	March 31, 2006		/s/Paul H. Hough

Paul H. Hough
Chief Financial Officer and Director

DATE:	March 31, 2006		/s/David L. Yowan

David L. Yowan
Vice President and Director

AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

(Item 14 (a))

Page Number

Financial Statements:

Reports of Independent Registered Public Accounting Firms	F – 2 and F – 3

Consolidated Statements of Income	F – 4

Consolidated Balance Sheets	F – 5

Consolidated Statements of Cash Flows	F – 6

Consolidated Statements of Shareholder’s Equity	F – 7

Notes to Consolidated Financial Statements	F – 8 to F – 21

Schedule:

II – Valuation and Qualifying Accounts	F – 22

All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York
March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
American Express Credit Corporation

We have audited the accompanying consolidated balance sheet of American Express Credit Corporation as of December 31, 2004 and the related consolidated statements of income, shareholder’s equity and cash flows for the years ended December 31, 2004 and 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of American Express Credit Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of American Express Credit Corporation’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Express Credit Corporation at December 31, 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Ernst & Young LLP

New York, New York
March 16, 2005

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)	2005	2004	2003

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$1,680	$1,266	$1,399
Finance charge revenue	69	339	476
Interest income from investments	125	104	69
Interest income from affiliates	396	119	31
Other	6	4	12

Total revenues	2,276	1,832	1,987

Expenses

Provision for losses, net of recoveries:
2005, $172; 2004, $187; 2003, $204	662	628	701
Interest expense	943	758	782
Interest expense to affiliates	198	105	70
Other	8	32	39

Total expenses	1,811	1,523	1,592

Pretax income	465	309	395
Income tax provision	50	75	135

Net income	$415	$234	$260

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)	2005	2004

Assets

Cash and cash equivalents	$1,051	$3,802
Investments	2,996	3,183
Cardmember receivables, less reserves:
2005, $671; 2004, $555	23,750	21,333
Cardmember loans, less reserves:
2005, $15; 2004, $55	554	567
Loans and deposits from affiliates	8,254	7,039
Deferred charges and other assets	764	336

Total assets	$37,369	$36,260

Liabilities and Shareholder’s Equity

Short-term debt	$7,939	$7,780
Short-term debt with affiliates	8,043	5,465
Current portion of long-term debt	2,300	5,734
Long-term debt	14,629	12,880

Total debt	32,911	31,859
Due to affiliates	1,021	1,148
Accrued interest and other liabilities	166	260

Total liabilities	34,098	33,267

Shareholder’s Equity

Common stock-authorized 3 million shares of $.10 par value; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,080	2,865
Accumulated other comprehensive income (loss):
Net unrealized securities (losses), net of tax:
2005, $8; 2004, $13	(16)	(25)
Net unrealized derivatives gains (losses), net of tax:
2005, $(31); 2004, $6	57	(11)
Foreign currency translation adjustments	(12)	2

Total accumulated other comprehensive income (loss)	29	(34)

Total shareholder’s equity	3,271	2,993

Total liabilities and shareholder’s equity	$37,369	$36,260

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)	2005	2004	2003

Cash Flows from Operating Activities
Net income	$415	$234	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	662	628	701
Amortization and other	14	13	—
Changes in operating assets and liabilities:
Deferred tax assets	(3)	30	(3)
Due to affiliates	57	11	16
Other operating assets and liabilities	(286)	(299)	182

Net cash provided by operating activities	859	617	1,156

Cash Flows from Investing Activities
(Increase) decrease in cardmember receivables and loans	(2,421)	1,150	(3,166)
Recoveries of cardmember receivables and loans previously written off	172	187	204
Purchase of participation interest in seller’s interest in cardmember receivables and loans from affiliate	(10,092)	(1,121)	(2,051)
Sale of participation interest in seller’s interest in cardmember receivables and loans to affiliate	7,293	—	106
Sale of net cardmember receivables and loans to affiliate	8,281	3,128	460
Purchase of net cardmember receivables and loans from affiliate	(6,471)	(377)	(462)
Purchase of investments	(792)	(2,237)	(888)
Maturity of investments	979	333	230
Sale of investments	—	1,244	—
Loans and deposits due from affiliates	(1,524)	(4,760)	123
(Decrease) increase due to affiliates	(185)	718	(1,015)

Net cash used in investing activities	(4,760)	(1,735)	(6,459)

Cash Flows from Financing Activities
Net increase in short-term debt with affiliates with maturities of ninety days or less	2,579	309	1,376
Net decrease in short-term debt – other with maturities of ninety days or less	(12)	(1,490)	(559)
Issuance of debt	6,636	9,538	13,560
Redemption of debt	(7,853)	(4,840)	(9,470)
Dividends paid	(200)	(125)	—

Net cash provided by financing activities	1,150	3,392	4,907

Net (decrease) increase in cash and cash equivalents	(2,751)	2,274	(396)
Cash and cash equivalents at beginning of year	3,802	1,528	1,924

Cash and cash equivalents at end of year	$1,051	$3,802	$1,528

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, (Millions)	Total	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings

Balances at December 31, 2002	$2,315	$1	$161	$(343)	$2,496

Comprehensive income:
Net income	260				260
Change in net unrealized securities gains	22			22
Change in net unrealized derivatives losses	(147)			(147)
Derivatives losses reclassified to earnings	300			300

Total comprehensive income	435

Balances at December 31, 2003	2,750	1	161	(168)	2,756

Comprehensive income:
Net income	234				234
Change in net unrealized securities losses	(36)			(36)
Change in net unrealized derivatives gains	26			26
Derivatives losses reclassified to earnings	142			142
Foreign currency translation adjustments	2			2

Total comprehensive income	368
Cash dividends paid	(125)				(125)

Balances at December 31, 2004	2,993	1	161	(34)	2,865

Comprehensive income:
Net income	415				415
Change in net unrealized securities gains	9			9
Change in net unrealized derivatives gains	60			60
Derivatives losses reclassified to earnings	8			8
Foreign currency translation adjustments	(14)			(14)

Total comprehensive income	478
Cash dividends paid	(200)				(200)

Balances at December 31, 2005	$3,271	$1	$161	$29	$3,080

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

In August 2004, Credco purchased a 99.9 percent ownership interest in American Express Capital Australia (AECA), with the remaining 0.1 percent interest held by American Express International, Inc. (AEII), a wholly-owned subsidiary of American Express Limited (AEL), which is a wholly-owned subsidiary of TRS. AECA was established as part of a change in local funding strategy for business in Australia.

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

Credco also consolidates all Variable Interest Entities (VIEs) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46). The determination as to whether an entity is a VIE is based on the amount and characteristics of the entity’s equity. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary, which means that it will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual return.

All significant intercompany transactions are eliminated. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholder’s equity. Revenues and expenses are translated at the average month end exchange rates during the year. Gains and losses related to non-functional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported net in other revenue in Credco’s Consolidated Statements of Income. Net foreign currency transaction (losses) gains were immaterial for the years ended 2005, 2004 and 2003.

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

Discount Revenue

Credco earns discount revenue from purchasing cardmember receivables and loans. The discount is deferred and recognized as revenue ratably over the period that the receivables are estimated to be outstanding. Estimates are based on the recent historical average life of cardmember receivables.

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

Investments

Available-for-Sale investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other comprehensive income (loss), net of income tax provisions (benefits). Gains and losses are recognized in the Consolidated Statements of Income in other revenue upon disposition of the securities. Losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration and size of that gap and management’s judgment about the issuer’s current and prospective financial condition. The fair value of the investment portfolio is primarily based on quoted market prices.

Reserves for Losses – Cardmember Receivables and Loans

Cardmember receivables represent amounts due from American Express charge card customers and are recorded at the time that a cardmember enters into a point-of-sale transaction at a service establishment. Cardmember receivable balances are presented on the balance sheet net of reserves for losses and typically include principal and any related fees. Cardmember loans represent amounts due from customers of American Express’ lending products and are recorded at the time that a cardmember point-of-sale transaction is captured. These loans are presented on the balance sheet net of reserves for cardmember losses and include accrued interest receivable and fees as of the balance sheet date. Additionally, cardmember loans include balances with extended payment terms on certain charge card products, such as Sign and Travel and Extended Payment Option. Credco’s policy is to cease accruing for interest receivable once a related cardmember loan is greater than 180 days past due. Accruals that cease generally are not resumed.

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s estimate of the amount necessary to absorb losses inherent in Credco’s outstanding portfolio of cardmember receivables and loans. Management’s evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. In exercising its judgment to adjust reserves that are calculated by the analytic model, management considers the level of coverage of past-due accounts, as well as external indicators, such as leading economic indicators, unemployment rate, consumer confidence index, purchasing manager’s index, bankruptcy filings and the legal and regulatory environment.

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

Derivative Financial Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), as amended, establishes accounting and reporting requirements for derivative financial instruments, including hedging activities. SFAS No. 133 requires that all derivatives are recognized on balance sheet at fair value as either assets or liabilities in Credco’s Consolidated Balance Sheets. The fair value of Credco’s derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. Credco reports its derivative assets and liabilities in other assets and other liabilities, respectively. The accounting for the change in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.

Cash flow hedges

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transactions impact earnings. The amount that is reclassified into earnings is presented in the income statement with the hedged instrument or transaction impact, generally, in interest expense. Any ineffective portion of the gain or loss is reported as a component of other revenue. If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized into earnings immediately.

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

Non-designated derivative financial instruments

For derivative financial instruments that do not qualify for hedge accounting or are not designated under SFAS No. 133 as hedges, changes in fair value are reported in current period earnings generally as a component of other revenue, interest expense or other operating expenses.

Derivative financial instruments that qualify for hedge accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such at the time that Credco enters into the contract. As required by SFAS No. 133, for all derivative financial instruments that are designated for hedging activities, Credco formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. Credco formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. Such assessments are usually made through the application of statistical measures. Credco only applies the “short cut” method of hedge accounting in very limited cases when such requirements are strictly met. In accordance with its risk management policies, Credco generally structures its hedges with very similar terms to the hedged items. Therefore, when applying the accounting requirements, Credco generally recognizes insignificant amounts of ineffectiveness through earnings. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Recently Issued Accounting Standards

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (SFAS No. 156). This Statement simplifies the accounting for servicing assets and liabilities and is effective January 1, 2007. Credco is currently evaluating the impact of SFAS No. 156 on Credco’s Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (SFAS No. 155). This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and is effective January 1, 2007. Credco is currently evaluating the impact of SFAS No. 155 on Credco’s Consolidated Financial Statements.

On November 3, 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Credco believes its current procedures are consistent with the requirements of FSP FAS 115-1.

Effective July 1, 2005, Credco’s parent, American Express, adopted SFAS No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123(R)),” using the modified prospective application. SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and applies to (i) new awards, (ii) awards modified, repurchased, or cancelled after the adoption date and (iii) any outstanding awards accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for which all requisite service has not yet been rendered. The adoption of SFAS No. 123(R) did not have a material impact on Credco’s Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act)”, which would allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on Credco’s plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. Credco did not repatriate any foreign earnings as a result of the Act.

Note 2 Investments

Investments classified as Available-for-Sale at December 31 are distributed by type as presented below:

	2005				2004

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

American Express Master Trust Class B Notes	$—	$—	$—	$—	$142	$—	$—	$142
American Express Credit Account Master Trust Class C Notes	19	—	—	19	56	—	—	56
U.S. Treasury Securities	3,001	—	(24)	2,977	3,023	—	(38)	2,985

Total	$3,020	$—	$(24)	$2,996	$3,221	$—	$(38)	$3,183

The majority of Credco’s U.S. Treasury securities have been in a continuous unrealized loss position over a period of twelve months as of December 31, 2005. As part of its ongoing monitoring process, management has determined that all of the gross unrealized losses on the securities are attributable to changes in interest rates. Additionally, Credco has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities is other-than-temporarily impaired at December 31, 2005.

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period and (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities (reclassification for realized (gains) losses). The following table presents the components of the change in other comprehensive income for the years ended December 31:

(Millions, net of taxes)	2005	2004	2003

Unrealized (losses) gains	$(16)	$(25)	$11
Reclassification for realized (gains) losses	25	(11)	11

Net unrealized securities gains (losses) in other comprehensive income	$9	$(36)	$22

The following is a distribution of Available-for-Sale investments by maturity as of December 31, 2005:

(Millions)	Cost	Fair Value

Due within 1 year	$3,001	$2,977
American Express Credit Account Master Trust Class C Notes	19	19

Total	$3,020	$2,996

The expected payments on the Class C Notes may not coincide with the contractual maturities. As such, these securities were not included in the maturities distribution.

The table below includes purchases, sales and maturities of Available-for-Sale investments for the years ended December 31:

(Millions)	2005	2004

Purchases	$792	$2,237
Sales	$—	$1,244
Maturities	$979	$333

During 2005, Credco purchased $792 million of U.S. Treasury securities. In June 2004, CRC sold $1.2 billion of Class C Notes previously issued by the American Express Credit Account Master Trust, a qualified special purpose entity, to American Express Receivables Financing Corporation II, a wholly-owned subsidiary of TRS. The Class C Notes were sold at par and, as such, no gain or loss was recognized in conjunction with the transaction. In 2005, $38 million of the Class C Notes matured. In prior periods, CRC was also invested in certain Class B Notes that have been issued by AEMT, a non-qualifying special purpose entity that is consolidated by TRS. During 2005, the remaining $142 million of Class B Notes matured.

Note 3 Cardmember Receivables and Loans

At December 31, 2005 and 2004, Credco owned $24.4 billion and $21.9 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing approximately 98 percent and 97 percent, respectively, of the total cardmember receivables and cardmember loans owned. For the years ended December 31, 2005 and 2004, Credco purchased $258.7 billion and $231.6 billion, respectively, of cardmember receivables. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased by CRC without recourse from American Express Receivables Financing Corporation V LLC (RFC V). During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V. RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests held by AEIT from RFC V. Prior to May 2005, CRC purchased participation interests without recourse from American Express Receivables Financing Corporation (RFC). These participation interests represented undivided interests in cardmember receivables transferred to AEMT by TRS, which originated the receivables. As discussed in Note 2, AEMT was a non-qualifying special purpose entity that was consolidated by TRS. AEMT was dissolved during the third quarter of 2005. At December 31, 2005 and 2004, CRC owned approximately $8.6 billion and $6.3 billion of participation interests purchased from RFC V and RFC, respectively.

At December 31, 2005 and 2004, Credco owned cardmember loans totaling $0.6 billion, respectively, including certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables and lines of credit and loans to AEB customers, representing approximately 2 percent and 3 percent, respectively, of the total cardmember receivables and cardmember loans owned. For the years ended December 31, 2005 and 2004, Credco purchased $1.2 billion and $8.6 billion, respectively, of cardmember loans. At December 31, 2005, CRC did not own any participation interests in cardmember loans. In December 2004, TRS sold the leasing product line in its small business financing unit, American Express Business Finance Corporation (AEBF). In conjunction with the TRS leasing product line sale, Credco sold $1.3 billion of leasing receivables to AEBF at par.

The following table presents the changes in the reserves for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2005	2004	2003

Reserve for losses:
Balance at beginning of year	$610	$737	$741
Additions:
Provision for losses charged to income (1)	834	815	905
Other credits (2)	552	53	134
Deductions:
Accounts written-off	772	841	976
Other charges (3)	538	154	67

Balance at end of year	$686	$610	$737

Reserve for losses as a percentage of gross cardmember receivables and loans owned at year-end	2.73%	2.70%	2.80%

(1)	Before recoveries on accounts previously written-off of $172 million, $187 million and $204 million in 2005, 2004 and 2003, respectively.

(2)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and loans and participation interests sold to affiliates.

At December 31, 2005 and 2004, Credco had loans to affiliates outstanding of $8.3 billion and $7.0 billion. Such amounts represent intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $8.3 billion outstanding as of December 31, 2005, $5.3 billion is collateralized by third party assets owned by American Express or TRS and its subsidiaries. Loss reserves related to these amounts are established on a specific identification basis. See Note 9 for further discussion regarding loans to affiliates.

Note 4 Short-Term Debt

Credco’s short-term debt outstanding, defined as debt with original maturities of less than one year, consists of commercial paper and other notes payable. Short-term debt at December 31 was as follows:

(Millions)	2005					2004

	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps

Commercial paper	$7,742	$—	4.19%	—	—	$7,604	$363	2.17%	2.16%	2005
Other notes payable	197	—	4.40%	—	—	176	—	2.65%	—	—

Total	$7,939	$—	4.20%			$7,780	$363	2.18%

(a)	For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2005 and 2004; these rates are not an indication of future interest rates.

As of December 31, 2005, there were no derivative financial instruments outstanding designated as hedges of the existing commercial paper outstanding. Credco has designated the interest rate risk associated with cash flows of future commercial paper issuances as part of its on-going hedging program. The notional amount as of December 31, 2005, of such designated derivative financial instruments was $1.8 billion, reflecting the hedge of future cash flows of anticipated issuances in 2006 through 2008. See Note 7 for additional discussion of Credco’s cash flow hedging strategies.

At December 31, 2005 and 2004, short-term debt with affiliates was $8.0 billion and $5.5 billion, respectively.

Credco has various facilities available to obtain short-term funding, including the issuance of commercial paper and agreements with banks. At December 31, 2005 and 2004, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $41 million and $26 million, respectively. Unused lines of credit available to support commercial paper borrowings were approximately $9.3 billion and $9.1 billion at December 31, 2005 and 2004, respectively. Credco pays fees to the financial institutions that provide these credit line facilities. The fair value of the unused lines of credit was not significant at December 31, 2005 and 2004.

Credco paid $494 million, $480 million and $764 million of interest on short-term debt obligations in 2005, 2004 and 2003, respectively.

Note 5 Long-Term Debt

(Millions)			2005					2004

	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps

Fixed and Floating Rate Senior and Medium-Term Notes due 2005-2015 (b)	$13,600	$6,350	4.48%	2.99%	2006-2015	$14,931	$8,350	3.09%	2.85%	2005- 2006

Borrowings under Bank Credit Facilities due 2009	3,329	2,023	5.25%	5.52%	2006-2010	3,683	785	4.54%	4.80%	2005- 2010

Total	$16,929	$8,373	4.64%			$18,614	$9,135	3.38%

(a)	For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2005 and 2004; these rates are not an indication of future interest rates.
(b)	These balances include $2 billion and $1 billion notes which are subject to extension by the holders through March 5, 2008 and June 20, 2008, respectively.

The above table includes the current portion of long-term debt of $2.3 billion and $5.7 billion at December 31, 2005 and 2004, respectively. Aggregate annual maturities of long-term debt are as follows (billions): 2006, $2.3; 2007, $6.3; 2008, $1.0; 2009, $4.9 and thereafter, $2.4.

As of December 31, 2005, in addition to the hedges of existing long-term debt, Credco has designated the interest rate risk associated with cash flows related to future long-term debt issuances as part of its hedging program. The notional amount of such designated derivative financial instruments was $4.7 billion, reflecting the hedge of future cash flows of anticipated issuances in 2006 through 2008. See Note 7 for additional discussion of Credco’s cash flow hedging strategies.

Credco paid interest on long-term debt obligations of $603 million, $319 million and $170 million in 2005, 2004 and 2003, respectively.

Other financial institutions have committed to extend lines of credit to Credco of $12.6 billion and $12.7 billion at December 31, 2005 and 2004, respectively. Of these amounts, $9.3 billion and $9.1 billion remain available for use as of December 31, 2005 and 2004, respectively.

Note 6 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 7 Derivatives and Hedging Activities

Derivative financial instruments enable the end users to manage exposure to credit or various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including commodity, equity, foreign exchange and interest rate indices or prices. Credco enters into various derivative financial instruments as part of its ongoing risk management activities. Credco does not engage in any trading activities. Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated investment grade or higher. Additionally, Credco enters into master netting agreements with its counterparties wherever practical. As of December 31, 2005, the total net fair value, excluding accruals, of derivative product assets was $110.6 million and derivative product liabilities was $7.5 million, respectively. The total notional amount of derivatives at December 31, 2005 was $27.4 billion. The following summarizes Credco’s use of derivative financial instruments:

Cash Flow Hedges

Credco uses interest rate products, primarily interest rate swaps, to manage funding costs and interest rate risk. Credco uses these derivatives to achieve a targeted mix of fixed and floating rate funding, as well as to protect Credco from the interest rate risk through hedging of its existing long-term debt, the rollover of short-term borrowings (primarily commercial paper), and the anticipated forecasted issuance of additional funding. See Notes 4 and 5 for additional discussion of the cash flow hedging strategies related to short- and long-term debt.

During 2005, 2004 and 2003, Credco recognized the following impacts in other comprehensive (loss) income related to its cash flow hedging activity.

(Millions)	2005	2004	2003

Unrealized gains (losses) net of tax of $32, $14 and $(79), respectively	$60	$26	$(147)
Reclassification for realized losses, net of tax of $4, $76 and $161, respectively	8	142	300

Net unrealized derivative gains	$68	$168	$153

In the event that cash flow hedge accounting is no longer applied (i.e. Credco de-designates a derivative as hedge, a hedge is no longer considered to be highly effective, or the forecasted transaction being hedged is no longer probable of occurring), the reclassification from accumulated other comprehensive (loss) income into earnings may be accelerated and all future market value fluctuations of the derivative will be reflected in earnings.

During 2005 and 2004, Credco recognized the following impacts in other revenue related to these activities. Credco recognized no impact in 2003.

(Millions)	2005	2004

Cash flow hedge ineffective net gains	$0.8	$0.7
Cash flow hedge gains on forecasted transactions no longer probable to occur	$—	$16

Currently, the longest period of time over which Credco is hedging exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is five years and relates to funding of foreign currency denominated receivables. For 2005, 2004 and 2003, there were no gains or losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness. The total fair value, excluding accruals, of derivative product assets and liabilities designated as cash flow hedges was $91 million and $2 million, respectively, as of December 31, 2005 and $48 million and $64 million, respectively, as of December 31, 2004.

Fair Value Hedges

Credco is exposed to interest rate risk associated with fixed rate debt and, from time to time, uses interest rate swaps to convert certain fixed rate debt to floating rate. For 2005, 2004 and 2003, there were no gains or losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness. No hedge ineffectiveness was recognized for the years ended December 31, 2005, 2004 and 2003. The total fair value, excluding accruals, of derivative product assets designated as fair value hedges was $4 million as of December 31, 2005 and 2004.

Derivatives not Designated as Hedges Under SFAS No. 133

Credco has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Accordingly, the derivatives are marked to market and the gain or loss is included in earnings. Such contracts primarily relate to foreign currency transaction exposures that are economically hedged, where practical, through the use of foreign currency contracts. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. Such foreign currency forward contracts entered into by Credco generally mature within one year. The total fair value, excluding accruals, of these derivative product assets and liabilities was $15 million and $5 million, respectively, as of December 31, 2005 and $0.6 million and $63 million, respectively, as of December 31, 2004.

Note 8 Variable Interest Entities

During the second quarter of 2004, Credco established a VIE used primarily to loan funds to affiliates, which are funded by third party borrowings. Credco is considered the primary beneficiary of the entity and, therefore, consolidates the entity. Total assets as of December 31, 2005 were $1.8 billion. Credco has no significant interest in a VIE for which it is not considered the primary beneficiary.

Note 9 Transactions with Affiliates

In 2005, 2004 and 2003, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $260 billion, $240 billion and $209 billion, respectively. The agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2005 and 2004, CRC held American Express Credit Account Master Trust Class C Notes with a fair value of $19 million and $56 million, respectively. At December 31, 2004, CRC held AEMT Class B Notes with a fair value of $142 million. At December 31, 2005, no AEMT Class B Notes remain outstanding.

At December 31, 2005, CRC owned approximately $8.6 billion of participation interests purchased from RFC V representing approximately 34 percent of Credco’s total cardmember receivables and cardmember loans. As of December 31, 2004, CRC owned $6.3 billion of participation interests purchased from RFC representing approximately 28 percent of Credco’s total cardmember receivables and cardmember loans. At December 31, 2005 and 2004, there was no participation interest in cardmember loans owned by CRC.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows:

December 31, (Millions)	2005	2004	2003

Cash and cash equivalents	$7	$8	$4
Maximum month-end level of cash and cash equivalents during the year	10	11	8
Loans and deposits with affiliates	8,254	7,039	1,923
Maximum month-end level of loans and deposits with affiliates during the year	8,254	7,039	1,923
Short- and long-term debt with affiliates	8,043	5,465	6,793
Maximum month-end level of borrowings during the year	8,145	8,170	7,404
Interest income	396	119	31
Other income	6	4	12
Interest expense	198	105	70

In June 2004, Credco began funding cardmember receivables and cardmember loans in Canada through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. Credco funded these loans to Amex Bank of Canada by borrowing, through a newly established wholly-owned subsidiary, approximately $1.5 billion from a group of banks under a five year committed credit facility.

In August 2004, Credco established a new 99.9 percent owned entity, American Express Capital Australia (AECA). In September 2004, Credco borrowed approximately $1.9 billion to provide an alternate funding source for business in Australia. At the same time, Credco sold its Australian cardmember loan portfolio, net of reserves, of $1.0 billion and cardmember receivable portfolio of $1.0 billion to American Express Australia Limited (AEAL), a wholly-owned subsidiary of TRS and the issuer of charge and credit cards in Australia. Subsequently, AEAL transferred with recourse these cardmember receivables and cardmember loans to AECA and will transfer with recourse new cardmember receivables and cardmember loans originated by AEAL in the future to AECA. The transfer of cardmember receivables and cardmember loans with recourse to AECA resulted in Credco recording a loan with affiliate of $2.5 billion and $2.1 billion in its Consolidated Balance Sheets at December 31, 2005 and 2004, respectively.

Additionally, in October 2004, Credco established two additional 99.9 percent owned entities, American Express Sterling Funding Limited Partnership (AESLP) and American Express Euro Funding Limited Partnership (AEELP), in connection with the implementation of alternate receivable funding strategies in the United Kingdom and Germany. AESLP in turn established a wholly-owned subsidiary, American Express Funding (Luxembourg) SARL (SARL). These entities were funded with the proceeds of debt securities issued by Credco in pounds sterling and euros, in the third and fourth quarters of 2004, respectively. During the fourth quarter of 2004, Credco sold its cardmember loan and receivable portfolios in the United Kingdom and Germany to American Express Services Europe Limited (AESEL), a wholly-owned subsidiary of TRS. Subsequently, AESEL transferred with recourse cardmember receivables and cardmember loans of $2.5 billion and $0.6 billion to SARL and AEELP, respectively. These transfers of cardmember receivables and cardmember loans with recourse resulted in Credco recording additional loans with affiliates of $2.8 billion and $2.9 billion in its Consolidated Balance Sheets at December 31, 2005 and 2004, respectively.

Components of loans and deposits with affiliates at December 31 were as follows:

(Millions)	2005	2004	2003

American Express	$—	$—	$850
TRS Parent	750	—	—
TRS Subsidiaries:
American Express Services Europe Limited	2,799	2,930	—
American Express Australia Limited	2,489	2,111	—
Amex Bank of Canada	1,797	1,553	359
American Express International, Inc.	419	445	329
ATM Holdings, Inc.	—	—	385

Total	$8,254	$7,039	$1,923

Note 10 Fair Values of Financial Instruments

At December 31, 2005 and 2004, the estimated fair value for cash and cash equivalents, cardmember receivables, cardmember loans, loans and deposits with affiliates, short-term debt and floating rate long-term debt, approximate their carrying amounts due to the short-term nature or variable interest terms inherent in the financial instruments. Derivative product assets and liabilities and investments are recorded in the Consolidated Balance Sheets at their estimated fair values. The estimated fair value of the fixed rate long-term debt is determined using quoted market prices or discounted cash flow analyses. The aggregate fair value of total long-term debt, including the current amount outstanding, was $17.1 billion and $18.8 billion at December 31, 2005 and 2004, respectively. Fair value amounts represent an estimate of value at a point in time. Significant assumptions regarding economic conditions and risk characteristics associated with the particular financial instruments and other factors were used for purposes of this disclosure. These assumptions are subjective in nature and involve a matter of judgment. Changes in the assumptions could have a material impact on the fair value amounts estimated.

Note 11 Significant Credit Concentrations

A credit concentration may exist if customers are involved in similar industries, economic sectors and geographic regions. Credco’s customers operate in diverse economic sectors and geographic regions. Therefore, management does not expect any material adverse consequences to Credco’s financial position to result from these types of credit concentrations.

Note 12 Income Taxes

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a separate company basis. If income tax benefits for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a separate company basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on a TRS consolidated reporting basis.

The components of income tax provision included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2005	2004	2003

Current income tax provision:
U.S. federal	$34	$39	$135
Foreign	19	6	3

Total current provision	$53	$45	$138

Deferred income tax (benefit) provision:
U.S. federal	$(3)	$30	$(3)

Total deferred (benefit) provision	$(3)	$30	$(3)

Total income tax provision	$50	$75	$135

A reconciliation of the U.S. federal statutory income tax rate of 35 percent to Credco’s effective income tax rates for 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Combined tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from
Foreign income taxes at rates other than
U.S. statutory rate	(24.2)	(10.7)	(0.8)

Effective tax rates	10.8%	24.3%	34.2%

Accumulated earnings of certain foreign subsidiaries, which totaled $497 million at December 31, 2005, are intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $140 million, have not been provided on those earnings.

Deferred income tax provision (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of deferred tax assets and liabilities at December 31, 2005 and 2004 are reflected in the following table:

(Millions)	2005	2004

Deferred tax assets:
Reserves not yet deducted for tax purposes	$236	$226
Net unrealized derivative losses	—	6
Net unrealized securities losses	8	13

Total deferred tax assets	$244	$245

Deferred tax liabilities:
Net unrealized derivative gains	$31	$—
Other	8	1

Total deferred tax liabilities	$39	$1

Net deferred tax assets	$205	$244

In 2005 and 2004, due to affiliates included current federal taxes payable to TRS of $54 million and $2 million, respectively.

Net income taxes refunded to Credco during 2005, including taxes refunded by TRS, was $12 million and net income taxes paid by Credco during 2004 and 2003, including taxes paid to TRS, were $79 million and $183 million, respectively, and include estimated tax payments and cash settlements relating to prior tax years.

Comprehensive income in the Consolidated Statements of Shareholder’s Equity is presented net of the following income tax provision (benefit) amounts:

(Millions)	2005	2004	2003

Net unrealized securities gains (losses)	$5	$(19)	$12
Net unrealized derivative gains	37	90	83

Net income tax provision	$42	$71	$95

Note 13 Geographic Segments

Credco is principally engaged in the business of purchasing and financing cardmember receivables and loans arising from the use of the American Express card in the United States and foreign locations. The following presents information about operations in different geographic areas:

(Millions)	2005	2004	2003

Revenues
United States	$1,561	$1,196	$1,408
International	715	636	579

Consolidated	$2,276	$1,832	$1,987

Pretax income
United States	$353	$223	$313
International	112	86	82

Consolidated	$465	$309	$395

Note 14 Quarterly Financial Data (Unaudited)

	2005				2004

Quarters Ended, (Millions)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Revenues	$661	$547	$575	$495	$449	$477	$472	$434
Pretax income	119	103	139	104	30	93	99	87
Net income	124	92	104	95	46	65	66	57

AMERICAN EXPRESS CREDIT CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, (Millions)	2005	2004	2003

Reserve for losses:
Balance at beginning of year	$610	$737	$741
Additions:
Provision for losses charged to income (1)	834	815	905
Other credits (2)	552	53	134
Deductions:
Accounts written-off	772	841	976
Other charges (3)	538	154	67

Balance at end of year	$686	$610	$737

Reserve for losses as a percentage of gross cardmember receivables and loans owned at year-end	2.73%	2.70%	2.80%

(1)	Before recoveries on accounts previously written-off of $172 million, $187 million and $204 million in 2005, 2004 and 2003, respectively.

(2)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and loans and participation interests sold to affiliates.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(t) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(c)	Form of Debenture with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(u) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(d)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(v) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(e)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(w) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(f)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(x) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(g)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(y) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(h)	Form of Fixed Rate Medium-Term Note	Incorporated by reference to Exhibit 4(z) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(i)	Form of Floating Rate Medium-Term Note	Incorporated by reference to Exhibit 4(aa) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(j)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(bb) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(k)	Form of Supplemental Indenture	Incorporated by reference to Exhibit 4(cc) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(l)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(m)	Form of Permanent Global Fixed Rate Medium-Term Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(n)	Form of Permanent Global Floating Rate Medium-Term Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(p)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(q)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)

The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant.

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Participation Agreement dated as of August 3, 1992 between American Express Receivables Financing Corporation and Credco Receivables Corp.	Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1992.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

16	Letter from Ernst & Young LLP regarding change in certifying accountant

Incorporated by reference to Exhibit 16.1 of Credco’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 22, 2004 (as amended by Credco’s Current Report on Form 8-K/A (Commission File No. 1-6908) dated November 22, 2004 (filed December 8, 2004) and Credco’s Current Report on Form 8-K/A (Commission File No. 1-6908) dated November 22, 2004 (filed March 31, 2005.)).

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

23.2	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Paul H. Hough, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Paul H. Hough, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.