Form 10-Q
period 2006-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2006-05-12
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Registrant’s telephone number including area code: (302) 594-3350

None

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2006

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$462	$348
Finance charge revenue	13	18
Interest income from investments	49	36
Interest income from affiliates	116	92
Other	4	1

Total revenues	644	495

Expenses

Provision for losses, net of recoveries (1)	142	128
Interest expense	280	225
Interest expense to affiliates	75	36
Other	3	2

Total expenses	500	391

Pretax income	144	104
Income tax provision	18	9

Net income	126	95

Retained earnings at beginning of period	3,080	2,865

Retained earnings at end of period	$3,206	$2,960

See Notes to Consolidated Financial Statements.

(1)	Provision for losses are shown net of recoveries of $50 and $39 for the three months ended March 31, 2006 and 2005, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005

Assets

Cash and cash equivalents	$614	$1,051
Investments	2,991	2,996
Cardmember receivables, less reserves:
2006, $703; 2005, $671	22,821	23,750
Cardmember loans, less reserves:
2006, $12; 2005, $15	433	554
Loans and deposits with affiliates	8,339	8,254
Deferred charges and other assets	402	764

Total assets	$35,600	$37,369

Liabilities and Shareholder’s Equity

Short-term debt	$7,508	$7,939
Short-term debt with affiliates	7,082	8,043
Current portion of long-term debt	2,200	2,300
Long-term debt	14,627	14,629

Total debt	31,417	32,911
Due to affiliates	498	1,021
Accrued interest and other liabilities	285	166

Total liabilities	32,200	34,098

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,206	3,080
Accumulated other comprehensive income (loss):
Net unrealized securities losses, net of tax	(13)	(16)
Net unrealized derivatives gains, net of tax	63	57
Foreign currency translation adjustments	(18)	(12)

Total accumulated other comprehensive income	32	29

Total shareholder’s equity	3,400	3,271

Total liabilities and shareholder’s equity	$35,600	$37,369

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities
Net income	$126	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	192	167
Amortization and other	(1)	2
Changes in operating assets and liabilities:
Deferred tax assets	(7)	(7)
Due to affiliates	32	62
Other operating assets and liabilities	479	19

Net cash provided by operating activities	821	338

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	1,876	1,381
Net increase of cardmember receivables and participation interests in seller’s interest in cardmember receivables from affiliates	(1,017)	(809)
Purchase of investments	(1,208)	—
Maturities of investments	1,219	98
Net increase in loans and deposits with affiliates	(146)	(181)
Net decrease in due to affiliates	(555)	(1,091)

Net cash provided by (used in) investing activities	169	(602)

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt with affiliates with maturities of ninety days or less	(961)	31
Net decrease in short-term debt with maturities of ninety days or less	(1,919)	(75)
Issuance of debt	3,003	153
Redemption of debt	(1,550)	(1,023)

Net cash used in financing activities	(1,427)	(914)

Net decrease in cash and cash equivalents	(437)	(1,178)
Cash and cash equivalents at beginning of period	1,051	3,802

Cash and cash equivalents at end of period	$614	$2,624

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate (Credco), for the year ended December 31, 2005. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc. together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC), American Express Canada Finance Limited (AECFL), American Express Capital Australia (AECA), American Express Sterling Funding Limited Partnership (AESLP) together with its subsidiaries and American Express Euro Funding Limited Partnership (AEELP) are wholly-owned subsidiaries of Credco.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). This Statement addresses the application of beneficial interests in securitized financial assets and is effective January 1, 2007. The adoption of SFAS No. 155 is not anticipated to have any impact on Credco’s Consolidated Financial Statements.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 156). This Statement simplifies the accounting for servicing assets and liabilities and is effective January 1, 2007. The adoption of SFAS No. 156 is not anticipated to have any impact on Credco’s Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

2. Investment Securities

The following is a summary of investments at March 31, 2006 and December 31, 2005:

Available-for-Sale	2006				2005

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

American Express Credit Account Master Trust Class C Notes	$—	$—	$—	$—	$19	$—	$—	$19
U.S. Treasury and federal agency securities	3,011	—	(20)	2,991	3,001	—	(24)	2,977

Total	$3,011	$—	$(20)	$2,991	$3,020	$—	$(24)	$2,996

During the three months ended March 31, 2006, Credco purchased $1.2 billion of federal agency securities. During the three months ended March 31, 2006, $19 million of Class C Notes and $1.2 billion of U.S. Treasury securities matured, respectively. All of Credco’s investment securities are Available-for-Sale. There were no realized gains or losses for the three months ended March 31, 2006.

3. Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholder’s equity, excluding changes in ownership interests. The components of comprehensive income for the three months ended March 31, 2006 and 2005, were as follows:

	Three Months Ended March 31,

(Millions)	2006	2005

Net income	$126	$95
Change in:
Net unrealized securities losses, net of tax	3	(8)
Net unrealized derivatives gains, net of tax	6	67
Foreign currency translation adjustments	(6)	—

Total comprehensive income	$129	$154

4. Taxes

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a separate company basis. If benefits for all future tax deductions, foreign tax credits and net operating losses cannot be recognized on a separate company basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on a TRS consolidated reporting basis.

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination vary by jurisdiction. Credco routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these examinations. Tax reserves have been established that Credco believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when there is more information available, a change in circumstance or when an event occurs necessitating a change to the reserves.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues and Expenses

Credco’s consolidated net income rose 33 percent to $126 million for the three month period ended March 31, 2006 as compared to the prior year. The year-over-year increase was primarily due to the increase of discount revenue earned on purchased cardmember receivables and loans and the interest income from affiliates, offset by the increase of interest expense to affiliates and others.

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased from $348 million for the three months ended March 31, 2005 to $462 million or 33 percent for the same period in 2006 due to an increase in both volume of receivable purchases and discount rates. Volume for the three months ended March 31, 2006 was 13 percent higher than the same period a year ago primarily due to an increase in customer spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of the receivables, increased an average of approximately 10 basis points compared to the first quarter of the prior year.

Interest Income from Investments

Interest income from investments increased approximately $13 million or 36 percent compared to the same period in the prior year due to a higher interest rate environment as well as the replacement of matured U.S. Treasury securities with higher yielding federal agency securities. The average rate on the investment portfolio for the current quarter increased approximately 33 basis points year-over-year.

Interest Income from Affiliates

The increase in interest income from affiliates of $24 million or 26 percent for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily due to an increase in interest rates charged to affiliates. The average rate charged to affiliates during the current quarter was 21 basis points higher than the rate charged in the same quarter a year ago.

The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the three month period ended March 31, 2006, compared with the three month period ended March 31, 2005 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$45
Discount rates	69

Total	$114

Finance charge revenue:
Volume of loans purchased	$(3)
Interest rates	(2)

Total	$(5)

Interest income from investments:
Average investments outstanding	$(5)
Interest rates	18

Total	$13

Interest income from affiliates:
Average investments outstanding	$6
Interest rates	18

Total	$24

Provision for losses, net of recoveries:
Volume of receivables purchased	$22
Provision rates and volume of recoveries	(8)

Total	$14

AMERICAN EXPRESS CREDIT CORPORATION

Interest expense:
Average debt outstanding	$—
Interest rates	55

Total	$55

Interest expense to affiliates:
Average debt outstanding	$9
Interest rates	30

Total	$39

Income Taxes

Credco’s effective tax rate for the three month period ended March 31, 2006 was 13 percent compared with 8 percent during the three month period ended March 31, 2005. The effective tax rate was higher in 2006 as compared to 2005 primarily as a result of decreased foreign tax benefits as a percentage of pretax income.

Cardmember Receivables

At March 31, 2006 and December 31, 2005, Credco owned $23.5 billion and $24.4 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 98 percent of the total cardmember receivables and loans owned at March 31, 2006 and December 31, 2005, respectively.

Credco generally purchases, without recourse, cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements with TRS and certain of its subsidiaries that issue the card. During the three months ended March 31, 2006 and December 31, 2005, Credco purchased $66.0 billion and $70.2 billion of cardmember receivables, respectively.

Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), a wholly-owned subsidiary of Credco. During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS. AEIT is a non-qualifying special purpose entity that is consolidated by American Express Receivables Financing Corporation V LLC (RFC V). RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests without recourse held by AEIT from RFC V. Prior to May 2005, CRC purchased participation interests without recourse from American Express

AMERICAN EXPRESS CREDIT CORPORATION

Receivables Financing Corporation (RFC). These participation interests represented undivided interests in cardmember receivables transferred to American Express Master Trust (AEMT) by TRS, which originated the receivables. AEMT was a non-qualifying special purpose entity that was consolidated by TRS. AEMT was dissolved during the third quarter of 2005. At March 31, 2006 and December 31, 2005, CRC owned approximately $6.7 billion and $8.6 billion of participation interests purchased from RFC V, respectively.

The following table summarizes selected information related to the cardmember receivable portfolio:

As of and for three months ended (Millions, except percentages)	March 31, 2006	December 31, 2005	March 31, 2005

Total cardmember receivables	$23,524	$24,421	$21,198
90 days past due as a % of total	2.0%	1.7%	2.2%
Loss reserves	$703	$671	$582
as a % of receivables	3.0%	2.7%	2.7%
as a % of 90 days past due	146%	159%	124%
Write-offs, net of recoveries	$110	$179	$119
Net write-off rate (1)	0.17%	0.26%	0.20%
Average life of cardmember receivables (in days) (2)	31	31	33

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(2)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables decreased $0.9 billion from December 31, 2005, as a result of lower cardmember receivables purchased this quarter compared to the quarter ended December 31, 2005. The lower purchases in the current quarter are attributable to the seasonal spending at year-end. The cardmember receivables volume for the three months ended March 31, 2006 increased approximately 13 percent from the volume during the three months ended March 31, 2005 due to overall business growth.

Cardmember Loans

At March 31, 2006 and December 31, 2005, Credco owned cardmember loans totaling $0.4 billion and $0.6 billion, respectively, representing 2 percent of all interests in cardmember receivables and loans owned by Credco at March 31, 2006 and December 31, 2005, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. customers. During the three months ended March 31, 2006 and December 31, 2005, Credco purchased $353 million and $337 million of cardmember loans, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes selected information related to the cardmember loan portfolio:

As of and for three months ended (Millions, except percentages)	March 31, 2006	December 31, 2005	March 31, 2005

Total cardmember loans	$445	$569	$595
Past due cardmember loans as a % of total:
30-89 days	5.2%	4.9%	6.2%
90+ days	1.8%	1.4%	1.8%
Loss reserves	$12	$15	$49
as a % of cardmember loans	2.8%	2.6%	8.2%
as a % of past due	40%	41%	103%
Write-offs, net of recoveries	$3	$4	$7
Net write-off rate (1)	2.27%	2.88%	4.26%

(1)

Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

Cardmember loans decreased $124 million from December 31, 2005 and $150 million from March 31, 2005 due primarily to the sale of certain Hong Kong loans to an affiliate, as well as a slight decline in business volume and foreign exchange rate changes. Additionally, the decrease in cardmember loans from March 31, 2005 to March 31, 2006 was due to the discontinuance of certain loan products beginning in January 2006.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

Three months ended (Millions)	March 31, 2006	March 31, 2005

Balance, beginning of period	$686	$610
Provision for losses	192	167
Accounts written-off	(163)	(164)
Other	—	18

Balance, end of period	$715	$631

Loans and Deposits with Affiliates

Components of loans and deposits with affiliates were as follows:

(Millions)	March 31, 2006	December 31, 2005	March 31, 2005

TRS Parent	$750	$750	$—
TRS Subsidiaries:
American Express Services Europe Limited	2,876	2,799	2,889
American Express Australia Limited	2,526	2,489	2,203
Amex Bank of Canada	1,807	1,797	1,680
American Express International, Inc.	380	419	415

Total	$8,339	$8,254	$7,187

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $8.3 billion outstanding as of March 31, 2006, $5.4 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries. The average yield earned on these loans and deposits is approximately 5.6 percent and 5.3 percent for the period ended March 31, 2006 and December 31, 2005,

AMERICAN EXPRESS CREDIT CORPORATION

respectively. Loss reserves are determined for each of these intercompany borrowing arrangements on a specific identification basis. As of March 31, 2006, no loss reserves have been recorded and no amount of loans is 30 days or greater past due.

Liquidity and Capital Resources

Financing Activities

Credco’s assets are financed through a combination of short-term debt, medium-term notes, long-term senior notes, bank credit facilities and equity capital. Funding requirements are met primarily by the sale of commercial paper, the issuance of medium-term notes and borrowings under long-term bank credit facilities in certain international markets. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the three months ended March 31, 2006, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. At March 31, 2006 and December 31, 2005, Credco had $7.2 billion and $7.7 billion of commercial paper outstanding, respectively. Average commercial paper outstanding was $8.4 billion and $8.5 billion for the three months ended March 31, 2006 and December 31, 2005, respectively. Credco currently manages the level of short-term debt outstanding, which consists mainly of commercial paper, net of certain short-term investments, such that the ratio of its available bank credit facility to net short-term debt is not less than 100 percent. Net short-term debt, which consists mainly of commercial paper less cash and cash equivalents, was $6.9 billion at March 31, 2006. Based on the maximum available borrowings under bank credit facilities, Credco’s bank line coverage of net short-term debt was 139 percent at March 31, 2006.

Credco raises term funding primarily through the offering of medium- and long-term debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At March 31, 2006 and December 31, 2005, Credco had an aggregate of $8.9 billion and $8.6 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional three years. Credco’s outstanding long-term debt at March 31, 2006 and December 31, 2005 was $7.9 billion and $8.3 billion, respectively.

During the three months ended March 31, 2006, Credco issued a total of $800 million of medium-term notes from the U.S. shelf registration statements filed with the Securities and Exchange Commission and $2.4 billion remained available for issuance as of March 31, 2006. On April 6, 2006, Credco issued $400 million of medium-term notes. On May 10, 2006, Credco issued an additional $400 million of medium-term notes.

Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS, and American Express Bank Ltd., a wholly-owned subsidiary of American Express have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. As of March 31, 2006, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. As of March 31, 2006, $3.1 billion was outstanding under this program, including $500 million issued by TRS. On April 21, 2006, the maximum capacity under the program increased to $10 billion.

During the three months ended March 31, 2006, American Express Canada Credit Corporation, a wholly-owned subsidiary of Credco, issued a total of approximately $435 million of fixed medium-term notes from its Canadian shelf registration statement. All notes issued under this shelf registration are guaranteed by Credco. At March 31, 2006, approximately $1.9 billion was available for issuance under this program. On April 13, 2006, Credco issued approximately $175 million of medium-term notes.

On May 10, 2006, Credco paid cash dividends of $100 million to TRS.

AMERICAN EXPRESS CREDIT CORPORATION

Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in short-term highly liquid securities.

Credco also maintains a term liquidity portfolio comprised of high credit quality, highly liquid securities. At March 31, 2006, Credco held $3.0 billion in U.S. Treasury and federal agency securities in this portfolio. The invested amounts of the term liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program.

Bank Credit Facilities

At March 31, 2006, Credco could have borrowed a maximum amount of $12.5 billion (including amounts outstanding) under these bank credit facilities, with a commensurate maximum $2.1 billion reduction in the amount available to American Express. These facilities expire as follows (billions): 2006, $1.5; 2009, $6.2; and 2010, $4.8. As of March 31, 2006, Credco had outstanding borrowings of $2.9 billion under these bank credit facilities, which consisted of $2.3 billion related to the Australian credit facility and $0.6 billion related to the Canadian credit facility. On May 9, 2006, the maximum capacity under the Australian credit facility was increased by $700 million to approximately $3.0 billion.

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.41 for the period ended March 31, 2006. The ratio of earnings to fixed charges for American Express for the period ended March 31, 2006, was 2.40.

Forward-Looking Statements

Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco's other reports filed with the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. The factors described below are not exclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco's forward-looking statements include, but are not limited to:

•	credit trends and the rate of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;
•	Credco's ability to accurately estimate the provision for losses in Credco's outstanding portfolio of cardmember receivables and loans;
•	fluctuations in foreign currency exchange rates;
•	negative changes in Credco's credit ratings, which could result in decreased liquidity and higher borrowing costs;
•	the effect of fluctuating interest rates, which could affect Credco's borrowing costs; and
•	the impact on American Express Company's business resulting from continuing geopolitical uncertainty.

AMERICAN EXPRESS CREDIT CORPORATION

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

Item 4. CONTROL AND PROCEDURES

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco’s disclosure controls and procedures are effective. There have not been any changes in Credco’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Credco’s internal control over financial reporting.

AMERICAN EXPRESS CREDIT CORPORATION

PART II. OTHER INFORMATION

Item 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

AMERICAN EXPRESS CREDIT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	May 12, 2006	By	/s/ Christopher S. Forno

Christopher S. Forno President and Chief Executive Officer

DATE:	May 12, 2006	By	/s/ Susanne L. Miller

Susanne L. Miller Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Paul H. Hough, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Paul H. Hough, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1