Form 10-Q
period 2006-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2006-08-11
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2006

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$506	$433	$968	$781
Finance charge revenue	11	18	24	36
Interest income from investments	48	29	97	65
Interest income from affiliates	124	94	240	186
Other	—	1	4	2

Total revenues	689	575	1,333	1,070

Expenses

Provision for losses, net of recoveries (1)	73	156	215	284
Interest expense	322	233	602	458
Interest expense to affiliates	72	39	147	75
Other	23	8	26	10

Total expenses	490	436	990	827

Pretax income	199	139	343	243
Income tax provision	32	35	50	44

Net income	167	104	293	199
Dividends	(100)	—	(100)	—
Retained earnings at beginning of period	3,206	2,960	3,080	2,865

Retained earnings at end of period	$3,273	$3,064	$3,273	$3,064

See Notes to Consolidated Financial Statements.

(1)

Provision for losses are shown net of recoveries of $37 and $34 for the three months ended June 30, 2006 and 2005, respectively, and $87 and $73 for the six months ended June 30, 2006 and 2005, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	June 30, 2006	December 31, 2005

Assets

Cash and cash equivalents	$1,436	$1,051
Investment securities	1,759	2,996
Investment securities restricted	1,213	—
Cardmember receivables, less reserves:
2006, $665; 2005, $671	25,160	23,750
Cardmember loans, less reserves:
2006, $9; 2005, $15	312	554
Loans and deposits with affiliates	8,801	8,254
Deferred charges and other assets	449	764

Total assets	$39,130	$37,369

Liabilities and Shareholder’s Equity

Short-term debt	$7,333	$7,939
Short-term debt with affiliates	7,702	8,043
Current portion of long-term debt	2,300	2,300
Long-term debt	17,434	14,629

Total debt	34,769	32,911
Due to affiliates	505	1,021
Accrued interest and other liabilities	361	166

Total liabilities	35,635	34,098

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,273	3,080
Accumulated other comprehensive income (loss):
Net unrealized securities losses, net of tax	(20)	(16)
Net unrealized derivatives gains, net of tax	77	57
Foreign currency translation adjustments	3	(12)

Total accumulated other comprehensive income	60	29

Total shareholder’s equity	3,495	3,271

Total liabilities and shareholder’s equity	$39,130	$37,369

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$293	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	302	357
Amortization and other	4	7
Changes in operating assets and liabilities:
Deferred tax assets	(20)	(23)
Due to affiliates	10	62
Other operating assets and liabilities	500	62

Net cash provided by operating activities	1,089	664

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	27	759
Net increase of cardmember receivables and participation interests in seller’s interest in cardmember receivables from affiliates	(1,497)	(1,909)
Purchase of investments	(2,003)	—
Maturities of investments	2,019	179
Net increase in loans and deposits with affiliates	(328)	(316)
Net decrease in due to affiliates	(525)	(1,844)

Net cash used in investing activities	(2,307)	(3,131)

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt with affiliates with maturities of ninety days or less	(341)	1,755
Net decrease in short-term debt with maturities of ninety days or less	(1,082)	(266)
Issuance of debt	8,100	975
Redemption of debt	(4,974)	(2,267)
Dividends paid	(100)	—

Net cash provided by financing activities	1,603	197

Net increase (decrease) in cash and cash equivalents	385	(2,270)
Cash and cash equivalents at beginning of period	1,051	3,802

Cash and cash equivalents at end of period	$1,436	$1,532

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective as of January 1, 2007.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) is an interpretation which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” This Statement addresses uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. Credco is currently evaluating the impact of FIN 48 on Credco’s Consolidated Financial Statements.

Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 156) simplifies the accounting for servicing assets and liabilities. The adoption of SFAS No. 156 is not anticipated to have an impact on Credco’s Consolidated Financial Statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) addresses the application of beneficial interests in securitized financial assets. The adoption of SFAS No. 155 is not anticipated to have an impact on Credco’s Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

2.	Investment Securities

The following is a summary of investment securities at June 30, 2006 and December 31, 2005:

Available-for-Sale	2006				2005

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

American Express Credit Account Master Trust Class C Notes	$—	$—	$—	$—	$19	$—	$—	$19
U.S. Treasury and federal agency securities	1,781	2	(24)	1,759	3,001	—	(24)	2,977
U.S. Treasury and federal agency securities - restricted	1,222	1	(10)	1,213	—	—	—	—

Total	$3,003	$3	$(34)	$2,972	$3,020	$—	$(24)	$2,996

During the six months ended June 30, 2006, Credco purchased $2.0 billion of federal agency securities. During the six months ended June 30, 2006, $19 million of Class C Notes and $2.0 billion of U.S. Treasury securities matured, respectively. All of Credco’s investment securities are Available-for-Sale. There were no realized gains or losses for the six months ended June 30, 2006.

In conjunction with its liquidity investment portfolio, Credco entered into securities lending agreements in June 2006 with financial institutions. Under these agreements, certain investment securities are loaned on an overnight basis to financial institutions and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by Credco can be in the form of cash or marketable U.S. Treasury or federal agency securities. Credco may only retain or sell these securities in the event of a borrower default. Credco’s loaned investment securities have been reclassified as investment securities restricted on the Consolidated Balance Sheet and are now considered restricted and pledged assets. The marketable securities received as collateral are not recorded in its Consolidated Balance Sheet, as Credco is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as investment income. At June 30, 2006, approximately $1.2 billion of investment securities were loaned under these agreements.

3.	Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholder’s equity, excluding changes in ownership interests. The components of comprehensive income for the three and six months ended June 30, 2006 and 2005, were as follows:

(Millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income	$167	$104	$293	$199
Change in:
Net unrealized securities losses, net of tax	(7)	9	(4)	1
Net unrealized derivatives gains, net of tax	14	(32)	20	35
Foreign currency translation adjustments	21	(4)	15	(4)

Total comprehensive income	$195	$77	$324	$231

AMERICAN EXPRESS CREDIT CORPORATION

4.	Taxes

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

AMERICAN EXPRESS CREDIT CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express. Credco is primarily engaged in the business of financing most non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card® and Corporate card issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel® and Extended Payment Option receivables. American Express cards and American Express credit cards are collectively referred to herein as the card.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Revenues and Expenses

Credco’s consolidated net income rose 47 percent to $293 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The year-over-year increase was primarily due to the increase of discount revenue earned on purchased cardmember receivables and loans and the interest income from affiliates, offset by the increase of interest expense to affiliates and others.

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased from $781 million for the six months ended June 30, 2005 to $968 million or 24 percent for the same period in 2006 due to an increase in both volume of receivables purchased and discount rates. Volume for the six months ended June 30, 2006 was 12 percent higher than the same period a year ago primarily due to an increase in customer spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of the receivables, increased an average of approximately 7 basis points compared to the six months ended June 30, 2005.

Interest Income from Investments

Interest income from investments increased approximately $32 million or 49 percent compared to the same period in the prior year due to a higher interest rate environment as well as the replacement of matured U.S. Treasury securities with higher yielding federal agency securities. The average rate on the total investment portfolio for the six months ended June 30, 2006, increased approximately 74 basis points year-over-year.

Interest Income from Affiliates

The increase in interest income from affiliates of $54 million or 29 percent for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is primarily due to an increase in the volume of loans. The average rate charged to affiliates during the six months ended June 30, 2006 was also 14 basis points higher than the rate charged in the same six month period a year ago, primarily due to the floating rate interest-bearing borrowings with affiliates.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries decreased $69 million or 24 percent for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 reflecting a lower loss rate and improved results from collection activities.

AMERICAN EXPRESS CREDIT CORPORATION

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates increased 31 percent and 96 percent, respectively, for the six months ended June 30, 2006 compared to the same period a year ago. The increase is primarily due to an overall higher effective cost of funds. The average rate due to affiliates during the six months ended June 30, 2006 was 75 basis points higher than the same period a year ago, primarily due to the floating rate interest-bearing borrowings due to affiliates.

The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the six month period ended June 30, 2006, compared with the six month period ended June 30, 2005 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$92
Discount rates	95

Total	$187

Finance charge revenue:
Volume of loans purchased	$(9)
Interest rates	(3)

Total	$(12)

Interest income from investments:
Average investments outstanding	$(6)
Interest rates	38

Total	$32

Interest income from affiliates:
Average loans and deposits with affiliates	$42
Interest rates	12

Total	$54

Provision for losses, net of recoveries:
Volume of receivables purchased	$45
Provision rates and volume of recoveries	(114)

Total	$(69)

Interest expense:
Average debt outstanding	$23
Interest rates	121

Total	$144

Interest expense to affiliates:
Average debt outstanding	$17
Interest rates	55

Total	$72

Income Taxes

Credco’s effective tax rate for the six month period ended June 30, 2006 was 15 percent compared with 18 percent during the six month period ended June 30, 2005. The effective tax rate was lower in 2006 as compared to 2005 primarily as a result of higher tax expense in 2005 due to uncertainty regarding Credco’s ability to obtain certain tax benefits attributable to foreign subsidiaries partially offset by a decrease in 2006 in the proportion of foreign subsidiary pretax income to total pretax income.

AMERICAN EXPRESS CREDIT CORPORATION

Cardmember Receivables

At June 30, 2006 and December 31, 2005, Credco owned $25.8 billion and $24.4 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 99 percent and 98 percent of the total cardmember receivables and loans owned at June 30, 2006 and December 31, 2005, respectively.

Credco generally purchases, without recourse, cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements with TRS and certain of its subsidiaries that issue the card. During the six months ended June 30, 2006 and December 31, 2005, Credco purchased $138 billion and $136 billion of cardmember receivables, respectively.

Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), a wholly-owned subsidiary of Credco. During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS. AEIT is a non-qualifying special purpose entity that is consolidated by American Express Receivables Financing Corporation V LLC (RFC V). RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests without recourse held by AEIT from RFC V. Prior to May 2005, CRC purchased participation interests without recourse from American Express Receivables Financing Corporation (RFC). These participation interests represented undivided interests in cardmember receivables transferred to American Express Master Trust (AEMT) by TRS, which originated the receivables. AEMT was a non-qualifying special purpose entity that was consolidated by TRS. AEMT was dissolved during the third quarter of 2005. At June 30, 2006 and December 31, 2005, CRC owned approximately $7.2 billion and $8.6 billion of participation interests purchased from RFC V, respectively.

The following table summarizes selected information related to the cardmember receivable portfolio:

As of and for six months ended (Millions, except percentages)	June 30, 2006	December 31, 2005	June 30, 2005

Total cardmember receivables	$25,825	$24,421	$22,799
90 days past due as a % of total	2.0%	1.7%	1.9%
Loss reserves	$665	$671	$651
as a % of receivables	2.6%	2.7%	2.8%
as a % of 90 days past due	125%	159%	149%
Write-offs, net of recoveries	$224	$320	$258
Net write-off rate (1)	0.16%	0.24%	0.21%
Average life of cardmember receivables (in days) (2)	32	31	33

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(2)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables increased $1.4 billion from December 31, 2005, as a result of higher corporate and small business cardmember receivables purchased during the six months ended June 30, 2006. The cardmember receivables purchased for the six months ended June 30, 2006 increased approximately 12 percent from the cardmember receivables purchased during the six months ended June 30, 2005 due to overall business growth.

Cardmember Loans

At June 30, 2006 and December 31, 2005, Credco owned cardmember loans totaling $0.3 billion and $0.6 billion, respectively, representing 1 percent and 2 percent of all interests in cardmember receivables and loans owned by

AMERICAN EXPRESS CREDIT CORPORATION

Credco at June 30, 2006 and December 31, 2005, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. customers. During the six months ended June 30, 2006 and December 31, 2005, Credco purchased $658 million and $653 million of cardmember loans, respectively.

The following table summarizes selected information related to the cardmember loan portfolio:

As of and for six months ended (Millions, except percentages)	June 30, 2006	December 31, 2005	June 30, 2005

Total cardmember loans	$321	$569	$570
Past due cardmember loans as a % of total:
30-89 days	6.2%	4.9%	5.4%
90+ days	2.1%	1.4%	1.8%
Loss reserves	$9	$15	$25
as a % of cardmember loans	3.0%	2.6%	4.3%
as a % of past due	37%	41%	59%
Write-offs, net of recoveries	$5	$8	$12
Net write-off rate (1)	2.11%	2.98%	4.15%

(1)

Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

Cardmember loans decreased $248 million from December 31, 2005 and $249 million from June 30, 2005 due primarily to the sale of certain Hong Kong and New Zealand loan portfolios, as well as a slight decline in business volume and foreign exchange rates.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

Six months ended (Millions)	June 30, 2006	June 30, 2005

Balance, beginning of period	$686	$610
Provision for losses	302	357
Accounts written-off	(316)	(344)
Other	2	53

Balance, end of period	$674	$676

Loans and Deposits with Affiliates

Components of loans and deposits with affiliates were as follows:

(Millions)	June 30, 2006	December 31, 2005	June 30, 2005

TRS Parent	$531	$750	$—
TRS Subsidiaries:
American Express Services Europe Limited	3,040	2,799	2,841
American Express Australia Limited	3,168	2,489	2,269
Amex Bank of Canada	1,907	1,797	1,673
American Express International, Inc.	155	419	416

Total	$8,801	$8,254	$7,199

AMERICAN EXPRESS CREDIT CORPORATION

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $8.8 billion outstanding as of June 30, 2006, $6.2 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries. The average yield earned on these loans and deposits is approximately 5.6 percent and 5.3 percent for the period ended June 30, 2006 and December 31, 2005, respectively. Loss reserves are determined for each of these intercompany borrowing arrangements on a specific identification basis. As of June 30, 2006, no loss reserves have been recorded and no amount of loans is 30 days or greater past due.

Liquidity and Capital Resources

Financing Activities

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of medium- and long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the six months ended June 30, 2006, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. At June 30, 2006 and December 31, 2005, Credco had $7.1 billion and $7.7 billion of commercial paper outstanding, respectively. Average commercial paper outstanding was $8.9 billion and $8.6 billion for the six months ended June 30, 2006 and December 31, 2005, respectively. Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt, which consists of commercial paper and certain other short-term borrowings less cash and cash equivalents, was $5.9 billion at June 30, 2006. Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term debt was 198 percent at June 30, 2006.

Credco raises term funding primarily through the issuance of medium- and long-term debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At June 30, 2006 and December 31, 2005, Credco had an aggregate of $10.8 billion and $8.6 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional five years. Credco’s outstanding long-term debt at June 30, 2006 and December 31, 2005 was $8.9 billion and $8.3 billion, respectively.

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). In conjunction therewith, during the second quarter of 2006, Credco filed a new shelf registration statement with the SEC for an unspecified amount of debt securities to be issued from time to time. At June 30, 2006, Credco had $12.3 billion of debt securities outstanding, issued under SEC registration statements.

Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS, and American Express Bank Ltd., a wholly-owned subsidiary of American Express have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. As of June 30, 2006, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $10.0 billion. At June 30, 2006, $4.0 billion was outstanding under this program, including $1.3 billion issued by TRS.

During the six months ended June 30, 2006, American Express Canada Credit Corporation, a wholly-owned subsidiary of Credco, issued a total of approximately $927 million of fixed medium-term notes from its Canadian shelf registration statement. All notes issued under this shelf registration are guaranteed by Credco. At June 30, 2006, approximately $1.4 billion was available for issuance under this program. On July 21, 2006, Credco issued approximately $400 million of medium-term notes.

AMERICAN EXPRESS CREDIT CORPORATION

On May 10, 2006, Credco paid cash dividends of $100 million to TRS.

Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in short-term highly liquid securities.

Credco also maintains a term liquidity portfolio comprised of high credit quality, highly liquid securities. At June 30, 2006, Credco held $3.0 billion in U.S. Treasury and federal agency securities in this portfolio. The invested amounts of the term liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program.

In conjunction with its liquidity portfolio, Credco entered into securities lending agreements in June 2006 with financial institutions to enhance investment income. At June 30, 2006, approximately $1.2 billion of investment securities were loaned under these agreements.

Bank Credit Facilities

At June 30, 2006, Credco could have borrowed a maximum amount of $11.9 billion (including amounts outstanding) under these bank credit facilities, with a commensurate maximum $1.7 billion reduction in the amount available to American Express. These facilities expire as follows (billions): 2009, $7.1; and 2010, $4.8. As of June 30, 2006, Credco had outstanding borrowings of $3.0 billion under these bank credit facilities, which consisted of $2.9 billion related to the Australian credit facility and $0.1 billion related to the Canadian credit facility. During the second quarter of 2006, the maximum capacity under the Australian credit facility was increased by $700 million to approximately $3.0 billion. On July 21, 2006, one of the credit facilities was terminated and replaced by a new credit facility, as a result Credco’s overall maximum amount of borrowings decreased to $10.7 billion.

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.46 for the six months ended June 30, 2006. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2006 was 2.38.

Forward-Looking Statements

Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely” and similar expressions are intended to identify forward-looking statements. The factors described below are not exclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	August 11, 2006	By	/s/ Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

DATE:	August 11, 2006	By	/s/ Susanne L. Miller

Susanne L. Miller
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4(a)	Form of note for extendible monthly securities.	Incorporated by reference to Exhibit 4(n) of the Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1