Form 10-Q
period 2006-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2006-11-13
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2006

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$607	$400	$1,575	$1,181
Finance charge revenue	11	16	35	52
Interest income from investments	58	31	155	96
Interest income from affiliates	138	97	378	283
Other	4	3	8	5

Total revenues	818	547	2,151	1,617

Expenses

Provision for losses, net of recoveries (1)	181	148	396	432
Interest expense	334	238	936	696
Interest expense to affiliates	89	55	236	130
Other	33	3	59	13

Total expenses	637	444	1,627	1,271

Pretax income	181	103	524	346
Income tax provision	21	11	71	55

Net income	160	92	453	291
Dividends	(100)	—	(200)	—
Retained earnings at beginning of period	3,273	3,064	3,080	2,865

Retained earnings at end of period	$3,333	$3,156	$3,333	$3,156

See Notes to Consolidated Financial Statements.

(1)

Provision for losses are shown net of recoveries of $30 million and $45 million for the three months ended September 30, 2006 and 2005, respectively, and $117 million and $118 million for the nine months ended September 30, 2006 and 2005, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	September 30, 2006	December 31, 2005

Assets

Cash and cash equivalents	$1,924	$1,051
Investment securities	1,903	2,996
Investment securities restricted	1,107	—
Cardmember receivables, less reserves:
2006, $695; 2005, $671	24,433	23,750
Cardmember loans, less reserves:
2006, $9; 2005, $15	317	554
Loans and deposits with affiliates	9,336	8,254
Deferred charges and other assets	403	764

Total assets	$39,423	$37,369

Liabilities and Shareholder’s Equity

Short-term debt	$7,150	$7,939
Short-term debt with affiliates	8,266	8,043
Current portion of long-term debt	2,937	2,300
Long-term debt	17,167	14,629

Total debt	35,520	32,911
Due to affiliates	93	1,021
Accrued interest and other liabilities	264	166

Total liabilities	35,877	34,098

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,333	3,080
Accumulated other comprehensive income (loss):
Net unrealized securities gains (losses), net of tax	6	(16)
Net unrealized derivatives gains, net of tax	25	57
Foreign currency translation adjustments	20	(12)

Total accumulated other comprehensive income	51	29

Total shareholder’s equity	3,546	3,271

Total liabilities and shareholder’s equity	$39,423	$37,369

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$453	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	513	550
Amortization and other	7	11
Deferred tax assets	7	27
Changes in operating assets and liabilities:
Due to affiliates	17	26
Other operating assets and liabilities	361	(71)

Net cash provided by operating activities	1,358	834

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(958)	(759)
Purchase of investments	(2,404)	—
Maturities of investments	2,419	179
Net increase in loans and deposits with affiliates	(656)	(350)
Net decrease in due to affiliates	(944)	(859)

Net cash used in investing activities	(2,543)	(1,789)

Cash Flows from Financing Activities
Net increase in short-term debt with affiliates with maturities of ninety days or less	222	2,681
Net decrease in short-term debt with maturities of ninety days or less	(1,333)	(351)
Issuance of debt	9,551	1,690
Redemption of debt	(6,182)	(5,030)
Dividends paid	(200)	—

Net cash provided by (used in) financing activities	2,058	(1,010)

Net increase (decrease) in cash and cash equivalents	873	(1,965)
Cash and cash equivalents at beginning of period	1,051	3,802

Cash and cash equivalents at end of period	$1,924	$1,837

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate (Credco), for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc. together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC), American Express Canada Finance Limited (AECFL), American Express Capital Australia (AECA), American Express Sterling Funding Limited Partnership (AESLP) together with its subsidiary and American Express Euro Funding Limited Partnership (AEELP) are wholly-owned subsidiaries of Credco.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of the FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), which requires the funded status of pension and other postretirement plans to be recorded on the balance sheet as of December 31, 2006, with a corresponding offset, net of tax effects, recorded in accumulated other comprehensive income (loss) within shareholder’s equity. Effective for years ending after December 15, 2008, the measurement date for the benefit obligation and plan assets is required to align with a company’s fiscal year end.

As Credco participates in a multi-employer plan and recognizes the cost of pension expense based on contributions into the plan, the adoption of the provisions included in SFAS No. 158 is not expected to have any impact on Credco’s Consolidated Balance Sheet.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (SFAS No. 155), ends the temporary exemption of beneficial interests in securitized assets from the bifurcation requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 permits fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Remeasurements of these hybrid financial instruments and bifurcated derivatives will be recorded in income after the adoption of this new standard. SFAS No. 155 applies to all financial instruments acquired or issued after December 31, 2006. Credco does not expect any impact to its Consolidated Financial Statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 156), requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent accounting may be elected under either the amortization method, which systematically amortizes the servicing asset or liability to income, or the fair value measurement method, which remeasures the servicing asset or liability at fair value with the changes recorded in income. Election of the fair value method is made on a class-by-class basis for each separately recognized servicing asset and liability. SFAS No. 156 applies to all financial instruments acquired or issued after December 31, 2006. Credco does not expect any impact to its Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

The FASB has also recently issued the following accounting standards, which are effective after December 31, 2006. Credco is currently evaluating the impact of these recently issued accounting standards on Credco’s Consolidated Financial Statements:

•

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), is an interpretation that clarifies the accounting for tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of benefits associated with tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is applicable to all tax positions as of January 1, 2007. The initial effect of adoption will be recorded in income taxes payable (in other liabilities) with an offsetting adjustment to retained earnings.

•

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), establishes a framework for measuring fair value and applies broadly to financial and non-financial assets and liabilities measured at fair value under existing authoritative accounting pronouncements. SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial instruments without active markets, and for non-financial assets and liabilities. SFAS No. 157 also expands disclosure requirements regarding methods used to measure fair value and the effects on earnings. SFAS No. 157 is effective as of the first quarter of 2008; earlier adoption is encouraged although Credco currently does not intend to adopt early.

2.	Investment Securities

The following is a summary of investment securities at September 30, 2006 and December 31, 2005:

Available-for-Sale	2006				2005

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

American Express Credit Account Master Trust Class C Notes	$—	$—	$—	$—	$19	$—	$—	$19
U.S. Treasury and government agency securities	1,895	9	(1)	1,903	3,001	—	(24)	2,977
U.S. Treasury and government agency securities - restricted	1,106	3	(2)	1,107	—	—	—	—

Total	$3,001	$12	$(3)	$3,010	$3,020	$—	$(24)	$2,996

During the nine months ended September 30, 2006, Credco purchased $2.4 billion of U.S. Treasury and government agency securities. During the nine months ended September 30, 2006, $19 million of Class C Notes and $2.4 billion of U.S. Treasury securities matured, respectively. All of Credco’s investment securities are Available-for-Sale. There were no realized gains or losses for the nine months ended September 30, 2006.

In conjunction with its liquidity investment portfolio, Credco entered into securities lending agreements in June 2006 with financial institutions. Under these agreements, certain investment securities are loaned on an overnight basis to financial institutions, and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by Credco can be in the form of cash or marketable U.S. Treasury or government agency securities. Credco may only retain or sell these securities in the event of a borrower default. Credco’s loaned investment securities are considered restricted and pledged assets and, therefore, have been reclassified as investment securities restricted on the Consolidated Balance Sheet. The marketable securities received as collateral are not recorded in its Consolidated Balance Sheet, as Credco is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending

AMERICAN EXPRESS CREDIT CORPORATION

transactions are recorded as interest income from investments. At September 30, 2006, approximately $1.1 billion of investment securities were loaned under these agreements.

3.	Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholder’s equity, excluding changes in ownership interests. The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2006	2005	2006	2005

Net income	$160	$92	$453	$291
Net unrealized securities gains, net of tax	26	2	22	3
Net unrealized derivatives (losses) gains, net of tax	(52)	31	(32)	66
Foreign currency translation adjustments (gains (losses))	17	(3)	32	(7)

Total comprehensive income	$151	$122	$475	$353

4.	Taxes

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination vary by jurisdiction. Credco routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these examinations. Tax reserves have been established that Credco believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when more information becomes available, a change in circumstance occurs or an event occurs necessitating a change to the reserves.

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

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Revenues and Expenses

Credco’s consolidated net income rose 56 percent to $453 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The year-over-year increase was primarily due to the increase of discount revenue earned on purchased cardmember receivables and loans and the interest income from affiliates, offset by the increase of interest expense to affiliates and others.

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased 33 percent or $394 million to $1.6 billion for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The year-over-year increase was primarily due to an increase in both volume of receivables purchased and discount rates. Volume of receivables purchased for the nine months ended September 30, 2006, was 10 percent higher than the same period a year ago primarily due to an increase in cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of approximately 13 basis points compared to the nine months ended September 30, 2005.

Interest Income from Investments

Interest income from investments increased 61 percent or $59 million to $155 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The year-over-year increase is due to a higher interest rate environment as well as the replacement of matured U.S. Treasury securities primarily with higher yielding government agency securities. The average interest rate on the total investment portfolio increased approximately 127 basis points for the nine months ended September 30, 2006, as compared to the same nine month period a year ago.

Interest Income from Affiliates

Interest income from affiliates increased 34 percent or $95 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The year-over-year increase is primarily due to an increase in the volume of loans and deposits with affiliates. The average rate charged to affiliates during the nine months ended September 30, 2006, was 28 basis points higher than the average rate charged to affiliates in the same nine month period a year ago, primarily due to the floating rate interest-bearing borrowings with affiliates.

AMERICAN EXPRESS CREDIT CORPORATION

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries decreased 8 percent or $36 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The year-over-year decrease, reflects a lower loss rate and improved results from collection activities.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates increased 34 percent and 82 percent, respectively, for the nine months ended September 30, 2006, as compared to the same period a year ago. The increase is primarily due to higher effective cost of funds and higher debt funding levels. The average rate due to affiliates during the nine months ended September 30, 2006, was 110 basis points higher than the same period a year ago, primarily due to the floating rate interest-bearing borrowings due to affiliates.

The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine month period ended September 30, 2006, compared with the nine month period ended September 30, 2005, (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$122
Discount rates	272

Total	$394

Finance charge revenue:
Volume of loans purchased	$(13)
Interest rates	(4)

Total	$(17)

Interest income from investments:
Average investments outstanding	$(6)
Interest rates	65

Total	$59

Interest income from affiliates:
Average loans and deposits with affiliates	$71
Interest rates	24

Total	$95

Provision for losses, net of recoveries:
Volume of receivables purchased	$55
Provision rates and volume of recoveries	(91)

Total	$(36)

Interest expense:
Average debt outstanding	$52
Interest rates	188

Total	$240

Interest expense to affiliates:
Average debt outstanding	$24
Interest rates	82

Total	$106

AMERICAN EXPRESS CREDIT CORPORATION

Income Taxes

Credco’s effective tax rate for the nine month period ended September 30, 2006, was 14 percent compared with 16 percent during the nine month period ended September 30, 2005. The effective tax rate was lower in 2006 as compared to 2005 primarily as a result of higher tax expense in 2005 due to uncertainty regarding Credco’s ability to obtain certain tax benefits attributable to foreign subsidiaries partially offset by a decrease in 2006 in the proportion of foreign subsidiary pretax income to total pretax income.

Cardmember Receivables

At September 30, 2006 and December 31, 2005, Credco owned $25.1 billion and $24.4 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 99 percent and 98 percent of the total cardmember receivables and loans owned at September 30, 2006 and December 31, 2005, respectively.

Credco generally purchases, without recourse, cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements with TRS and certain of its subsidiaries that issue the card. During the nine months ended September 30, 2006 and December 31, 2005, Credco purchased $207.6 billion and $200.3 billion of cardmember receivables, respectively.

Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), a wholly-owned subsidiary of Credco. During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS. AEIT is a non-qualifying special purpose entity that is consolidated by American Express Receivables Financing Corporation V LLC (RFC V). RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests without recourse held by AEIT from RFC V. Prior to May 2005, CRC purchased participation interests without recourse from American Express Receivables Financing Corporation (RFC). These participation interests represented undivided interests in cardmember receivables transferred to American Express Master Trust (AEMT) by TRS, which originated the receivables. AEMT was a non-qualifying special purpose entity that was consolidated by TRS. AEMT was dissolved during the third quarter of 2005. At September 30, 2006 and December 31, 2005, CRC owned approximately $6.9 billion and $8.6 billion of participation interests purchased from RFC V, respectively.

The following table summarizes selected information related to the cardmember receivables portfolio:

As of and for nine months ended (Millions, except percentages)	September 30, 2006	December 31, 2005	September 30, 2005

Total cardmember receivables	$25,128	$24,421	$22,186
90 days past due as a % of total	2.6%	1.7%	1.9%
Loss reserves	$695	$671	$617
as a % of receivables	2.8%	2.7%	2.8%
as a % of 90 days past due	107%	159%	150%
Write-offs, net of recoveries	$374	$460	$400
Net write-off rate (1)	0.18%	0.23%	0.21%
Average life of cardmember receivables (in days) (2)	32	32	32

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(2)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables increased $707 million from December 31, 2005, as a result of higher corporate and small business cardmember receivables purchased during the nine months ended September 30, 2006. The cardmember

AMERICAN EXPRESS CREDIT CORPORATION

receivables purchased for the nine months ended September 30, 2006, increased approximately 10 percent from the cardmember receivables purchased during the nine months ended September 30, 2005, due to overall business growth.

Cardmember Loans

At September 30, 2006 and December 31, 2005, Credco owned cardmember loans totaling $0.3 billion and $0.6 billion, respectively, representing 1 percent and 2 percent of all interests in cardmember receivables and loans owned by Credco at September 30, 2006 and December 31, 2005, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. customers. During the nine months ended September 30, 2006 and December 31, 2005, Credco purchased $888 million and $941 million of cardmember loans, respectively.

The following table summarizes selected information related to the cardmember loans portfolio:

As of and for nine months ended (Millions, except percentages)	September 30, 2006	December 31, 2005	September 30, 2005

Total cardmember loans	$326	$569	$558
Past due cardmember loans as a % of total:
30-89 days	5.7%	4.9%	5.0%
90+ days	2.2%	1.4%	1.5%
Loss reserves	$9	$15	$18
as a % of cardmember loans	2.7%	2.6%	3.3%
as a % of past due	35%	41%	51%
Write-offs, net of recoveries	$6	$14	$17
Net write-off rate (1)	1.94%	3.33%	3.80%

(1)

Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

Cardmember loans decreased $243 million from December 31, 2005 and $232 million from September 30, 2005, due primarily to the sale of certain Hong Kong and New Zealand loan portfolios, as well as a decline in lending business volume and foreign exchange rates.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

Nine months ended (Millions)	September 30, 2006	September 30, 2005

Balance, beginning of period	$686	$610
Provision for losses	513	550
Accounts written-off	(497)	(534)
Other	2	9

Balance, end of period	$704	$635

AMERICAN EXPRESS CREDIT CORPORATION

Loans and Deposits with Affiliates

Components of loans and deposits with affiliates were as follows:

(Millions)	September 30, 2006	December 31, 2005	September 30, 2005

TRS Parent	$531	$750	$—
TRS Subsidiaries:
American Express Services Europe Limited	3,189	2,799	2,799
American Express Australia Limited	3,252	2,489	2,413
Amex Bank of Canada	2,209	1,797	1,760
American Express International, Inc.	155	419	205

Total	$9,336	$8,254	$7,177

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $9.3 billion outstanding as of September 30, 2006, $6.4 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries. The average yield earned on these loans and deposits is approximately 5.7 percent and 5.3 percent for the period ended September 30, 2006 and December 31, 2005, respectively. Loss reserves are determined for each of these intercompany borrowing arrangements on a specific identification basis. As of September 30, 2006, no loss reserves have been recorded and no amount of loans is 30 days or greater past due.

Liquidity and Capital Resources

Financing Activities

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of medium- and long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the nine months ended September 30, 2006, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. At September 30, 2006 and December 31, 2005, Credco had $7.0 billion and $7.7 billion of commercial paper outstanding, respectively. Average commercial paper outstanding was $8.3 billion and $8.4 billion for the nine months ended September 30, 2006 and December 31, 2005, respectively. Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt, which consists of commercial paper and certain other short-term borrowings less cash and cash equivalents, was $5.2 billion at September 30, 2006. Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term debt was 202 percent at September 30, 2006.

Credco raises term funding primarily through the issuance of medium- and long-term debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At September 30, 2006 and December 31, 2005, Credco had an aggregate of $11.2 billion and $8.6 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional five years. Credco’s outstanding long-term debt at September 30, 2006 and December 31, 2005, was $8.9 billion and $8.3 billion, respectively.

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). During the second quarter of 2006, Credco filed a shelf registration statement with the SEC for an unspecified amount of debt securities to be issued from time to time. At September 30, 2006, Credco had $12.2 billion

AMERICAN EXPRESS CREDIT CORPORATION

of debt securities outstanding, issued under SEC registration statements. On October 30, 2006, Credco issued $1.0 billion of medium-term notes under this program. Additionally, on November 9, 2006, Credco issued $600 million of medium-term notes under this program.

Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS, and American Express Bank Ltd., a wholly-owned subsidiary of American Express, have established a program for the issuance, outside the U.S., of debt instruments to be listed on the Luxembourg Stock Exchange. As of September 30, 2006, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10.0 billion. At September 30, 2006, $4.1 billion was outstanding under this program, including $1.3 billion issued by TRS. On November 1, 2006, Credco issued approximately $300 million of medium-term notes under this program.

During the nine months ended September 30, 2006, American Express Canada Credit Corporation, a wholly-owned subsidiary of Credco, issued a total of approximately $1.3 billion of fixed and floating medium-term notes from its $3.0 billion Canadian shelf registration statement. All notes issued under this shelf registration are guaranteed by Credco. At September 30, 2006, approximately $0.9 billion was available for issuance and $2.1 billion of total debt securities is outstanding under this program.

Credco paid cash dividends of $200 million to TRS during the nine months ended September 30, 2006. On November 10, 2006, Credco paid cash dividends of $100 million to TRS.

Liquidity Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in short-term highly liquid securities.

Credco also maintains a term liquidity portfolio comprised of high credit quality, highly liquid securities. At September 30, 2006, Credco held $3.0 billion in U.S. Treasury and government agency securities in this portfolio. The invested amounts of the term liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program.

In conjunction with its liquidity portfolio, Credco entered into securities lending agreements in June 2006 with financial institutions to enhance investment income. At September 30, 2006, approximately $1.1 billion of investment securities were loaned under these agreements.

Bank Credit Facilities

At September 30, 2006, Credco could have borrowed a maximum amount of $10.7 billion (including amounts outstanding) under committed bank credit facilities, with a commensurate maximum $1.2 billion reduction in the amount available to American Express. These facilities expire as follows (billions): 2009, $3.2; 2010, $6.6; and 2011, $0.9. As of September 30, 2006, Credco had outstanding borrowings of $3.0 billion under these bank credit facilities related to the Australian credit facility.

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.45 for the nine months ended September 30, 2006. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2006 was 2.93.

Forward-Looking Statements

Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with the SEC and in other documents. In addition, from time to time,

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: November 13, 2006	By	/s/ Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

DATE: November 13, 2006	By	/s/ Susanne L. Miller

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