Form 10-K
period 2006-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2007-03-30
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Christina Centre, 301 North Walnut Street
Suite 1002, Wilmington, Delaware	19801-2919
(Address of principal executive offices) Registrant’s telephone number including area code: (302) 594-3350.	(Zip Code)

Securities registered pursuant to Section 12 (b) of the Act:

Name of each exchange
Title of each class	on which registered

Floating Rate Medium-Term Notes, Series C	New York Stock Exchange
due June 16, 2011

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
Yes ☐ No ☒

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 30, 2007, 1,054,938 shares were outstanding.

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

Credco is primarily engaged in the business of financing most non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express' cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. (AEB) customers, although cardmember loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the card.

American Express Card Business

American Express cards are currently issued in over 40 currencies (including cards issued by third-party banks and other qualified institutions). The card, which is issued to individual consumers for their personal account or through a corporate account established by their employer for its business purposes, permits cardmembers to charge purchases of goods or services in the United States and in most countries around the world at service establishments that have agreed to accept the card. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases at a discount that is principally determined by the value that is delivered to the service establishment and generally includes a premium over other card networks. Value is delivered to the service establishment through higher spending cardmembers relative to competing card networks, the volume of spending by all cardmembers, marketing programs and the insistence of cardmembers to use their cards when enrolled in rewards or other card loyalty programs. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

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

•

the Truth in Lending Act (TILA) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications);

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements); and

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs).

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The application of bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or written-off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act).

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

Cardmember loans, which include extended payment plan receivables, are primarily funded by subsidiaries of TRS other than Credco, although certain cardmember loans are purchased by Credco. These cardmember loans consist of certain interest-bearing and discounted extended payment plan receivables comprised of American Express credit card, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to AEB customers.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds cardmember receivables and cardmember loans in Canada primarily through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. In Australia, the United Kingdom and Germany, Credco funds cardmember receivables and cardmember loans by acquiring such receivables and loans with recourse from the local card issuers, which are wholly-owned subsidiaries of TRS. These local funding strategies result in Credco recording additional loans with affiliates. Beginning in 2007, Credco started a similar funding strategy in Mexico.

Beginning in May 2005, in conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchased participation interests from American Express Receivables Financing Corporation V LLC (RFC V), which is consolidated by TRS. The participation interests purchased represented the undivided interests in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. TRS and its subsidiaries originated the receivables. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V.

Prior to May 2005, CRC purchased such interests from American Express Receivables Financing Corporation LLC (RFC), which was consolidated by TRS and dissolved in the third quarter of 2005. The interests purchased represented undivided interests in cardmember receivables transferred to the American Express Master Trust (AEMT) by TRS. TRS and its subsidiaries originated the receivables. Prior to dissolution, AEMT was also a non-qualifying special purpose entity that was consolidated by TRS.

A subsidiary of TRS, as agent for Credco, performs accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. The Receivables Agreements provide that, without the prior written notice to Credco, the credit standards used to determine whether a card is to be issued to an applicant may not be materially reduced and that the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

Volume of Business

The following table shows the volume of all cardmember receivables and cardmember loans purchased by Credco, excluding cardmember receivables and cardmember loans sold to affiliates, during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco at the end of such years (billions):

	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,			Receivables and Loans Owned at December 31,

Year	Domestic	Foreign	Total	Domestic	Foreign	Total

2006	$251.5	$29.5	$281.0	$25.0	$2.9	$27.9
2005	233.0	26.9	259.9	21.9	3.1	25.0
2004	188.8	51.3	240.1	19.7	2.8	22.5
2003	153.2	56.1	209.3	17.8	8.4	26.2
2002	137.2	46.9	184.1	15.2	6.8	22.0

The card business does not experience significant seasonal fluctuation, although card billed business tends to be moderately higher in the fourth quarter than in other quarters.

Cardmember Receivables

At December 31, 2006 and 2005, Credco owned $27.6 billion and $24.4 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 99 percent and 98 percent of the total cardmember receivables and loans owned at December 31, 2006 and 2005, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time a transaction is submitted by the merchant and captured by American Express. As previously noted, CRC purchases the participation interests from RFC V in conjunction with TRS’ securitization program. During the period from May 1, 2005 through December 31, 2005, RFC V participated to CRC undivided interests totaling $8.5 billion. Prior to May 2005, CRC purchased such interests from RFC. At December 31, 2006 and 2005, CRC owned approximately $8.2 billion and $8.6 billion, respectively, of participation interests purchased from RFC V.

Years ended December 31, (Millions, except percentages)	2006	2005	2004

Total cardmember receivables	$27,593	$24,421	$21,888
90 days past due as a % of total	2.1%	1.7%	2.1%
Loss reserves	$739	$671	$555
as a % of receivables	2.7%	2.7%	2.5%
as a % of 90 days past due	128%	159%	122%
Write-offs, net of recoveries	$525	$579	$471
Net write-off rate (1)	0.19%	0.22%	0.20%
Average life of cardmember receivables (in days) (2)	32	32	32

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

Cardmember receivables increased $3.2 billion from December 31, 2005, as a result of higher consumer, small business and corporate cardmember receivables purchased during 2006. The cardmember receivables purchased during 2006 increased approximately 8 percent from the cardmember receivables purchased during 2005, due to overall business growth.

Cardmember Loans

At December 31, 2006 and 2005, Credco owned cardmember loans totaling $0.3 billion and $0.6 billion, respectively, representing 1 percent and 2 percent of the total cardmember receivables and loans owned by Credco at December 31, 2006 and 2005, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel and Extended Payment Option receivables, and lines of credit and loans to AEB customers. At December 31, 2006 and 2005, CRC did not own any participation interests in cardmember loans.

Years ended December 31, (Millions, except percentages)	2006	2005	2004

Total cardmember loans	$356	$569	$622
Past due cardmember loans as a % of total:
30-89 days	5.9%	4.9%	6.3%
90+ days	2.1%	1.4%	1.9%
Loss reserves	$10	$15	$55
as a % of cardmember loans	2.8%	2.6%	8.9%
as a % of past due	35%	41%	108%
Write-offs, net of recoveries	$8	$21	$183
Net write-off rate (1)	2.02%	3.57%	4.40%

(1) Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the years indicated.

The year-over-year decrease in Credco’s owned cardmember loans was primarily driven by Credco’s sale of certain Hong Kong, New Zealand and United States loan portfolios.

Loans with Affiliates

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express.

Components of loans with affiliates at December 31 were as follows:

(Millions)	2006	2005

TRS Parent	$531	$750
TRS Subsidiaries:
American Express Services Europe Limited	3,360	2,799
American Express Australia Limited	3,529	2,489
Amex Bank of Canada	2,166	1,797
American Express International, Inc.	105	419

Total	$9,691	$8,254

On February 9, 2007, the loan with TRS Parent of $531 million was repaid.

Sources of Funds

Credco’s business is financed by short-term borrowings, consisting principally of commercial paper, borrowings under bank lines of credit and issuances of U.S. and non-U.S. dollar medium- and long-term debt, as well as through operations. The weighted average interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were:

Year	Weighted Average Interest Rate

2006	4.63%
2005	3.63%
2004	2.98%
2003	3.46%
2002	3.96%

See Notes 4 and 5 to the Consolidated Financial Statements for additional information about Credco’s debt, including Credco’s lines of credit and long-term debt.

Foreign Operations

See Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

At December 31, 2006, Credco had 23 employees.

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

Credco and the Card Issuers must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Card Issuer’s products. Credit risk is the risk of loss from obligor or counterparty default. Credco and the Card Issuers are exposed to both consumer credit risk, principally from Cardmember receivables, and institutional credit risk, primarily through TRS’corporate card, large establishment services and network services businesses. While consumer credit risk is more closely linked to general economic conditions rather than borrower-specific events like institutional credit risk, both expose Credco and the Card Issuers to the risk of loss. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Although Credco and the Card Issuers make estimates to provide for credit losses in their respective outstanding portfolios of loans and receivables, these estimates may not be accurate. In addition, the information that Credco and the Card Issuers use in managing credit risk may be inaccurate or incomplete. Although Credco and the Card Issuers regularly review their credit exposures to specific clients and counterparties and to specific industries, countries and regions that they believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credco and the Card Issuers may also fail to receive full information with respect to the credit risks of their customers.

Credco must also effectively manage market risk to which it is exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables. Credco is exposed to market risk from both interest rates from the Card business and foreign exchange risk from its international operations. Credco must also accurately estimate the fair value of the assets in its investment portfolio and, in particular, those investments that are not readily marketable.

Finally, the Card Issuers must also manage the operational risks to which they are exposed. The Card Issuers consider operational risk to be the risk of not achieving their respective business objectives due to failed processes, people or information systems, or from the external environment, such as natural disasters. Operational risks include the risk that they may not accurately estimate the provision expense for the cost of the Membership Rewards program, as well as the risk that they are unable to manage a downturn in their respective businesses and/or negative changes in ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs.

Although Credco and the Card Issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, their hedging strategies and other risk management techniques may not be fully effective in mitigating risk exposures in all market environments or against all types of risk, including risks that are unidentified or unanticipated. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for a discussion of the policies and procedures Credco uses to identify, monitor and manage risks. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

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

Credco’s access to financing may be limited.

In general, the amount, type and cost of Credco’s funding, including financing from other financial institutions and the capital markets, directly impacts its expense in operating its business and therefore can positively or negatively affect Credco’s financial results. A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, specific events that adversely affect Credco’s or the Card Issuer’s reputations, changes in the activities of the Card Issuer’s business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting Credco’s assets, Credco’s corporate and regulatory structure, interest rate fluctuations, rating agencies’ action, general economic conditions and the legal, regulatory, accounting and tax environments governing Credco’s funding transactions. In addition, Credco’s ability to raise funds is strongly affected by the general state of the United States and world economies, and may become increasingly difficult due to economic or other factors. Also, Credco competes for funding with other financial institutions, some of which are publicly funded. Competition from these institutions may increase Credco’s cost of funds.

Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of charge and credit cards issued and could increase costs.

The Card Issuers are subject to regulations related to privacy and data use and security in the jurisdictions in which they do business, and they could be negatively impacted by these regulations. For example, in the United States, TRS, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB are subject to the Federal Trade Commission’s information safeguards rule under the Gramm-Leach-Bliley Act. The rule requires that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach continues. In the United States, there are a number of bills pending in Congress and there have been several Congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2007 that, if implemented, could affect the Card Issuers.

In addition, a number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In

Europe, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union member states to which certain Card Issuers are subject. Regulation of privacy and data use and security in these and other jurisdictions may increase costs for issuing charge and credit cards, which may decrease the number of cards issued. Any additional regulations in these areas may also increase costs to comply with such regulations, which could materially and adversely affect profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which the Card Issuers are subject could result in fines, sanctions or other penalties, which could materially and adversely affect their respective results of operations and overall businesses.

Credco and its subsidiaries are dependent on the Card Issuers that generate receivables.

Credco and its subsidiaries are dependent on the Card Issuers that generate receivables. Credco and American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, are parties to asset sale and purchase agreements relating to the purchase of receivables from the Card Issuers. These receivables agreements generally require that non-interest and interest-bearing receivables be purchased at discount rates that are negotiated and determined at the time of purchase based upon the nature of the receivables. Credco and AEOCC are dependent upon these contractual arrangements. Lower levels of cardmember receivables and loans generated by the Card Issuers from which Credco and AEOCC purchase receivables would result in a reduction in the level of finance operations and a reduction in revenues of Credco and AEOCC. American Express and TRS’ operations are independently subject to a variety of risk factors. The outstanding debt and other securities of Credco and AEOCC are not obligations of American Express, TRS or its other subsidiaries.

Forward-looking Statements

Various statements have been made in this Annual Report on Form 10-K that may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above and below are not exclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

•	credit trends and the rate of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

•	Credco’s ability to accurately estimate the provision for losses in Credco’s outstanding portfolio of cardmember receivables and loans;

•	fluctuations in foreign currency exchange rates;

•	negative changes in Credco’s credit ratings, which could result in decreased liquidity and higher borrowing costs;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs; and

•	the impact on American Express Company’s business resulting from continuing geopolitical uncertainty.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Credco neither owns nor leases any material physical properties.

Item 3.	LEGAL PROCEEDINGS.

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

Credco paid cash dividends of $500 million and $200 million to TRS in 2006 and 2005, respectively. On February 9, 2007, Credco paid a cash dividend of $150 million to TRS. For information about limitations on Credco’s ability to pay dividends, see Note 6 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA.

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

(Millions)	2006	2005	2004	2003	2002

Income Statement Data

Revenues	$3,017	$2,276	$1,832	$1,987	$2,153

Provision for losses, net of recoveries	589	662	628	701	846

Interest expense	1,614	1,141	863	852	916

Income tax provision	95	50	75	135	118

Net income	622	415	234	260	228

Balance Sheet Data

Gross cardmember receivables	$27,593	$24,421	$21,888	$21,165	$17,169

Reserve for losses, cardmember receivables	739	671	555	555	498

Gross cardmember loans	356	569	622	5,067	4,858

Reserve for losses, cardmember loans	10	15	55	182	243

Loans with affiliates	9,691	8,254	7,039	1,923	2,047

Total assets	40,966	37,369	36,260	31,949	27,665

Short-term debt	15,469	15,982	13,245	15,718	15,145

Current portion of long-term debt	3,440	2,300	5,734	1,978	5,751

Long-term debt	18,350	14,629	12,880	10,216	2,117

Shareholder’s equity	3,422	3,271	2,993	2,750	2,315

Cash dividends	500	200	125	—	—

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Reserves for cardmember losses

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s estimate of the losses inherent in Credco’s outstanding portfolio of loans and receivables. Management’s evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze several specific portfolio statistics, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period (loan balances are written-off when 180 days past due), and average bankruptcy and recovery rates. Also, to a lesser extent, these reserves reflect management’s judgment regarding overall reserve adequacy. Management considers whether to adjust reserves that are calculated by the analytic models based on other factors, such as the level of coverage of past-due accounts, as well as leading economic and market indicators, such as the unemployment rate, the consumer confidence index, the purchasing manager’s index, bankruptcy filings and the legal and regulatory environment.

Receivables and loans are written-off when management deems amounts to be uncollectible, and is generally determined by the number of days past due. In general, receivables and loans in bankruptcy or owed by deceased individuals are written-off upon notification, or 180 days past due for lending products and 360 days past due for charge card products. To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable. As of December 31, 2006, if average write-off rates were five percent higher or lower, the reserve for losses would change by approximately $37 million.

Consolidated Capital Resources and Liquidity

Credco is committed to maintaining cost-effective, well-diversified funding programs to support current and future asset growth in its global businesses. Credco’s funding plan is structured to meet expected and changing business needs to fund asset balances efficiently and cost-effectively. Credco relies on diverse sources, to help ensure the availability of financing in unexpected periods of stress and to manage interest rate exposures. In addition to the funding plan described below, Credco has a contingent funding strategy to allow for the continued funding of business operations through difficult economic, financial market and business conditions when access to regular funding sources could become diminished or interrupted.

Financing Activities

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of medium- and long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During 2006, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco’s commercial paper is a widely recognized name among short-term investors. At December 31, 2006, Credco had $5.8 billion of commercial paper outstanding. The outstanding amount decreased $1.9 billion or 25 percent from a year ago. Average commercial paper outstanding was $7.8 billion and $8.1 billion in 2006 and 2005, respectively. Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment securities is not less than 100 percent of net short-term debt. Net short-term debt, which consists of commercial paper and certain other short-term borrowings less cash and cash equivalents, was $5.1 billion at December 31, 2006. Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term debt was 212 percent at December 31, 2006.

Medium- and long-term debt is raised through the offering of debt securities in the United States and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months.

Credco had the following medium- and long-term debt outstanding at December 31:

(Billions)	2006	2005

Medium-term debt (a)	$12.4	$8.6
Long-term debt	9.4	8.3

Total	$21.8	$16.9

(a)	A portion of which can be extended by the holders up to an additional five years.

During 2006 and 2005, Credco’s average medium- and long-term debt outstanding was $19.2 billion and $16.5 billion, respectively.

In 2006, United States and international fixed and floating rate medium- and long-term debt in an aggregate principal amount of $8.4 billion with maturities ranging from two to five years was issued.

Credco, TRS, AEOCC, Centurion Bank, a wholly-owned subsidiary of TRS, and American Express Bank Ltd., a wholly-owned subsidiary of American Express, have established a program for the issuance, outside the U.S., of debt instruments to be listed on the Luxembourg Stock Exchange. As of December 31, 2006, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10.0 billion. The proceeds of these issuances were used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At December 31, 2006, $4.5 billion was outstanding under this program, of which $3.2 billion were issued by Credco.

During 2005, Credco received regulatory approval in Canada for a base shelf prospectus for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $3.0 billion of notes by American Express Canada Credit Corporation, a wholly-owned subsidiary of Credco, which notes would be guaranteed by Credco. During 2006, Credco issued and sold approximately $900 million of fixed medium-term notes due between 2008 and 2011 and approximately $400 million floating medium-term notes due 2008. At December 31, 2006, approximately $2.0 billion of debt securities was outstanding under this program.

During the fourth quarter of 2006, Credco established a program for the issuance from time to time, in Australia, of up to approximately $4.6 billion and issued approximately $118 million of fixed rate notes due in 2011 and approximately $236 million of floating rate notes due in 2011. At December 31, 2006, approximately $4.3 billion was available for issuance under this program. Proceeds of the notes were used to repay a portion of the Australian credit facility.

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). During the second quarter of 2006, Credco filed a shelf registration statement with the SEC for an unspecified amount of debt securities to be issued from time to time. At December 31, 2006, Credco had $13.4 billion of debt securities outstanding, issued under SEC registration statements.

Credco continues to issue long-term debt with a wide range of maturities to diversify the refinancing requirement in future periods.

Credco’s funding strategy is designed to maintain high and stable debt ratings from the major credit rating agencies, Moody’s, Standard & Poor’s and Fitch Ratings. Maintenance of high and stable debt ratings is critical to ensuring Credco’s continuous access to the capital and credit markets. It also enables Credco to reduce its overall borrowing costs. At December 31, 2006, Credco’s debt ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch Ratings

Short-term	P-1	A-1	F1
Senior unsecured	Aa3	A+	A+

Rating agencies review factors such as capital adequacy with a view towards maintaining certain levels of capital, liquidity, business volumes, asset quality and economic market trends, among others, in assessing Credco’s and its subsidiaries’ appropriate ratings.

Credco actively manages the risk of liquidity and cost of funds resulting from Credco’s financing activities. Management believes a decline in Credco’s long-term credit rating by two levels could result in Credco having to significantly reduce its commercial paper and other short-term borrowings. Remaining borrowing requirements would be addressed through other means such as the issuance of long-term debt and the sale of investment securities or drawing on existing credit lines. This would result in higher interest expense on Credco’s commercial paper and other debt, as well as higher fees related to unused lines of credit. Credco believes a two level downgrade is highly unlikely due to its capital position and growth prospects.

Credco paid cash dividends of $500 million and $200 million to TRS in 2006 and 2005, respectively. On February 9, 2007, Credco paid a cash dividend of $150 million to TRS.

Liquidity

Credco balances the trade-offs between having too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. Credco considers various factors in determining its liquidity needs, such as economic and financial market conditions, seasonality in business operations, cost and availability of alternative liquidity sources, and credit rating agency considerations. In 2006, short-term debt as a percentage of total debt decreased to 42 percent at December 31, 2006, from 49 percent at December 31, 2005.

Credco estimates it will have funding requirements of approximately $3.4 billion within the next year related to the maturity of medium- and long-term debt obligations. Credco believes that its funding plan is adequate to meet these requirements. In addition, alternative liquidity sources are available, mainly in the form of the liquidity portfolio, securitization of cardmember receivables and loans through American Express affiliates, and bank credit facilities, to provide uninterrupted funding over a twelve-month period should access to unsecured debt sources become impaired.

Credco has developed a contingent funding plan that enables it to meet its daily funding obligations when access to unsecured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that Credco could continuously maintain normal business operations for a twelve-month period in which its access to unsecured funds is interrupted. From time to time, Credco may increase its liquidity portfolio in order to prefund maturing debt obligations when financial market conditions are favorable. These levels are monitored and adjusted when necessary to maintain short-term liquidity needs in response to seasonal or changing business conditions.

The funding sources that would be relied upon depend on the exact nature of such a hypothetical liquidity crisis; nonetheless, Credco’s liquidity sources are designed with the goal of ensuring there is sufficient cash on hand to fund business operations over a twelve-month period regardless of whether the liquidity crisis was caused by an external, industry or Credco-specific event. The contingent funding plan also addresses operating flexibilities in quickly making these funding sources available to meet all financial obligations. The simulated liquidity crisis is defined as a sudden and unexpected event that temporarily impairs access to or makes unavailable funding in the unsecured debt markets.

The contingent funding plan includes access to diverse sources of alternative funding. Such sources include but are not limited to its liquidity investment portfolio, committed bank lines, intercompany borrowings and securitization of cardmember receivables and loans through American Express affiliates. Credco estimates that, under a worst case liquidity crisis scenario, it has identified up to $8.3 billion in alternate funding sources available to cover cash needs over the first 60 days after a liquidity crisis has occurred.

Liquidity Investment Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in short-term overnight, highly liquid securities. Credco also maintains a term liquidity portfolio comprised of high credit quality, highly liquid securities. At December 31, 2006, Credco held $3.0 billion of U.S. Treasury and government agency securities in this portfolio. The invested amounts of the term liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program. U.S. Treasury and government agency securities are the highest credit quality and most liquid of investment instruments available. Credco can easily sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Credco entered into securities lending agreements in June 2006 with other financial institutions to enhance investment income. At December 31, 2006, the liquidity investment portfolio included approximately $716 million of investment securities loaned under these agreements. See Note 2 to the Consolidated Financial Statements for further discussion regarding Credco’s securities lending program.

Other Investment Activities

At December 31, 2004, CRC invested $142 million and $56 million in Class B and C Notes, respectively, issued by American Express Credit Account Master Trust, a qualified special purpose entity. During 2005, $37 million of the Class C Notes and $142 million of Class B Notes matured. At December 31, 2005, CRC had approximately $19 million of Class C Notes remaining. During 2006, the remaining $19 million of the Class C Notes matured.

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities with 38 large institutions totaling $10.8 billion (including $1.2 billion available to American Express and the $3.3 billion Australian credit facility) at December 31, 2006. Credco had $2.7 billion outstanding under these facilities, related to the Australian credit facility. These facilities expire as follows (billions): 2009, $3.3; 2010, $4.8; and 2011, $2.7.

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.44, 1.41 and 1.36 in 2006, 2005 and 2004, respectively. The ratio of earnings to fixed charges for American Express for 2006, 2005 and 2004 was 2.80, 2.83 and 3.13, respectively.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco’s credit rating.

Results of Operations

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of total discount to Credco’s interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income rose 50 percent to $622 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The year-over-year increase was primarily due to the increase of discount revenue earned on purchased cardmember receivables and loans and the interest income from affiliates, offset by the increase of interest expense to affiliates and others.

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased 32 percent or $543 million to $2.2 billion for the year ended December 31, 2006, as compared to the same period in 2005. The year-over-year increase was primarily due to an increase in both volume of receivables purchased and discount rates. Volume of receivables purchased for the year ended December 31, 2006, was 8 percent higher than the same period a year ago primarily due to an increase in cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of approximately 14 basis points compared to the year ended December 31, 2005.

Interest Income from Investments

Interest income from investments increased 74 percent or $93 million to $218 million for the year ended December 31, 2006, as compared to the same period in the prior year. The year-over-year increase was due to a higher interest rate environment as well as the replacement of matured U.S. Treasury securities primarily with higher yielding government agency securities. The average rate on the total investment portfolio increased 186 basis points for the year ended December 31, 2006, compared to the year ended December 31, 2005.

Interest Income from Affiliates

Interest income from affiliates increased 32 percent or $127 million to $523 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The year-over-year increase was primarily due to an increase in the volume of loans with affiliates. The average rate charged to affiliates during the year ended December 31, 2006, was 49 basis points higher than the average rate charged to affiliates in the same period a year ago, primarily due to the floating rate interest-bearing borrowings with affiliates.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries decreased 11 percent or $73 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The year-over-year decrease reflects a lower loss rate and improved results from collection activities.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates increased 36 percent and 68 percent, respectively, for the year ended December 31, 2006, as compared to the same period a year ago. The increase is primarily due to higher effective cost of funds and higher debt funding levels. The average rate due to affiliates during the year ended December 31, 2006, was 140 basis points higher than the same period a year ago, primarily due to the fact that a high proportion of the interest-bearing borrowings due to affiliates were at floating rate.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts:

(Millions)	2006	2005

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$139	$148
Discount rates	404	266

Total	$543	$414

Finance charge revenue:
Volume of loans purchased	$(17)	$(292)
Interest rates	(5)	22

Total	$(22)	$(270)

Interest income from investments:
Average investments outstanding	$(1)	$(11)
Interest rates	94	32

Total	$93	$21

Interest income from affiliates:
Average loans with affiliates	$83	$164
Interest rates	44	113

Total	$127	$277

Provision for losses, net of recoveries:
Volume of receivables purchased	$67	$66
Provision rates and volume of recoveries	(140)	(32)

Total	$(73)	$34

Interest expense:
Average debt outstanding	$94	$58
Interest rates	244	127

Total	$338	$185

Interest expense to affiliates:
Average debt outstanding	$28	$12
Interest rates	107	81

Total	$135	$93

Income Taxes

Credco’s effective tax rate for the years ended December 31, 2006, 2005 and 2004, was 13.2 percent, 10.8 percent and 24.3 percent, respectively. The effective tax rate was higher in 2006 compared to 2005 primarily as a result of a decrease in the proportion of foreign subsidiary pretax income to total pretax income. The effective tax rate was lower in 2005 as compared to 2004 primarily as a result of ongoing benefits related to changes in international funding strategy during 2004. The shifts in international funding strategy, which diversify funding sources and increase liquidity, are expected also to benefit Credco’s effective tax rate and net income in future periods despite somewhat higher related funding costs.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credco’s risk management objective is to monitor and control risk exposures to earn returns commensurate with the appropriate level of risk assumed. In addition to business risk, Credco recognizes three fundamental sources of risk: credit risk, market risk and operational risk. These risks, which are described below are interrelated and management has adopted well defined risk-taking principles to guide Credco’s business strategies and objectives. Credco views credit risk as a component of driving profitable growth. Market risk is hedged or managed within established parameters to sustain such earnings growth, while operational risk arising from Credco’s business activities is carefully monitored to maintain it within acceptable limits.

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

Credit Risk

Credit risk is defined as the risk of loss from obligor or counterparty default. Credco is exposed to credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse, as well as through its participation interests. Since such a portfolio consists of millions of borrowers and individual exposures, its risk is substantially reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in the cardmember receivables and cardmember loans.

Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated as investment grade. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk consists primarily of interest rate risk and foreign exchange risk. Market risk exposures are monitored and managed by various risk committees, American Express’ Treasury Department as well as by management. The American Express Board approved policies related to market risk management and the use of derivative financial instruments have been established. With respect to derivative financial instruments, the value of such instruments is derived from an underlying variable or multiple variables, including commodity, equity, foreign exchange and interest rate indices or prices. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk and related asset liability management strategy and processes. See Note 7 for additional discussion of Credco’s derivative financial instruments.

Interest rate risk is generated by the funding of cardmember receivables and fixed rate cardmember loan purchases through longer term variable rate borrowings. Such assets and liabilities generally do not create naturally offsetting positions with respect to basis, re-pricing or maturity characteristics. By using derivative financial instruments, such as interest rate swaps, the interest rate profile can be adjusted to maintain and manage a desired profile. As of December 31, 2006 and 2005, the total notional amount of interest rate swaps was $6 billion and $2 billion, respectively. These derivatives generally qualify for hedge accounting. A portion of these derivatives outstanding as of December 31, 2006 extend to 2015.

In addition, foreign exchange risk is generated by cross-currency purchased cardmember receivables and cardmember loans, foreign currency denominated balance sheet exposures and foreign currency earnings in international units. Credco hedges this market exposure to the extent it is economically justified through various means including local market cross-currency funding and the use of derivative financial instruments, such as foreign exchange forward and cross-currency swap contracts, which can help “lock in” Credco’s exposure to specific currencies. As of December 31, 2006 and 2005, the total notional amount of foreign exchange derivatives was $125 million and $27 million, respectively. These derivatives generally do not qualify for hedge accounting.

The following discussion includes sensitivity analysis of interest rate and foreign currency risk and estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year’s earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur, including revising the discount rate applicable to purchases of new receivables. As a result, actual earnings consequences will differ from those quantified. The detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $151 million based on the 2006 year-end positions. This effect, which is calculated using a static asset/liability gapping model, is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. From a foreign exchange risk perspective, based on the year-end 2006 and 2005 foreign exchange positions, the effect on Credco’s earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

Operational Risk Management Process

Credco defines operational risk as the risk of not achieving business objectives due to inadequate or failed processes, or information systems, human error or the external environment (e.g., natural disasters) including losses due to failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal or regulatory penalties. Credco is committed to improving its ability to prioritize and manage operational risk through the delivery of a comprehensive operational risk program. American Express has developed a comprehensive program to identify, measure, monitor, and report inherent and emerging operational risks. However, day-to-day management of operational risk lies with Credco. Credco continues to enhance its operational risk management practices on an ongoing basis. The implementation of this operational risk program is expected to result in improved operational risk intelligence and a heightened level of preparedness to deal with operational risk events and conditions that may adversely impact Credco’s operations.

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

The Audit Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2006.

Each year the Audit Committee reviews the accountants’ qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit Committee charter requires a detailed review of American Express’ accounting firm, which would include a comparison of resources available in other firms. The Committee conducted such a review in 2004, resulting in the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2005.

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $258,275 and $346,250 for the years ended December 31, 2006 and 2005, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2006 or 2005.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2006 or 2005.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2006 or 2005.

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

Other Transactions with PricewaterhouseCoopers LLP

American Express has a number of business relationships with individual member firms of the worldwide PricewaterhouseCoopers LLP organization. American Express subsidiaries provide card and travel services to some of these firms and these firms pay fees to American Express subsidiaries. These services are in the normal course of business and American Express provides them pursuant to arrangements that American Express offers to other similar clients.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:
		See Index to the Financial Statements at page F-1 hereof.

	2.	Exhibits:
		See Exhibit Index hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: March 30, 2007	By	/s/Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

DATE: March 30, 2007	By	/s/Christopher S. Forno

Christopher S. Forno President, Chief Executive Officer and Director

DATE: March 30, 2007		/s/Kevin M. Gould

Kevin M. Gould Vice President and Chief Accounting Officer

DATE: March 30, 2007		/s/David L. Yowan

David L. Yowan Chief Financial Officer and Director

AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

(Item 15 (a))

Page Number

Financial Statements:

Reports of Independent Registered Public Accounting Firms	F – 2 and F – 3

Consolidated Statements of Income	F – 4

Consolidated Balance Sheets	F – 5

Consolidated Statements of Cash Flows	F – 6

Consolidated Statements of Shareholder’s Equity	F – 7

Notes to Consolidated Financial Statements	F – 8 to F – 24

All other schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
American Express Credit Corporation

We have audited the accompanying consolidated statements of income, shareholder’s equity and cash flows of American Express Credit Corporation for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of American Express Credit Corporation’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP

New York, New York
March 16, 2005

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)	2006	2005	2004

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$2,223	$1,680	$1,266
Interest income from affiliates	523	396	119
Interest income from investments	218	125	104
Finance charge revenue	47	69	339
Other	6	6	4

Total revenues	3,017	2,276	1,832

Expenses

Provision for losses, net of recoveries:
2006, $158; 2005, $172; 2004, $187	589	662	628
Interest expense	1,281	943	758
Interest expense to affiliates	333	198	105
Service fees to affiliates	93	2	25
Other	4	6	7

Total expenses	2,300	1,811	1,523

Pretax income	717	465	309
Income tax provision	95	50	75

Net income	$622	$415	$234

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)	2006	2005

Assets

Cash and cash equivalents	$737	$1,051
Investment securities	2,299	2,996
Investment securities restricted	716	—
Cardmember receivables, less reserves:
2006, $739; 2005, $671	26,854	23,750
Cardmember loans, less reserves:
2006, $10; 2005, $15	346	554
Loans with affiliates	9,691	8,254
Deferred charges and other assets	316	764
Due from affiliates	7	—

Total assets	$40,966	$37,369

Liabilities and Shareholder’s Equity

Short-term debt	$5,883	$7,939
Short-term debt with affiliates	9,586	8,043
Long-term debt	21,790	16,929

Total debt	37,259	32,911
Due to affiliates	—	1,021
Accrued interest and other liabilities	285	166

Total liabilities	37,544	34,098

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,202	3,080
Accumulated other comprehensive income (loss):
Net unrealized securities gains (losses), net of tax:
2006, $(3); 2005, $8	5	(16)
Net unrealized derivatives gains, net of tax:
2006, $(5); 2005, $(31)	10	57
Foreign currency translation adjustments	45	(12)
Other	(2)	—

Total accumulated other comprehensive income	58	29

Total shareholder’s equity	3,422	3,271

Total liabilities and shareholder’s equity	$40,966	$37,369

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)	2006	2005	2004

Cash Flows from Operating Activities
Net income	$622	$415	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	747	834	815
Amortization and other	9	14	13
Deferred taxes	(6)	(3)	30
Changes in operating assets and liabilities:
Due to affiliates	39	57	11
Other operating assets and liabilities	258	(286)	(299)

Net cash provided by operating activities	1,669	1,031	804

Cash Flows from Investing Activities
Net (increase) decrease in cardmember receivables and loans	(3,643)	(3,410)	2,780
Purchase of investments	(3,012)	(792)	(2,237)
Maturity of investments	3,019	979	333
Sale of investments	—	—	1,244
Net increase in loans with affiliates	(570)	(1,524)	(4,760)
Net (decrease) increase in due to affiliates	(1,067)	(185)	718

Net cash used in investing activities	(5,273)	(4,932)	(1,922)

Cash Flows from Financing Activities
Net increase in short-term debt with affiliates with maturities of ninety days or less	1,542	2,579	309
Net decrease in short-term debt with maturities of ninety days or less	(2,710)	(12)	(1,490)
Issuance of debt	12,208	6,636	9,538
Redemption of debt	(7,250)	(7,853)	(4,840)
Dividends paid	(500)	(200)	(125)

Net cash provided by financing activities	3,290	1,150	3,392

Net (decrease) increase in cash and cash equivalents	(314)	(2,751)	2,274
Cash and cash equivalents at beginning of year	1,051	3,802	1,528

Cash and cash equivalents at end of year	$737	$1,051	$3,802

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, (Millions)	Total	Common Stock	Capital Surplus	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings

Balances at December 31, 2003	$2,750	$1	$161	$(168)	$2,756

Comprehensive income:
Net income	234				234
Change in net unrealized securities (losses) gains	(36)			(36)
Change in net unrealized derivatives losses	26			26
Derivatives losses reclassified to earnings	142			142
Foreign currency translation adjustments	2			2

Total comprehensive income	368
Cash dividends paid	(125)				(125)

Balances at December 31, 2004	2,993	1	161	(34)	2,865

Comprehensive income:
Net income	415				415
Change in net unrealized securities losses	9			9
Change in net unrealized derivatives gains (losses)	60			60
Derivatives losses reclassified to earnings	8			8
Foreign currency translation adjustments	(14)			(14)

Total comprehensive income	478
Cash dividends paid	(200)				(200)

Balances at December 31, 2005	3,271	1	161	29	3,080

Comprehensive income:
Net income	622				622
Change in net unrealized securities gains (losses)	21			21
Change in net unrealized derivatives gains	22			22
Derivatives gains reclassified to earnings	(69)			(69)
Foreign currency translation adjustments	57			57

Total comprehensive income	653
Other	(2)			(2)
Cash dividends paid	(500)				(500)

Balances at December 31, 2006	$3,422	$1	$161	$58	$3,202

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

Basis of Presentation

American Express Credit Corporation, together with its subsidiaries (Credco), is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited, together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc., together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC) and American Express Canada Finance Limited (AECFL), American Express Capital Australia (AECA), American Express Sterling Funding Limited Partnership, together with its subsidiary (AESLP) and American Express Euro Funding Limited Partnership (AEELP) are wholly-owned subsidiaries of Credco.

Principles of Consolidation

The Consolidated Financial Statements of Credco are prepared in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany transactions are eliminated.

Credco consolidates all non-variable interest entities in which Credco holds a greater than 50 percent voting interest. Entities in which Credco’s voting interest exceeds 20 percent but is less than 50 percent are accounted for under the equity method. All other investments are accounted for under the cost method unless Credco determines that it exercises significant influence over an entity by means other than voting rights, in which case the entity is accounted for under the equity method.

Credco also consolidates all Variable Interest Entities (VIEs) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)). The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity. In general, FIN 46(R) requires an enterprise to consolidate a VIE when it has a variable interest and it is deemed to be the primary beneficiary (meaning that it will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual return).

Certain reclassifications of prior period amounts have been made to conform to the current presentation of the Consolidated Financial Statements.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholder’s equity. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to non-functional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported net in other revenue or other expense, depending on the nature of the activity, in Credco’s Consolidated Statements of Income. Net foreign currency transaction gains (losses) were immaterial for the years ended 2006, 2005 and 2004.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses and investment securities valuation. These accounting estimates reflect the best judgment of management, but actual results could differ.

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

Interest Income from Investments

Interest income for Credco’s performing fixed-income securities is accrued as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that the related security recognizes a constant rate of return on the outstanding balance throughout its term.

Cash and Cash Equivalents

Credco has defined cash equivalents to include time deposits and other highly liquid investments with original maturities of 90 days or less.

Investment Securities

Investment securities include debt and equity securities classified as Available-for-Sale investment securities that are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provisions (benefits). Gains and losses are recognized in the Consolidated Statements of Income in other revenue upon disposition of the securities. Gains and losses on these investments are recognized using the specific identification method on a trade date basis. Realized losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration and size of that gap and management’s judgment about the issuer’s current and prospective financial condition. Credco uses quoted market prices to determine fair value. If quoted market prices are not available, Credco estimates fair value using prices of similar assets or the present value of estimated expected future cash flows when similar assets do not exist.

Reserves for Losses – Cardmember Receivables and Loans

Cardmember receivables represent amounts due from American Express charge card customers and are recorded at the time a cardmember enters into a point-of-sale transaction at a service establishment. Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses and typically include principal and any related accrued fees. Cardmember loans represent amounts due from customers of American Express’ lending products, and are recorded at the time a cardmember point-of-sale transaction is captured. These loans are presented on the Consolidated Balance Sheets net of reserves for cardmember losses and include accrued interest receivable and fees as of the balance sheet date. Additionally, cardmember loans include balances with extended payment terms on certain charge card products, such as Sign & Travel® and Extended Payment Option. Credco’s policy is to cease accruing for interest receivable once a cardmember loan is greater than 180 days past due. Accruals that cease generally are not resumed.

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s estimate of losses inherent in Credco’s outstanding portfolio of receivables and loans. Management’s evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period (loan balances are written off when 180 days past due) and average bankruptcy and recovery rates. Management considers whether to adjust the analytic models based on other factors, such as the level of coverage of past-due accounts, as well as leading economic and market indicators, such as the unemployment rate, the consumer confidence index, the purchasing manager’s index, bankruptcy filings and the legal and regulatory environment.

Receivables and loans are written-off when management deems amounts to be uncollectible, which is generally determined by the numbers of days past due. In general, receivables in bankruptcy and deceased accounts are written-off upon notification, or when 180 days past due for lending products and 360 days past due for charge card products. For all other accounts, write-off policy is based upon the delinquency and product. Given both the size and the volatility of write-offs, management continually monitors evolving trends and adjusts its business strategy accordingly. To the extent historical credit experience is not indicative of future performance actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable.

Derivative Financial Instruments and Hedging Activities

All derivatives are recognized at fair value as either assets or liabilities on Credco’s Consolidated Balance Sheets. The fair value of Credco’s derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. Credco reports its derivative assets and liabilities in other assets and other liabilities, respectively, on a net by counterparty basis where management believes it has the legal right of offset under enforceable netting arrangements. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any, as discussed below.

Cash flow hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability or a forecasted transaction. For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transactions impact earnings. The amount that is reclassified into earnings is presented in the Consolidated Statement of Income with the hedged instrument or transaction impact, generally, in interest expense. Any ineffective portion of the gain or loss, as determined by the accounting requirements, is reported as a component of other revenue. If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized into earnings immediately.

Fair value hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or liability, or an identified portion thereof that is attributable to a particular risk. For derivative financial instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recorded in earnings as a component of other revenue. If a fair value hedge is de-designated or terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings to match the earnings pattern of the hedged item.

Net investment hedges in foreign operations

A net investment hedge in foreign operations is a derivative used to hedge future changes in currency exposure of a net investment in a foreign operation. For derivative financial instruments that qualify as net investment hedges in foreign operations, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other revenue during the period of change.

Non-designated derivatives

For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are reported in current period earnings generally as a component of other revenue, other operating expenses or interest expense, depending on the type of derivative instrument and the nature of the transaction.

Derivative financial instruments that qualify for hedge accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such when Credco enters into the contract. For all derivative financial instruments that are designated for hedging activities, Credco formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. Credco formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. These assessments usually are made through the application of statistical measures. Credco only applies the “short cut” method of hedge accounting in very limited cases when this method’s requirements are strictly met. Beginning in 2006, Credco discontinued using the “short cut” method on any new transactions. In accordance with its risk management policies, Credco generally structures its hedges with very similar terms to the hedged items. Therefore, when applying the accounting requirements, Credco generally recognizes insignificant amounts of ineffectiveness through earnings. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Recently Issued Accounting Standards

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of the FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), requires the funded status of pension and other postretirement plans to be recorded on the balance sheet as of December 31, 2006 with a corresponding offset, net of tax effects, recorded in accumulated other comprehensive income (loss) within shareholder’s equity. Effective for years ending after December 15, 2008, the measurement date for the benefit obligation and plan assets is required to align with a company’s fiscal year end.

Credco participates in a multi-employer plan and recognizes the cost of pension expense based on contributions into the plan.

As Credco participates in a multi-employer plan, the adoption of the provisions included in SFAS No. 158 did not have a material impact on Credco’s Consolidated Financial Statements.

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

The FASB has recently issued the following accounting standards, which are effective after December 31, 2006. Credco is currently evaluating the impact of these recently issued accounting standards on Credco’s Consolidated Financial Statements:

•

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), is an interpretation that clarifies the accounting for tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of benefits associated with tax positions taken or expected to be taken in a tax return. For any amount of those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit recognized is based on the Company’s assertion of the most likely outcome resulting from an examination. FIN 48 is applicable to all tax positions as of January 1, 2007. The initial effect of adoption will be reflected in first quarter 2007 as a cumulative effect adjustment to income taxes payable (in other liabilities) and retained earnings. Credco expects that the cumulative effect of the adoption of FIN 48 will result in an immaterial reduction to total shareholder’s equity. Subsequent to the adoption of FIN 48, all increases and decreases in Credco’s estimated recognizable tax benefits will be recorded as a benefit/provision for income taxes.

•

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), establishes a framework for measuring fair value and applies broadly to financial and non-financial assets and liabilities measured at fair value under existing authoritative accounting pronouncements. SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial instruments without active markets, and for non-financial assets and liabilities. SFAS No. 157 also expands disclosure requirements regarding methods used to measure fair value and the effects on earnings. SFAS No. 157 is effective as of the first quarter of 2008.

•

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statements No. 115” (SFAS No. 159), provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the first quarter of 2008.

Note 2 Investment Securities

The following is a summary of investment securities classified as Available-for-Sale at December 31:

	2006				2005

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

American Express Credit Account Master Trust Class C Notes	$—	$—	$—	$—	$19	$—	$—	$19

U.S. Treasury and government agency securities	2,294	7	(2)	2,299	3,001	—	(24)	2,977

U.S. Treasury and government agency securities – restricted (a)	714	2	—	716	—	—	—	—

Total	$3,008	$9	$(2)	$3,015	$3,020	$—	$(24)	$2,996

(a)

U.S. Treasury and government agency securities - restricted at December 31, 2006, represented $716 million of securities loaned out on an overnight basis to financial institutions under the securities lending program described on page F-15. At December 31, 2005, there were no securities loaned out.

The following tables provide information about Available-for-Sale investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005:

As of December 31, 2006 (Millions)	Less than 12 months		12 months or more		Total

Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury and government agency securities	$1,006	$(2)	$—	$—	$1,006	$(2)

Total	$1,006	$(2)	$—	$—	$1,006	$(2)

During 2006 U.S. Treasury and government agency securities - restricted were in an insignificant continuous unrealized loss position of less than twelve months.

As of December 31, 2005 (Millions)	Less than 12 months		12 months or more		Total

Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury and government agency securities	$397	$—	$2,183	$(24)	$2,580	$(24)

Total	$397	$—	$2,183	$(24)	$2,580	$(24)

Credco reviews and evaluates investment securities on a quarterly basis to identify investment securities that have indications of possible other-than-temporary impairments. Accordingly, Credco considers the extent to which amortized cost exceeds fair value and the duration and size of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost.

The following table summarizes the unrealized losses of temporary impairments by ratio of fair value to amortized cost as of December 31, 2006:

(Millions, except number of securities)	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses

95%–100%	3	$1,006	$(2)	—	$—	$—	3	$1,006	$(2)

Total	3	$1,006	$(2)	—	$—	$—	3	$1,006	$(2)

Credco has the ability and the intent to hold these securities for a time sufficient to recover the unrealized losses and expects that contractual principal and interest will be received on these securities.

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes two components: (i) holding gains (losses), which are unrealized gains (losses) that arose from changes in market value of securities that were held during the period; and (ii) reclassification for realized (gains) losses, which are gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities.

The following table presents the components of the change in other comprehensive income (loss) for the years ended December 31:

(Millions, net of tax)	2006	2005	2004

Unrealized gains (losses)	$5	$(16)	$(25)
Reclassification for realized losses (gains)	16	25	(11)

Net unrealized securities gains (losses) in other comprehensive income (loss)	$21	$9	$(36)

The following is a distribution of Available-for-Sale investment securities by maturity as of December 31, 2006:

(Millions)	Cost	Fair Value

Due after 1 year through 5 years	$3,008	$3,015

Total	$3,008	$3,015

The table below includes purchases, sales and maturities of investments classified as Available-for-Sale for the years ended December 31:

(Millions)	2006	2005

Purchases	$3,012	$792
Sales	$—	$—
Maturities	$3,019	$979

During 2006, $19 million of Class C Notes and $3.0 billion of U.S. Treasury securities matured, respectively.

In conjunction with its liquidity investment portfolio, Credco entered into securities lending agreements in June 2006 with other financial institutions. Under these agreements, certain investment securities are loaned on an overnight basis to financial institutions and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by Credco can be in the form of cash or marketable U.S. Treasury or government agency securities. Credco may only retain or sell these securities in the event of a borrower default. Credco’s loaned investment securities are considered restricted and pledged assets and, therefore, have been reclassified as investment securities restricted on the Consolidated Balance Sheet. The marketable securities received as collateral are not recorded in its Consolidated Balance Sheet, as Credco is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as interest income from investments. At December 31, 2006, approximately $716 million of investment securities were loaned under these agreements.

Note 3 Cardmember Receivables and Loans

At December 31, 2006 and 2005, Credco owned $27.6 billion and $24.4 billion, respectively, of cardmember receivables and participation interests in cardmember receivables. For the years ended December 31, 2006 and 2005, Credco purchased $279.9 billion and $258.7 billion, respectively, of cardmember receivables.

Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by CRC from American Express Receivables Financing Corporation V LLC (RFC V). During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS and its subsidiaries. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V. RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests held by AEIT from RFC V. Prior to May 2005, CRC purchased participation interests without recourse from American Express Receivables Financing Corporation (RFC). These participation interests represented undivided interests in cardmember receivables transferred to American Express Master Trust (AEMT) by TRS, which together with its subsidiaries originated the receivables. AEMT was a non-qualifying special purpose entity that was consolidated by TRS. AEMT was dissolved during the third quarter of 2005. At December 31, 2006 and 2005, CRC owned approximately $8.2 billion and $8.6 billion, respectively, of participation interests purchased from RFC V.

At December 31, 2006 and 2005, Credco owned cardmember loans totaling $0.3 billion and $0.6 billion, respectively, including certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. customers. For the years ended December 31, 2006 and 2005, Credco purchased $1.1 billion and $1.2 billion, respectively, of cardmember loans. At December 31, 2006, CRC did not own any participation interests in cardmember loans.

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2006	2005	2004

Reserve for losses:
Balance at beginning of year	$686	$610	$737
Additions:
Provision for losses charged to income (1)	747	834	815
Other credits (2)	11	552	53
Deductions:
Accounts written-off	690	772	841
Other charges (3)	5	538	154

Balance at end of year	$749	$686	$610

Reserve for losses as a percentage of gross cardmember receivables and loans owned at year-end	2.66%	2.73%	2.70%

(1)	Does not include recoveries on accounts previously written-off of $158 million, $172 million and $187 million in 2006, 2005 and 2004, respectively.

(2)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and loans and participation interests sold to affiliates.

At December 31, 2006 and 2005, Credco had loans to affiliates outstanding of $9.7 billion and $8.3 billion. Such amounts represent intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $9.7 billion outstanding as of December 31, 2006, $6.9 billion is collateralized by third party assets owned by American Express or TRS and its subsidiaries. Loss reserves related to these amounts are established on a specific identification basis. See Note 9 for further discussion regarding loans to affiliates.

Note 4 Short-Term Debt

Credco’s short-term debt outstanding, defined as debt with original maturities of less than one year, at December 31, was as follows:

(Millions)	2006					2005

	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps

Commercial paper	$5,782	$—	5.23%	—	—	$7,742	$—	4.19%	—	—
Other notes payable	101	—	5.18%	—	—	197	—	4.40%	—	—

Total	$5,883	$—	5.23%			$7,939	$—	4.20%

(a) For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2006 and 2005. These rates are not an indication of future interest rates.

As of December 31, 2006, there were no derivative financial instruments outstanding designated as hedges of the outstanding commercial paper. Credco has designated the interest rate risk associated with cash flows of future commercial paper issuances as part of its ongoing hedging program. The notional amount as of December 31, 2006, of such designated derivative financial instruments was $1.0 billion, reflecting the hedge of future cash flows of anticipated issuances in 2007 through 2008. See Note 7 for additional discussion of Credco’s cash flow hedging strategies.

At December 31, 2006 and 2005, short-term debt with affiliates was $9.6 billion and $8.0 billion, respectively.

Credco has various facilities available to obtain short-term funding, including the issuance of commercial paper and agreements with banks. At December 31, 2006, there were no short-term borrowings under uncommitted lines of credit. At December 31, 2005, Credco, through AEOCC, had short-term borrowings under uncommitted lines of credit totaling $41 million. Unused lines of credit available to support commercial paper borrowings were approximately $8.1 billion and $9.3 billion at December 31, 2006 and 2005, respectively. Credco pays fees to the financial institutions that provide these credit line facilities.

Credco paid $615 million, $494 million and $480 million of interest on short-term debt obligations in 2006, 2005 and 2004, respectively.

Note 5 Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, at December 31 was as follows:

(Millions)	2006					2005

	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps	Outstanding Balance	Notional Amount of Swaps	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)	Maturity of Swaps

Fixed and Floating Rate Senior and Medium-Term Notes due 2007-2017 (b)	$19,037	$4,161	5.10%	5.10%	2008 -2015	$13,600	$6,350	4.48%	2.99%	2006-2015
Borrowings under Bank Credit Facilities due 2009	2,753	916	6.69%	6.49%	2007-2010	3,329	2,023	5.25%	5.52%	2006-2010

Total	$21,790	$5,077	5.30%			$16,929	$8,373	4.64%

(a)	For floating rate debt issuances, the stated and effective interest rates were based on the respective rates at December 31, 2006 and 2005. These rates are not indicative of future interest rates.

(b)	These balances include $2 billion and $1 billion notes which are subject to extension by the holders through March 5, 2008 and June 20, 2011, respectively.

The above table includes the current portion of long-term debt of $3.4 billion and $2.3 billion at December 31, 2006 and 2005, respectively. Aggregate annual maturities of long-term debt are as follows (billions): 2007, $3.4; 2008, $7.3; 2009, $7.2; 2010, $2.0; 2011, $1.5 and thereafter, $0.4.

As of December 31, 2006, in addition to the hedges of existing long-term debt, Credco has designated the interest rate risk associated with cash flows related to future long-term debt issuances as part of its hedging program. The notional amount of such designated derivative financial instruments was $40 million, reflecting the hedge of future cash flows of anticipated issuances in 2008 through 2010. See Note 7 for additional discussion of Credco’s cash flow hedging strategies.

Credco paid interest on long-term debt obligations of $930 million, $603 million and $319 million in 2006, 2005 and 2004, respectively.

Other financial institutions have committed to extend lines of credit to Credco of $10.8 billion and $12.6 billion at December 31, 2006 and 2005, respectively. Of these amounts, $8.1 billion and $9.3 billion remained available for use as of December 31, 2006 and 2005, respectively.

Note 6 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 7 Derivatives and Hedging Activities

Credco uses derivative financial instruments to manage exposure to various market risks. The value of derivative instruments is derived from an underlying variable or multiple variables, including commodity, equity, foreign exchange and interest rate indices or prices. Credco does not engage in any trading activities. Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate that risk, Credco’s counterparties are all required to be pre-approved and rated as investment grade or higher. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

The following table summarizes the total fair value, excluding accruals, of derivative product assets and liabilities at December 31:

(Millions)	2006		2005

	Assets	Liabilities	Assets	Liabilities

Cash flow hedges	$26.9	$11.1	$91.2	$2.2
Fair value hedges	—	3.8	4.3	—
Derivatives not designated as hedges	1.5	14.0	15.1	5.3

Total fair value, excluding accruals	$28.4	$28.9	$110.6	$7.5

The following table summarizes the income effects of derivatives for the years ended December 31:

(Millions)	2006	2005	2004

Cash flow hedges (a):
Ineffective net (losses) gains	$(0.7)	$0.8	$0.7
Gains on forecasted transactions no longer probable to occur	$—	$—	$16
Reclassification of realized gains (losses) from other comprehensive income (loss), net of tax of $37, $(4), and $(76), respectively	$69	$(8)	$(142)

(a)	There were no (losses) gains due to exclusion from the assessment of hedge effectiveness for 2006, 2005 and 2004.

For fair value hedges, there were no gains or losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness and no hedge ineffectiveness was recognized for the years ended December 31, 2006, 2005 and 2004.

The following table summarizes the net change in accumulated other comprehensive income (loss) of derivatives for the years ended December 31:

(Millions)	2006	2005	2004

Cash flow hedges:
Unrealized gains, net of tax of $12, $32 and $14, respectively	$22	$60	$26
Reclassification for realized (gains) losses, net of tax of $(37), $4 and $76, respectively	(69)	8	142

Net change in accumulated other comprehensive income (loss)	$(47)	$68	$168

Net investment hedges:
Net losses related to hedges in cumulative translation adjustment	$(15)	$—	$—

Net change in accumulated other comprehensive income (loss)	$(15)	$—	$—

Cash Flow Hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability or a forecasted transaction. Credco uses interest rate products (primarily interest rate swaps) to manage funding costs and interest rate risk. These swaps are used to achieve a targeted mix of fixed and floating rate funding, as well as to protect Credco from interest rate risk by hedging existing long-term debt, the rollover of short-term borrowings primarily commercial paper, and the anticipated forecasted issuance of additional funding. See Notes 4 and 5 for additional discussion of the cash flow hedging strategies related to short- and long-term debt.

As of December 31, 2006 and 2005, net unrealized derivatives gains, net of tax, reflected in accumulated other comprehensive income were $10 million and $57 million, respectively.

At December 31, 2006, Credo expects to reclassify $10 million of net pretax gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months. In the event that cash flow hedge accounting is no longer applied (i.e. Credco de-designates a derivative as hedge, a hedge is no longer considered to be highly effective, or the forecasted transaction being hedged is no longer probable of occurring), the reclassification from accumulated other comprehensive income (loss) into earnings may be accelerated and all future market value fluctuations of the derivative will be reflected in earnings.

Currently, the longest period of time over which Credco is hedging exposure to variability in future cash flows is approximately four years, which is related to long-term debt.

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with fixed-rate debt and, from time to time, uses interest rate swaps to convert certain fixed-rate debt to floating-rate.

Net Investment Hedges

A net investment hedge in a foreign operation is a derivative used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco designates foreign currency derivatives, primarily forward agreements, as hedges of net investments in certain foreign operations. These derivatives reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries.

Derivatives not Designated as Hedges

Credco has economic hedges that either do not qualify or are not designated for hedge accounting treatment. Foreign currency transactions and non-U.S. dollar cash flow exposures are economically hedged, where practical, through foreign currency contracts, primarily forward contracts, foreign currency options and cross-currency swaps, and generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The following table provides the total fair value, excluding accruals, of these derivative products assets and liabilities as of December 31:

(Millions)	2006		2005

	Assets	Liabilities	Assets	Liabilities

Foreign currency transactions	$1.5	$10.1	$5.5	$2.1
Interest rate swaps	—	3.9	9.6	3.2

Total fair value, excluding accruals	$1.5	$14.0	$15.1	$5.3

Note 8 Variable Interest Entities

During the second quarter of 2004, Credco established a variable interest entity (American Express Canada Credit Corporation) used primarily to loan funds to affiliates, which are funded by third party borrowings. Credco is considered the primary beneficiary of the entity and, therefore, consolidates the entity. Total assets as of December 31, 2006 and 2005 were $2.2 billion and $1.8 billion, respectively. Total liabilities as of December 31, 2006 and 2005 were $2.0 billion and $1.7 billion, respectively. Credco has no significant interest in a VIE for which it is not considered the primary beneficiary.

Note 9 Transactions with Affiliates

In 2006, 2005 and 2004, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $281.0 billion, $259.9 billion and $240.1 billion, respectively. The agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2005, CRC held American Express Credit Account Master Trust Class C Notes with a fair value of $19 million. During 2006, the remaining Class C Notes matured.

At December 31, 2006 and 2005, CRC owned approximately $8.2 billion and $8.6 billion, respectively, of participation interests purchased from RFC V, representing approximately 29 percent and 34 percent of Credco’s total cardmember receivables and loans, respectively. At December 31, 2006 and 2005, there was no participation interest in cardmember loans owned by CRC.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows:

December 31, (Millions)	2006	2005	2004

Cash and cash equivalents	$5	$7	$8
Maximum month-end level of cash and cash equivalents during the year	145	10	11
Loans with affiliates	9,691	8,254	7,039
Maximum month-end level of loans with affiliates during the year	9,691	8,254	7,039
Short-term debt with affiliates	9,586	8,043	5,465
Maximum month-end level of borrowings during the year	9,719	8,145	8,170
Interest income	523	396	119
Other income	6	6	4
Interest expense	333	198	105
Service fees	93	2	25

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $9.7 billion outstanding as of December 31, 2006, $6.9 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries.

Components of loans with affiliates at December 31 were as follows:

(Millions)	2006	2005

TRS Parent	$531	$750
TRS Subsidiaries:
American Express Services Europe Limited	3,360	2,799
American Express Australia Limited	3,529	2,489
Amex Bank of Canada	2,166	1,797
American Express International, Inc.	105	419

Total	$9,691	$8,254

On February 9, 2007, the loan with TRS Parent of $531 million was repaid.

The above transactions were based on negotiated pricing between Credco and its related parties and this pricing is intended to approximate market terms, even though comparable market pricing for unrelated parties may not be readily available in all circumstances.

Note 10 Fair Values of Financial Instruments

The following table discloses fair value information of Credco’s financial assets and liabilities as of December 31:

(Billions)	2006		2005

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Assets for which carrying values equal or approximate fair value	$31	$31	$29	$29
Loans with affiliates	$10	$10	$8	$8
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$16	$16	$17	$17
Long-term debt	$22	$22	$17	$17

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2006 and 2005 and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco, therefore, cannot be estimated by aggregating the amounts presented. The following methods were used to determine fair values. Financial assets and liabilities for which carrying values equal or approximate fair values include cash and cash equivalents, cardmember receivables, cardmember loans, loans with affiliates, short-term debt and floating rate long-term debt, the carrying value approximates fair value because these are short-term in duration, variable rate in nature or recorded at fair value on the Consolidated Balance Sheets. Generally, investment securities are carried at fair value on the Consolidated Balance Sheets and gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value is other-than-temporary. Derivative financial instruments are also carried at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets based upon the nature of the derivative. For floating rate long-term debt that reprices within one year, fair value approximates carrying value. For other long-term debt fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowing.

Note 11 Significant Credit Concentrations

Credit concentrations arise when customers operate in similar industries, economic sectors or geographic regions. Credco’s customers operate in diverse industries, economic sectors and geographic regions. Therefore, management does not expect any material adverse consequences to Credco’s financial position, results of operations or cash flows to result from these types of credit concentrations.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination vary by jurisdiction. The examination currently being conducted by the IRS covers 1997-2004. Due to the inherent complexities of the business and given Credco is subject to taxation in a substantial number of jurisdictions, Credco is required to make certain judgments and estimates. Credco routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions, and has established tax reserves that Credco believes to be adequate. Once established, reserves are adjusted if more accurate information is available, or a change in circumstance or an event occurs necessitating a change to the reserves.

The components of income tax provision included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2006	2005	2004

Current income tax provision:
U.S. federal	$94	$34	$39
Non-U.S.	7	19	6

Total current provision	101	53	45

Deferred income tax (benefit) provision:
U.S. federal	(6)	(3)	30

Total deferred (benefit) provision	(6)	(3)	30

Total income tax provision	$95	$50	$75

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s effective income tax rate for 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Combined tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Non-U.S. income taxes at rates other than U.S. statutory rate	(21.8)	(24.2)	(10.7)

Effective tax rates	13.2%	10.8%	24.3%

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $889 million at December 31, 2006, are intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $300 million, have not been provided on those earnings.

Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes.

The significant components of deferred tax assets and liabilities at December 31 are reflected in the following table:

(Millions)	2006	2005

Deferred tax assets:
Reserves not yet deducted for tax purposes	$241	$236
Net unrealized securities losses	—	8
Net unrealized pension and other postretirement benefit costs	1	—

Total deferred tax assets	242	244

Deferred tax liabilities:
Net unrealized derivative gains	5	31
Net unrealized securities gains	3	—
Other	8	8

Total deferred tax liabilities	16	39

Net deferred tax assets	$226	$205

In 2006 and 2005, due to affiliates included current federal taxes payable to TRS of $24 million and $54 million, respectively.

Income taxes paid by Credco during 2006, including taxes paid to TRS, was $139 million. Income taxes refunded to Credco during 2005, including taxes refunded by TRS, was $12 million. Income taxes paid by Credco during 2004, including taxes paid to TRS, was $79 million. These amounts include estimated tax payments and cash settlements relating to prior tax years.

Comprehensive income in the Consolidated Statements of Shareholder’s Equity is presented net of the following income tax (benefit) provision amounts:

(Millions)	2006	2005	2004

Net unrealized securities gains (losses)	$11	$5	$(19)
Net unrealized derivative (losses) gains	(26)	37	90
Net unrealized pension and other postretirement benefit costs	1	—	—

Income tax (benefit) provision	$(14)	$42	$71

Note 13 Geographic Segments

Credco is principally engaged in the business of purchasing and financing cardmember receivables and loans arising from the use of the American Express card in the United States and foreign locations. The following presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2006	2005	2004

Revenues
United States	$2,140	$1,561	$1,196
International	877	715	636

Consolidated	3,017	2,276	1,832

Pretax income
United States	607	353	223
International	110	112	86

Consolidated	$717	$465	$309

Note 14 Quarterly Financial Data (Unaudited)

	2006				2005

Quarters Ended, (Millions)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Revenues	$866	$818	$689	$644	$659	$547	$575	$495
Pretax income	193	181	199	144	119	103	139	104
Net income	169	160	167	126	124	92	104	95

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 1, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Medium-Term Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Medium-Term Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(k) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Medium-Term Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Medium-Term Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4 (w) to Registrant's Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Medium-Term Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Electronically filed herewith.

4(w)

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