Form 10-Q
period 2007-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2007-05-11
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ___              Accelerated filer___              Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___     No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common Stock (par value $.10 per share)	1,054,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Statements of Income and Retained
		Earnings – Three months ended March 31, 2007 and
		2006	3

		Consolidated Balance Sheets –
		March 31, 2007 and December 31, 2006	4

		Consolidated Statements of Cash Flows –
		Three months ended March 31, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results
		of Operation	8

	Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	15

		Signatures	16

		Exhibit Index	E-1

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues

Discount revenue earned from purchased cardmember receivables
and loans	$662	$462
Interest income from affiliates	148	116
Interest income from investments	67	49
Finance charge revenue	12	13
Other	4	4
Total revenues	893	644

Expenses

Provision for losses, net of recoveries (1)	160	142
Interest expense	379	280
Interest expense to affiliates	113	75
Service fees to affiliates	45	-
Other	1	3
Total expenses	698	500

Pretax income	195	144
Income tax provision	23	18
Net income	172	126
Dividends	(150)	-
Adoption of FIN 48	(15)	-
Retained earnings at beginning of period	3,202	3,080

Retained earnings at end of period	$3,209	$3,206
See Notes to Consolidated Financial Statements.

(1)	Provision for losses are shown net of recoveries of $46 million and $50 million for the three months ended March 31, 2007 and 2006, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets

Cash and cash equivalents	$2,214	$737
Investment securities	2,257	2,299
Investment securities restricted	759	716
Cardmember receivables, less reserves:
2007, $738; 2006, $739	24,749	26,854
Cardmember loans, less reserves:
2007, $10; 2006, $10	354	346
Loans with affiliates	9,602	9,691
Deferred charges and other assets	360	316
Due from affiliates	-	7
Total assets	$40,295	$40,966

Liabilities and Shareholder’s Equity

Short-term debt	$5,710	$5,883
Short-term debt with affiliates	7,788	9,586
Long-term debt	22,472	21,790
Total debt	35,970	37,259
Due to affiliates	474	-
Accrued interest and other liabilities	413	285
Total liabilities	36,857	37,544

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares;
issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,209	3,202
Accumulated other comprehensive income (loss):
Net unrealized securities gains, net of tax	6	5
Net unrealized derivatives gains, net of tax	6	10
Foreign currency translation adjustments	57	45
Other	(2)	(2)
Total accumulated other comprehensive income	67	58
Total shareholder’s equity	3,438	3,422
Total liabilities and shareholder’s equity	$40,295	$40,966
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$172	$126
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses	206	192
Amortization and other	2	(1)
Deferred tax provision	(14)	(7)
Changes in operating assets and liabilities:
Due to affiliates	(4)	32
Other operating assets and liabilities	83	479
Net cash provided by operating activities	445	821
Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	1,892	859
Purchase of investments	-	(1,208)
Maturities of investments	-	1,219
Net decrease (increase) in loans with affiliates	178	(146)
Net increase (decrease) in due to affiliates	486	(555)
Net cash provided by investing activities	2,556	169
Cash Flows from Financing Activities
Net decrease in short-term debt with affiliates with maturities
of ninety days or less	(1,798)	(961)
Net increase (decrease) in short-term debt with maturities of
ninety days or less	176	(1,919)
Issuance of debt	1,881	3,003
Redemption of debt	(1,630)	(1,550)
Dividends paid	(150)	-
Net cash used in financing activities	(1,521)	(1,427)
Effect of exchange rate changes on cash and cash equivalents	(3)	-
Net increase (decrease) in cash and cash equivalents	1,477	(437)
Cash and cash equivalents at beginning of period	737	1,051
Cash and cash equivalents at end of period	$2,214	$614
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation, including its subsidiaries where appropriate (Credco), for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation of the Consolidated Balance Sheets and Consolidated Cash Flows, including disclosures related to long-term debt and net cardmember receivables and loans. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited, together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc., together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC), American Express Canada Finance Limited (AECFL), American Express Capital Australia (AECA), American Express Sterling Funding Limited Partnership (AESLP), together with its subsidiary and American Express Euro Funding Limited Partnership (AEELP), American Express Credit Mexico LLC, together with its subsidiaries are wholly-owned subsidiaries of Credco.

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

Recently Issued Accounting Standards

Credco adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. Refer to Note 4 for discussion of the adoption of FIN 48.

2.   Investment Securities

The following is a summary of investment securities at March 31, 2007 and December 31, 2006:

Available-for-Sale	2007				2006

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government
agency securities	$2,250	$8	$(1)	$2,257	$2,294	$7	$(2)	$2,299
U.S. Treasury and government
agency securities - restricted	756	3	-	759	714	2	-	716
Total	$3,006	$11	$(1)	$3,016	$3,008	$9	$(2)	$3,015

During the three months ended March 31, 2007, there were no purchases or maturities of U.S. Treasury and government agency securities. All of Credco’s investment securities are Available-for-Sale. There were no realized gains or losses for the three months ended March 31, 2007.

In conjunction with its liquidity investment portfolio, Credco entered into securities lending agreements in June 2006 with other financial institutions. Under these agreements, certain investment securities are loaned on an overnight basis to financial institutions, and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by Credco can be in the form of cash or marketable U.S. Treasury or government agency securities. Credco may only retain or sell these securities in the event of a borrower default. Credco’s loaned investment securities are considered restricted and pledged assets and, therefore, have been reclassified as investment securities restricted on the Consolidated Balance Sheet. The marketable securities received as collateral are not recorded on its Consolidated Balance Sheet, as Credco is not permitted to sell or

AMERICAN EXPRESS CREDIT CORPORATION

repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as interest income from investments. At March 31, 2007, $759 million of investment securities were loaned under these agreements.

3.   Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months
(Millions)	Ended
	March 31,
	2007	2006
Net income	$172	$126
Other comprehensive income (loss):
Net unrealized securities gains, net of tax	1	3
Net unrealized derivatives (losses) gains, net of tax	(4)	6
Foreign currency translation adjustments	12	(6)
Total	$181	$129

4.   Income Taxes

Credco adopted FIN 48 as of January 1, 2007. The initial adoption of FIN 48 resulted in a charge of approximately $15 million to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, and including the impact of the initial adoption charge to retained earnings, Credco’s total gross benefits for tax positions that have not been recognized through the financial statements were approximately $44 million, exclusive of interest and penalties described below. Included in the $44 million are approximately $38 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period.

Credco’s continuing practice is to recognize interest and penalties relating to unrecognized tax benefits in the income tax provision, which therefore has an impact on the effective tax rate. As of January 1, 2007, Credco had $8 million ($5 million after-tax) accrued for the payment of interest and penalties.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination vary by jurisdiction. American Express is currently under examination by the IRS for the years 1997-2004.

Credco routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that Credco’s management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the reserves. It is reasonably possible that the unrecognized tax benefit will significantly increase or decrease within the next twelve months. Due to the inherent complexities and number of tax years currently under examination, it is not possible to quantify the impact such changes may have on the effective tax rate.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express. Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express’ cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel® and Extended Payment Option receivables and lines of credit and loans to American Express Bank Ltd. (AEB) customers, although cardmember loans are primarily funded by subsidiaries of TRS other than Credco. American Express cards and American Express credit cards are collectively referred to herein as the card.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues and Expenses

Credco’s consolidated net income rose 37 percent to $172 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The year-over-year increase was primarily due to the increase of discount revenue earned on purchased cardmember receivables and loans and the interest income, offset by the increase of interest expense to affiliates and others.

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased 43 percent or $200 million to $662 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The year-over-year increase was due to an increase in both volume of receivables purchased and discount rates. Volume of receivables and loans purchased for the three months ended March 31, 2007, was three percent higher than the same period a year ago; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of approximately 29 basis points compared to the three months ended March 31, 2006.

Interest Income from Affiliates

Interest income from affiliates increased 28 percent or $32 million to $148 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The year-over-year increase is primarily due to an increase in both the volume of loans with affiliates and the interest rates charged to affiliates. The average rate charged to affiliates during the three months ended March 31, 2007, was 16 basis points higher than the average rate charged to affiliates in the same three month period a year ago, primarily due to the floating rate interest-bearing borrowings with affiliates.

Interest Income from Investments

Interest income from investments increased 37 percent or $18 million to $67 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The year-over-year increase is due to a higher interest rate environment as well as the replacement of matured U.S. Treasury securities primarily with higher yielding government agency securities. The average interest rate on the total investment portfolio increased approximately 38 basis points for the three months ended March 31, 2007, as compared to the same three month period a year ago.

AMERICAN EXPRESS CREDIT CORPORATION

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries increased 13 percent or $18 million to $160 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The year-over-year increase reflects a higher loss rate offset by results from collection activities.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates increased 35 percent and 51 percent, respectively, for the three months ended March 31, 2007, as compared to the same period a year ago, due to an increase in both the levels of debt funding and higher effective cost of funds. The average interest rate on debt outstanding during the three months ended March 31, 2007, was 21 basis points higher than the same period a year ago. The average rate due to affiliates during the three months ended March 31, 2007, was 36 basis points higher than the same period a year ago, primarily due to the fact that a high proportion of the interest-bearing borrowings due to affiliates were at floating rate.

The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the three month period ended March 31, 2007, compared with the three month period ended March 31, 2006, (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$3
Discount rates	197
Total	$200

Finance charge revenue:
Volume of loans purchased	$(1)
Interest rates	-
Total	$(1)
Interest income from affiliates:
Average loans and deposits with affiliates	$17
Interest rates	15
Total	$32
Interest income from investments:
Average investments outstanding	$(2)
Interest rates	20
Total	$18

Provision for losses, net of recoveries:
Volume of receivables purchased	$4
Provision rates and volume of recoveries	14
Total	$18

Interest expense:
Average debt outstanding	$38
Interest rates	61
Total	$99

Interest expense with affiliates:
Average debt outstanding	$7
Interest rates	31
Total	$38

AMERICAN EXPRESS CREDIT CORPORATION

Income Taxes

Credco’s effective tax rate for the three months ended March 31, 2007 was 12 percent compared with 13 percent for the three month period ended March 31, 2006.

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased. Service fees to affiliates increased $45 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to additional service level agreements with affiliates.

Cardmember Receivables

At March 31, 2007 and December 31, 2006, Credco owned $25.5 billion and $27.6 billion, respectively, of cardmember receivables and participation interests in cardmember receivables, representing 99 percent of the total cardmember receivables and loans owned by Credco at March 31, 2007 and December 31, 2006.

Credco generally purchases, without recourse, cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements with TRS and certain of its subsidiaries that issue the card. During the three months ended March 31, 2007 and December 31, 2006, Credco purchased $67.6 billion and $72.3 billion of cardmember receivables, respectively.

Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), from American Express Receivables Financing Corporation V LLC (RFC V). During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS and its subsidiaries. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V. RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests without recourse held by AEIT from RFC V. At March 31, 2007 and December 31, 2006, CRC owned approximately $6.3 billion and $8.2 billion, respectively, of participation interests purchased from RFC V.

The following table summarizes selected information related to the cardmember receivables portfolio:

	March 31,	December 31,	March 31,
As of and for three months ended (Millions, except percentages)	2007	2006	2006
Total cardmember receivables	$25,487	$27,593	$23,524
90 days past due as a % of total	3.6%	3.3%	3.6%
Loss reserves	$738	$739	$703
as a % of receivables	2.9%	2.7%	3.0%
as a % of 90 days past due	80%	80%	84%
Write-offs, net of recoveries	$159	$151	$110
Net write-off rate (1)	0.24%	0.21%	0.17%
Average life of cardmember receivables (in days) (2)	35	33	31

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(2)	Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables decreased $2.1 billion from December 31, 2006, as a result of lower cardmember receivables purchased during this quarter compared to the quarter ended December 31, 2006 due to seasonality. The cardmember receivables purchased for the three months ended March 31, 2007, increased approximately two percent from the cardmember receivables purchased during the three months ended March 31, 2006, due to overall business growth.

AMERICAN EXPRESS CREDIT CORPORATION

Cardmember Loans

At March 31, 2007 and December 31, 2006, Credco owned cardmember loans totaling $0.4 billion and $0.3 billion, respectively, representing 1 percent of all interests in cardmember receivables and loans owned by Credco at March 31, 2007 and December 31, 2006. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables. During the three months ended March 31, 2007 and December 31, 2006, Credco purchased $377 million and $235 million of cardmember loans, respectively.

The following table summarizes selected information related to the cardmember loans portfolio:

As of and for three months ended (Millions, except	March 31,	December 31,	March 31,
percentages)	2007	2006	2006
Total cardmember loans	$364	$356	$445
Past due cardmember loans as a % of total:
30-89 days	6.4%	5.9%	5.2%
90+ days	2.2%	2.1%	1.8%
Loss reserves	$10	$10	$12
as a % of cardmember loans	2.7%	2.8%	2.8%
as a % of past due	31%	35%	40%
Write-offs, net of recoveries	$2	$2	$3
Net write-off rate (1)	2.64%	2.38%	2.27%
(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

Cardmember loans increased $8 million from December 31, 2006, primarily due to higher cardmember loans purchased, and decreased $81 million from March 31, 2006, due primarily to the sale of certain Hong Kong, New Zealand and United States loan portfolios.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

	March 31,	March 31,
Three months ended (Millions)	2007	2006
Balance, beginning of period	$749	$686
Provision for losses	206	192
Accounts written-off	(207)	(163)
Balance, end of period	$748	$715

AMERICAN EXPRESS CREDIT CORPORATION

Loans with Affiliates

Components of loans with affiliates were as follows:

(Millions)	March 31, 2007	December 31, 2006	March 31, 2006
TRS Parent	$-	$531	$750
TRS Subsidiaries:
American Express Australia Limited	3,550	3,529	2,526
American Express Services Europe Limited	3,414	3,360	2,876
Amex Bank of Canada	2,181	2,166	1,807
American Express Co. (Mexico) S.A. De C.V.	352	-	-
American Express International, Inc.	105	105	380
Total	$9,602	$9,691	$8,339

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $9.6 billion outstanding as of March 31, 2007, $7.0 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statement of Income. The average yield earned on loans with affiliates is approximately 6.2 percent and 5.8 percent for the period ended March 31, 2007 and December 31, 2006, respectively. Loss reserves are determined for each of these intercompany borrowing arrangements on a specific identification basis. As of March 31, 2007, no loss reserves have been recorded and no amount of loans is 30 days or greater past due.

Liquidity and Capital Resources

Financing Activities

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of medium- and long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the three months ended March 31, 2007, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. At March 31, 2007 and December 31, 2006, Credco had $5.5 billion and $5.8 billion of commercial paper outstanding, respectively. Average commercial paper outstanding was $7.2 billion and $6.5 billion for the three months ended March 31, 2007 and December 31, 2006, respectively. Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt, which consists of commercial paper and certain other short-term borrowings less cash and cash equivalents, was $3.5 billion at March 31, 2007. Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term debt was 301 percent at March 31, 2007.

Credco raises term funding primarily through the issuance of medium- and long-term debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At March 31, 2007 and December 31, 2006, Credco had an aggregate of $11.6 billion and $12.4 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional five years. Credco’s outstanding long-term debt at March 31, 2007 and December 31, 2006 was $10.9 billion and $9.4 billion, respectively.

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). During the second quarter of 2006, Credco filed a shelf registration statement with the SEC for an unspecified amount of debt securities to be issued from time to time. During the first quarter of 2007, Credco issued

AMERICAN EXPRESS CREDIT CORPORATION

$1.0 billion of floating medium-term notes. At March 31, 2007, Credco had $13.6 billion of debt securities outstanding, issued under SEC registration statements.

Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS, and American Express Bank Ltd., a wholly-owned subsidiary of American Express, have established a program for the issuance, outside the U.S., of debt instruments to be listed on the Luxembourg Stock Exchange. As of March 31, 2007, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10 billion. At March 31, 2007, $4.6 billion was outstanding under this program, of which $3.3 billion were issued by Credco.

American Express Canada Credit Corporation (AECCC), a wholly-owned subsidiary of Credco, had approximately $2.0 billion of total debt securities outstanding under the Canadian shelf registration program. At March 31, 2007, approximately $1.0 billion was available for issuance. All notes issued under this shelf registration are guaranteed by Credco. The financial results of AECCC are included in the consolidated financial results of Credco.

During the fourth quarter of 2006, Credco established a program for the issuance from time to time, in Australia, of up to approximately $4.8 billion. At March 31, 2007, approximately $4.4 billion was available for issuance under this program. On April 12, 2007, Credco issued approximately $165 million of fixed rate notes due in 2010 and approximately $206 million of floating rate notes due in 2010.

Credco paid cash dividends of $150 million to TRS during the three months ended March 31, 2007. Subsequently, on May 10, 2007, Credco paid a cash dividend of $150 million to TRS.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Liquidity Investment Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in short-term overnight, highly liquid securities.

Credco also maintains a term liquidity portfolio comprised of high credit quality, highly liquid securities. At March 31, 2007, Credco held $3.0 billion in U.S. Treasury and government agency securities in this portfolio. The invested amounts of the term liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program.

In conjunction with its liquidity portfolio, Credco entered into securities lending agreements in June 2006 with financial institutions to enhance investment income. At March 31, 2007, approximately $759 million of investment securities were loaned under these agreements.

Committed Bank Credit Facilities

At March 31, 2007, Credco could have borrowed a maximum amount of $10.9 billion (including amounts outstanding) under committed bank credit facilities, with a commensurate maximum $1.2 billion reduction in the amount available to American Express. These facilities expire as follows (billions): 2009, $3.4; 2010, $4.8; and 2011, $2.7. As of March 31, 2007, Credco had outstanding borrowings of $3.2 billion under these bank credit facilities related to the Australian credit facility.

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.40 for the three months ended March 31, 2007. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2007 was 2.62.

AMERICAN EXPRESS CREDIT CORPORATION

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
  fluctuations in foreign currency exchange rates;
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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	May 11, 2007	By	/s/ Christopher S. Forno
Christopher S. Forno
President and Chief Executive Officer

DATE:	May 11, 2007	By	/s/ Kevin M. Gould
Kevin M. Gould
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 12.1	Computation in Support of Ratio of	Electronically filed herewith.
Earnings to Fixed Charges of American
Express Credit Corporation.

Exhibit 12.2	Computation in Support of Ratio of	Electronically filed herewith.
Earnings to Fixed Charges of American Express
Company.

Exhibit 31.1	Certification of Christopher S. Forno, Chief	Electronically filed herewith.
Executive Officer, pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act
of 1934, as amended.

Exhibit 31.2	Certification of David L. Yowan, Chief	Electronically filed herewith.
Financial Officer, pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act
of 1934, as amended.

Exhibit 32.1	Certification of Christopher S. Forno, Chief	Electronically filed herewith.
Executive Officer, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of David L. Yowan, Chief	Electronically filed herewith.
Financial Officer, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

E-1