Form 10-Q
period 2007-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2007-08-14
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Common Stock (par value $.10 per share)	1,054,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income and Retained
		Earnings – Three and six months ended June 30, 2007
		and 2006	3

		Consolidated Balance Sheets –
		June 30, 2007 and December 31, 2006	4

		Consolidated Statements of Cash Flows –
		Six months ended June 30, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results
		of Operations	9

	Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	16

		Signatures	17

		Exhibit Index	E-1

AMERICAN EXPRESS CREDIT CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues

Discount revenue earned from purchased
cardmember receivables and loans	$691	$506	$1,353	$968
Interest income from affiliates	155	124	303	240
Interest income from investments	63	48	130	97
Finance charge revenue	13	11	25	24
Other	1	-	5	4
Total revenues	923	689	1,816	1,333

Expenses

Provision for losses, net of recoveries (1)	154	73	314	215
Interest expense	392	322	771	602
Interest expense to affiliates	102	72	215	147
Service fees to affiliates	47	23	92	23
Other	1	-	2	3
Total expenses	696	490	1,394	990

Pretax income	227	199	422	343
Income tax provision	26	32	49	50
Net income	201	167	373	293
Dividends	(150)	(100)	(300)	(100)
Adoption of FIN 48	-	-	(15)	-
Retained earnings at beginning of period	3,209	3,206	3,202	3,080

Retained earnings at end of period	$3,260	$3,273	$3,260	$3,273

See Notes to Consolidated Financial Statements.

(1)	Provision for losses are shown net of recoveries of $43 million and $37 million for the three months ended June 30, 2007 and 2006, respectively, and $89 million and $87 million for the six months ended June 30, 2007 and 2006, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets

Cash and cash equivalents	$1,922	$737
Investment securities	1,789	2,299
Investment securities restricted	1,211	716
Cardmember receivables, less reserves: 2007, $752; 2006, $739	26,827	26,854
Cardmember loans, less reserves: 2007, $9; 2006, $10	357	346
Loans with affiliates	10,178	9,691
Deferred charges and other assets	343	313
Due from affiliates	103	7
Total assets	$42,730	$40,963

Liabilities and Shareholder’s Equity

Short-term debt	$8,001	$5,883
Short-term debt with affiliates	7,941	9,586
Long-term debt	22,819	21,790
Total debt	38,761	37,259
Accrued interest and other liabilities	427	285
Total liabilities	39,188	37,544

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares;
issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,260	3,202
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities (losses) gains	(3)	5
Net unrealized derivatives gains	22	10
Foreign currency translation adjustments	101	42
Other	-	(2)
Total accumulated other comprehensive income	120	55
Total shareholder’s equity	3,542	3,419
Total liabilities and shareholder’s equity	$42,730	$40,963

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$373	$293
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses	403	302
Amortization and other	5	4
Deferred tax asset	(8)	(20)
Changes in operating assets and liabilities:
Due to affiliates	(14)	10
Other operating assets and liabilities	96	500
Net cash provided by operating activities	855	1,089
Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(395)	(1,470)
Purchase of investments	-	(2,003)
Maturities of investments	-	2,019
Net decrease (increase) in loans with affiliates	24	(328)
Net decrease in due to affiliates	(82)	(525)
Net cash used in investing activities	(453)	(2,307)
Cash Flows from Financing Activities
Net decrease in short-term debt with affiliates with maturities
of ninety days or less	(1,645)	(341)
Net increase (decrease) in short-term debt with maturities of
ninety days or less	2,203	(1,082)
Issuance of debt	3,559	8,100
Redemption of debt	(3,031)	(4,974)
Dividends paid	(300)	(100)
Net cash provided by financing activities	786	1,603
Effect of exchange rate changes on cash and cash equivalents	(3)	-
Net increase in cash and cash equivalents	1,185	385
Cash and cash equivalents at beginning of period	737	1,051
Cash and cash equivalents at end of period	$1,922	$1,436

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation including its subsidiaries (Credco), where appropriate for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation of the Consolidated Balance Sheets and Consolidated Cash Flows, including disclosures related to foreign currency translation adjustment and net cardmember receivables and loans. Significant accounting policies disclosed therein have not changed. Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express Overseas Credit Corporation Limited, together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc., together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC), American Express Canada Finance Limited (AECFL), American Express Capital Australia (AECA), American Express Sterling Funding Limited Partnership together with its subsidiary (AESLP), American Express Euro Funding Limited Partnership (AEELP) and American Express Credit Mexico LLC, together with its subsidiaries, are wholly-owned subsidiaries of Credco.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective beginning January 1, 2008. Credco is currently evaluating the impact of these accounting standards.

  Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), establishes a framework for measuring fair value and applies broadly to financial and non-financial assets and liabilities measured at fair value under existing authoritative accounting pronouncements. SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial instruments without active markets and for non-financial assets and liabilities. SFAS No. 157 also expands disclosure requirements regarding methods used to measure fair value and the effects on earnings.

  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS No. 159), provides companies with an option to report selected financial assets and liabilities at fair value.

  FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Credco does not expect FIN 39-1 to have a material impact on its Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), clarifies when income tax benefits from dividends paid on share-based payment awards should be recognized in equity or the income statement. Credco does not expect EITF 06-11 to have a material impact on its Consolidated Financial Statements.

2.  Investment Securities

The following is a summary of investment securities at June 30, 2007 and December 31, 2006:

Available-for-Sale	2007				2006

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government
agency securities	$1,789	$4	$(4)	$1,789	$2,294	$7	$(2)	$2,299
U.S. Treasury and government
agency securities - restricted	1,215	-	(4)	1,211	714	2	-	716
Total	$3,004	$4	$(8)	$3,000	$3,008	$9	$(2)	$3,015

During the six months ended June 30, 2007, there were no purchases or maturities of U.S. Treasury and government agency securities. All of Credco’s investment securities are Available-for-Sale. There were no realized gains or losses for the six months ended June 30, 2007.

In conjunction with its liquidity investment portfolio, Credco entered into securities lending agreements in June 2006 with other financial institutions. Under these agreements, certain investment securities are loaned on an overnight basis to financial institutions, and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by Credco can be in the form of cash or marketable U.S. Treasury or government agency securities. Credco may only retain or sell these securities in the event of a borrower default. Credco’s loaned investment securities are considered restricted and pledged assets and, therefore, have been reclassified as investment securities restricted on the Consolidated Balance Sheet. The marketable securities received as collateral are not recorded on its Consolidated Balance Sheet, as Credco is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as interest income from investments. At June 30, 2007, $1.2 billion of investment securities were loaned under these agreements.

3.  Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Six Months Ended
(Millions)	June 30,		June 30,
	2007	2006	2007	2006
Net income	$201	$167	$373	$293
Other comprehensive income (loss):
Net unrealized securities losses	(9)	(7)	(8)	(4)
Net unrealized derivatives gains	16	14	12	20
Foreign currency translation adjustments	47	19	59	13
Total	$255	$193	$436	$322

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Income Taxes

Credco adopted FASB Financial Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. The initial adoption of FIN 48 resulted in a charge of approximately $15 million to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, and including the impact of the initial adoption charge to retained earnings, Credco’s total gross benefits for tax positions that have not been recognized through the financial statements were approximately $44 million, exclusive of interest and penalties described below. Included in the $44 million are approximately $38 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. There have not been any significant changes in Credco’s unrecognized tax benefits as of June 30, 2007.

Credco’s continuing practice is to recognize interest and penalties relating to unrecognized tax benefits in the income tax provision, which therefore has an impact on the effective tax rate. As of January 1, 2007, Credco had $8 million ($5 million after-tax) accrued for the payment of interest and penalties. There have not been any significant changes in Credco’s accrual for the payment of interest and penalties as of June 30, 2007.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. American Express is currently under examination by the IRS for the years 1997- 2004.

Credco routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that Credco’s management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the liability. It is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to the inherent complexities and the number of tax years currently under examination, it is not possible to quantify the impact such changes may have on the effective tax rate.

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

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Credco’s consolidated net income rose 27 percent to $373 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The year-over-year increase was primarily due to the increase of discount revenue earned on purchased cardmember receivables and loans and the interest income on loans to affiliates and investments, offset by the increase of interest expense to affiliates and others and provision for losses, net of recoveries.

The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the six month period ended June 30, 2007, compared with the six month period ended June 30, 2006, (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$15
Discount rates	370
Total	$385
Interest income from affiliates:
Average loans and deposits with affiliates	$34
Interest rates	29
Total	$63
Interest income from investments:
Average investments outstanding	$-
Interest rates	33
Total	$33
Finance charge revenue:
Volume of loans purchased	$-
Interest rates	1
Total	$1
Provision for losses, net of recoveries:
Volume of receivables purchased	$8
Provision rates and volume of recoveries	91
Total	$99

AMERICAN EXPRESS CREDIT CORPORATION

Interest expense:
Average debt outstanding	$64
Interest rates	105
Total	$169
Interest expense with affiliates:
Average debt outstanding	$15
Interest rates	53
Total	$68

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased 40 percent or $385 million to $1.4 billion for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The year-over-year increase was primarily due to an increase in both discount rates and to a lesser extent volume of receivables purchased. Volume of receivables and loans purchased for the six months ended June 30, 2007, was three percent higher than the same period a year ago; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of approximately 26 basis points compared to the six months ended June 30, 2006.

Interest Income from Affiliates

Interest income from affiliates increased 26 percent or $63 million to $303 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The year-over-year increase is primarily due to an increase in both the volume of loans with affiliates and the interest rates charged to affiliates. The average rate charged to affiliates during the six months ended June 30, 2007, was 30 basis points higher than the average rate charged to affiliates in the same six month period a year ago, primarily due to the floating rate interest-bearing borrowings with affiliates.

Interest Income from Investments

Interest income from investments increased 34 percent or $33 million to $130 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The year-over-year increase is due to a higher interest rate environment as well as the replacement of matured U.S. Treasury securities in 2006 primarily with higher yielding government agency securities. The average interest rate on the total investment portfolio increased approximately 65 basis points for the six months ended June 30, 2007, as compared to the same six month period a year ago.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries increased 46 percent or $99 million to $314 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The year-over-year increase reflects a higher loss rate offset by results from collection activities. The loss rate which rose from the unusually low rates that followed the October 2005 change in the U.S. bankruptcy legislation.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates increased 28 percent and 46 percent, respectively, for the six months ended June 30, 2007, as compared to the same period a year ago, due to an increase in both the levels of debt funding and higher effective cost of funds. The average interest rate on debt outstanding during the six months ended June 30, 2007, was 36 basis points higher than the same period a year ago. The average rate due to affiliates during the six

AMERICAN EXPRESS CREDIT CORPORATION

months ended June 30, 2007, was 66 basis points higher than the same period a year ago, primarily due to the fact that a high proportion of the interest-bearing borrowings due to affiliates were at floating rate.

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased. Service fees to affiliates increased $69 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, due to an increase in volume of usage of the service level agreements with affiliates.

Income Taxes

Credco's effective tax rate for the six months ended June 30, 2007 was 12 percent compared with 15 percent for the six month period ended June 30, 2006.

Cardmember Receivables

At both June 30, 2007 and December 31, 2006, Credco owned $27.6 billion of cardmember receivables and participation interests in cardmember receivables.

Credco generally purchases, without recourse, cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements with TRS and certain of its subsidiaries that issue the card. During the six months ended June 30, 2007 and December 31, 2006, Credco purchased $141.7 billion and $141.9 billion of cardmember receivables, respectively.

Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), from American Express Receivables Corporation V LLC (RFC V). During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS and its subsidiaries. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V. RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests without recourse held by AEIT from RFC V. At June 30, 2007 and December 31, 2006, CRC owned approximately $7.1 billion and $8.2 billion, respectively, of participation interests purchased from RFC V.

The following table summarizes selected information related to the cardmember receivables portfolio:

	June 30,	December 31,	June 30,
As of and for six months ended (Millions, except percentages)	2007	2006	2006
Total cardmember receivables	$27,579	$27,593	$25,825
90 days past due as a % of total	3.3%	3.3%	3.1%
Loss reserves	$752	$739	$665
as a % of receivables	2.7%	2.7%	2.6%
as a % of 90 days past due	82%	80%	82%
Write-offs, net of recoveries	$299	$301	$224
Net write-off rate (1)	0.21%	0.21%	0.16%
Average life of cardmember receivables (in days) (2)	34	33	32
(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(2)
Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables decreased slightly from December 31, 2006, as a result of lower cardmember receivables purchased during the six months ended June 30, 2007, compared to the six months ended December 31, 2006 due to seasonality. The cardmember receivables purchased for the six months ended June 30, 2007, increased approximately three percent from the cardmember receivables purchased during the six months ended June 30, 2006, due to overall business growth.

AMERICAN EXPRESS CREDIT CORPORATION

Cardmember Loans

At June 30, 2007 and December 31, 2006, Credco owned cardmember loans totaling $0.4 billion and $0.3 billion, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables. During the six months ended June 30, 2007 and December 31, 2006, Credco purchased $772 million and $464 million of cardmember loans, respectively.

The following table summarizes selected information related to the cardmember loans portfolio:

As of and for six months ended	June 30,	December 31,	June 30,
(Millions, except percentages)	2007	2006	2006
Total cardmember loans	$366	$356	$321
Past due cardmember loans as a % of total:
30-89 days	5.9%	5.9%	6.2%
90+ days	1.8%	2.1%	2.1%
Loss reserves	$9	$10	$9
as a % of cardmember loans	2.5%	2.8%	3.0%
as a % of past due	33%	35%	37%
Write-offs, net of recoveries	$4	$3	$5
Net write-off rate (1)	2.44%	1.96%	2.11%
(1)
Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

Cardmember loans increased $10 million from December 31, 2006, primarily due to higher cardmember loans purchased, and increased $45 million from June 30, 2006, due primarily to increased volumes purchased from Singapore.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

	June 30,	June 30,
Six months ended (Millions)	2007	2006
Balance, beginning of period	$749	$686
Provision for losses	403	302
Accounts written-off	(394)	(316)
Other	3	2
Balance, end of period	$761	$674

AMERICAN EXPRESS CREDIT CORPORATION

Loans with Affiliates

Components of loans with affiliates were as follows:

	June 30,	December 31,	June 30,
(Millions)	2007	2006	2006
TRS Parent	$-	$531	$531
TRS Subsidiaries:
American Express Australia Limited	3,898	3,529	3,168
American Express Services Europe Limited	3,518	3,360	3,040
Amex Bank of Canada	2,393	2,166	1,907
American Express Co. (Mexico) S.A. De C.V.	366	-	-
American Express International, Inc.	3	105	155
Total	$10,178	$9,691	$8,801

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $10.2 billion outstanding as of June 30, 2007, $7.8 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statement of Income. The average yield earned on loans with affiliates is approximately 6.2 percent and 5.8 percent for the period ended June 30, 2007 and December 31, 2006, respectively. Loss reserves are determined for each of these intercompany borrowing arrangements on a specific identification basis. As of June 30, 2007, no loss reserves have been recorded and no amount of loans is 30 days or greater past due. On February 9, 2007, the loan with TRS Parent of $531 million was repaid.

Liquidity and Capital Resources

Financing Activities

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of medium- and long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the six months ended June 30, 2007, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. At June 30, 2007 and December 31, 2006, Credco had $7.8 billion and $5.8 billion of commercial paper outstanding, respectively. Average commercial paper outstanding was $7.1 billion and $6.8 billion for the six months ended June 30, 2007 and December 31, 2006, respectively. Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt, which consists of commercial paper and certain other short-term borrowings less cash and cash equivalents, was $6.1 billion at June 30, 2007. Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term debt was 181 percent at June 30, 2007.

Credco raises term funding primarily through the issuance of medium- and long-term debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At June 30, 2007 and December 31, 2006, Credco had an aggregate of $11.7 billion and $12.4 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional four years. Credco’s outstanding long-term debt at June 30, 2007 and December 31, 2006 was $11.1 billion and $9.4 billion, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). During the second quarter of 2006, Credco filed a shelf registration statement with the SEC for an unspecified amount of debt securities to be issued from time to time. During the six months ended June 30, 2007, Credco issued $1.6 billion of floating medium-term notes. At June 30, 2007, Credco had $13.6 billion of debt securities outstanding, issued under SEC registration statements.

Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, American Express Centurion Bank, a wholly-owned subsidiary of TRS, American Express Bank, FSB, a wholly-owned subsidiary of TRS, and American Express Bank Ltd., a wholly-owned subsidiary of American Express, have established a program for the issuance, outside the U.S., of debt instruments to be listed on the Luxembourg Stock Exchange. As of June 30, 2007, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10 billion. At June 30, 2007, $4.6 billion was outstanding under this program, of which $3.3 billion were issued by Credco. On July 30, 2007, Credco issued approximately $101 million of fixed rate notes due in 2012.

American Express Canada Credit Corporation (AECCC), a wholly-owned subsidiary of Credco, had approximately $2.2 billion of total debt securities outstanding under the Canadian shelf registration program. At June 30, 2007, approximately $1.1 billion was available for issuance. All notes issued under this shelf registration are guaranteed by Credco. The financial results of AECCC are included in the consolidated financial results of Credco.

During the fourth quarter of 2006, Credco established a program for the issuance from time to time, in Australia, of up to approximately $5.1 billion. During the second quarter of 2007, Credco issued approximately $169 million of fixed rate notes due in 2010 and approximately $212 million of floating rate notes due in 2010. At June 30, 2007, approximately $4.3 billion was available for issuance under this program.

Credco paid cash dividends of $300 million to TRS during the six months ended June 30, 2007. On August 10, 2007, Credco paid a cash dividend of $150 million to TRS.

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

Credco also maintains a term liquidity portfolio comprised of high credit quality, highly liquid securities. At June 30, 2007, Credco held $3.0 billion in U.S. Treasury and government agency securities in this portfolio. The invested amounts of the term liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program.

In conjunction with its liquidity portfolio, Credco entered into securities lending agreements in June 2006 with financial institutions to enhance investment income. At June 30, 2007, approximately $1.2 billion of investment securities were loaned under these agreements.

Committed Bank Credit Facilities

At June 30, 2007, Credco has the right to borrow a maximum amount of $11.1 billion (including amounts outstanding) under committed bank credit facilities, with a commensurate maximum $1.2 billion reduction in the amount available to American Express. These facilities expire as follows (billions): 2009, $3.6; 2010, $4.8; and 2011, $2.7. As of June 30, 2007, Credco had outstanding borrowings of $3.0 billion under these bank credit facilities related to the Australian credit facility. On August 1, 2007, the $5.0 billion U.S. credit facility was replaced by $2.0 billion that expire in 2010 and $3.0 billion that expire in 2012. On August 7, 2007, the Australian credit facility was renewed and extended until 2012.

AMERICAN EXPRESS CREDIT CORPORATION

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.43 for the six months ended June 30, 2007. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2007 was 2.47 .

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	August 14, 2007	By	/s/ Christopher S. Forno
Christopher S. Forno
President and Chief Executive Officer

DATE:	August 14, 2007	By	/s/ Kevin M. Gould
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