Form 10-Q
period 2007-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2007-11-14
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes X No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____ Accelerated filer _____ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2007
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income and Retained
		Earnings – Three and nine months ended September 30,
		2007 and 2006	3

		Consolidated Balance Sheets –
		September 30, 2007 and December 31, 2006	4

		Consolidated Statements of Cash Flows –
		Nine months ended September 30, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results
		of Operations	9

	Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	17

		Signatures	18

		Exhibit Index	E-1

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues

Discount revenue earned from purchased
cardmember receivables and loans	$735	$607	$2,088	$1,575
Interest income from affiliates	168	138	471	378
Interest income from investments	73	58	203	155
Finance charge revenue	13	11	38	35
Other	3	4	8	8
Total revenues	992	818	2,808	2,151

Expenses

Provision for losses, net of recoveries (1)	194	181	508	396
Interest expense	426	334	1,197	936
Interest expense to affiliates	110	89	325	236
Service fees to affiliates	49	32	141	55
Other	2	1	4	4
Total expenses	781	637	2,175	1,627

Pretax income	211	181	633	524
Income tax provision	20	21	69	71
Net income	191	160	564	453
Dividends	(150)	(100)	(450)	(200)
Adoption of FIN 48	-	-	(15)	-
Retained earnings at beginning of period	3,260	3,273	3,202	3,080

Retained earnings at end of period	$3,301	$3,333	$3,301	$3,333

See Notes to Consolidated Financial Statements.

(1)	Provision for losses are shown net of recoveries of $46 million and $30 million for the three months ended September 30, 2007 and 2006, respectively, and $135 million and $117 million for the nine months ended September 30, 2007 and 2006, respectively.

Earnings per share and dividends per share are not reported because Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets

Cash and cash equivalents	$2,917	$737
Investment securities	2,029	2,299
Investment securities restricted	999	716
Cardmember receivables, less reserves: 2007, $746; 2006, $739	26,109	26,854
Cardmember loans, less reserves: 2007, $9; 2006, $10	371	346
Loans with affiliates	10,959	9,691
Deferred charges and other assets	372	313
Due from affiliates	1,314	7
Total assets	$45,070	$40,963

Liabilities and Shareholder’s Equity

Short-term debt	$9,225	$5,883
Short-term debt with affiliates	8,741	9,586
Long-term debt	23,108	21,790
Total debt	41,074	37,259
Accrued interest and other liabilities	383	285
Total liabilities	41,457	37,544

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares;
issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,301	3,202
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains	16	5
Net unrealized derivatives (losses) gains	(3)	10
Foreign currency translation adjustments	137	42
Other	-	(2)
Total accumulated other comprehensive income	150	55
Total shareholder’s equity	3,613	3,419
Total liabilities and shareholder’s equity	$45,070	$40,963

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$564	$453
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses	643	513
Amortization and other	8	7
Deferred taxes	(34)	7
Changes in operating assets and liabilities:
Due from affiliates	19	17
Other operating assets and liabilities	12	361
Net cash provided by operating activities	1,212	1,358
Cash Flows from Investing Activities
Net decrease (increase) in cardmember receivables and
loans	134	(958)
Purchase of investments	-	(2,404)
Maturities of investments	-	2,419
Net increase in loans with affiliates	(447)	(656)
Net increase in due from affiliates	(1,326)	(944)
Net cash used in investing activities	(1,639)	(2,543)
Cash Flows from Financing Activities
Net (decrease) increase in short-term debt with affiliates with
maturities of ninety days or less	(845)	222
Net increase (decrease) in short-term debt with maturities of
ninety days or less	3,120	(1,333)
Issuance of debt	5,562	9,551
Redemption of debt	(4,769)	(6,182)
Dividends paid	(450)	(200)
Net cash provided by financing activities	2,618	2,058
Effect of exchange rate changes on cash and cash equivalents	(11)	-
Net increase in cash and cash equivalents	2,180	873
Cash and cash equivalents at beginning of period	737	1,051
Cash and cash equivalents at end of period	$2,917	$1,924

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Credit Corporation (Credco) and its subsidiaries for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed. Certain prior year amounts have been reclassified to conform to the current year presentation of the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows, including disclosures related to foreign currency translation adjustment and net cardmember receivables and loans. In addition, beginning prospectively on September 30, 2007, certain cardmember receivables were reclassified to loans with affiliates.

On September 18, 2007, American Express Company (American Express) announced that it entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB) to Standard Chartered PLC, subject to certain regulatory approvals. Credco purchases certain AEB customer loans. At September 30, 2007, approximately $1.3 million of AEB customer loans were included in cardmember loans.

Credco is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express. American Express Overseas Credit Corporation Limited, together with its subsidiaries (AEOCC), Credco Receivables Corporation (CRC), Credco Finance, Inc., together with its subsidiaries (CFI), American Express Canada Credit Corporation (AECCC), American Express Canada Finance Limited (AECFL), American Express Capital Australia (AECA), American Express Sterling Funding Limited Partnership together with its subsidiary (AESLP), American Express Euro Funding Limited Partnership (AEELP) and American Express Credit Mexico LLC, together with its subsidiaries, are wholly-owned subsidiaries of Credco.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

  Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share- Based Payment Awards” (EITF 06-11), clarifies when income tax benefits from dividends paid on share-based payment awards should be recognized in equity or the income statement. Credco does not expect EITF 06-11 to have a material impact on its Consolidated Financial Statements.

2.    Investment Securities

The following is a summary of investment securities at September 30, 2007 and December 31, 2006:

Available-for-Sale	2007				2006

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government
agency securities	$2,012	$17	$-	$2,029	$2,294	$7	$(2)	$2,299
U.S. Treasury and government
agency securities - restricted	990	9	-	999	714	2	-	716
Total	$3,002	$26	$-	$3,028	$3,008	$9	$(2)	$3,015

During the nine months ended September 30, 2007, there were no purchases or maturities of U.S. Treasury and government agency securities. All of Credco’s investment securities are Available-for-Sale. There were no realized gains or losses on U.S. Treasury and government agency securities for the nine months ended September 30, 2007.

In conjunction with its liquidity investment portfolio, Credco has securities lending agreements with other financial institutions. Under these agreements, certain investment securities are loaned on an overnight basis to financial institutions, and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by Credco can be in the form of cash or marketable U.S. Treasury or government agency securities. Credco may only retain or sell these securities in the event of a borrower default. Credco’s loaned investment securities are considered restricted and pledged assets and, therefore, have been reclassified as investment securities restricted on the Consolidated Balance Sheet. The marketable securities received as collateral are not recorded on its Consolidated Balance Sheet, as Credco is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as interest income from investments. At September 30, 2007, $999 million of investment securities were loaned under these agreements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	September 30,		September 30,
	2007	2006	2007	2006
Net income	$191	$160	$564	$453
Other comprehensive income (loss):
Net unrealized securities gains	19	26	11	22
Net unrealized derivatives losses	(25)	(52)	(13)	(32)
Foreign currency translation adjustments	36	17	95	30
Total	$221	$151	$657	$473

4.	Income Taxes

Credco adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. The initial adoption of FIN 48 resulted in a charge of approximately $15 million to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, and including the impact of the initial adoption charge to retained earnings, Credco’s total gross benefits for tax positions that have not been recognized through the financial statements were approximately $44 million, exclusive of interest and penalties described below. Included in the $44 million are approximately $38 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. There have not been any significant changes in Credco’s unrecognized tax benefits as of September 30, 2007.

Credco’s continuing practice is to recognize interest and penalties relating to unrecognized tax benefits in the income tax provision, which therefore has an impact on the effective tax rate. As of January 1, 2007, Credco had $8 million ($5 million after-tax) accrued for the payment of interest and penalties. There have not been any significant changes in Credco’s accrual for the payment of interest and penalties as of September 30, 2007.

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

AMERICAN EXPRESS CREDIT CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express. Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express’ cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards, Sign & Travel® and Extended Payment Option receivables and certain American Express Bank Ltd. (AEB) customer loans, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express cards and American Express credit cards are collectively referred to herein as the card.

On September 18, 2007, American Express Company (American Express) announced that it entered into an agreement to sell its international banking subsidiary, AEB to Standard Chartered PLC, subject to certain regulatory approvals. Credco purchases certain AEB customer loans. At September 30, 2007, approximately $1.3 million of AEB customer loans were included in cardmember loans.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Credco’s consolidated net income rose 25 percent to $564 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The year-over-year increase was primarily due to an increase in discount revenue earned on purchased cardmember receivables and loans and an increase in interest income earned on loans to affiliates and investments, offset by an increase in interest expense to affiliates, others and provision for losses, net of recoveries and loan service fees.

The following is an analysis of the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine month period ended September 30, 2007, compared with the nine month period ended September 30, 2006, (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$44
Discount rates	469
Total	$513
Interest income from affiliates:
Average loans and deposits with affiliates	$51
Interest rates	42
Total	$93
Interest income from investments:
Average investments outstanding	$8
Interest rates	40
Total	$48
Provision for losses, net of recoveries:
Volume of receivables purchased	$19
Provision rates and volume of recoveries	93
Total	$112

AMERICAN EXPRESS CREDIT CORPORATION

Interest expense:
Average debt outstanding	$115
Interest rates	146
Total	$261
Interest expense with affiliates:
Average debt outstanding	$18
Interest rates	71
Total	$89

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased 33 percent or $513 million to $2.1 billion for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The year-over-year increase was primarily due to an increase in both discount rates and to a lesser extent volume of receivables purchased. Volume of receivables and loans purchased for the nine months ended September 30, 2007, was four percent higher than the same period a year ago; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of approximately 22 basis points compared to the nine months ended September 30, 2006.

Interest Income from Affiliates

Interest income from affiliates increased 25 percent or $93 million to $471 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The year-over-year increase is primarily due to an increase in both the volume of loans with affiliates and the interest rates charged to affiliates. The average interest rate charged to affiliates during the nine months ended September 30, 2007, was 42 basis points higher than the average interest rate charged to affiliates in the same nine month period a year ago, primarily due to greater floating rate interest-bearing borrowings with affiliates.

Interest Income from Investments

Interest income from investments increased 31 percent or $48 million to $203 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The year-over-year increase is due the replacement of matured U.S. Treasury securities in 2006 primarily with higher yielding government agency securities. The average interest rate on the total investment portfolio increased approximately 75 basis points for the nine months ended September 30, 2007, as compared to the same nine month period a year ago.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries increased 28 percent or $112 million to $508 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The year-over-year increase primarily reflects current trends in loss rate offset by results from collection activities.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates increased 28 percent and 38 percent, respectively, for the nine months ended September 30, 2007, as compared to the same period a year ago, due to an increase in both the levels of debt funding and higher effective cost of funds. The average interest rate on debt outstanding during the nine months ended September 30, 2007, was 48 basis points higher than the same period a year ago. The average rate due to affiliates during the nine months ended September 30, 2007, was 89 basis points higher than the same period a year

AMERICAN EXPRESS CREDIT CORPORATION

ago, primarily due to the fact that a high proportion of the interest-bearing borrowings due to affiliates were at floating rate.

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased and other services. Service fees to affiliates increased $86 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, due to an increase in servicing provided by service level agreements with affiliates.

Income Taxes

Credco's effective tax rate for the nine months ended September 30, 2007 was 11 percent compared with 14 percent for the nine month period ended September 30, 2006.

Cardmember Receivables

At September 30, 2007 and December 31, 2006, Credco owned $26.9 billion and $27.6 billion, respectively of cardmember receivables and participation interests in cardmember receivables.

Credco generally purchases, without recourse, cardmember receivables and cardmember loans arising from the use of the card throughout the world pursuant to agreements with TRS and certain of its subsidiaries that issue the card. During the nine months ended September 30, 2007 and December 31, 2006, Credco purchased $215.0 billion and $213.9 billion of cardmember receivables, respectively.

Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), from American Express Receivables Corporation V LLC (RFC V). During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS and its subsidiaries. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V. RFC V, in turn, is consolidated by TRS. CRC purchases participation interests without recourse held by AEIT from RFC V. At September 30, 2007 and December 31, 2006, CRC owned approximately $6.7 billion and $8.2 billion, respectively, of participation interests purchased from RFC V. On November 1, 2007, CRC sold back $2.0 billion, net of reserve, of gross seller's interest in the charge cardmember receivables to RFC V. RFC V, in turn, through the AEIT Trust securitized $2.0 billion of charge cardmember receivables through the public issuance of investor certificates.

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes selected information related to the cardmember receivables portfolio:

	September 30,	December 31,	September 30,
As of and for nine months ended (Millions, except percentages)	2007	2006	2006
Total cardmember receivables	$26,855	$27,593	$25,128
90 days past due as a % of total	3.6%	3.3%	3.3%
Loss reserves	$746	$739	$695
as a % of receivables	2.8%	2.7%	2.8%
as a % of 90 days past due	76%	80%	84%
Write-offs, net of recoveries	$476	$415	$374
Net write-off rate (1)	0.22%	0.19%	0.18%
Average life of cardmember receivables (in days) (2)	34	33	32

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(2)	Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables decreased slightly from December 31, 2006, as a result of lower cardmember receivables purchased during the nine months ended September 30, 2007, compared to the nine months ended December 31, 2006 due to seasonality. The cardmember receivables purchased for the nine months ended September 30, 2007, increased approximately four percent from the cardmember receivables purchased during the nine months ended September 30, 2006, due to overall business growth.

Cardmember Loans

At September 30, 2007 and December 31, 2006, Credco owned cardmember loans totaling $0.4 billion and $0.3 billion, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables. During the nine months ended September 30, 2007 and December 31, 2006, Credco purchased $1.2 billion and $770 million of cardmember loans, respectively.

The following table summarizes selected information related to the cardmember loans portfolio:

As of and for nine months ended (Millions, except	September 30,	December 31,	September 30,
percentages)	2007	2006	2006
Total cardmember loans	$380	$356	$326
Past due cardmember loans as a % of total:
30-89 days	5.1%	5.9%	5.7%
90+ days	2.1%	2.1%	2.2%
Loss reserves	$9	$10	$9
as a % of cardmember loans	2.5%	2.8%	2.7%
as a % of past due	34%	35%	35%
Write-offs, net of recoveries	$6	$5	$6
Net write-off rate (1)	2.10%	1.91%	1.94%

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated.

Cardmember loans increased $24 million from December 31, 2006, primarily due to higher cardmember loans purchased, and increased $54 million from September 30, 2006, due primarily to increased volumes purchased from Singapore.

AMERICAN EXPRESS CREDIT CORPORATION

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

	September 30,	September 30,
Nine months ended (Millions)	2007	2006
Balance, beginning of period	$749	$686
Provision for losses	643	513
Accounts written-off	(618)	(497)
Other	(19)	2
Balance, end of period	$755	$704

Loans with Affiliates

Components of loans with affiliates were as follows:
	September 30,	December 31,	September 30,
(Millions)	2007	2006	2006
TRS Parent	$-	$531	$531
TRS Subsidiaries:
American Express Australia Limited	3,803	3,529	3,252
American Express Services Europe Limited	3,628	3,360	3,189
Amex Bank of Canada	2,586	2,166	2,209
American Express Co. (Mexico) S.A. De C.V.	432	-	-
American Express International, Inc.	510	105	155
Total	$10,959	$9,691	$9,336

Credco’s loans with affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $11.0 billion outstanding as of September 30, 2007, $7.9 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates are recorded as interest income from affiliates in the Consolidated Statement of Income. The average yield earned on loans with affiliates is approximately 6.3 percent and 5.8 percent for the period ended September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, no significant amount of loss reserves have been recorded and no amount of loans is 30 days or greater past due. On February 9, 2007, the loan with TRS Parent of $531 million was repaid.

Liquidity and Capital Resources

Financing Activities

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of medium- and long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the nine months ended September 30, 2007, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. At September 30, 2007 and December 31, 2006, Credco had $9.0 billion and $5.8 billion of commercial paper outstanding, respectively. Average commercial paper outstanding was $7.5 billion and $7.6 billion for the nine months ended September 30, 2007 and December 31, 2006, respectively. Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment

AMERICAN EXPRESS CREDIT CORPORATION

securities, is not less than 100 percent of net short-term debt. Net short-term debt, which consists of commercial paper and certain other short-term borrowings less cash and cash equivalents, was $6.3 billion at September 30, 2007. Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term debt was 174 percent at September 30, 2007.

Credco raises term funding primarily through the issuance of medium- and long-term debt securities in the U.S. and international capital markets. Medium-term debt is generally defined as any debt with an original maturity greater than 12 months but less than 36 months. Long-term debt is generally defined as any debt with an original maturity greater than 36 months. At September 30, 2007 and December 31, 2006, Credco had an aggregate of $11.5 billion and $12.4 billion, respectively, of medium-term debt outstanding at fixed and floating rates, a portion of which can be extended by the holders up to an additional four years. Credco’s outstanding long-term debt at September 30, 2007 and December 31, 2006 was $11.6 billion and $9.4 billion, respectively.

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). During the second quarter of 2006, Credco filed a shelf registration statement with the SEC for an unspecified amount of debt securities to be issued from time to time. During the nine months ended September 30, 2007, Credco issued $2.1 billion of floating medium-term notes. At September 30, 2007, Credco had $14.1 billion of debt securities outstanding, issued under SEC registration statements.

Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, American Express Centurion Bank, a wholly-owned subsidiary of TRS, American Express Bank, FSB, a wholly-owned subsidiary of TRS, and American Express Bank Ltd., a wholly-owned subsidiary of American Express, have established a program for the issuance, outside the U.S., of debt instruments to be listed on the Luxembourg Stock Exchange. As of September 30, 2007, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10 billion. During the third quarter of 2007, Credco issued approximately $606 million of fixed rate notes due in 2012. At September 30, 2007, $4.1 billion was outstanding under this program, of which $2.8 billion were issued by Credco.

American Express Canada Credit Corporation (AECCC), a wholly-owned subsidiary of Credco, had approximately $2.3 billion of total debt securities outstanding under the Canadian shelf registration program. At September 30, 2007, approximately $1.2 billion was available for issuance. All notes issued under this shelf registration are guaranteed by Credco. The financial results of AECCC are included in the consolidated financial results of Credco.

During the fourth quarter of 2006, Credco established a program for the issuance from time to time, in Australia, of up to approximately $5.2 billion. At September 30, 2007, approximately $4.4 billion was available for issuance under this program.

Credco paid cash dividends of $450 million to TRS during the nine months ended September 30, 2007. On November 9, 2007, Credco paid a cash dividend of $300 million to TRS.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Liquidity Investment Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in high credit quality and highly liquid, short-term securities.

Credco also maintains a term liquidity portfolio comprised of high credit quality, highly liquid securities. At September 30, 2007, Credco held $3.0 billion in U.S. Treasury and government agency securities in this portfolio. The

AMERICAN EXPRESS CREDIT CORPORATION

invested amounts of the term liquidity portfolio provide back-up liquidity, primarily for Credco’s commercial paper program.

In conjunction with its liquidity portfolio, Credco has securities lending agreements with financial institutions to enhance investment income. At September 30, 2007, approximately $999 million of investment securities were loaned under these agreements.

Committed Bank Credit Facilities

At September 30, 2007, Credco has the right to borrow a maximum amount of $11.3 billion (including amounts outstanding) under committed bank credit facilities, with a commensurate maximum $1.3 billion reduction in the amount available to American Express. These facilities expire as follows (billions): 2010, $1.9; 2011, $2.8; and 2012, $6.6. As of September 30, 2007, Credco had outstanding borrowings of $3.1 billion under these bank credit facilities related to the Australian credit facility. During the third quarter of 2007, the $5.0 billion U.S. credit facility was replaced by $2.0 billion that expire in 2010 and $3.0 billion that expire in 2012, and the Australian credit facility was renewed and extended until 2012.

The availability of the credit lines is subject to compliance with certain financial covenants by Credco, including the maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.42 for the nine months ended September 30, 2007. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2007 was 2.38.

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: November 14, 2007	By	/s/ Christopher S. Forno
Christopher S. Forno
President and Chief Executive Officer

DATE: November 14, 2007	By	/s/ Lawrence A. Belmonte
Lawrence A. Belmonte
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 10.1	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 26, 2007 between American Express Centurion Bank and American Express Credit Corporation.	Electronically filed herewith.

Exhibit 10.2	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 26, 2007 between American Express Bank, FSB and American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1