Form 10-K
period 2007-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2008-03-17
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Christina Centre, 301 North Walnut Street
Suite 1002, Wilmington, Delaware	19801-2919
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (302) 594-3350.

Securities registered pursuant to Section 12 (b) of the Act:
Name of each exchange
Title of each class	on which registered
Floating Rate Notes, Series C	New York Stock Exchange
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
Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes        No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	Accelerated filer
Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 4, 2008, 1,504,938 shares were outstanding.

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

Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards and Sign & Travel®, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the Card.

American Express Card Business

American Express is a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network. American Express’ various products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, large corporations, and banking and financial institutions. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases at a discount that is principally determined by the value that is delivered to the service establishment and generally includes a premium over other card networks. Value is delivered to the service establishment through higher spending cardmembers relative to competing card networks, the volume of spending by all cardmembers, marketing programs and the cardmembers’ insistence on using their cards when enrolled in rewards or other card loyalty programs. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

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

The American Express card businesses are subject to extensive regulations in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including:

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

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds cardmember receivables and cardmember loans in Canada primarily through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. In Australia, the United Kingdom and Germany, Credco funds cardmember receivables and cardmember loans by acquiring such receivables and loans with recourse from the local card issuers, which are wholly-owned subsidiaries of TRS. These local funding strategies result in Credco recording additional loans to affiliates. Beginning in 2007, Credco started a funding strategy in Mexico that will also result in additional loans to affiliates.

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

A subsidiary of TRS, as agent for Credco, underwrites the cardmember receivables and loans and thus establishes credit standards for cardmembers on Credco’s behalf. In addition, the subsidiary of TRS performs accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. The Receivables Agreements provide that, without prior written notice to Credco, the credit standards used to determine whether a card is to be issued to an applicant may not be materially reduced and that the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

Volume of Business

The following table shows the volume of all cardmember receivables and cardmember loans purchased by Credco during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco at the end of such years (billions):

	Volume of Gross
	Receivables and Loans Purchased			Receivables and Loans Owned
	For the Years Ended December 31,			at December 31,
Year	Domestic	Foreign	Total	Domestic	Foreign	Total
2007	$262	$31	$293	$24	$3	$27
2006	251	30	281	25	3	28
2005	233	27	260	22	3	25
2004	189	51	240	20	3	23
2003	153	56	209	18	8	26

The card business does not experience significant seasonal fluctuation, although card billed business tends to be moderately higher in the fourth quarter than in other quarters.

Cardmember Receivables

At December 31, 2007 and 2006, Credco owned $26.3 billion and $27.6 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are CRC’s purchases of the participation interests from RFC V in conjunction with TRS’ securitization program. At December 31, 2007 and 2006, CRC owned approximately $5.7 billion and $8.2 billion, respectively, of participation interests purchased from RFC V. During the fourth quarter of 2007, CRC sold back $2.0 billion, net of reserve, of gross seller’s interest in the charge cardmember receivables to RFC V. RFC V securitized $2.0 billion of charge cardmember receivables through the transfer of those assets to AEIT, which in turn issued notes to third-party investors collaterized by the transferred assets.

Years ended December 31, (Millions, except percentages)	2007	2006	2005
Total cardmember receivables	$26,335	$27,593	$24,421
90 days past due as a % of total	4.0%	3.3%	3.3%
Loss reserves	$831	$739	$671
as a % of receivables	3.2%	2.7%	2.7%
as a % of 90 days past due	77%	80%	84%
Write-offs, net of recoveries	$658	$525	$579
Net write-off rate (1)	0.23%	0.19%	0.22%
Average life of cardmember receivables (in days)(2)	34	32	32

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

Cardmember receivables owned at December 31, 2007 decreased approximately $1.3 billion from December 31, 2006, as a result of lower consumer, small business and corporate cardmember receivables purchased during 2007, as well as the effect of changing certain international funding strategies which resulted in a shift in the mix of cardmember receivables and loans to affiliates. The cardmember receivables purchased during 2007 increased approximately 4 percent from the cardmember receivables purchased during 2006, due to overall business growth.

Cardmember Loans

At December 31, 2007 and 2006, Credco owned cardmember loans totaling $403 million and $356 million, respectively. These loans consist of certain interest-bearing and discounted extended payment plan receivables comprised principally of American Express credit card, Sign & Travel® and Extended Payment Option receivables. At December 31, 2007 and 2006, CRC did not own any participation interests in cardmember loans.

Years ended December 31, (Millions, except percentages)	2007	2006	2005
Total cardmember loans	$403	$356	$569
Past due cardmember loans as a % of total:
30-89 days	5.4%	5.9%	4.9%
90+ days	2.7%	2.1%	1.4%
Loss reserves	$10	$10	$15
as a % of cardmember loans	2.5%	2.8%	2.6%
as a % of past due	31%	35%	41%
Write-offs, net of recoveries	$8	$8	$21
Net write-off rate(1)	2.15%	2.02%	3.57%

(1) Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember loans owned by Credco at the beginning of the year and at the end of each month in each of the years indicated.

The $47 million increase in Credco’s total owned cardmember loans in 2007 was primarily due to increased U.S. dollar denominated loan portfolios. The cardmember loans decrease of approximately 37 percent in 2006 from 2005, was primarily driven by Credco’s sale of certain Hong Kong, New Zealand and United States loan portfolios.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express.

The components of loans to affiliates at December 31, were as follows:

(Millions)	2007	2006
TRS Parent	$-	$531
TRS Subsidiaries:
American Express Australia Limited	3,897	3,529
American Express Services Europe Limited	3,659	3,360
Amex Bank of Canada	2,664	2,166
American Express International, Inc.	535	105
American Express Co. (Mexico) S.A. De C.V.	446	-
Total	$11,201	$9,691

Changes to certain international funding strategies have resulted in the transfer of receivables with recourse to Credco from certain TRS subsidiaries. Prior to these funding strategy changes, Credco purchased the cardmember receivables without recourse and recorded the receivables as cardmember receivables. These funding strategy changes resulted in Credco recording additional loans to affiliates that are collateralized by approximately $8 billion of the underlying cardmember receivables transferred with recourse. In 2007, Credco started a similar funding strategy in Mexico that resulted in an increase in loans to affiliates. Beginning prospectively on September 30, 2007, certain cardmember receivables were reclassified to loans to affiliates. The remaining increase in loans to affiliates was due to overall business growth. These increases in loans to affiliates were offset in part by the decrease in the loan to TRS Parent of $531 million, which was repaid during the first quarter of 2007.

On February 26, 2008, Credco increased its loan to American Express International, Inc. by $323 million.

Sources of Funds

Credco’s business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank credit facilities in certain international markets, and issuances of U.S. and non-U.S. dollar long-term debt, as well as through operations and intercompany borrowings. The weighted average interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were:

Weighted Average
Year	Interest Rate
2007	5.26%
2006	4.63%
2005	3.63%
2004	2.98%
2003	3.46%

See Notes 4 and 5 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

Foreign Operations

See Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

At December 31, 2007, Credco had 23 employees.

Item 1A.      RISK FACTORS

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

Credco and the Card Issuers must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies, the rate of bankruptcies and other credit trends which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Card Issuer’s products. Credit risk is the risk of loss from obligor or counterparty default. Credco and the Card Issuers are exposed to both consumer credit risk, principally from Cardmember receivables and institutional credit risk. While consumer credit risk is more closely linked to general economic conditions than borrower-specific events like institutional credit risk, both expose Credco and the Card Issuers to the risk of loss. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserves for losses. Higher write-off rates and an increase in the reserve for losses may adversely affect Credco’s results of operations and may increase its cost of funds.

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

Credco must also effectively manage market risk to which it is exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables. Credco is exposed to market risk from interest rates in the Card business. Changes in the interest rates at which we borrow and lend money affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans to affiliates, our net income could fall. Credco must also accurately estimate the fair value of the assets in its investment portfolio and, in particular, those investments that are not readily marketable.

Additionally, we must also effectively manage liquidity risk to which we are exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy our obligations. Liquidity risk is managed both at an aggregate Credco level and at American Express level in order to ensure that sufficient funding and contingent liquidity resources are available in a stress event. If we are unsuccessful in managing our liquidity risk, we may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity event.

Finally, the Card Issuers must also manage the operational risks to which they are exposed. The Card Issuers consider operational risk to be the risk of not achieving their respective business objectives due to failed processes, people or information systems, or from the external environment, such as natural disasters. Operational risks include the risk that they may not comply with specific regulatory or legal requirements, exposing us to fines and/or penalties and possibly brand damage; employee error or intentional misconduct that results in a material financial misstatement; or a failure to monitor an outsourced partner’s compliance with a service level agreement, resulting in economic harm to us.

Although Credco and the Card Issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, their hedging strategies and other risk management techniques may not be fully effective. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for a discussion of the policies and procedures Credco uses to identify, monitor and manage risks. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Credco is exposed to risks associated with fluctuations in foreign currency exchange rates and foreign exchange controls.

Credco generates a portion of its revenue from activities outside the United States, including by financing card receivables and loan receivables denominated in currencies other than the U.S. dollar. Revenues generated outside the United States or denominated in currencies other than the U.S. dollar are subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Credco’s risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, Credco or the Card Issuers may become subject to exchange control regulations that might restrict or prohibit the conversion of their other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease revenues received from international operations and have a material adverse effect on their respective businesses.

Credco’s access to financing may be limited.

In general, the amount, type and cost of Credco’s funding, including financing from other financial institutions and the capital markets, directly impacts its expense in operating its business and growing its assets and therefore, can positively or negatively affect Credco’s financial results. A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, organizational changes, specific events that adversely impact Credco’s or the Card Issuers’ reputations, changes in the activities of the Card Issuers’ business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting Credco’s assets, Credco’s corporate and regulatory structure, interest rate fluctuations, rating agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing Credco’s funding transactions. Credco’s ability to raise funds is strongly affected by the general state of the United States and world economies, and may become increasingly difficult due to economic and other factors. Also, Credco competes for funding with other financial institutions, some of which are publicly funded. Competition from these institutions may increase Credco’s cost of funds.

Existing and proposed regulation in the areas of consumer privacy and data use and security could increase costs and decrease the number of charge and credit cards issued.

The Card Issuers are subject to regulations related to privacy and data use and security in the jurisdictions in which they do business, and they could be negatively impacted by these regulations. For example, in the United States, TRS, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) are subject to the Federal Trade Commission’s information safeguards rule under the Gramm-Leach-Bliley Act. The rule requires that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach, continues. In the United States, there are a number of bills pending in Congress and there have been several Congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2008 that, if implemented, could affect the Card Issuers.

In addition, approximately 38 states, Puerto Rico and the District of Columbia have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In addition, several states are considering legislation requiring certain data security standards that could result in higher technology costs which may increase our costs. Regulation of privacy, data use and security in these and other jurisdictions may materially increase costs for issuing charge and credit cards and may decrease the number of cards issued, which could materially and adversely affect profitability. Failure to comply with the privacy and data use and security laws and regulations to which the Card Issuers are subject could result in fines, sanctions and damage to the Card Issuers’ global reputation and brand.

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

Global economic, political and other conditions may adversely affect trends in consumer spending and in travel.

Credco’s business depends heavily upon the overall level of spending using the American Express charge and credit cards, and we are not insulated from the effects of economic cycles. A sustained deterioration in general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which American Express operates, may adversely affect American Express’ financial performance by reducing the number or average purchase amount of transactions involving American Express’ charge and credit cards and result in increasing delinquencies and credit losses. Political or economic instability in certain regions or countries could also affect American Express’ commercial or other lending activities, among other businesses, or result in restrictions on convertibility of certain currencies.

Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on our business and infrastructure, including our information technology systems. Because we derive a portion of our revenues from American Express travel-related spending, our business will be sensitive to safety concerns, and thus may decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.

Forward-looking Statements

Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above and below are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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
Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Credco neither owns nor leases any material physical properties.

Item 3	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Credco or its subsidiaries is a party or of which any of their property is the subject. Credco knows of no such proceedings being contemplated by government authorities or other parties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Express, through its wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco’s common stock.

Credco paid cash dividends of $750 million and $500 million to TRS in 2007 and 2006, respectively. On February 8, 2008, Credco paid a cash dividend of $125 million to TRS. For information about limitations on Credco’s ability to pay dividends, see Note 6 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

(Millions)	2007	2006	2005	2004	2003
Income Statement Data
Revenues	$3,862	$3,017	$2,276	$1,832	$1,987
Provision for losses, net of recoveries	842	589	662	628	701
Interest expense	2,046	1,614	1,141	863	852
Income tax provision	57	95	50	75	135
Net income	720	622	415	234	260
Balance Sheet Data
Gross cardmember receivables	$26,335	$27,593	$24,421	$21,888	$21,165
Reserve for losses, cardmember receivables	831	739	671	555	555
Gross cardmember loans	403	356	569	622	5,067
Reserve for losses, cardmember loans	10	10	15	55	182
Loans to affiliates	11,201	9,691	8,254	7,039	1,923
Total assets	45,843	40,963	37,368	36,259	31,949
Short-term debt	19,775	15,469	15,982	13,245	15,718
Current portion of long-term debt	7,411	3,440	2,300	5,734	1,978
Long-term debt	14,872	18,350	14,629	12,880	10,216
Shareholder’s equity	3,446	3,419	3,270	2,992	2,750
Cash dividends	750	500	200	125	-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

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

Reserves for cardmember losses

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolio of receivables and loans. Management’s evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics, including average write-off rates, for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. Also, to a lesser extent, these reserves reflect management’s judgment regarding overall reserve adequacy. Management considers whether to adjust reserves that are calculated by the analytic models based on other factors, such as the level of coverage and recent trends of past-due accounts, as well as leading economic and market indicators, such as the unemployment rate, the consumer confidence index, the purchasing manager’s index, bankruptcy filings and the legal and regulatory environment.

Receivables and loans are written-off when management deems amounts to be uncollectible, and is generally determined by the number of days past due. Cardmember receivables and loans are generally written-off when they are past due 360 and 180 days, respectively. To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable. Receivables and loans in bankruptcy or owned by deceased individuals are written-off upon notification. As of December 31, 2007, if average write-off rates were five percent higher or lower, the reserve for losses would change by approximately $43 million. This sensitivity analysis does not represent management’s expectations of deterioration in write-offs but is provided as a hypothetical scenario to assess the sensitivity of the provision for cardmember losses to changes in key inputs.

The process for determining the reserve for cardmember losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Income Taxes

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a separate company basis. American Express is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which American Express operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. In establishing a provision for income tax expense, management must make judgments about the application of these inherently complex tax laws. Credco establishes a liability for unrecognized tax benefits, which are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements.

In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether a tax position is more likely than not to be sustained upon examination by the taxing authority and also in determining the ultimate amount that is likely to be realized. A tax position is recognized when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of tax benefit recognized is based on management's assessment of the most likely outcome on ultimate settlement with the taxing authority. This measurement is based on many factors, including whether a tax dispute may be settled through negotiation with the taxing authority or is only subject to review in the courts. As new information becomes available, management evaluates its tax positions, and adjusts its unrecognized tax benefits, as appropriate.

If the tax benefit ultimately realized differs from the amount previously recognized in the income tax provision, Credco recognizes an adjustment to the provision.

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax asset will not be realized.

Since deferred taxes measure the future tax effects of items recognized in the financial statements, certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. These assessments are performed quarterly, taking into account any new information.

Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, Credco records or adjusts the related valuation allowance in the period that the change in facts or circumstances occurs, along with a corresponding increase or decrease to the income tax provision.

Impact of Credit and Capital Market Environment

In December 2007, Credco began to feel the effects of the weakening U.S. economy as past-due and write-off rates for U.S. cardmembers increased. In the latter part of 2007, there was also significant volatility in the capital markets, particularly for the valuations of mortgage-backed and other asset-backed structured products as well as in the issuance cost and availability of short-term, asset-backed debt for certain issuers. In 2007, Credco did not hold any mortgage-backed and asset-backed securities in its investment portfolio.

U.S. cardmember receivables

While overall spending for U.S. cardmembers continued to be relatively strong and Credco benefited from a focus on the affluent sector of the market, Credco saw negative credit trends among U.S. consumers in the latter part of 2007, particularly in certain parts of the country most affected by the housing downturn as well as with U.S. small businesses. As a result, Credco recorded a $84 million credit-related charge in the fourth quarter comprised of additional provision for losses for U.S. cardmember receivables.

In managing risk on behalf of Credco, TRS’ objective is to protect its profitability, but also protect, to the extent it can, TRS’ ongoing relationship with the cardmember and their experience. With this in mind, the following actions have been taken by TRS across the U.S. cardmember portfolios:

  TRS implemented a reduction of cardmember lines of credit for specific segments of the cardmember portfolio representing the greatest risk. These segments include cardmembers holding sub-prime mortgages and small businesses, in particular those operating in specific industries, such as mortgage companies, home builders and construction related businesses.

  TRS adjusted its risk management models to reflect the higher probability of default that exists during a weaker economy, and in geographies that have been most impacted by home price declines.

  To improve recoveries, TRS increased its staffing levels in credit and collection.

Investment Portfolio

Credco’s investment portfolio primarily supports its contingent liquidity plan. As a result, Credco generally holds its investments until their maturity. However, management may sell securities prior to maturity due to changes in Credco’s business goals, liquidity needs, and the market environment.

Credco reviews and evaluates its investments at least quarterly and more often as market conditions may require, to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairments is a subjective process, requiring the use of assumptions and application of judgment. In addition to its impairment evaluation, Credco corroborates the prices provided by its pricing vendors to test the accuracy of the fair values.

Credco did not experience any defaults, event of defaults, or determine it would not receive timely contractual payments of interest and repayment of principal on any of its holdings in its investment portfolios in 2007.

At December 31, 2007, Credco owned approximately $3 billion of U.S. Treasury and government agency securities (Fannie Mae and Freddie Mac). The current credit market environment had a small positive impact on the values of U.S. Treasury and government agency securities.

Valuations of securities held within Credco’s investment portfolio will continue to be subject to changes in external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Credco’s future results may be impacted by the valuation adjustments applied to these holdings.

Liquidity

As discussed in more detail below, Credco’s reliance on diverse sources of funding, with wide ranges of maturities, and its contingent liquidity strategy allow for the continued funding of business operations through difficult economic, financial market and business conditions when access to regular funding sources could become diminished or interrupted.

While the credit market environment that began to emerge in the second half of 2007 included disruptions in the capital markets, Credco had access to sufficient financing through its existing funding sources to meet its business needs in 2007. Disruptions in the financial markets to date have not resulted in a significant change of Credco’s debt funding mix. However, continued disruptions in 2008 in the financial markets could result in changes in the funding mix. Specifically, a potential lack of investor demand in sectors of the debt capital market, such as for long-term unsecured debt or commercial paper, could alter Credco’s funding mix. Credit ratings have a significant impact on the borrowing costs of Credco. There have been no changes in Credco’s credit ratings during 2007.

Consolidated Capital Resources and Liquidity

Credco is committed to maintaining cost-effective, well-diversified funding programs to support current and future asset growth in its global businesses. Credco’s funding plan is structured to meet expected and changing business needs to fund asset balances efficiently and cost-effectively. Credco relies on diverse sources to help ensure the availability of financing in unexpected periods of stress and to manage interest rate exposures. In addition to the funding plan described below, Credco has a contingent funding strategy to allow for the continued funding of business operations through difficult economic, financial market and business conditions when access to regular funding sources could become diminished or interrupted.

Financing Activities

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During 2007, Credco had uninterrupted access to the commercial paper and capital markets to fund its business operations.

The commercial paper market represents the primary source of short-term funding for Credco. Credco’s commercial paper, a widely recognized name among short-term investors, for the years ended December 31, 2007 and 2006, was as follows:

(Billions, except percentages)	2007	2006

Commercial paper outstanding	$10.5	$5.8
Average commercial paper outstanding	$7.8	$7.8
Net short-term debt outstanding(1)	$7.9	$5.1
Total back-up liquidity coverage of net short-term debt(2)	140%	212%

(1)	Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt, which consists of commercial paper and certain other short-term borrowings less cash and cash equivalents.

(2)	Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities.

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco continues to issue debt with a wide range of maturities to diversify the refinancing requirements in future periods.

Credco had the following long-term debt outstanding at December 31:
(Billions)	2007	2006
Long-term debt outstanding	$22.3	$21.8
Average long-term debt	$22.7	$19.2

In 2007, Credco issued $3.1 billion fixed and floating rate long-term debt with maturities ranging from two to five years.

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. At December 31, 2007, Credco had $13.6 billion of debt securities outstanding, issued under the SEC registration statements.

Credco, TRS, AEOCC, Centurion Bank, and FSB have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. As of December 31, 2007, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10.0 billion. The proceeds of these issuances were used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At December 31, 2007, $4.0 billion was outstanding under this program, of which $2.7 billion was issued by Credco.

Credco established a program in Australia for the issuance from time to time of up to approximately $5.2 billion. During 2007, Credco issued approximately $174 million and $218 million of fixed rate and floating rate notes, respectively, due in 2010. At December 31, 2007, approximately $4.4 billion was available for issuance under this program.

On November 30, 2007, the registration statement filed in Canada expired for the Canadian long-term note program. Therefore, at December 31, 2007 no securities were available for issuance under this program. At December 31, 2007, approximately $2.0 billion of debt securities was outstanding under this program. During the fourth quarter of 2007, American Express Canada Credit Corporation (Cancredco), a wholly-owned subsidiary of Credco, borrowed Canadian $300 million from the Bank of Montreal under a credit agreement guaranteed by Credco. The proceeds were used to pay the long-term notes under this program that were maturing.

On January 15, 2008, a new registration statement was filed in Canada, which was effective and available by February 15, 2008. The regulatory approval is for a base shelf prospectus for a long-term note program providing for the issuance from time to time, in Canada, of up to approximately Canadian $3.5 billion of notes by Cancredco. All notes issued under this shelf registration will be guaranteed by Credco.

Credco’s funding strategy is designed to maintain high and stable debt ratings from the major credit rating agencies, Moody’s, Standard & Poor’s, Fitch Ratings and DBRS. Maintenance of high and stable debt ratings is critical to ensuring Credco’s continuous access to the capital and credit markets. It also enables Credco to reduce its overall borrowing costs. At December 31, 2007, Credco’s debt ratings were as follows:

Standard
	Moody’s	& Poor’s	Fitch Ratings	DBRS
Short-term	P-1	A-1	F1	—
Senior unsecured	Aa3	A+	A+	A (high)

Rating agencies review factors such as capital adequacy with a view towards maintaining certain levels of capital, liquidity, business volumes, asset quality and economic market trends, among others, in assessing Credco’s and its subsidiaries’ appropriate ratings.

Credco actively manages the risk of liquidity and cost of funds resulting from Credco’s financing activities. A downgrade of Credco’s debt ratings would increase its borrowing costs. Management believes a decline in Credco’s long-term credit rating by two levels could result in Credco having to significantly reduce its commercial paper and other short-term borrowings. Remaining borrowing requirements would be addressed through other means such as the issuance of long-term debt and the sale of investment securities or drawing on existing credit lines. This would result in higher interest expense on Credco’s commercial paper and other debt, as well as higher fees related to unused lines of credit. Credco believes a two-level downgrade is highly unlikely due to its capital position and growth prospects.

Credco paid cash dividends of $750 million and $500 million to TRS in 2007 and 2006, respectively. On February 8, 2008, Credco paid a cash dividend of $125 million to TRS.

Contingent Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity, that is cash and equivalents on hand, as well as access to cash and equivalents to continuously meet its business needs and satisfy its obligations. Liquidity is managed through the breadth of funding sources, as well as through the quality and liquidity of its funded assets.

Credco balances the trade-offs between having too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. Credco considers various factors in determining its liquidity needs, such as economic and financial market conditions, seasonality in business operations, cost and availability of alternative liquidity sources, and credit rating agency considerations. In 2007, short-term debt including intercompany borrowings as a percentage of total debt increased to 47 percent at December 31, 2007, from 42 percent at December 31, 2006.

Credco has developed a contingent funding plan that enables it to meet its daily funding obligations when access to unsecured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that Credco could continuously maintain normal business operations for a twelve-month period in which its access to unsecured funds is interrupted.

The contingent liquidity plan includes access to diverse sources of alternative liquidity funding that are available, mainly in the form of the liquidity portfolio, securitizations of cardmember receivables through RFC V and AEIT, loans through American Express affiliates, and bank credit facilities, to provide uninterrupted funding over a twelve-month period should access to unsecured debt sources become impaired. Credco estimates that, under a worst case liquidity crisis scenario, it has identified up to $6.1 billion in alternate funding sources available to cover cash needs over the first 60 days after a liquidity crisis has occurred.

Liquidity Investment Portfolio

During the normal course of business, funding activities may raise more proceeds than are necessary for immediate funding needs. These amounts are invested principally in high credit quality, highly liquid short-term instruments. In addition, Credco’s contingent funding plan includes access to a continuing liquidity portfolio in which proceeds raised from funding activities are invested in longer term, highly liquid instruments, such as U.S. Treasury securities and government sponsored entity debt. The invested amounts of the liquidity portfolio provide back-up liquidity, primarily for the commercial paper program. Instruments held within this portfolio will be of the highest credit quality and most liquid of investment instruments available. Credco can sell these securities or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs. At December 31, 2007, Credco held $3 billion of such securities under this program.

Credco entered into securities lending agreements in June 2006 with other financial institutions to enhance investment income. At December 31, 2007, the liquidity investment portfolio included approximately $970 million of investment securities loaned under these agreements.

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

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at December 31, 2007 as follows:

(Billions)	Total	American Express	Credco
Committed(a)(b)	$11.6	$1.2	$10.4	(c)
Outstanding	$3.5	–	$3.5

(a)	Committed lines supported by 37 financial institutions.

(b)	Included is $3.1 billion related to the Australian credit facility and $305 million related to the Canadian credit facility.

(c)	Credco has the right to borrow a maximum amount of $11.6 billion with a commensurate maximum $1.2 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:
(Billions)
2008	$0.3
2010	2.0
2011	2.8
2012	6.5
Total	$11.6

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.38, 1.44 and 1.41 in 2007, 2006 and 2005, respectively. The ratio of earnings to fixed charges for American Express for 2007, 2006 and 2005 was 2.26, 2.60 and 2.64, respectively.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

Results of Operations

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income rose 16 percent to $720 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The year-over-year increase was primarily due to an increase in discount revenue earned on purchased cardmember receivables and loans and an increase in interest income earned on loans to affiliates and investments, offset by an increase in interest expense to affiliates and others and provision for losses, net of recoveries and loan service fees.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts:

(Millions)	2007	2006
Discount revenue earned on purchased cardmember
receivables and loans:
Volume of receivables purchased	$78	$139
Discount rates	572	404
Total	$650	$543
Interest income from affiliates:
Average loans to affiliates	$73	$83
Interest rates	54	44
Total	$127	$127
Interest income from investments:
Average investments outstanding	$22	$(1)
Interest rates	38	94
Total	$60	$93
Provision for losses, net of recoveries:
Volume of receivables purchased	$36	$67
Provision rates and volume of recoveries	217	(140)
Total	$253	$(73)
Interest expense:
Average debt outstanding	$165	$94
Interest rates	165	244
Total	$330	$338
Interest expense to affiliates:
Average debt outstanding	$24	$28
Interest rates	77	107
Total	$101	$135

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue increased 29 percent or $650 million to $2.9 billion for the year ended December 31, 2007, as compared to the same period in 2006. The year-over-year increase was primarily due to an increase in both discount rates and to a lesser extent volume of receivables purchased. Volume of receivables and loans purchased for the year ended December 31, 2007, was 4 percent higher than the same period a year ago; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates since these amounts are included in loans to affiliates rather than cardmember receivables. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of approximately 20 basis points compared to the year ended December 31, 2006.

Interest Income from Affiliates

Interest income from affiliates increased 24 percent or $127 million to $650 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The year-over-year increase was primarily due to an increase in both the volume of loans to affiliates and the interest rates charged to affiliates. The average interest rate charged to affiliates during the year ended December 31, 2007, was 52 basis points higher than the average interest rate charged to affiliates in the same period a year ago, primarily due to greater floating rate interest-bearing borrowings with affiliates.

Interest Income from Investments

Interest income from investments increased 28 percent or $60 million to $278 million for the year ended December 31, 2007, as compared to the same period in the prior year. The year-over-year increase was due to the replacement of matured U.S. Treasury securities in 2006 primarily with higher yielding government sponsored entities securities. The average rate on the total investment portfolio increased 68 basis points for the year ended December 31, 2007, compared to the year ended December 31, 2006.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries increased 43 percent or $253 million to $842 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The increase in provision for losses was due to higher write-off and delinquency rates, increased loan volumes, and the charge for credit related trends. While overall cardmember spending continued to be relatively strong, Credco experienced some negative credit trends among U.S. consumers in the latter part of 2007. As a result, Credco recorded a $84 million credit-related charge in the fourth quarter.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates increased 26 percent and 30 percent, respectively, for the year ended December 31, 2007, as compared to the same period a year ago, due to an increase in both the levels of debt funding and higher effective cost of funds. The average interest rate on debt outstanding during the year ended December 31, 2007, was 54 basis points higher than the same period a year ago. The average interest rate due to affiliates during the year ended December 31, 2007, was 94 basis points higher than the same period a year ago, primarily due to the fact that a high proportion of the interest-bearing borrowings were at floating rate.

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased. Service fees to affiliates increased $99 million for the year ended December 31, 2007, as compared to the same period a year ago, due to an increase in servicing activities provided under service level agreements with affiliates.

Income Taxes

Credco’s effective tax rate for the years ended December 31, 2007, 2006 and 2005, was 7.3 percent, 13.2 percent and 10.8 percent, respectively. The effective tax rate was lower in 2007 as compared to 2006 primarily as a result of an increase in the benefits related to its ongoing funding activities outside the United States. These benefits are expected to continue in future periods. The effective tax rate was higher in 2006 compared to 2005 primarily as a result of a decrease in the proportion of foreign subsidiary pretax income to total pretax income.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco’s risk management objective is to monitor and control risk exposures to earn returns commensurate with the appropriate level of risk assumed. In addition to business risk, Credco recognizes four fundamental sources of risk: credit risk, market risk, liquidity risk and operational risk. These risks, which are described below, are interrelated, and management has adopted well defined risk-taking principles to guide Credco’s business strategies and objectives. Credco views credit risk as a component of driving profitable growth. Market risk is hedged or managed within established parameters to sustain such earnings growth. Liquidity risk is managed through the diversification of funding sources, while operational risk arising from Credco’s business activities is carefully monitored to maintain it within acceptable limits.

Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board approved risk management policies and objectives and the American Express Board oversight of risk management parameters. Supporting the American Express Board in its oversight function are other risk management oversight committees, such as American Express’ Treasury Department and other asset and liability management committees. The American Express Enterprise Risk Management Committee (ERMC) supplements the risk management capabilities resident within American Express’ business segments by routinely reviewing key market, credit, operational and other risk concentrations across American Express and recommending action where appropriate. The ERMC recommends risk limits, promotes a rigorous understanding of risks across American Express, including Credco, and supports management in making risk-return decisions.

Credit Risk

TRS manages the overall credit risk exposure associated with the cardmember receivables and loans purchased by Credco. Credit risk is defined as the risk of loss from an obligor or counterparty default. Credco is exposed to credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse, as well as through its participation interests. Since such a portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations, and social segments, its risk is substantially reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in the cardmember receivables and cardmember loans.

Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated as investment grade. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk consists primarily of interest rate risk and foreign exchange risk. Market risk exposures are monitored and managed by various risk committees, American Express’ Treasury Department as well as by management. Credco operates under American Express Board approved policies related to market risk management and the use of derivative financial instruments. With respect to derivative financial instruments, the value of such instruments is derived from an underlying variable or multiple variables, including commodity, equity, foreign exchange and interest rate indices or prices. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk and related asset liability management strategy and processes. See Note 7 for additional discussion of Credco’s derivative financial instruments.

Interest rate risk is generated by the funding of cardmember receivables and fixed rate cardmember loan purchases through longer term variable rate borrowings. Such assets and liabilities generally do not create naturally offsetting positions with respect to basis, re-pricing or maturity characteristics. By using derivative financial instruments, such as interest rate swaps, the interest rate profile can be adjusted to maintain and manage a desired profile. As of December 31, 2007 and 2006, the total notional amount of interest rate swaps was $8 billion and $6 billion, respectively. These derivatives generally qualify for hedge accounting. A portion of these derivatives outstanding as of December 31, 2007 extend to 2011.

In addition, foreign exchange risk is generated by cross-currency purchased cardmember receivables and cardmember loans, foreign currency denominated balance sheet exposures and foreign currency earnings in international units. Credco hedges this market exposure to the extent it is economically justified through various means including local market cross-currency funding and the use of derivative financial instruments, such as foreign exchange forward and cross-currency swap contracts, which can help “lock in” Credco’s exposure to specific currencies. As of December 31, 2007 and 2006, the total notional amount of foreign exchange derivatives was $32 million and $125 million, respectively. These derivatives generally do not qualify for hedge accounting.

The following discussion includes sensitivity analysis of interest rate and foreign currency risk and estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year’s earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur, including revising the discount rate applicable to purchases of new receivables. As a result, actual earnings consequences will differ from those quantified. The detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $133 million based on the 2007 year-end positions. This effect, which is calculated using a static asset/liability gapping model, is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. From a foreign exchange risk perspective, based on the year-end 2007 and 2006 foreign exchange positions, the effect on Credco’s earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

Liquidity Risk Management Process

Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy Credco’s obligations. Credco balances the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. Liquidity risk is centrally managed by the Funding and Liquidity Committee of American Express, chaired by American Express’ Corporate Treasurer. American Express has developed a contingent funding plan that enables it to meet its daily cash obligations when access to unsecured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that American Express and all of its main operating entities, including Credco, could continuously maintain business operations for a 12-month period in which its access to unsecured financing is interrupted. The hypothetical 12-month liquidity crisis is assumed to occur as a sudden and unexpected event that temporarily impairs access to or makes unavailable financing in the unsecured debt markets.

Liquidity risk is managed both at an aggregate American Express level and at the major legal entities, including Credco, in order to ensure that sufficient funding and contingent liquidity resources are available in the amount and in the location needed in a stress event. American Express’ Funding and Liquidity Committee manages the forecasts of American Express’ aggregate and subsidiary cash positions and financing requirements, the funding plans designed to satisfy those requirements under normal conditions, establishes guidelines to identify the amount of contingent liquidity resources required, and monitors positions and determines any actions to be taken. Contingent liquidity planning also takes into account operating cash flexibilities.

Operational Risk Management Process

Credco defines operational risk as the risk of not achieving business objectives due to inadequate or failed processes, or information systems, human error or the external environment (e.g., natural disasters), including losses due to failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal or regulatory penalties. Credco is committed to improving its ability to prioritize and manage operational risk through the delivery of a comprehensive operational risk program. American Express has developed a comprehensive program to identify, measure, monitor, and report inherent and emerging operational risks. However, day-to-day management of operational risk lies with Credco. Credco continues to enhance its operational risk management practices on an ongoing basis. The implementation of this operational risk program is expected to result in improved operational risk intelligence and a heightened level of preparedness to deal with operational risk events and conditions that may adversely impact Credco’s operations.

Item 8.		FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	1.	Financial Statements.

See Index to Financial Statements at page F-1 hereof.

	2.	Supplementary Financial Information.

Selected quarterly financial data. See Note 14 to the Consolidated Financial Statements appearing herein.

Item 9.		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A(T).		CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The management of Credco is responsible for establishing and maintaining adequate internal control over financial reporting. Credco’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Credco;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Credco are being made only in accordance with authorizations of management and directors of Credco; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Credco’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2007. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls – Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2007, Credco’s internal control over financial reporting is effective.

This annual report does not include an attestation report of PricewaterhouseCoopers LLP, Credco’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Credco’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Credco to provide only management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-K, this Management’s Report on Internal Control Over Financial Reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Item 9B.		OTHER INFORMATION

Not applicable.

PART III

Item 10.		DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 11.		EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 12.		SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 13.		CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2007.

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

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $263,500 and $258,275 for the years ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2007 or 2006.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2007 or 2006.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2007 or 2006.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm is subject to the specific pre-approval of the Audit Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit Committee in accordance with pre-approval procedures established by the Audit Committee. The procedures require all proposed engagements of Credco’s independent registered public accountants for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit Committee of American Express prior to the beginning of any services.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a)	1.	Financial Statements:
			See Index to the Financial Statements at page F-1 hereof.

		2.	Exhibits:
			See Exhibit Index hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: March 17, 2008	By	/s/Christopher S. Forno
Christopher S. Forno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

DATE: March 17, 2008	By	/s/Christopher S. Forno
Christopher S. Forno
President, Chief Executive Officer
and Director

DATE: March 17, 2008		/s/ Lawrence A. Belmonte
Lawrence A. Belmonte
Vice President and Chief Accounting Officer

DATE: March 17, 2008		/s/David L. Yowan
David L. Yowan
Chief Financial Officer and Director

AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15 (a))

Page Number
Financial Statements:
Report of Independent Registered Public Accounting Firm	F – 2
Consolidated Statements of Income	F – 3
Consolidated Balance Sheets	F – 4
Consolidated Statements of Cash Flows	F – 5
Consolidated Statements of Shareholder’s Equity	F – 6
Notes to Consolidated Financial Statements	F – 7 to F – 24

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2007, 2006, and the results of their operations and their cash flows for each of the three years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York
March 17, 2008

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)	2007	2006	2005

Revenues

Discount revenue earned from purchased
cardmember receivables and loans	$2,873	$2,223	$1,680
Interest income from affiliates	650	523	396
Interest income from investments	278	218	125
Finance revenue	53	47	69
Other	8	6	6
Total revenues	3,862	3,017	2,276

Expenses

Provision for losses, net of recoveries:
2007, $175; 2006, $158; 2005, $172	842	589	662
Interest expense	1,612	1,281	943
Interest expense to affiliates	434	333	198
Service fees to affiliates	192	93	2
Other	5	4	6
Total expenses	3,085	2,300	1,811

Pretax income	777	717	465
Income tax provision	57	95	50

Net income	$720	$622	$415

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)	2007	2006

Assets

Cash and cash equivalents	$2,925	$737
Investment securities	2,074	2,299
Investment securities restricted	970	716
Cardmember receivables, less reserves: 2007, $831; 2006, $739	25,504	26,854
Cardmember loans, less reserves: 2007, $10; 2006, $10	393	346
Loans to affiliates	11,201	9,691
Deferred charges and other assets	409	313
Due from affiliates	2,367	7
Total assets	$45,843	$40,963

Liabilities and Shareholder’s Equity

Short-term debt	$11,093	$5,883
Short-term debt to affiliates	8,682	9,586
Current portion of long-term debt	7,411	3,440
Long-term debt	14,872	18,350
Total debt	42,058	37,259
Accrued interest and other liabilities	339	285
Total liabilities	42,397	37,544

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares;
issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,157	3,202
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax: 2007, $(15); 2006, $(3)	28	5
Net unrealized derivatives (losses) gains, net of tax: 2007, $16; 2006, $(5)	(30)	10
Foreign currency translation adjustments, net of tax: 2007, $(8); 2006, $(3)	129	42
Post retirement benefit adjustment	-	(2)
Total accumulated other comprehensive income	127	55
Total shareholder’s equity	3,446	3,419
Total liabilities and shareholder’s equity	$45,843	$40,963

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)	2007	2006	2005
Cash Flows from Operating Activities
Net income	$720	$622	$415
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses	1,017	747	834
Amortization and other	10	9	14
Deferred taxes	(46)	(6)	(3)
Changes in operating assets and liabilities:
Due from affiliates	2	39	57
Other operating assets and liabilities	(116)	258	(286)
Net cash provided by operating activities	1,587	1,669	1,031
Cash Flows from Investing Activities
Net decrease (increase) in cardmember receivables and loans	379	(3,643)	(3,410)
Purchase of investments	-	(3,012)	(792)
Maturity of investments	-	3,019	979
Net increase in loans to affiliates	(638)	(570)	(1,524)
Net increase in due to affiliates	(2,362)	(1,067)	(185)
Net cash used in investing activities	(2,621)	(5,273)	(4,932)
Cash Flows from Financing Activities
Net (decrease) increase in short-term debt to affiliates with
maturities of ninety days or less	(904)	1,542	2,579
Net increase (decrease) in short-term debt with maturities
of ninety days or less	4,786	(2,710)	(12)
Issuance of debt	6,517	12,208	6,636
Redemption of debt	(6,427)	(7,250)	(7,853)
Dividends paid	(750)	(500)	(200)
Net cash provided by financing activities	3,222	3,290	1,150
Net increase (decrease) in cash and cash equivalents	2,188	(314)	(2,751)
Cash and cash equivalents at beginning of year	737	1,051	3,802
Cash and cash equivalents at end of year	$2,925	$737	$1,051

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Accumulated
				Other
		Common	Capital	Comprehensive	Retained
Three Years Ended December 31, (Millions)	Total	Stock	Surplus	(Loss) / Income	Earnings
Balances at December 31, 2004	$2,992	$1	$161	$(35)	$2,865
Comprehensive income:
Net income	415				415
Change in net unrealized securities gains	9			9
Change in net unrealized derivatives gains	60			60
Derivatives gains reclassified to earnings	8			8
Foreign currency translation adjustments	(14)			(14)
Total comprehensive income	478
Cash dividends paid	(200)				(200)
Balances at December 31, 2005	3,270	1	161	28	3,080
Comprehensive income:
Net income	622				622
Change in net unrealized securities gains	21			21
Change in net unrealized derivatives gains	22			22
Derivatives losses reclassified to earnings	(69)			(69)
Foreign currency translation adjustments	55			55
Total comprehensive income	651
Post retirement benefit adjustment	(2)			(2)
Cash dividends paid	(500)				(500)
Balances at December 31, 2006	3,419	1	161	55	3,202
Comprehensive income:
Net income	720				720
Change in net unrealized securities gains	23			23
Change in net unrealized derivatives gains	(26)			(26)
Derivatives losses reclassified to earnings	(14)			(14)
Foreign currency translation adjustments	87			87
Total comprehensive income	790
Post retirement benefit adjustment	2			2
Adoption of FIN 48	(15)				(15)
Cash dividends paid	(750)				(750)
Balances at December 31, 2007	$3,446	$1	$161	$127	$3,157

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

Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans and extended payment plan receivables comprised of American Express credit cards and Sign & Travel®, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the card.

Principles of Consolidation

The Consolidated Financial Statements of Credco are prepared in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany transactions are eliminated.

Credco consolidates all voting interest entities in which Credco holds a greater than 50 percent voting interest. Entities in which Credco’s voting interest is 20 percent or more but is less than 50 percent are accounted for under the equity method. All other investments are accounted for under the cost method unless Credco determines that it exercises significant influence over an entity by means other than voting rights, in which case the entity is accounted for under the equity method.

Credco also consolidates any Variable Interest Entities (VIEs) for which it is considered to be the primary beneficiary. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity. In general, an enterprise is required to consolidate a VIE when it has a variable interest and it is deemed to be the primary beneficiary (meaning that it will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual return). Credco’s involvement with VIEs is limited and is comprised of one entity established to fund loans to affiliates in an international market. Credco has no significant interest in a VIE for which it is not considered the primary beneficiary.

Certain reclassifications of prior period amounts have been made to conform to the current presentation of the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows, including disclosures related to foreign currency translation adjustments and net cardmember receivables and loans. In addition, beginning prospectively on September 30, 2007, certain cardmember receivables were reclassified to loans to affiliates.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to non-functional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported net in other revenue or other expense, depending on the nature of the activity, in Credco’s Consolidated Statements of Income. Net foreign currency transaction gains (losses) were immaterial for the years ended 2007, 2006 and 2005.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to cardmember receivables and loans. These accounting estimates reflect the best judgment of management, but actual results could differ.

Discount Revenue

Credco earns discount revenue from purchasing cardmember receivables and loans at a discount to par value. The discount is deferred and recognized as revenue ratably over the period that the receivables are estimated to be outstanding. Estimates are based on the recent historical average life of cardmember receivables.

Finance Revenue

Cardmember lending finance revenues are assessed using the average daily balance method for receivables owned and are recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written-off.

Interest Income from Investments

Interest income for Credco’s performing fixed-income securities is accrued as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that the related security recognizes a constant rate of return on the outstanding balance throughout its term. These amounts are recognized until these securities are in default or when it is likely that future interest payments will not be made as scheduled.

Income Taxes

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a separate company basis. American Express is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which American Express operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. In establishing a provision for income tax expense, management must make judgments about the application of these inherently complex tax laws. Credco establishes a liability for unrecognized tax benefits, which are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements.

In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether a tax position is more likely than not to be sustained upon examination by the taxing authority and also in determining the ultimate amount that is likely to be realized. A tax position is recognized when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of tax benefit recognized is based on management's assessment of the most likely outcome on ultimate settlement with the taxing authority. This measurement is based on many factors, including whether a tax dispute may be settled through negotiation with the taxing authority or is only subject to review in the courts. As new information becomes available, management evaluates its tax positions, and adjusts its unrecognized tax benefits, as appropriate. Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision.

Credco does not provide for federal income taxes on foreign earnings intended to be reinvested outside the United States.

If the tax benefit ultimately realized differs from the amount previously recognized in the income tax provision, Credco recognizes an adjustment to the provision.

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax asset will not be realized.

Since deferred taxes measure the future tax effects of items recognized in the financial statements, certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. These assessments are performed quarterly, taking into account any new information.

Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, Credco records or adjusts the related valuation allowance in the period that the change in facts or circumstances occurs, along with a corresponding increase or decrease to the income tax provision.

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

Credco obtains fair value of investment securities primarily from third party pricing vendors engaged by Credco. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets.

Cardmember Receivables and Loans

Cardmember receivables represent amounts due from American Express charge card customers and are recorded at the time they are purchased from TRS and certain of its subsidiaries that issue the card (Card Issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses and typically include principal and any related accrued fees. Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC) from American Express Receivables Financing Corporation

V LLC (RFC V). During May 2005, TRS established the American Express Issuance Trust (AEIT), which is used to securitize cardmember receivables originated by TRS and its subsidiaries. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V. RFC V, in turn, is consolidated by TRS. Beginning in May 2005, CRC purchased participation interests held by AEIT from RFC V.

Cardmember loans represent amounts due from customers of American Express’ lending products, and are recorded at the time they are purchased from TRS. These loans are presented on the Consolidated Balance Sheets net of reserves for cardmember losses and include accrued interest receivable and fees as of the balance sheet date. Additionally, cardmember loans include balances with extended payment terms on certain charge card products, such as Sign & Travel® and Extended Payment Option. Credco’s policy is to cease accruing for interest receivable once a cardmember loan is greater than 180 days past due. Accruals that cease generally are not resumed.

Reserves for Losses – Cardmember Receivables and Loans

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s best estimate of losses inherent in Credco’s outstanding portfolio of receivables and loans. Management’s evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. Management considers whether to adjust the analytic models based on other factors, such as the level of coverage and recent trends of past-due accounts, as well as leading economic and market indicators, such as the unemployment rate, the consumer confidence index, the purchasing manager’s index, bankruptcy filings and the legal and regulatory environment. In periods of greater stress in the credit markets, management’s judgments around the reserves may require a more qualitative assessment.

Receivables and loans are written-off when management deems amounts to be uncollectible, which is generally determined by the numbers of days past due. In general, receivables accounts are written-off when 360 days past due for charge card products and 180 days past due for lending products. Receivables in bankruptcy and deceased accounts are written-off upon notification. Given both the size and the volatility of write-offs, management continually monitors evolving trends and adjusts its business strategy accordingly. To the extent historical credit experience is not indicative of future performance actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable.

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

Derivative financial instruments that qualify for hedge accounting
Derivative financial instruments that are entered into for hedging purposes are designated as such when Credco enters into the contract. For all derivative financial instruments that are designated for hedging activities, Credco formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. Credco formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. These assessments usually are made through the application of statistical measures. Credco does not apply the “short cut” method of hedge accounting to any transactions. In accordance with its risk management policies, Credco generally structures its hedges with very similar terms to the hedged items. Therefore, when applying the accounting requirements, Credco generally recognizes insignificant amounts of ineffectiveness through earnings. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective beginning January 1, 2008. The adoption of the accounting standards listed below will not have a material impact on Credco’s financial position or results of operations.

  Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), defines fair value, establishes a framework for measuring fair value and applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. SFAS No. 157 also establishes a multi-level hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. In addition, SFAS No. 157 expands disclosure requirements regarding the methods and inputs used to measure fair value and the effects on earnings.

  On January 1, 2008, Credco adopted SFAS No. 157 for its financial assets and liabilities only. The corresponding required disclosures will be included in Credco's March 31, 2008, quarterly report on Form 10-Q. FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” permits for the deferred effective date of SFAS No. 157 for non-financial assets and liabilities until January 1, 2009. Credco elected this deferral option for its non-financial assets and liabilities.

  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS No. 159), provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 allows entities to irrevocably elect, on a contract by contract basis, fair market value as the initial and subsequent measurement for certain financial assets and financial liabilities. Credco does not plan to elect the option to fair value any financial assets or financial liabilities under SFAS No. 159.

  Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), clarifies when income tax benefits from dividends paid on share-based payment awards should be recognized in equity or the income statement.

In addition to the above, the FASB has recently issued the following accounting standards, which are effective beginning January 1, 2009. Credco is currently evaluating the impact of these accounting standards.

  SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160), which is to be retrospectively applied, requires entities to include noncontrolling (minority) interests in partially owned consolidated subsidiaries within shareholders’ equity in the consolidated financial statements. SFAS No. 160 also requires the consolidating entity to include the earnings of the consolidated subsidiary attributable to the noncontrolling interest holder in its income statement with an offsetting charge (credit) to the non-controlling interest in shareholders’ equity.

Note 2 Investment Securities

The following is a summary of investment securities classified as Available-for-Sale at December 31:

	2007				2006
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
(Millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

U.S. Treasury and government
agency securities	$2,048	$26	$-	$2,074	$2,294	$7	$(2)	$2,299

U.S. Treasury and government
agency securities – restricted(a)	953	17	-	970	714	2	-	716
Total	$3,001	$43	$-	$3,044	$3,008	$9	$(2)	$3,015

(a)
U.S. Treasury and government agency securities - restricted at December 31, 2007 and 2006, represented $970 and $716 million, respectively, of securities loaned out on an overnight basis to financial institutions under the securities lending program described on page F-13.

At December 31, 2007, there were no U.S. Treasury and government agency securities held in an unrealized loss position. At December 31, 2006, $1 billion of Credco’s U.S. Treasury and government agency securities were held in a continuous unrealized loss position for less than twelve months and the gross unrealized losses associated were $2 million.

Credco reviews and evaluates investment securities at least quarterly and more often as market conditions may require to identify investment securities that have indications of possible other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, Credco considers several factors when evaluating securities for an other-than-temporary impairment, including the extent to which amortized cost exceeds fair value, the duration and size of that difference, and the issuer’s credit rating. Key metrics in performing this evaluation are the ratio of fair value to amortized cost and the determination of whether the difference is due to credit risk or market interest rate risk, whether Credco has the intent and ability to hold the securities for a time sufficient to recover the unrealized losses. As of December 31, 2007, there were no unrealized losses or temporary impairments by ratio of fair value to amortized cost.

The change in net unrealized securities gains (losses) in other comprehensive income includes two components: (i) holding gains (losses), which are unrealized gains (losses) that arose from changes in market value of securities that were held during the period; and (ii) reclassification for realized (gains) losses, which are gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities.

The following table summarizes the net change in accumulated other comprehensive income (loss) related to unrealized securities gains and losses:

Years Ended December 31, (Millions, net of tax)	2007	2006	2005
Balance at beginning of year	$5	$(16)	$(25)
Unrealized gains (losses)	23	5	(16)
Reclassification for realized (gains) losses	-	16	25
Net unrealized securities gains (losses) in
other comprehensive income	23	21	9
Balance at end of year	$28	$5	$(16)

The following is a distribution of Available-for-Sale investment securities by maturity as of December 31, 2007:

(Millions)	Cost	Estimated Fair Value
2008	$800	$802
2009	2,201	2,242
Total	$3,001	$3,044

Under securities lending agreements, Credco lends certain investment securities on an overnight basis to financial institutions. These lending arrangements are collateralized by an amount equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by Credco can be in the form of cash or marketable U.S. Treasury or government agency securities. Credco may only retain or sell these securities in the event of a borrower default. Credco’s loaned investment securities are considered restricted and pledged assets and, therefore, have been reclassified as investment securities restricted on the Consolidated Balance Sheet. The marketable securities received as collateral are not recorded in its Consolidated Balance Sheet, as Credco is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as interest income from investments. At December 31, 2007 and 2006, approximately $970 million and $716 million, respectively, of investment securities were loaned under these agreements.

Note 3 Cardmember Receivables and Loans

For the year ended December 31, Credco purchased the following:

(Billions)	2007	2006
Cardmember receivables	$291.7	$279.9
Cardmember loans	$1.7	$1.1

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2007	2006	2005
Reserve for losses:
Balance at beginning of year	$749	$686	$610
Additions:
Provision for losses (1)	842	589	662
Other credits (2)	14	11	552
Deductions:
Accounts written-off (1)	666	532	600
Other charges (3)	98	5	538

Balance at end of year	$841	$749	$686

Reserve for losses as a percentage of gross cardmember
receivables and loans owned at year-end	3.12%	2.66%	2.73%

(1)	Includes net of recoveries on accounts previously written-off of $175 million, $158 million, and $172 million in 2007, 2006 and 2005, respectively.

(2)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(3)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and loans and participation interests sold to affiliates.

Note 4 Short-Term Debt

Credco’s short-term debt outstanding, defined as debt with original maturities of less than one year, at December 31, was as follows:

(Millions)	2007			2006
			Year-End			Year-End
		Year-End	Effective		Year-End	Effective
		Stated	Interest		Stated	Interest
	Outstanding	Rate on	Rate with	Outstanding	Rate on	Rate with
	Balance	Debt (a)	Swaps (a)(b)	Balance	Debt (a)	Swaps (a)(b)

Commercial paper	$10,489	4.36%	4.33%	$ 5,782	5.23%	-
Borrowed Funds	305	4.85%	-	-	-	-
Bank notes payable	299	4.71%	-	101	5.18%	-
Total	$11,093	4.38%		$ 5,883	5.23%

(a)	For floating rate debt issuances, the stated and effective interest rates were based on the floating rates in effect at December 31, 2007 and 2006, respectively. These rates are not an indication of future interest rates.

(b)	Effective interest rates are only presented if swaps are in place to hedge the underlying debt at the respective year-end.

Credco has various facilities available to obtain short-term funding, including the issuance of commercial paper and agreements with banks. At December 31, 2007, there was $305 million of short-term borrowings under uncommitted lines of credit. Unused lines of credit available to support commercial paper borrowings were approximately $8.2 billion and $8.1 billion at December 31, 2007 and 2006, respectively. Credco pays fees to the financial institutions that provide these credit line facilities.

Credco paid $836 million, $615 million and $494 million of interest on short-term debt obligations in 2007, 2006 and 2005, respectively.

Note 5 Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, at December 31, was as follows:

(Millions)			2007			2006
			Year-	Year-End		Year-	Year-End
			End	Effective		End	Effective
			Stated	Interest		Stated	Interest
	Maturity	Outstanding	Rate on	Rate with	Outstanding	Rate on	Rate with
	Dates	Balance	Debt (a)	Swaps (a)(b)	Balance	Debt (a)	Swaps (a)(b)

Fixed and Floating Rate Senior
Notes(c)(d)	2008-2017	$ 19,137	4.98%	4.97%	$ 19,037	5.10%	5.10%
Borrowings under Bank Credit
Facilities	2012	3,146	7.34%	7.09%	2,753	6.69%	6.49%
Total		$ 22,283	5.31%		$ 21,790	5.30%

(a)	For floating rate debt issuances, the stated and effective interest rates were based on the floating rates in effect at December 31, 2007 and 2006, respectively. These rates are not indicative of future interest rates.

(b)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt at the respective year-end.

(c)	As of December 31, 2007, Credco’s outstanding debt includes $19 million of long-term note held by an affiliate.

(d)	Includes current portion of long-term debt of $7.4 billion and $3.4 billion at December 31, 2007 and 2006, respectively.

Aggregate annual maturities of long-term debt are as follows (millions):

Year
2008	$7,411
2009	5,643
2010	2,515
2011	1,554
2012	4,748
Thereafter	412
Total	$22,283

Credco paid interest on long-term debt obligations of $1,214 million, $930 million and $603 million in 2007, 2006 and 2005, respectively.

Other financial institutions have committed to extend lines of credit to Credco of $11.6 billion and $10.8 billion at December 31, 2007 and 2006, respectively. Of these amounts, $8.2 billion and $8.1 billion remained available for use as of December 31, 2007 and 2006, respectively.

Note 6 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 7 Derivatives and Hedging Activities

Credco uses derivative financial instruments to manage exposure to various market risks such as changes in benchmark interest rates and foreign exchange rates. The value of derivative instruments is derived from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity, indices or prices. Credco does not engage in any trading activities. Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate that risk, Credco’s counterparties are all required to be pre-approved and rated as investment grade or higher. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

The following table summarizes the total fair value, excluding interest accruals, of derivative product assets and liabilities at December 31:

(Millions)	2007		2006
	Assets	Liabilities	Assets	Liabilities

Cash flow hedges	$11	$56	$27	$11
Fair value hedges	30	-	-	4
Net investment hedges	3	6	-	5
Derivatives not designated as hedges	29	19	1	9
Total fair value, excluding accruals	$73	$81	$28	$29

The following table summarizes the income effects of derivatives for the years ended December 31:

(Millions)	2007	2006	2005

Cash flow hedges, net of tax(a):
Ineffective net gains	$-	$-	$1
Reclassification of realized gains (losses) from other
comprehensive income (loss)	$14	$69	$(8)

(a)	There were no (losses) gains due to exclusion of any component of derivative instruments from the assessment of hedge effectiveness for 2007, 2006 and 2005.

For fair value hedges, there were no gains or losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness. The amount of hedge ineffectiveness recognized for the years ended December 31, 2007, 2006 and 2005 was immaterial.

The following table summarizes the net change in accumulated other comprehensive income (loss) of derivatives for the years ended December 31:

(Millions)	2007	2006		2005

Cash flow hedges, net of tax(a):
Unrealized (losses) gains	$(26)		$22	$60
Reclassification for realized (gains) losses	(14)		(69)	8
Net change in accumulated other comprehensive (loss) income	$(40)	$	(47)	$68

Net investment hedges:
Net losses related to hedges in cumulative translation adjustment	$(43)		$(15)	$-
Net change in accumulated other comprehensive loss	$(43)		$(15)	$-

(a)	The net unrealized derivatives (losses) gains, net of tax, reflected in accumulated other comprehensive income as of December 31, 2007, 2006 and 2005, were $(30) million, $10 million and $57 million, respectively.

Cash Flow Hedges
A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability or a forecasted transaction. Credco hedges existing long-term debt, the rollover of short-term borrowings, primarily commercial paper, and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively fix the interest expense for the duration of the swap.

At December 31, 2007, Credco expects to reclassify $37 million of net pretax loss on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months. In the event that cash flow hedge accounting is no longer applied (i.e. Credco de-designates a derivative as hedge, a hedge is no longer considered to be highly effective, or the forecasted transaction being hedged is no longer probable of occurring), the reclassification from accumulated other comprehensive income (loss) into earnings may be accelerated and all future market value fluctuations of the derivative will be reflected in earnings.

Currently, the longest period of time over which Credco is hedging exposure to variability in future cash flows for forecasted transactions is approximately two years, which is related to bank notes.

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

(Millions)	2007		2006
	Assets	Liabilities	Assets	Liabilities
Foreign currency transactions	$ 32	$ 23	$ 1	$ 10
Interest rate swaps	-	2	-	4
Total fair value, excluding accruals	$ 32	$ 25	$ 1	$ 14

Note 8 Variable Interest Entities

Credco established a variable interest entity (American Express Canada Credit Corporation) used primarily to loan funds to affiliates, which are funded by third party borrowings. Credco is considered the primary beneficiary of the entity and, therefore, consolidates the entity. Total assets as of December 31, 2007 and 2006 were $2.6 billion and $2.2 billion, respectively. Total liabilities as of December 31, 2007 and 2006 were $2.4 billion and $2.0 billion, respectively. Credco consolidates this entity, because it owns all of the outstanding voting interests and is considered the primary beneficiary.

Note 9 Transactions with Affiliates

In 2007, 2006 and 2005, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $293.4 billion, $281.0 billion and $259.9 billion, respectively. The receivables agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2007 and 2006, CRC owned approximately $5.7 billion and $8.2 billion, respectively, of participation interests purchased from RFC V. During the fourth quarter of 2007, CRC sold back $2.0 billion, net of reserve, of gross seller’s interest in the charge cardmember receivables to RFC V. RFC V securitized $2.0 billion of charge cardmember receivables through the transfer of those assets to AEIT, which in turn issued notes to third-party investors collaterized by the transferred assets. At December 31, 2007 and 2006, there was no participation interest in cardmember loans owned by CRC.

Other transactions with American Express and its subsidiaries for the years ended December 31 were as follows:

December 31, (Millions)	2007	2006	2005
Cash and cash equivalents maintained with affiliates	$4	$5	$7
Maximum month-end level of cash and cash
equivalents during the year	9	145	10
Loans to affiliates	11,201	9,691	8,254
Due from affiliates	2,367	7	-
Maximum month-end level of loans to affiliates
during the year	11,346	9,691	8,254
Short-term debt to affiliates	8,682	9,586	8,043
Maximum month-end level of borrowings during the year	10,139	9,719	8,145
Interest income received from affiliates	650	523	396
Other income received from affiliates	8	6	6
Interest expense paid to affiliates	434	333	198
Service fees paid to affiliates(a)	192	93	2

(a)	Fees paid to affiliates for related servicing of receivables purchased.

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Of the $11 billion outstanding as of December 31, 2007, $8 billion is due to the transfer of cardmember receivables and cardmember loans with recourse and is collateralized by third-party assets owned by American Express or TRS and its subsidiaries. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statement of Income. As of December 31, 2007, no significant amount of loss reserves have been recorded and no amount of loans is 30 days or more past due.

At December 31, 2007, short-term debt with affiliates was $8.7 billion resulting in a year-end weighted average effective interest rate of 4.83 percent.

Components of loans to affiliates at December 31 were as follows:

(Millions)	2007	2006
TRS Parent	$-	$531
TRS Subsidiaries:
American Express Australia Limited	3,897	3,529
American Express Services Europe Limited	3,659	3,360
Amex Bank of Canada	2,664	2,166
American Express International, Inc.	535	105
American Express Co. (Mexico) S.A. De C.V.	446	-
Total	$11,201	$9,691

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. Changes to certain international funding strategies have resulted in the transfer of cardmember receivables with recourse to Credco from TRS subsidiaries. Prior to these funding strategy changes, Credco purchased cardmember receivables without recourse. These changes resulted in Credco recording additional loans to affiliates that are collaterized by $8 billion of the underlying cardmember receivables. In 2007, Credco started a funding strategy in Mexico that resulted in an increase in loans to affiliates. Beginning prospectively on September 30, 2007, certain cardmember receivables were reclassified to loans to affiliates. The loan with TRS Parent of $531 million was repaid during the first quarter of 2007.

On February 26, 2008, Credco increased its loan to American Express International, Inc. by $323 million.

The above transactions were based on negotiated pricing between Credco and its related parties and this pricing is intended to approximate market terms, even though comparable market pricing for unrelated parties may not be readily available in all circumstances.

Note 10 Fair Values of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements of SFAS No. 107 exclude leases, affiliate investments, pension and benefit obligations, insurance contracts, and all non-financial instruments.

The following table discloses fair value information of Credco’s financial assets and liabilities as of December 31 that are included in the scope of SFAS No. 107:

(Billions)	2007		2006
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Instrument Assets:
Assets for which carrying values equal or
approximate fair value	$ 34	$ 34	$ 31	$ 31
Loans to affiliates	$ 11	$ 11	$ 10	$ 10
Financial Instrument Liabilities:
Liabilities for which carrying values equal or
approximate fair value	$ 20	$ 20	$ 16	$ 16
Long-term debt	$ 22	$ 22	$ 22	$ 22

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2007 and 2006, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial Instruments assets for which carrying values equal or approximate fair values

Financial assets for which carrying values equal or approximate fair values include cash and cash equivalents, cardmember receivables, cardmember loans, loans to affiliates, due from affiliates, and certain other assets. For these assets, the carrying value approximates fair value because they are short-term in duration, or variable rate in nature.

Investments
Investments are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulative other comprehensive income (loss). The recognized gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value is other-than-temporary. See Note 2 for carrying and fair value information regarding investments.

Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets based upon the nature of the derivative. See Note 7 for fair value information regarding derivative financial instruments.

Financial Instrument liabilities for which carrying values equal or approximate fair values

Financial liabilities for which carrying values equal or approximate fair values include short-term debt, short-term debt to affiliates, current portion of long-term debt, accrued interest, and certain other liabilities. For these liabilities, the carrying values approximate fair value because these are short-term in duration, variable rate in nature, or have no defined maturity.

Long-term Debt
For long-term debt, fair value is estimated using either quoted market prices or discounted cash flows based on the Credco’s current borrowing rates for similar types of borrowing. For variable-rate long-term debt that reprices within one year, fair value approximates carrying value.

Note 11 Significant Credit Concentrations

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Credco’s total credit exposure. Credco’s primary credit exposure, cardmember receivables and loans and loans to affiliates, is diversified among TRS affiliated companies that operate in diverse industries, economic sectors and geographic regions.

The following table details Credco’s credit exposure by category at December 31:

(Billions)	2007	2006
On-balance sheet:
Individuals
Cardmember receivables and loans	$21	$22
Loans to affiliate	11	10
Due from affiliate	2	-
Money market securities (a)	3	1
U.S. Treasury and government agency securities (b)	3	3
All other (c)	7	6
Total on-balance sheet (d)	$47	$42

(a)	Money market securities include money market funds and short-term, high credit quality debt obligations of banks and corporations.

(b)	U.S. Treasury and government agency securities represent debt obligations of the U.S. Government and its agencies.

(c)	All other primarily includes cardmember receivables from other Corporate institutions.

(d)	Certain distinctions between categories require management judgment.

At December 31, 2007, Credco’s most significant concentration of credit risk was primarily with cardmember receivables and loans. Credco purchased cardmember receivables and loans from TRS and certain of its subsidiaries. TRS considers, on behalf of Credco, credit performance by customer tenure, industry, and geographic location in managing credit exposure. The following table details Credco’s cardmember receivables and lending exposure in the United States and International, at December 31:

(Billions)	2007	2006
On-balance sheet:
United States	$24	$25
International	3	3
On-balance sheet	$27	$28

The following table details Credco’s loans to affiliates in the United States and International, at December 31:

(Billions)	2007	2006
On-balance sheet:
United States	$-	$1
International	$11	9
On-balance sheet	$11	$10

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

The components of income tax expense included in Credco’s Consolidated Statements of Income and Shareholder’s Equity were as follows:

(Millions)	2007	2006	2005
Current income tax expense:
U.S. federal	$81	$94	$34
U.S. state & local	1	-	-
Non-U.S.	21	7	19
Total current income tax expense	103	101	53
Deferred income tax benefit:
U.S. federal	(46)	(6)	(3)
Total deferred income tax benefit	(46)	(6)	(3)
Total income tax expense	$57	$95	$50

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Combined tax at U.S. statutory federal income	35.0%	35.0%	35.0%
tax rate
Decrease in taxes resulting from:
Non-U.S. subsidiaries earnings	(27.7)	(21.8)	(24.2)
Actual tax rates	7.3%	13.2%	10.8%

Credco adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. The initial adoption of FIN 48 resulted in a charge of approximately $15 million to the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. The following table presents changes in the unrecognized tax benefits:

(Millions)	2007
Balance, January 1	$44
Increases for tax positions related to the current year	10
Increases for tax positions related to prior years	1
Balance, December 31	$55

Included in the $55 million of unrecognized tax benefits at December 31, 2007, are approximately $49 million that, if recognized, would favorably affect the effective tax rate in a future period and relates to Credco’s gross permanent benefits and corresponding foreign tax credits and federal tax effects.

During the year ended December 31, 2007, Credco recognized approximately $2 million of interest and penalties. Credco has approximately $10 million accrued for the payment of interest and penalties. Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision.

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $1.5 billion at December 31, 2007, are intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $487 million, have not been provided on those earnings.

Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of deferred tax assets and liabilities at December 31, are reflected in the following table:

(Millions)	2007	2006
Deferred tax assets:
Reserves not yet deducted for tax purposes	$287	$241
Net unrealized derivative losses	16	-
Other	9	1
Gross deferred tax assets	312	242
Deferred tax liabilities:
Net unrealized derivative gains	-	5
Net unrealized securities gains	15	3
Foreign Currency Translation Adjustments	8	3
Other	8	8
Gross deferred tax liabilities	31	19
Net deferred tax assets	$281	$223

Current federal taxes due to/from affiliates included current federal taxes receivable from TRS of $6 million at December 31, 2007, and current federal taxes payable of $24 million at December 31, 2006.

Income taxes paid by Credco during 2007 and 2006, including taxes paid to TRS, was $140 million, and $139 million, respectively. Income taxes refunded to Credco during 2005, including taxes refunded by TRS, was $12 million. These amounts include estimated tax payments and cash settlements relating to prior tax years.

Comprehensive income in the Consolidated Statement of Shareholder’s Equity is presented net of the following income tax (benefit) provision amounts:

Year ended December 31, (Millions)	2007	2006	2005
Comprehensive income components:
Net unrealized securities gains	$12	$11	$5
Net unrealized derivative (losses) gains	(21)	(26)	37
Foreign currency translation gains	5	2	-
Other	1	1	-
Net income tax (benefit) provision	$(3)	$(12)	$42

Note 13 Geographic Segments

Credco is principally engaged in the business of purchasing and financing cardmember receivables and loans arising from the use of the American Express card in the United States and foreign locations. The following presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2007	2006	2005
Revenues
United States	$2,749	$2,140	$1,561
International	1,113	877	715
Consolidated	$3,862	$3,017	$2,276
Pretax income
United States	$610	$607	$353
International	167	110	112
Consolidated	$777	$717	$465

Note 14 Quarterly Financial Data (Unaudited)

			2007			2006
Quarters Ended, (Millions)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$1,054	$992	$923	$893	$866	$818	$689	$644
Pretax income	144	211	227	195	193	181	199	144
Net income	156	191	201	172	169	160	167	126

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.		Description

3	(a)	Registrant’s Certificate of	Incorporated by reference to
		Incorporation, as amended	Exhibit 3(a) to Registrant’s
Registration
Statement on Form S-1
dated February 25, 1972
(File No. 2-43170).

3	(b)	Registrant’s By-Laws, amended and	Incorporated by reference to
		restated as of November 24, 1980	Exhibit 3(b) to Registrant’s
Annual Report on Form 10-
K (Commission File No. 1-
6908) for the year ended
December 31, 1985.

4	(a)	Registrant’s Debt Securities	Incorporated by reference to
		Indenture dated as of	Exhibit 4(s) to Registrant’s
		September 1, 1987	Registration Statement on
Form S-3 dated September
2, 1987
(File No. 33-16874).

4	(b)	Registrant’s Debt Securities Indenture	Incorporated by reference to
		dated as of June 1, 2006	Exhibit 4(a) to Registrant’s
Registration Statement on
Form S-3 dated June 8, 2006
(File No. 333-134864).

4	(c)	Form of Supplemental Indenture providing	Incorporated by reference to
		for an additional Trustee	Exhibit 4(b) to Registrant’s
Registration Statement on
Form S-3 dated June 8, 2006
(File No. 333-134864).

4	(d)	Form of Note with optional redemption	Incorporated by reference to
		provisions	Exhibit 4(c) to Registrant’s
Registration Statement on
Form S-3 dated June 8, 2006
(File No. 333-134864).

4	(e)	Form of Note with optional redemption	Incorporated by reference to
		and sinking fund provisions	Exhibit 4(d) to Registrant’s
Registration Statement on
Form S-3 dated June 8,
2006 (File No. 333-
134864).

4	(f)	Form of Original Issue Discount Note with	Incorporated by reference to
		optional redemption provisions	Exhibit 4(e) to Registrant’s
Registration Statement on
Form S-3 dated June 8,
2006 (File No. 333-
134864).

4	(g)	Form of Zero Coupon Note with optional	Incorporated by reference to
		redemption provisions	Exhibit 4(f) to Registrant’s
Registration Statement on
Form S-3 dated June 8,
2006 (File No. 333-
134864).

4	(h)	Form of Variable Rate Note with optional	Incorporated by reference to
		redemption and repayment provisions	Exhibit 4(g) to Registrant’s
Registration Statement on
Form S-3 dated June 8,
2006 (File No. 333-
134864).

4	(i)	Form of Extendible Note with optional	Incorporated by reference to
		redemption and repayment provisions	Exhibit 4(h) to Registrant’s
Registration Statement on
Form S-3 dated June 8,
2006 (File No. 333-134864).

4	(j)	Form of Fixed Rate Note	Incorporated by reference to
Exhibit 4(i) to Registrant’s
Registration Statement on
Form S-3 dated June 8,
2006 (File No. 333-134864).

4	(k)	Form of Floating Rate Note	Incorporated by reference to
Exhibit 4(j) to Registrant’s
Registration Statement on
Form S-3 dated June 8,
2006 (File No. 333-134864).

4	(l)	Form of Warrant Agreement	Incorporated by reference
to Exhibit 4(k) to
Registrant’s Registration
Statement on Form S-3
dated June 8, 2006
(File No. 333-134864).

4	(m)	Terms and conditions of debt instruments to	Incorporated by reference
		be issued outside the United States	to Exhibit 4(l) to
Registrant’s Annual Report
on Form 10-K
(Commission File No. 1-
6908) for the year ended
December 31, 1997.

4	(n)	Form of Permanent Global Fixed Rate	Incorporated by reference
		Senior Note, Series B	to Exhibit 4(s) to
Registrant’s Current Report
on Form 8-K (Commission
File No. 1-6908) dated
December 21, 2001.

4	(o)	Form of Permanent Global Floating Rate	Incorporated by reference
		Senior Note, Series B	to Exhibit 4(t) to
Registrant’s Current Report
on Form 8-K (Commission
File No. 1-6908) dated
December 21, 2001.

4	(p)	Form of Senior Floating Rate Note	Incorporated by reference
		Extendible Liquidity Securities® (EXLs® )	to Exhibit 4(u) to
Registrant’s Current Report
on Form 8-K (Commission
File No. 1-6908) dated
February 6, 2003.

4	(q)	Form of Global Fixed Rate Note	Incorporated by reference
to Exhibit 4(v) to
Registrant’s Current Report
on Form 8-K (Commission
File No. 1-6908) dated May
14, 2003.

4	(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference
to Exhibit 4(w) to
Registrant’s Current Report
on Form 8-K (Commission
File No. 1-6908) dated May
14, 2003.

4	(s)	Form of extendible monthly securities	Incorporated by reference
to Exhibit 4(n) to
Registrant’s Current
Report on Form 8-K
(Commission File No. 1-
6908) dated June 22,
2006.

4	(t)	Form of Permanent Global Registered	Incorporated by reference
		Fixed Rate Senior Note, Series C	to Exhibit 4(l) to
Registrant’s Registration
Statement on Form S-3
dated June 8, 2006 (File
No. 333-134864).

4	(u)	Form of Permanent Global Registered	Incorporated by reference
		Floating Rate Senior Note, Series C	to Exhibit 4(m) to
Registrant’s Registration
Statement on Form S-3
dated June 8, 2006 (File
No. 333-134864).

4	(v)	Conditions of Notes to be issued outside	Incorporated by reference
		the United States under the Registrant’s	to Exhibit 4(v) to
		Australian Debt Issuance Program	Registrant’s Annual
Report on Form 10-K
(Commission File No. 1-
6908) for the year ended
December 31, 2006.
4	(w)	The Registrant hereby agrees to furnish the
Commission, upon request, with copies of
the instruments defining the rights of
holders of each issue of long-term debt of
the Registrant for which the total amount
of securities authorized thereunder does
not exceed 10 percent of the total assets of
the Registrant

10	(a)	Receivables Agreement dated as of	Incorporated by reference
		January 1, 1983 between the Registrant	to Exhibit 10(b) to
		and American Express Travel Related	Registrant’s Annual
		Services Company, Inc.	Report on Form 10-K
(Commission File No. 1-
6908) for the year ended
December 31, 1987.

10	(b)	Amended and Restated Agreement for Sale	Incorporated by reference
		and Purchase of Receivables dated as of	to Exhibit 10.1 to
		October 26, 2007 between American	Registrant’s Quarterly
		Express Centurion Bank and American	Report on Form 10-Q
		Express Credit Corporation	(Commission File No. 1-
6908) for the quarter
ended September 30,
2007.
10	(c)	Amended and Restated Agreement for Sale	Incorporated by reference
		and Purchase of Receivables dated as of	to Exhibit 10.2 to
		October 26, 2007 between American	Registrant’s Quarterly
		Express Bank, FSB and American Express	Report on Form 10-Q
		Credit Corporation	(Commission File No. 1-
6908) for the quarter
ended September 30,
2007.
12.1		Computation in Support of Ratio of	Electronically filed
		Earnings to Fixed Charges of American	herewith.
Express Credit Corporation

12.2		Computation in Support of Ratio of	Electronically filed
		Earnings to Fixed Charges of American	herewith.
Express Company

23.1		Consent of PricewaterhouseCoopers LLP	Electronically filed
		Independent Registered Public Accounting	herewith.
Firm

31.1		Certification of Christopher S. Forno,	Electronically filed
		Chief Executive Officer, pursuant to Rule	herewith.
13a-14(a) promulgated under the Securities
Exchange Act of 1934, as amended

31.2		Certification of David L. Yowan, Chief	Electronically filed
		Financial Officer, pursuant to Rule 13a-	herewith.
14(a) promulgated under the Securities
Exchange Act of 1934, as amended

32.1		Certification of Christopher S. Forno,	Electronically filed
		Chief Executive Officer, pursuant to 18	herewith.
U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act
of 2002

32.2		Certification of David L.Yowan, Chief	Electronically filed
		Financial Officer, pursuant to 18 U.S.C.	herewith.
Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of
2002