Form 10-Q
period 2008-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2008-05-07
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Statements of Income and Retained
		Earnings – Three months ended March 31, 2008 and 2007	3

		Consolidated Balance Sheets –
		March 31, 2008 and December 31, 2007	4

		Consolidated Statements of Cash Flows –
		Three months ended March 31, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	12

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	21

		Signatures	22

		Exhibit Index	E-1

AMERICAN EXPRESS CREDIT CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues

Discount revenue earned from purchased
cardmember receivables and loans	$654	$662
Interest income from affiliates	188	148
Interest income from investments	72	67
Finance revenue	15	12
Other	1	4
Total revenues	930	893

Expenses

Provision for losses, net of recoveries: 2008, $42; 2007, $46	248	160
Interest expense	377	379
Interest expense to affiliates	83	113
Service fees to affiliates	51	45
Other	1	1
Total expenses	760	698

Pretax income	170	195
Income tax provision	16	23
Net income	154	172
Retained earnings at beginning of period	3,157	3,202
Dividends	(125)	(150)
Adoption of FIN 48	-	(15)
Retained earnings at end of period	$3,186	$3,209

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$7,548	$2,925
Investment securities	2,098	2,074
Investment securities restricted	984	970
Cardmember receivables, less reserves: 2008, $880; 2007, $831	23,705	25,504
Cardmember loans, less reserves: 2008, $10; 2007, $10	398	393
Loans to affiliates	11,633	11,201
Deferred charges and other assets	475	409
Due from affiliates	4,123	2,367
Total assets	$50,964	$45,843

Liabilities and Shareholder’s Equity

Short-term debt	$14,639	$11,093
Short-term debt to affiliates	11,887	8,682
Current portion of long-term debt	6,081	7,411
Long-term debt	14,301	14,872
Total debt	46,908	42,058
Accrued interest and other liabilities	568	339
Total liabilities	47,476	42,397

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares;
issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,186	3,157
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains	54	28
Net unrealized derivatives losses	(76)	(30)
Foreign currency translation adjustments	162	129
Total accumulated other comprehensive income	140	127
Total shareholder’s equity	3,488	3,446
Total liabilities and shareholder’s equity	$50,964	$45,843

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$154	$172
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses	290	206
Amortization and other	3	2
Deferred taxes	(9)	(6)
Changes in operating assets and liabilities:
Due from affiliates	(21)	(4)
Other operating assets and liabilities	171	75
Net cash provided by operating activities	588	445
Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	1,499	1,892
Purchase of investments	(201)	-
Maturities of investments	200	-
Net (increase) decrease in loans to affiliates	(165)	178
Net (increase) decrease in due from affiliates	(1,735)	486
Net cash (used in) provided by investing activities	(402)	2,556
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt to affiliates with maturities
of ninety days or less	3,205	(1,798)
Net increase in short-term debt with maturities of ninety days or less	1,724	176
Issuance of debt	2,630	1,881
Redemption of debt	(2,998)	(1,630)
Dividends paid	(125)	(150)
Net cash provided by (used in) financing activities	4,436	(1,521)
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net increase in cash and cash equivalents	4,623	1,477
Cash and cash equivalents at beginning of period	2,925	737
Cash and cash equivalents at end of period	$7,548	$2,214

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of Credco for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed. Certain prior year amounts have been reclassified to conform to the current year presentation of the Consolidated Statements of Cash Flows related to deferred taxes.

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

Recently Issued Accounting Standards

Effective January 1, 2008, Credco partially adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. FASB Staff Position (FSP FAS 157-2), “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in Credco’s financial statements on a recurring basis (at least annually), until its fiscal year beginning after November 15, 2008, including interim periods within that fiscal year (January 1, 2009 for Credco). In accordance with FSP FAS 157-2, Credco has partially adopted SFAS No. 157 and has not applied the provisions of SFAS No. 157 to its equipment balances. Credco does not have any goodwill, intangible assets, land, or buildings that require the application of FAS 157.

Credco’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on the company’s principal or most advantageous market for the specific asset or liability. The primary impact to Credco upon its partial adoption of SFAS No. 157 was through the expanded disclosure requirements. There were no impacts to the Consolidated Financial Statements. Refer to Note 4 for further details on Credco’s partial adoption of SFAS No. 157.

Effective January 1, 2008, Credco adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows companies the option to irrevocably elect, on a contract by contract basis, fair value as the initial and subsequent measurement for certain financial assets and financial liabilities. Credco has not elected the option for fair value measurement for any additional financial assets or financial liabilities under SFAS No. 159.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As disclosed in Credco’s Form 10-K for the year ended December 31, 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is effective for Credco beginning January 1, 2009, is currently being evaluated for possible impact to Credco upon adoption.

During 2008, the FASB has issued the following accounting standards which are effective for Credco beginning January 1, 2009. Credco is currently evaluating the impact of these accounting standards.

  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161), amends and expands the disclosure requirements of FASB Statement No. 133 requiring enhanced disclosures about Credco’s derivative and hedging activities. Credco is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect Credco’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption.

  FSP No. FAS 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FAS 140-3) applies to repurchase financings, which are repurchase transactions that relate to previously transferred financial assets between the same counterparties (or the consolidated affiliates of either counterparty), that are entered into contemporaneously with, or in contemplation of, the initial transfer. FSP FAS 140-3 establishes criteria that may require the previously transferred assets and the repurchase transaction to be linked, therefore altering the financial reporting outcome of the transaction. Historically, these types of transactions have been accounted for separately, the initial transaction accounted for as a sale and the subsequent transaction as a repurchase. Credco does not believe it has any transactions falling within the scope of FSP FAS 140-3, however, Credco is currently evaluating this assessment.

2.  Investment Securities

The following is a summary of investment securities at March 31, 2008 and December 31, 2007:

Available-for-Sale	2008						2007

		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government
agency securities	$2,049	$49	$-	$2,098	$2,048	$26	$-	$2,074
U.S. Treasury and government
agency securities – restricted(a)	950	34	-	984	953	17	-	970
Total	$2,999	$83	$-	$3,082	$3,001	$43	$-	$3,044

(a) U.S. Treasury and government agency securities - restricted represented securities loaned out on an overnight basis to financial institutions under the securities lending program.

All of Credco’s investment securities are classified as Available-for-Sale. There were no realized gains or losses on U.S. Treasury and government agency securities for the three months ended March 31, 2008.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

marketable securities received as collateral are not recorded in its Consolidated Balance Sheet, as Credco is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as interest income from investments.

3.  Comprehensive Income

     The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
(Millions)	March 31,
	2008	2007
Net income	$154	$172
Other comprehensive income (loss):
Net unrealized securities gains	26	1
Net unrealized derivatives losses	(46)	(4)
Foreign currency translation adjustments	33	14
Total	$167	$183

4.  Fair Value Measurements

Effective January 1, 2008, Credco partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Credco’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities. Therefore, the primary impact to Credco upon its partial adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

  Unadjusted Quoted Prices – The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities. An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1)

  Pricing Models with Significant Observable Inputs – The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2)

  Pricing Models with Significant Unobservable Inputs – The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be retained interest in a securitization trust. (Level 3)

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents Credco’s financial instruments carried at fair value as of March 31, 2008, by caption on the Consolidated Balance Sheet and by SFAS No. 157 fair value hierarchy (as described previously).

	Total Carrying Value
	in the Consolidated
	Balance Sheet	Fair Value
(Millions)	at March 31, 2008	Hierarchy Level (a)
Assets
Investment securities (b)	$3,082	2
Deferred charges and other assets -
Derivatives, net (c)	120	2
Total assets at fair value	$3,202

Liabilities
Accrued interest and other liabilities –
Derivatives, net (c)	$162	2
Total liabilities at fair value	$162

(a) The level in the fair value hierarchy to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. Credco does not have any financial assets or liabilities categorized within Level 1 or Level 3 of the fair value hierarchy.
(b) See Note 2 of Credco’s Consolidated Financial Statements for details of investment securities.
(c) Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. At March 31, 2008, $1 million has been offset against the derivative assets and liabilities and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

Description of Financial Assets and Liabilities Fair Value Methodologies
The following is a description of the valuation techniques used for the respective financial instruments when measured at fair value, including the general classification of such items pursuant to the fair value hierarchy. These techniques may produce fair values that may not be indicative of a future sale, or reflective of future fair values. The use of different techniques to determine the fair value of these types of financial instruments could result in different estimates of fair value at the reporting date.

Investment Securities
The fair market values for Credco’s investments are obtained primarily from third-party pricing vendors engaged by Credco. When available, quoted market prices are used to determine fair value. Where quoted prices are available in an active market, investments are classified within Level 1 of the fair value hierarchy. Currently, Credco does not have any Level 1 investment securities.

When quoted prices in an active market are not available, fair values are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques vary depending on the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and benchmarking of like securities. The pricing models used generally do not entail substantial subjectivity because the methodologies employed use inputs observed from active markets or recent trades of similar securities in inactive markets. All of Credco’s investment securities are classified as Level 2 of the fair value hierarchy.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credco has a thorough and documented understanding of the valuation techniques used by its pricing vendors. In addition, Credco corroborates the prices provided by its pricing vendors to test their reasonableness by comparing their prices to valuations from different pricing sources.

Deferred Charges and Other Assets and Accrued Interest and Other Liabilities – Derivatives, net
The fair values of derivatives are estimated by using pricing models, where the inputs to those models are based on readily observable market parameters. The valuation models used by Credco are consistently applied and reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, foreign exchange rates, and volatility. These models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to the models are readily observable from actively quoted markets.

Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. Credit valuation adjustments are necessary when the market parameter (for example, a benchmark curve) used to value derivatives is not indicative of the credit quality of Credco or its counterparties. Credco manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over their remaining lives, considering such factors as maturity date and the volatility of the underlying or reference index. Credco mitigates derivative credit risk by transacting with highly rated counterparties, and where possible entering into legally enforceable master netting agreements which reduce credit risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. Management has evaluated the credit and nonperformance risks associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment.

Credco’s derivatives primarily include interest rate swaps, foreign currency forwards, foreign currency options, and cross currency swaps. Such instruments are classified within Level 2 of the fair value hierarchy.

5.  Income Taxes

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a separate company basis. If benefits for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a separate company basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on a TRS consolidated reporting basis.

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. American Express is currently under examination by the IRS for the years 1997- 2004.

Credco had approximately $72 million and $55 million of unrecognized tax benefits at March 31, 2008 and December 31, 2007, respectively. The change is primarily due to an increase in unrecognized tax benefits relating to the attribution of taxable income to a particular jurisdiction or jurisdictions.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

inherent complexities and the number of tax years currently under examination, it is not possible to quantify the impact such changes may have on the effective tax rate.

Credco’s effective tax rate was 9 percent for the three months ended March 31, 2008, compared with 7 percent for the full year 2007.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Credit Corporation, together with its subsidiaries (Credco), is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express Company (American Express). Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans comprised of American Express credit card and Sign & Travel®, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express cards and American Express credit cards are collectively referred to herein as the Card.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased 10 percent to $154 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The year-over-year decrease was primarily due to an increase in provision for losses, net of recoveries and loan service fees, partially offset by an increase in interest income earned on loans to affiliates and investments.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the three month period ended March 31, 2008, compared with the three month period ended March 31, 2007 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$(12)
Discount rates	4
Total	$(8)
Interest income from affiliates:
Average loans to affiliates	$35
Interest rates	5
Total	$40
Interest income from investments:
Average investments outstanding	$33
Interest rates	(28)
Total	$5
Provision for losses, net of recoveries:
Volume of receivables and loans purchased	$(3)
Provision rates and volume of recoveries	91
Total	$88

AMERICAN EXPRESS CREDIT CORPORATION

Interest expense:
Average debt outstanding	$62
Interest rates	(64)
Total	$(2)
Interest expense to affiliates:
Average debt outstanding	$8
Interest rates	(38)
Total	$(30)

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 1 percent or $8 million to $654 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to a decrease in volume of receivables purchased, partially offset by a higher discount rate. Volume of receivables and loans purchased for the three months ended March 31, 2008, was 2 percent lower than the same period a year ago; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of approximately 1 basis point compared to the three months ended March 31, 2007.

Interest Income from Affiliates

Interest income from affiliates increased 27 percent or $40 million to $188 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The year-over-year increase is due to an increase in both the volume of loans to affiliates, and to a lesser extent the interest rates charged to affiliates. The average volume of loans to affiliates increased due to a change in international funding strategy as further discussed below. The average interest rate charged to affiliates during the three months ended March 31, 2008, was 4 basis points higher than the average interest rate charged to affiliates in the same three month period a year ago.

Interest Income from Investments

Interest income from investments increased 7 percent or $5 million to $72 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The year-over-year increase is due to an increase in the average outstanding of cash and cash equivalents offset by the decrease of the average interest rate on the total investment portfolio of approximately 35 basis points for the three months ended March 31, 2008, as compared to the same three month period a year ago. The increase in cash reflects the issuance of short-term and long-term debt that was in excess of Credco’s business operating needs, and the investment of the proceeds in cash equivalents.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries increased 55 percent or $88 million to $248 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The year-over-year increase primarily reflects higher write-off and delinquency rates compared to the same period a year ago, reflecting a more difficult U.S. credit environment.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates decreased 1 percent and 27 percent, respectively, for the three months ended March 31, 2008, as compared to the same period a year ago, due to lower interest rates. The average interest rate on debt outstanding during the three months ended March 31, 2008, was 19 basis points lower than the same period a year ago. The average rate due to affiliates during the three months ended March 31, 2008, was 41 basis points lower than the same period a year ago.

AMERICAN EXPRESS CREDIT CORPORATION

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased. Service fees to affiliates increased 13 percent or $6 million to $51 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due to an increase in servicing provided by service level agreements with affiliates.

Income Taxes

Credco's effective tax rate for the three months ended March 31, 2008 was 9 percent compared with 12 percent for the three month period ended March 31, 2007. The effective tax rate was lower in 2008 as compared to 2007, primarily as a result of an increase in the proportion of foreign subsidiary pretax income to total pretax income.

Cardmember Receivables

At March 31, 2008 and December 31, 2007, Credco owned $24.6 billion and $26.3 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At March 31, 2008 and December 31, 2007, CRC owned approximately $4.0 billion and $5.7 billion, respectively, of participation interests purchased from RFC V. On April 3, 2008, CRC sold back $893 million, net of reserve, of gross seller’s interest in the charge cardmember receivables to RFC V. RFC V securitized $914 million of charge cardmember receivables through the transfer of those assets to American Express Issuance Trust (AEIT), which in turn issued notes to third-party investors collateralized by the transferred assets.

The following table summarizes selected information related to the cardmember receivables portfolio:

	March 31,	December 31,	March 31,
As of and for three months ended (Millions, except percentages)	2008	2007	2007
Total cardmember receivables	$24,585	$26,335	$25,487
90 days past due as a % of total	4.4%	4.0%	3.6%
Loss reserves	$880	$831	$738
as a % of receivables	3.6%	3.2%	2.9%
as a % of 90 days past due	81%	77%	80%
Write-offs, net of recoveries	$191	$182	$159
Net write-off rate (1)	0.29%	0.24%	0.24%
Average life of cardmember receivables (in days) (2)	34	32	35

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(2)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables owned at March 31, 2008 decreased approximately $1.7 billion from December 31, 2007, as a result of lower consumer, small business and corporate cardmember receivables purchased during the three months ended March 31, 2008, as well as the effect of changing certain international funding strategies, which resulted in a shift in the mix of cardmember receivables and loans to affiliates. The cardmember receivables purchased for the three months ended March 31, 2008, decreased approximately 2 percent from the cardmember receivables purchased during the three months ended March 31, 2007.

AMERICAN EXPRESS CREDIT CORPORATION

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

	March 31,	March 31,
Three months ended (Millions)	2008	2007
Balance, beginning of period	$841	$749
Provision for losses (1)	248	160
Accounts written-off (1)	(194)	(161)
Other	(5)	-
Balance, end of period	$890	$748

(1) Includes recoveries on accounts previously written-off of $42 million and $46 million during the three months ended March 31, 2008 and 2007, respectively.

Loans to Affiliates

Components of loans to affiliates were as follows:

	March 31,	December 31,	March 31,
(Millions)	2008	2007	2007
TRS Subsidiaries:
American Express Australia Limited	$3,942	$3,897	$3,550
American Express Services Europe Limited	3,776	3,659	3,414
Amex Bank of Canada	2,605	2,664	2,181
American Express International, Inc.	849	535	105
American Express Co. (Mexico) S.A. De C.V.	461	446	352
Total	$11,633	$11,201	$9,602

Changes to certain international funding strategies have generally resulted in the transfer of receivables with recourse to Credco from certain TRS subsidiaries. Prior to these funding strategy changes, Credco purchased the cardmember receivables without recourse and recorded the receivables as cardmember receivables. These funding strategy changes resulted in Credco recording additional loans to affiliates that are collateralized by approximately $8.2 billion of the underlying cardmember receivables transferred with recourse. In 2007, Credco implemented a similar funding strategy in Mexico that resulted in an increase in loans to affiliates. Beginning prospectively on September 30, 2007, certain cardmember receivables were reclassified to loans to affiliates. The remaining increase in loans to affiliates was due to overall business growth.

During the first quarter of 2008, Credco increased its loan to American Express International, Inc. by $323 million.

Due from Affiliates

At March 31, 2008 and December 31, 2007, due from affiliates was $4.1 billion and $2.4 billion, respectively. These amounts relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, which are settled in the subsequent month in the normal course of business. The increase in the balance from December 31, 2007, to March 31, 2008, is primarily driven by settlement cut-off timing and seasonality.

Impact of Credit and Capital Markets Environment

Overview

In December 2007, Credco began to feel the effects of the weakening U.S. economy as past-due and write-off rates for U.S. cardmembers increased. In the latter part of 2007, there was also significant volatility in the capital markets, particularly for the valuations of mortgage-backed and other asset-backed structured products as well as in the issuance cost and availability of short-term, asset-backed debt for certain issuers. These trends continued

AMERICAN EXPRESS CREDIT CORPORATION

into the first quarter of 2008. At March 31, 2008, Credco did not hold any mortgage-backed and asset-backed securities in its investment portfolio.

U.S. Cardmember Receivables

In the first quarter of 2008, there was a slower growth rate in U.S. cardmember receivables compared to recent quarters. The slow down in growth rate is primarily driven by a weaker U.S. macro economic environment. Also, as expected, Credco saw a rise in delinquencies in its U.S. receivables portfolio in the first quarter, particularly in areas hardest hit by declines in the housing market.

Investment Portfolio

Credco’s investment portfolio primarily supports its contingent liquidity strategy. As a result, Credco generally holds investments to maturity. However, management may sell securities prior to maturity due to changes in Credco’s business goals, liquidity needs, and the market environment. At March 31, 2008, Credco owned approximately $3.1 billion of U.S. Treasury and government agency securities (Fannie Mae and Freddie Mac). The current credit market environment had a small positive impact on the values of U.S. Treasury and government agency securities.

Credco did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal, on any of its holdings in its investment portfolio in the first quarter of 2008.

Valuations of securities held within Credco’s investment portfolio will continue to be subject to changes in external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Credco’s future results may be impacted by the valuation adjustments applied to these holdings.

Funding

Credco is committed to maintaining cost-effective, well-diversified funding programs to support current and future asset growth in its global businesses. Credco’s funding plan is structured to meet expected and changing business needs to fund asset balances efficiently and cost-effectively. Credco relies on diverse sources of funding, with wide ranges of maturities, and its contingent liquidity strategy allows for the continued funding of business operations through difficult economic, financial market and business conditions when access to regular funding sources could become diminished or interrupted. Credco’s funding plans are subject to various risks and uncertainties, such as future business growth, market capacity and demand for securities offered by Credco and regulatory changes. Many of these risks and uncertainties are beyond Credco’s control.

Despite the turmoil in the fixed-income capital markets that emerged in the second half of 2007 and continued into 2008, Credco had access to financing through its existing funding sources in excess of needs to satisfy maturing obligations and to fund its business growth.

Credco will continue to evaluate its alternative sources of funding and seek the mix that achieves cost-efficiency consistent with its funding and liquidity strategies. Further disruptions and continued turmoil in the financial markets could result in changes in the amount and mix of financing it obtains in the future from its existing funding sources. Specifically, a lack of investor demand in sectors of the debt capital market, such as for 1-to-5 year unsecured floating rate debt or commercial paper, could alter Credco’s funding mix. In such cases, Credco could increase its issuance of longer-term debt.

Credit ratings have a significant impact on the borrowing costs of Credco. There have been no changes in Credco’s credit ratings during the first quarter of 2008.

AMERICAN EXPRESS CREDIT CORPORATION

Fair Value Measurements

Effective January 1, 2008, Credco partially adopted Statement of Financial Accounting Standards (SFAS) No. 157 for its financial assets and liabilities that are accounted for at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Credco’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities. Therefore, the primary impact to Credco upon its partial adoption of SFAS No. 157 was expanding its fair value measurement disclosures.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

  Unadjusted Quoted Prices – The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities. An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1)

  Pricing Models with Significant Observable Inputs – The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2)

  Pricing Models with Significant Unobservable Inputs – The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be the retained interest in a securitization trust. (Level 3)

Credco does not have any financial assets or liabilities categorized within Level 1 or Level 3 of the fair value hierarchy. See Note 4 of Credco’s Consolidated Financial Statements for further details regarding its fair value measurements.

Consolidated Liquidity and Capital Resources

Credco had cash and cash equivalents of approximately $7.5 billion and $2.9 billion at March 31, 2008 and December 31, 2007, respectively.

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued.

AMERICAN EXPRESS CREDIT CORPORATION

The commercial paper market represents the primary source of short-term funding for Credco. Credco’s commercial paper, a widely recognized name among short-term investors, was as follows:

	March 31,	December 31,
(Billions, except percentages)	2008	2007

Commercial paper outstanding	$14.1	$10.5
Average commercial paper outstanding	$11.6	$7.8
Net short-term debt outstanding(1)	$6.8	$7.9
Total back-up liquidity coverage of net
short-term debt(2)	162%	140%

(1)

Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt, consists of commercial paper and certain other short-term borrowings less cash and cash equivalents.

(2)	Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities.

Long-term debt is raised through the offering of debt securities in the United States and in certain international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco continues to issue debt with a wide range of maturities to diversify the refinancing requirements in future periods.

Credco had the following long-term debt outstanding:

	March 31,	December 31,
(Billions)	2008	2007

Long-term debt outstanding	$20.4	$22.3
Average long-term debt	$22.0	$22.7

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. During the three months ended March 31, 2008, Credco did not issue debt securities from its U.S. shelf registration. At March 31, 2008, Credco had $11.4 billion of debt securities outstanding, issued under the SEC registration statements.

Credco, TRS, American Express Overseas Credit Corporation Limited (AEOCC), American Express Centurion Bank, and American Express Bank, FSB have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. As of March 31, 2008, the maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10.0 billion. The proceeds of these issuances are used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At March 31, 2008, $4.2 billion was outstanding under this program, of which $2.9 billion was issued by Credco.

Credco established a program in Australia for the issuance of debt securities from time to time of up to approximately $5.5 billion. During the three months ended March 31, 2008, no notes were issued under this program. At March 31, 2008, approximately $4.7 billion was available for issuance under this program.

During the fourth quarter of 2007, the shelf prospectus previously filed by American Express Canada Credit Corporation (Cancredco), an indirect wholly-owned subsidiary of Credco, in Canada expired for the Canadian medium-term note program. Also during that quarter, Cancredco borrowed approximately $295 million from the Bank of Montreal under a credit agreement guaranteed by Credco. The proceeds were used to pay the long-term notes under this program that had matured. On April 14, 2008, Cancredco repaid this loan.

AMERICAN EXPRESS CREDIT CORPORATION

During the first quarter of 2008, a new shelf prospectus was filed and became effective in Canada for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $3.4 billion of notes by Cancredco. All notes issued under this shelf registration will be guaranteed by Credco. On April 11, 2008, Cancredco issued approximately $492 million of medium-term notes. The financial results of Cancredco are included in the consolidated financial results of Credco.

Credco paid cash dividends of $125 million to TRS during the three months ended March 31, 2008.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at March 31, 2008 as follows:

		American
(Billions)	Total	Express	Credco
Committed(a)	$11.8	$1.2	$10.6(b)
Outstanding	$3.6	$-	$3.6

(a)	Included is $3.3 billion related to the Australian credit facility and $295 million related to the Canadian credit facility.
(b)	Credco has the right to borrow a maximum amount of $11.8 billion with a commensurate maximum $1.2 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2008	$0.3
2010	1.9
2011	2.8
2012	6.8
Total	$11.8

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.37, for the three months ended March 31, 2008. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2008 was 2.35.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

Forward-Looking Statements

Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are

AMERICAN EXPRESS CREDIT CORPORATION

not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

  the potential failure of the U.S. Congress to extend the active financing exception to Subpart F of the Internal Revenue Code, which is scheduled to expire at the end of 2008 and could increase Credco’s effective tax rate;

  changes in laws or government regulations affecting American Express Company’s business, including the potential impact of regulations proposed by federal bank regulators relating to certain credit and charge card practices;

  the effect of fluctuating interest rates, which could affect Credco’s borrowing costs; and

  the impact on American Express Company’s business resulting from continuing geopolitical uncertainty.

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

Item 4.  CONTROLS AND PROCEDURES

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco’s disclosure controls and procedures are effective. There have not been any changes in Credco’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Credco’s fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Credco’s internal control over financial reporting.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	May 7, 2008	By	/s/ Christopher S. Forno
Christopher S. Forno
President and Chief Executive Officer

DATE:	May 7, 2008	By	/s/ Lawrence A. Belmonte
Lawrence A. Belmonte
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4	The registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant.

Exhibit 12.1	Computation in Support of Ratio of	Electronically filed herewith.
Earnings to Fixed Charges of American
Express Credit Corporation.

Exhibit 12.2	Computation in Support of Ratio of	Electronically filed herewith.
Earnings to Fixed Charges of American Express
Company.

Exhibit 31.1	Certification of Christopher S. Forno, Chief	Electronically filed herewith.
Executive Officer, pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act
of 1934, as amended.

Exhibit 31.2	Certification of David L. Yowan, Chief	Electronically filed herewith.
Financial Officer, pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act
of 1934, as amended.

Exhibit 32.1	Certification of Christopher S. Forno, Chief	Electronically filed herewith.
Executive Officer, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of David L. Yowan, Chief	Electronically filed herewith.
Financial Officer, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

E-1