Form 10-Q
period 2008-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2008-08-05
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
  X   Yes   ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
___ Yes      X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income and Retained
		Earnings – Three and six months ended June 30, 2008
		and 2007	3

		Consolidated Balance Sheets –
		June 30, 2008 and December 31, 2007	4

		Consolidated Statements of Cash Flows –
		Six months ended June 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results
		of Operations	12

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	21

		Signatures	22

		Exhibit Index	E-1

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues

Discount revenue earned from purchased
cardmember receivables and loans	$595	$691	$1,249	$1,353
Interest income from affiliates	194	155	382	303
Interest income from investments	71	63	143	130
Finance revenue	2	13	17	25
Other	3	1	4	5
Total revenues	865	923	1,795	1,816

Expenses

Provision for losses, net of recoveries:
2008, $39; 2007, $43 for the three months ended;
2008, $81; 2007, $89 for the six months ended	108	154	356	314
Interest expense	339	392	716	771
Interest expense to affiliates	72	102	155	215
Service fees to affiliates	51	47	102	92
Other	1	1	2	2
Total expenses	571	696	1,331	1,394

Pretax income	294	227	464	422
Income tax provision	41	26	57	49
Net income	253	201	407	373
Retained earnings at beginning of period	3,186	3,209	3,157	3,202
Dividends	(85)	(150)	(210)	(300)
Adoption of FIN 48	-	-	-	(15)
Retained earnings at end of period	$3,354	$3,260	$3,354	$3,260

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$5,049	$2,925
Investment securities	2,574	2,074
Investment securities restricted	467	970
Cardmember receivables, less reserves: 2008, $771; 2007, $831	24,525	25,504
Cardmember loans, less reserves: 2008, $11; 2007, $10	377	393
Loans to affiliates	11,640	11,201
Deferred charges and other assets	441	409
Due from affiliates	1,927	2,367
Total assets	$47,000	$45,843

Liabilities and Shareholder’s Equity

Short-term debt	$12,768	$11,093
Short-term debt to affiliates	8,139	8,682
Current portion of long-term debt	5,539	7,411
Long-term debt	16,323	14,872
Total debt	42,769	42,058
Accrued interest and other liabilities	539	339
Total liabilities	43,308	42,397

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares;
issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,354	3,157
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains	30	28
Net unrealized derivatives losses	(37)	(30)
Foreign currency translation adjustments	183	129
Total accumulated other comprehensive income	176	127
Total shareholder’s equity	3,692	3,446
Total liabilities and shareholder’s equity	$47,000	$45,843

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$407	$373
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses	437	403
Amortization and other	6	5
Deferred taxes	(23)	-
Changes in operating assets and liabilities:
Due from affiliates	135	(14)
Other operating assets and liabilities	317	88
Net cash provided by operating activities	1,279	855
Cash Flows from Investing Activities
Net decrease (increase) in cardmember receivables and loans	511	(395)
Purchase of investments	(598)	-
Maturities of investments	600	-
Net (increase) decrease in loans to affiliates	(109)	24
Net decrease (increase) in due from affiliates	305	(82)
Net cash provided by (used in) investing activities	709	(453)
Cash Flows from Financing Activities
Net decrease in short-term debt to affiliates with maturities of
ninety days or less	(543)	(1,645)
Net (decrease) increase in short-term debt with maturities of
ninety days or less	(535)	2,203
Issuance of debt	8,914	3,559
Redemption of debt	(7,490)	(3,031)
Dividends paid	(210)	(300)
Net cash provided by financing activities	136	786
Effect of exchange rate changes on cash and cash equivalents	-	(3)
Net increase in cash and cash equivalents	2,124	1,185
Cash and cash equivalents at beginning of period	2,925	737
Cash and cash equivalents at end of period	$5,049	$1,922

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

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to cardmember receivables and loans and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Recently Issued Accounting Standards

Effective January 1, 2008, Credco partially adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in Credco’s financial statements on a recurring basis (at least annually), until its fiscal year beginning after November 15, 2008, including interim periods within that fiscal year (January 1, 2009 for Credco). In accordance with FSP FAS 157-2, Credco has partially adopted SFAS No. 157 and has not applied the provisions of SFAS No. 157 to its equipment balances. Credco does not have any goodwill, intangible assets, land, or buildings that require the application of FAS 157.

Credco’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on the company’s principal or most advantageous market for the specific asset or liability. The primary impact to Credco upon its partial adoption of SFAS No. 157 is the expanded disclosure requirements. There were no impacts to the Consolidated Financial Statements. Refer to Note 4, which provides further details on Credco’s partial adoption of SFAS No. 157.

Effective January 1, 2008, Credco adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows companies the option to irrevocably elect, on a contract by contract basis, fair value as the initial and subsequent measurement for certain financial assets and financial liabilities. Credco has not elected the option for fair value measurement under SFAS No. 159 for any additional financial assets or financial liabilities that were not previously recognized at fair market value.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As disclosed in Credco’s Form 10-K for the year ended December 31, 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is effective for Credco beginning January 1, 2009, is currently being evaluated for possible impact to Credco upon adoption.

During 2008, the FASB has issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161), amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), requiring enhanced disclosures about Credco’s derivative and hedging activities. Under SFAS No. 161, Credco is required to provide disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect Credco’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively beginning January 1, 2009, and applies to derivative instruments existing at the reporting date, with comparative disclosures of earlier periods encouraged upon initial adoption. Credco is currently evaluating the impact of this accounting standard.

2.	Investment Securities

	The following is a summary of investment securities at June 30, 2008 and December 31, 2007:

	Available-for-Sale	2008				2007

			Gross	Gross	Estimated		Gross	Gross	Estimated
			Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	U.S. Treasury and government
	agency securities	$2,536	$41	$(3)	$2,574	$2,048	$26	$-	$2,074
	U.S. Treasury and government
	agency securities – restricted(a)	458	9	-	467	953	17	-	970
	Total(b)	$2,994	$50	$(3)	$3,041	$3,001	$43	$-	$3,044

(a)	U.S. Treasury and government agency securities - restricted represented securities loaned out on an overnight basis to financial institutions under the securities lending program.
(b)	Total investment securities include $2.6 billion of senior debentures issued by Government Sponsored Entities (Fannie Mae and Freddie Mac) at both June 30, 2008 and December 31, 2007.

All of Credco’s investment securities are classified as Available-for-Sale. There were no realized gains or losses on U.S. Treasury and government agency securities for the six months ended June 30, 2008.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Six Months Ended
(Millions)	June 30,		June 30,
	2008	2007	2008	2007
Net income	$253	$201	$407	$373
Other comprehensive income (loss):
Net unrealized securities (losses) gains	(24)	(9)	2	(8)
Net unrealized derivatives gains (losses)	39	16	(7)	12
Foreign currency translation adjustments	21	47	54	59
Total	$289	$255	$456	$436

4.	Fair Value Measurements

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

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

  Unadjusted Quoted Prices – The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities. An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1)

  Pricing Models with Significant Observable Inputs – The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2)

  Pricing Models with Significant Unobservable Inputs – The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be the retained subordinated interest in a securitization trust. (Level 3)

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents Credco’s financial instruments carried at fair value as of June 30, 2008, by caption on the Consolidated Balance Sheet and by SFAS No. 157 fair value hierarchy level (as described previously).

	Total Carrying Value in the
	Consolidated Balance Sheet	Fair Value
(Millions)	at June 30, 2008	Hierarchy Level (a)
Assets
Investment securities (b)	$3,041	2
Deferred charges and other assets -
Derivatives, net (c)	75	2
Total assets at fair value	$3,116

Liabilities
Accrued interest and other liabilities –
Derivatives, net (c)	$102	2
Total liabilities at fair value	$102

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

(b) See Note 2 of Credco’s Consolidated Financial Statements for details of investment securities.
(c) Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. At June 30, 2008, the amount of offset against the derivative assets and liabilities representing the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39 was insignificant.

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

Investment Securities
The fair market values for Credco’s investments are obtained primarily from third-party pricing vendors engaged by Credco. When available, quoted market prices are used to determine fair value. When quoted prices are available in an active market, investments are classified within Level 1 of the fair value hierarchy. Currently, Credco does not have any Level 1 investment securities.

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

The results of operations of Credco are included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, provision for income taxes is recognized on a separate company basis. If benefits for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a separate company basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on a TRS consolidated reporting basis.

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of American Express’ federal tax returns for the years 1997 through 2002. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal. American Express is currently under examination by the IRS for the years 2003 and 2004.

Credco had approximately $68 million and $55 million of unrecognized tax benefits at June 30, 2008 and December 31, 2007, respectively. The change is primarily due to an increase in unrecognized tax benefits relating to the attribution of pretax income to a particular jurisdiction or jurisdictions.

Credco routinely assesses the likelihood of additional assessments in each taxing jurisdiction and has established a liability for unrecognized tax benefits that Credco’s management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

circumstance, or an event occurs necessitating a change to the liability. It is reasonably possible that the unrecognized tax benefits may significantly increase or decrease within the next twelve months. Due to the inherent complexities and the number of tax years currently under examination, it is not possible to quantify the impact such changes may have on the effective tax rate.

Credco’s effective tax rate was 14 percent and 12 percent for the three and six months ended June 30, 2008, respectively, compared with 7 percent for the full year 2007. The effective tax rate was higher in 2008 as compared to 2007 primarily due to the attribution and change in the geographic mix of pretax income among various jurisdictions.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Credit Corporation, together with its subsidiaries (Credco), is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express Company (American Express). Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans comprised of American Express credit cards and Sign & Travel®, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express cards and American Express credit cards are collectively referred to herein as the Card.

In 2007, Credco made changes to certain international funding strategies which have generally resulted in the transfer of receivables with recourse to Credco from certain TRS subsidiaries. Prior to these funding strategy changes, Credco purchased the cardmember receivables without recourse and recorded the receivables as cardmember receivables. These funding strategy changes resulted in Credco recording additional loans to affiliates and a reduction in cardmember receivables.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income increased 9 percent to $407 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The year-over-year increase was primarily due to an increase in interest income earned on loans to affiliates and investments and a decrease in interest expense, partially offset by a decrease in discount revenue and an increase in provision for losses, net of recoveries.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the six month period ended June 30, 2008, compared with the six month period ended June 30, 2007 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$(34)
Discount rates	(70)
Total	$(104)

Interest income from affiliates:
Average loans to affiliates	$65
Interest rates	14
Total	$79

Interest income from investments:
Average investments outstanding	$100
Interest rates	(87)
Total	$13

Provision for losses, net of recoveries:
Volume of receivables and loans purchased	$(9)
Provision rates and volume of recoveries	51
Total	$42

AMERICAN EXPRESS CREDIT CORPORATION

Interest expense:
Average debt outstanding	$120
Interest rates	(175)
Total	$(55)

Interest expense to affiliates:
Average debt outstanding	$51
Interest rates	(111)
Total	$(60)

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 8 percent or $104 million to $1.2 billion for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to a decrease in both the volume of receivables purchased and discount rates. Volume of receivables and loans purchased for the six months ended June 30, 2008, was 2 percent lower than the same period a year ago; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of approximately 5 basis points compared to the six months ended June 30, 2007.

Interest Income from Affiliates

Interest income from affiliates increased 26 percent or $79 million to $382 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The year-over-year increase is due to an increase in both the volume of loans to affiliates, and to a lesser extent the interest rates charged to affiliates. The average volume of loans to affiliates increased due to a change in international funding strategy as further discussed above. The average interest rate charged to affiliates during the six months ended June 30, 2008, was 11 basis points higher than the average interest rate charged to affiliates in the same six month period a year ago.

Interest Income from Investments

Interest income from investments increased 10 percent or $13 million to $143 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The year-over-year increase is due to an increase in the average outstanding amount of cash and cash equivalents offset by the decrease of the average interest rate on the total investment portfolio of approximately 95 basis points for the six months ended June 30, 2008, as compared to the same six month period a year ago. The increase in cash and cash equivalents reflects the issuance of short-term and long-term debt that was in excess of Credco’s business operating needs, and investment of the excess proceeds in cash equivalents.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries increased 13 percent or $42 million to $356 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The year-over-year increase primarily reflects higher write-off and delinquency rates compared to the same period a year ago, reflecting a more difficult U.S. credit environment.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates decreased 7 percent and 28 percent, respectively, for the six months ended June 30, 2008, as compared to the same period a year ago, due to lower interest rates. The average interest rate on debt outstanding during the six months ended June 30, 2008, was 52 basis points lower than the

AMERICAN EXPRESS CREDIT CORPORATION

same period a year ago. The average rate due to affiliates during the six months ended June 30, 2008, was 111 basis points lower than the same period a year ago.

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased. Service fees to affiliates increased 11 percent or $10 million to $102 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to an increase in servicing provided by service level agreements with affiliates.

Income Taxes

Credco’s effective tax rate for both the six months ended June 30, 2008 and 2007 was 12 percent.

Cardmember Receivables

At June 30, 2008 and December 31, 2007, Credco owned $25.3 billion and $26.3 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At June 30, 2008 and December 31, 2007, CRC owned approximately $3.4 billion and $5.7 billion, respectively, of participation interests purchased from RFC V.

The following table summarizes selected information related to the cardmember receivables portfolio:

	June 30,	December 31,	June 30,
As of and for six months ended (Millions, except percentages)	2008	2007	2007
Total cardmember receivables	$25,296	$26,335	$27,579
90 days past due as a % of total	3.9%	4.0%	3.3%
Loss reserves	$771	$831	$752
as a % of receivables	3.0%	3.2%	2.7%
as a % of 90 days past due	77%	77%	82%
Write-offs, net of recoveries	$364	$359	$299
Net write-off rate (1)	0.26%	0.24%	0.21%
Average life of cardmember receivables (in days) (2)	33	33	34

(1)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.
(2)	Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables owned at June 30, 2008, decreased approximately $1.0 billion from December 31, 2007, as a result of lower consumer, small business and corporate cardmember receivables purchased during the six months ended June 30, 2008. The cardmember receivables purchased for the six months ended June 30, 2008, decreased approximately 2 percent from the cardmember receivables purchased during the six months ended June 30, 2007.

AMERICAN EXPRESS CREDIT CORPORATION

Reserves for Cardmember Receivables and Cardmember Loans The following is an analysis of the reserves for cardmember receivables and cardmember loans:

	June 30,	June 30,
Six months ended (Millions)	2008	2007
Balance, beginning of period	$841	$749
Provision for losses (1)	356	314
Accounts written-off (1)	(370)	(305)
Other	(45)	3
Balance, end of period	$782	$761

(1)   Includes recoveries on accounts previously written-off of $81 million and $89 million during the six months ended June 30, 2008 and 2007, respectively.

Loans to Affiliates

Components of loans to affiliates were as follows:

	June 30,	December 31,	June 30,
(Millions)	2008	2007	2007
TRS Subsidiaries:
American Express Australia Limited	$4,184	$3,897	$3,898
American Express Services Europe Limited	3,108	3,659	3,518
Amex Bank of Canada	2,649	2,664	2,393
American Express International, Inc.	860	535	3
American Express Co. (Mexico) S.A. De C.V.	489	446	366
American Express Bank (Mexico) S.A.	350	-	-
Total	$11,640	$11,201	$10,178

Loans to affiliates increased from 2007 as a result of funding strategy changes as previously discussed, as well as overall business growth. Of the $11.6 billion outstanding of loans to affiliates, approximately $7.8 billion are collateralized by the underlying cardmember receivables transferred with recourse. Additionally, as part of this funding strategy, Credco loaned $350 million to American Express Bank (Mexico) S.A. during the second quarter of 2008. Additionally, beginning prospectively on September 30, 2007, certain cardmember receivables were reclassified to loans to affiliates.

Impact of Capital Markets Environment

Investment Portfolio

Credco’s investment portfolio primarily supports its contingent liquidity strategy. As a result, Credco generally holds investments to maturity. However, management may sell securities prior to maturity due to changes in Credco’s business goals, liquidity needs, and the market environment. At June 30, 2008, Credco owned approximately $3.0 billion of U.S. Treasury and government agency securities, all of which are part of the contingent liquidity portfolio and are considered Available-for-Sale securities. At both June 30, 2008 and December 31, 2007, Credco owned, as part of the $3.0 billion total, approximately $2.6 billion of senior unsecured debentures issued by Government Sponsored Entities: Fannie Mae and Freddie Mac. Of the $47 million of net unrealized gains in the investment portfolio at June 30, 2008, approximately $38 million relate to these Government Sponsored Entities. There has been no material adverse change in the market value of these securities to date in July 2008.

Credco did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal, on any of its holdings in its investment portfolio in the second quarter of 2008.

AMERICAN EXPRESS CREDIT CORPORATION

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

Despite the turmoil in the fixed-income capital markets that emerged in the second half of 2007 and continues today, Credco continues to have access to financing through its existing funding sources in excess of needs to satisfy maturing obligations and to fund its business growth.

Credco will continue to evaluate its alternative sources of funding and seek the mix that achieves cost-efficiency consistent with its funding and liquidity strategies. Further disruptions and continued turmoil in the financial markets could result in changes in the amount and mix of financing it obtains in the future from its existing funding sources. Specifically, a potential lack of investor demand in certain sectors of the debt capital market, such as for 1-to-5 year unsecured floating rate debt or commercial paper, could alter Credco’s funding mix. In such cases, Credco may increase its issuance of longer-term debt.

Credit ratings have a significant impact on the borrowing costs of Credco. There were no changes in Credco’s credit ratings during the second quarter of 2008; however, in July 2008, one of the four credit rating agencies that cover Credco revised its outlook on Credco from stable to negative. This negative outlook assesses the potential direction of a rating over the intermediate term, reflects changes in the economy and business conditions, and while indicating a rating may be lowered, is not necessarily a precursor of a rating change. Credit ratings are subject to change or withdrawal at any time.

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

AMERICAN EXPRESS CREDIT CORPORATION

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

Consolidated Liquidity and Capital Resources

Credco had cash and cash equivalents of approximately $5.0 billion and $2.9 billion at June 30, 2008 and December 31, 2007, respectively.

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of long-term notes, borrowings under long-term bank credit facilities in certain international markets and equity capital. Credco has readily sold the volume of debt necessary to meet its funding needs.

The commercial paper market represents the primary source of short-term funding for Credco. Credco’s commercial paper is a widely recognized name among short-term investors. The table below illustrates Credco’s commercial paper outstanding and back-up liquidity coverage:

	June 30,	December 31,
(Billions, except percentages)	2008	2007

Commercial paper outstanding	$12.5	$10.5
Average commercial paper outstanding	$12.4	$7.8
Net short-term debt outstanding(1)	$7.7	$7.9
Total back-up liquidity coverage of net short-term debt(2)	143%	140%

(1)	Credco currently manages the level of short-term debt outstanding such that its total back-up liquidity, including maximum available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt consists of commercial paper and certain other short-term borrowings less cash and cash equivalents.

(2)	Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities.

Long-term debt is raised through the offering of debt securities in the United States and in certain international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco continues to issue debt with a range of maturities to diversify the refinancing requirements in future periods.

Credco had the following long-term debt outstanding:

	June 30,	December 31,
(Billions)	2008	2007

Long-term debt outstanding	$21.9	$22.3
Average long-term debt	$21.4	$22.7

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. During the six months ended June 30, 2008, Credco issued $3.3 billion of

AMERICAN EXPRESS CREDIT CORPORATION

debt securities from its U.S. shelf registration. At June 30, 2008, Credco had $12.5 billion of debt securities outstanding, issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. On July 18, 2008, this program was renewed and the maximum aggregate principal amount of debt instruments outstanding at any one time under the program was increased to $50.0 billion. The proceeds of these issuances are used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At June 30, 2008, $4.1 billion was outstanding under this program, of which $2.8 billion was issued by Credco.

Credco established a program in Australia for the issuance of debt securities from time to time of up to approximately $5.7 billion. During the six months ended June 30, 2008, no notes were issued under this program. At June 30, 2008, approximately $4.9 billion was available for issuance under this program.

During the fourth quarter of 2007, the shelf prospectus previously filed by American Express Canada Credit Corporation (Cancredco), an indirect wholly-owned subsidiary of Credco, in Canada expired for the Canadian medium-term note program. Also during that quarter, Cancredco borrowed approximately $295 million from the Bank of Montreal under a credit agreement guaranteed by Credco. The proceeds were used to pay the long-term notes under this program that had matured. During the second quarter of 2008, Cancredco repaid this loan.

During the first quarter of 2008, a new shelf prospectus was filed and became effective in Canada for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $3.5 billion of notes by Cancredco. All notes issued under this shelf registration will be guaranteed by Credco. During the second quarter of 2008, Cancredco issued approximately $494 million of medium-term notes. The financial results of Cancredco are included in the consolidated financial results of Credco.

Credco paid cash dividends of $210 million to TRS during the six months ended June 30, 2008.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at June 30, 2008 as follows:

		American
(Billions)	Total	Express	Credco
Committed(a)	$11.7	$1.2	$10.5	(b)
Outstanding	$3.5	$-	$3.5

(a)	Included is $3.5 billion outstanding related to the Australian credit facility.
(b)	Credco has the right to borrow a maximum amount of $11.7 billion with a commensurate maximum $1.2 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2010	$1.9
2011	2.8
2012	7.0
Total	$11.7

AMERICAN EXPRESS CREDIT CORPORATION

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.53 for the six months ended June 30, 2008. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2008 was 2.13.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

Forward-Looking Statements

Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

  credit trends, which will depend in part on the economic environment, including among things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: August 5, 2008	By	/s/ Christopher S. Forno
Christopher S. Forno
President and Chief Executive Officer

DATE: August 5, 2008	By	/s/ Lawrence A. Belmonte
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