Form 10-Q
period 2008-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2008-11-04
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$569	$735	$1,818	$2,088
Interest income from affiliates	201	168	583	471
Interest income from investments	76	73	219	203
Finance revenue	14	13	31	38
Other	(11)	3	(7)	8

Total revenues	849	992	2,644	2,808

Expenses

Provision for losses, net of recoveries:
2008, $38; 2007, $46 for the three months ended; 2008, $119; 2007, $135 for the nine months ended	192	194	548	508
Interest expense	345	426	1,061	1,197
Interest expense to affiliates	60	110	215	325
Service fees to affiliates	50	49	152	141
Other	1	2	3	4

Total expenses	648	781	1,979	2,175

Pretax income	201	211	665	633
Income tax provision	12	20	69	69

Net income	189	191	596	564
Retained earnings at beginning of period	3,354	3,260	3,157	3,202
Dividends	(50)	(150)	(260)	(450)
Adoption of FIN 48	—	—	—	(15)

Retained earnings at end of period	$3,493	$3,301	$3,493	$3,301

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	September 30, 2008	December 31, 2007

Assets

Cash and cash equivalents	$4,789	$2,925
Investment securities	2,127	2,074
Investment securities restricted	899	970
Cardmember receivables, less reserves: 2008, $717; 2007, $831	22,170	25,504
Cardmember loans, less reserves: 2008, $12; 2007, $10	444	393
Loans to affiliates	11,269	11,201
Deferred charges and other assets	832	409
Due from affiliates	2,418	2,367

Total assets	$44,948	$45,843

Liabilities and Shareholder’s Equity

Short-term debt	$9,388	$11,093
Short-term debt to affiliates	8,692	8,682
Current portion of long-term debt	6,229	7,411
Long-term debt	16,444	14,872

Total debt	40,753	42,058
Accrued interest and other liabilities	555	339

Total liabilities	41,308	42,397

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,493	3,157
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains	15	28
Net unrealized derivatives losses	(14)	(30)
Foreign currency translation adjustments	(16)	129

Total accumulated other comprehensive (loss) income	(15)	127

Total shareholder’s equity	3,640	3,446

Total liabilities and shareholder’s equity	$44,948	$45,843

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$596	$564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	667	643
Amortization and other	(1)	8
Deferred taxes	31	(26)
Changes in operating assets and liabilities:
Due from affiliates	67	19
Other operating assets and liabilities	30	4

Net cash provided by operating activities	1,390	1,212

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	2,394	134
Purchase of investments	(598)	—
Maturities of investments	600	—
Net increase in loans to affiliates	(559)	(447)
Net increase in due from affiliates	(117)	(1,326)

Net cash provided by (used in) investing activities	1,720	(1,639)

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt to affiliates with maturities of ninety days or less	10	(845)
Net (decrease) increase in short-term debt with maturities of ninety days or less	(2,667)	3,120
Issuance of debt	12,825	5,562
Redemption of debt	(11,154)	(4,769)
Dividends paid	(260)	(450)

Net cash (used in) provided by financing activities	(1,246)	2,618

Effect of exchange rate changes on cash and cash equivalents	—	(11)
Net increase in cash and cash equivalents	1,864	2,180
Cash and cash equivalents at beginning of period	2,925	737

Cash and cash equivalents at end of period	$4,789	$2,917

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

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to cardmember receivables and loans, and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Recently Issued Accounting Standards

Effective January 1, 2008, Credco partially adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in Credco’s financial statements on a recurring basis (at least annually), until its fiscal year beginning after November 15, 2008, including interim periods within that fiscal year (January 1, 2009 for Credco). In accordance with FSP FAS 157-2, Credco has partially adopted SFAS No. 157 and has not applied the provisions of SFAS No. 157 to its equipment balances. Credco does not have any goodwill, intangible assets, land, or buildings that require the application of FAS 157. On January 1, 2009, the adoption of SFAS No. 157 for its non-financial assets is not expected to have a significant impact on Credco’s financial position or results of operations.

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

On October 10, 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS No. 157. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 is effective, and was adopted by Credco as of September 30, 2008. The adoption did not have a significant

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impact on Credco’s financial position or results of operations, nor did it have a significant impact on the valuation techniques used by Credco in measuring the fair value of its financial assets. Refer to Note 4, which provides further details on Credco’s partial adoption of SFAS No. 157 and related pronouncements.

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

2.	Investment Securities

The following is a summary of investment securities at September 30, 2008 and December 31, 2007:

Available-for-Sale		2008				2007

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury and government agency securities	$2,116	$13	$(2)	$2,127	$2,048	$26	$—	$2,074
U.S. Treasury and government agency securities – restricted(a)	886	13	—	899	953	17	—	970

Total(b)	$3,002	$26	$(2)	$3,026	$3,001	$43	$—	$3,044

(a)	U.S. Treasury and government agency securities - restricted represented securities loaned out on an overnight basis to financial institutions under the securities lending program.

(b)	Total investment securities include $2.6 billion of senior debentures issued by Government Sponsored Entities (Fannie Mae and Freddie Mac) at September 30, 2008 and December 31, 2007.

All of Credco’s investment securities are classified as Available-for-Sale. There were no realized gains or losses on U.S. Treasury and government agency securities for the nine months ended September 30, 2008.

Under securities lending agreements, Credco lends certain investment securities on an overnight basis to financial institutions. These lending arrangements are collateralized by an amount equal to at least 102 percent of the fair

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

3.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

(Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income	$189	$191	$596	$564
Other comprehensive income (loss):
Net unrealized securities (losses) gains	(15)	19	(13)	11
Net unrealized derivatives gains (losses)	23	(25)	16	(13)
Foreign currency translation adjustments	(199)	36	(145)	95

Total	$(2)	$221	$454	$657

4.	Fair Value Measurements

Effective January 1, 2008, Credco partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value. Effective September 30, 2008, Credco adopted FSP FAS 157-3, a clarification of the principles contained within SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Credco’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities. Therefore, the primary impact to Credco upon its partial adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•

Unadjusted Quoted Prices – The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities. An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1)

•

Pricing Models with Significant Observable Inputs – The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2)

•

Pricing Models with Significant Unobservable Inputs – The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be the retained subordinated interest in a securitization trust. (Level 3)

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents Credco’s financial instruments carried at fair value as of September 30, 2008, by caption on the Consolidated Balance Sheet and by SFAS No. 157 fair value hierarchy level (as described previously).

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

(Millions)	Total Carrying Value in the Consolidated Balance Sheet at September 30, 2008	Fair Value Hierarchy Level (a)

Assets
Investment securities (b)	$3,026	2
Deferred charges and other assets - Derivatives, net (c)	122	2

Total assets at fair value	$3,148

Liabilities
Accrued interest and other liabilities - Derivatives, net (c)	$206	2

Total liabilities at fair value	$206

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

(b) See Note 2 of Credco’s Consolidated Financial Statements for details of investment securities.

(c) Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. At September 30, 2008, $5 million has been offset against the derivative assets and liabilities representing the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

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

Investment Securities

The fair market values for Credco’s available-for-sale investments are obtained primarily from third-party pricing services engaged by Credco. When available, quoted market prices are used to determine fair value. When quoted prices are available in an active market, investments are classified within Level 1 of the fair value hierarchy. Currently, Credco does not have any Level 1 investment securities.

When quoted prices in an active market are not available, fair values are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields,

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reported trades, broker-dealer quotes, all with reasonable level of transparency. The pricing models used generally do not entail substantial subjectivity because the methodologies employed use inputs observed from active markets or recent trades of similar securities in inactive markets.

The pricing services do not apply any adjustments to the pricing models used, nor does Credco apply any adjustments to prices received from the pricing services. All of Credco’s investment securities are classified as Level 2 of the fair value hierarchy.

Credco has a thorough and documented understanding of the valuation techniques used by its pricing services. In addition, Credco corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources.

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

Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. Credit valuation adjustments are necessary when the market parameter (for example, a benchmark curve) used to value derivatives is not indicative of the credit quality of Credco or its counterparties. Credco manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over their remaining lives, considering such factors as maturity date and the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with Enterprise-wide Risk Management Committee guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, Credco may, on occasion, enter into master netting agreements. As of September 30, 2008, IRMC has evaluated the credit and non-performance risks associated with Credco’s derivative counterparties and believes them to be insignificant and not warranting a credit adjustment.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

purposes, these years continue to remain open as a consequence of certain issues under appeal. American Express is currently under examination by the IRS for the years 2003 and 2004.

Credco had approximately $69 million and $55 million of unrecognized tax benefits at September 30, 2008 and December 31, 2007, respectively. The change is primarily due to an increase in unrecognized tax benefits relating to the attribution of pretax income to a particular jurisdiction or jurisdictions.

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

Credco’s effective tax rate was 6 percent and 10 percent for the three and nine months ended September 30, 2008, respectively, compared with 7 percent for the full year 2007. The effective tax rate was higher for the nine months ended September 30, 2008 as compared to 2007 primarily due to the attribution and change in the geographic mix of pretax income among various jurisdictions.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Credit Corporation, together with its subsidiaries (Credco), is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express Company (American Express). Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® card, the American Express® Gold card, Platinum card®, Corporate card and other American Express cards issued in the United States, and in designated currencies outside the United States. Credco also purchases certain interest-bearing and discounted revolving loans comprised of American Express credit cards and Sign & Travel®, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and credit cards are collectively referred to herein as the Card.

In 2007, Credco made changes to certain international funding strategies that have generally resulted in the transfer of receivables with recourse to Credco from certain TRS subsidiaries. Prior to these funding strategy changes, Credco purchased the cardmember receivables without recourse and recorded the receivables as cardmember receivables. These funding strategy changes resulted in Credco recording additional loans to affiliates and a reduction in cardmember receivables.

Current Economic Environment/Outlook

Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States, unemployment, the prospects of a global recession and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In the latter part of the third quarter and into October of 2008, American Express experienced slowing cardmember spending and loan volumes as increasing stress in the worldwide financial markets further eroded consumer and business confidence levels. Based on recent trends, Credco expects consumer and business sentiment will likely deteriorate further and will translate into weaker economies around the globe well into 2009. Credco also expects unemployment will increase substantially in 2009, resulting in an environment in which cardmember spending is likely to be very soft and loan growth restrained.

As further discussed in the Funding section below, since late September 2008, the market for unsecured term debt generally has been unavailable to all institutions, including Credco. However, Credco has continued to issue commercial paper. Its commercial paper issuances have occurred in similar daily average amounts and comparable rates but at shorter weighted average maturities than Credco’s historic trend. Credco’s shorter maturities are consistent with changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve. The shortening of the maturities in the commercial paper markets makes it more difficult for Credco to manage its day-to-day cash flow.

On October 7, 2008, the Federal Reserve Board (the Board) announced the creation of the Commercial Paper Funding Facility (CPFF). The CPFF provides three month liquidity to U.S. issuers of commercial paper through a special purpose vehicle (SPV), which purchases three month unsecured and asset-backed commercial paper from authorized issuers, using financing provided by the Federal Reserve Bank of New York. On October 29, 2008, Credco, in addition to issuing commercial paper to its existing investor base, sold commercial paper to the SPV, as further discussed in the Consolidated Liquidity and Capital Resources section.

In October 2008, American Express moved to increase its flexibility in funding U.S. consumer and small business charge card receivables by amending the receivables purchase agreements between each of Credco and American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB), (together, the Banks). The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility to continue to sell the receivables to Credco or to retain the receivables and fund them from their own sources. These amendments will allow American Express to shift from time-to-time the funding of those receivables from Credco to the Banks. Credco, which raises funds for the purpose of buying receivables principally through the sale of commercial paper, including through the Federal Reserve’s CPFF as well as medium- and long-term debt securities, can transfer proceeds of its funding activities in excess of its needs broadly to other subsidiaries of American Express, including to the Banks. The new arrangements between Credco and the Banks will have no impact on Credco’s funding of U.S. corporate charge card receivables and charge card receivables outside the U.S.

Credco believes the above developments will lead to a material reduction of purchases of cardmember receivables and loans. However, it is not expected that these reductions will have a material impact on the ratio of earnings to fixed charges.

AMERICAN EXPRESS CREDIT CORPORATION

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income increased 6 percent to $596 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The year-over-year increase was primarily due to a decrease in interest expense and an increase in interest income earned on loans to affiliates, partially offset by a decrease in discount revenue and an increase in provision for losses, net of recoveries.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine month period ended September 30, 2008, compared with the nine month period ended September 30, 2007 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables purchased	$(107)
Discount rates	(163)

Total	$(270)

Interest income from affiliates:
Average loans to affiliates	$88
Interest rates	24

Total	$112

Interest income from investments:
Average investments outstanding	$136
Interest rates	(120)

Total	$16

Provision for losses, net of recoveries:
Volume of receivables and loans purchased	$(28)
Provision rates and volume of recoveries	68

Total	$40

Interest expense:
Average debt outstanding	$136
Interest rates	(272)

Total	$(136)

Interest expense to affiliates:
Average debt outstanding	$64
Interest rates	(174)

Total	$(110)

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 13 percent or $270 million to $1.8 billion for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, due to a decrease in both discount rates and the volume of receivables purchased. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of approximately 8 basis points compared to the nine months ended September 30, 2007. Volume of receivables and loans purchased for the nine months ended September 30, 2008, was 4 percent lower than the same period a year ago; purchased volume does

AMERICAN EXPRESS CREDIT CORPORATION

not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates.

Interest Income from Affiliates

Interest income from affiliates increased 24 percent or $112 million to $583 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The year-over-year increase is due to an increase in both the volume of loans to affiliates, and to a lesser extent the interest rates charged to affiliates. The average volume of loans to affiliates increased due to a change in international funding strategy as further discussed above. The average interest rate charged to affiliates during the nine months ended September 30, 2008, was 20 basis points higher than the average interest rate charged to affiliates in the same nine month period a year ago.

Interest Income from Investments

Interest income from investments increased 8 percent or $16 million to $219 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The year-over-year increase is due to an increase in the average outstanding amount of cash and cash equivalents offset by the decrease of the average interest rate on the total investment portfolio of approximately 135 basis points for the nine months ended September 30, 2008, as compared to the same nine month period a year ago. The increase in cash and cash equivalents reflects the issuance of short- and long-term debt that was in excess of Credco’s business operating needs, and investment of the excess proceeds in cash equivalents.

Provision for Losses, Net of Recoveries

The provision for losses, net of recoveries increased 8 percent or $40 million to $548 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The year-over-year increase primarily reflects higher write-off and delinquency rates compared to the same period a year ago, reflecting a more difficult U.S. credit environment, partially offset by a reduction in the volume of receivables purchased.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates decreased 11 percent and 34 percent, respectively, for the nine months ended September 30, 2008, as compared to the same period a year ago, due to lower interest rates, partially offset by higher average debt outstanding. The average interest rate on debt outstanding during the nine months ended September 30, 2008, was 81 basis points lower than the same period a year ago. The average rate due to affiliates during the nine months ended September 30, 2008, was 181 basis points lower than the same period a year ago.

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased. Service fees to affiliates increased 8 percent or $11 million to $152 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, due to an increase in servicing provided by service level agreements with affiliates.

Income Taxes

Credco’s effective tax rate for the nine months ended September 30, 2008 was 10 percent compared with 11 percent for the nine month period ended September 30, 2007.

AMERICAN EXPRESS CREDIT CORPORATION

Cardmember Receivables

At September 30, 2008 and December 31, 2007, Credco owned $22.9 billion and $26.3 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At September 30, 2008 and December 31, 2007, CRC owned approximately $1.7 billion and $5.7 billion, respectively, of participation interests purchased from RFC V.

The following table summarizes selected information related to the cardmember receivables portfolio:

As of and for nine months ended (Millions, except percentages)	September 30, 2008	December 31, 2007	September 30, 2007

Total cardmember receivables	$22,887	$26,335	$26,855
90 days past due as a % of total	4.3%	4.0%	3.6%
Loss reserves	$717	$831	$746
as a % of receivables	3.1%	3.2%	2.8%
as a % of 90 days past due	73%	77%	76%
Write-offs, net of recoveries	$560	$499	$476
Net write-off rate (a)	0.27%	0.22%	0.22%
Average life of cardmember receivables (in days) (b)	33	33	34

(a)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

(b)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of cardmember receivables purchased by Credco.

Cardmember receivables owned at September 30, 2008, decreased approximately $3.4 billion from December 31, 2007, as a result of the CRC sale of approximately $1.9 billion, net of reserve, of gross seller’s interest in the charge cardmember receivables to RFC V, as well as lower receivables purchased during the nine months ended September 30, 2008. The cardmember receivables purchased for the nine months ended September 30, 2008, decreased approximately 4 percent from the cardmember receivables purchased during the nine months ended September 30, 2007.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

Nine months ended (Millions)	September 30, 2008	September 30, 2007

Balance, beginning of period	$841	$749
Provision for losses (a)	548	508
Accounts written-off (a)	(568)	(482)
Other	(92)	(20)

Balance, end of period	$729	$755

(a)	Includes recoveries on accounts previously written-off of $119 million and $135 million during the nine months ended September 30, 2008 and 2007, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

Loans to Affiliates

Components of loans to affiliates were as follows:

(Millions)	September 30, 2008	December 31, 2007	September 30, 2007

TRS Subsidiaries:
American Express Australia Limited	$3,994	$3,897	$3,803
American Express Services Europe Limited	2,971	3,659	3,628
Amex Bank of Canada	2,627	2,664	2,586
American Express International, Inc.	861	535	510
American Express Co. (Mexico) S.A. De C.V.	476	446	432
American Express Bank (Mexico) S.A.	340	—	—

Total	$11,269	$11,201	$10,959

Loans to affiliates increased from 2007 as a result of funding strategy changes as previously discussed, as well as overall business growth. Of the $11.3 billion outstanding of loans to affiliates, approximately $7.4 billion are collateralized by the underlying cardmember receivables transferred with recourse. Additionally, as part of this funding strategy, Credco loaned approximately $340 million to American Express Bank (Mexico) S.A.

In October 2008, Credco loaned $1.7 billion to Centurion Bank and $1.5 billion to FSB, as a consequence of the amendment of the receivables purchase agreements, described earlier.

Due from Affiliates

At both September 30, 2008 and December 31, 2007, due from affiliates was $2.4 billion. These amounts relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, which are settled in the subsequent month in the normal course of business.

Short-term Debt to Affiliates

Components of short-term debt to affiliates were as follows:

(Millions)	September 30, 2008	December 31, 2007	September 30, 2007

American Express	$4,072	$1,953	$2,001
AE Exposure Management Ltd.	2,427	2,240	2,123
TRS	1,485	1,808	1,965
National Express Company, Inc.	106	2,083	2,083
American Express Publishing Corp.	61	93	74
Other	541	505	495

Total	$8,692	$8,682	$8,741

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

AMERICAN EXPRESS CREDIT CORPORATION

Impact of Capital Markets Environment

The global money and capital markets have been experiencing periods of liquidity disruption and rate volatility for more than 12 months. Liquidity, rate, and credit concerns were further exacerbated during September 2008, fed by heightened concerns about the global financial system after the Lehman Brothers’ Holding Company (Lehman) bankruptcy, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac, the U.S. government’s loan to American International Group, Inc., and similar instances of banking and financial distress and government action in the United Kingdom, Europe, and elsewhere. If these unprecedented levels of volatility and disruption experienced since September continue or worsen, Credco’s funding capabilities, liquidity position, and investment portfolios will be further impacted.

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

Notwithstanding the difficult conditions in the financial markets during the past year, Credco has satisfied all maturing obligations and funded its growth through the end of the third quarter by accessing a variety of its funding sources, including long- and short-term debt. Credco’s issuances of debt securities through September have, similar to most issuances across capital markets, included spreads above benchmark rates that are significantly greater than those on similar issuances completed during the prior several years. Since late September 2008, the market for unsecured term debt generally has been unavailable to all financial institutions, including Credco. However, Credco has continued to issue commercial paper. Its commercial paper issuances have occurred in similar daily average amounts and comparable rates but at shorter weighted average maturities than Credco’s historic trend. Credco’s shorter maturities are consistent with the changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve. The shortening of the maturities in the commercial paper markets makes it more difficult for Credco to manage its day-to-day cash flow. Refer to Consolidated Liquidity and Capital Resources section for Credco’s use of the CPFF.

Credco regularly seeks to expand the capacity and diversity of its funding sources. In August 2008, Credco commenced an InterNotes® program that offers retail investors the opportunity to make unsecured medium- and long-term fixed income investments in Credco. Credco has raised over $400 million of funding under this program through October 31, 2008.

The mix of Credco’s funding sources will seek to achieve cost-efficiency consistent with its funding and liquidity strategies. Further disruptions and continued turmoil in the financial markets could result in changes in the amount, mix and cost of financing it obtains in the future from its existing funding sources. Credco’s ability to obtain financing in the debt capital market for unsecured term debt is subject to a renewal of investor demand that existed prior to the current heightened period of turmoil. Credco has registered and obtained authorization to access one of the U.S. government programs recently enacted to stabilize the credit markets (see further discussion below).

Recently, three of the four credit rating agencies that rate Credco provided updates on Credco’s ratings as follows:

•

Moody’s Investors Services (Moody’s) - On October 20, 2008, Moody’s lowered the long-term senior ratings of Credco from Aa3 to A1 and revised its outlook of Credco from stable to negative. This change, which brings the ratings for Credco’s funding to the same level as other rating agencies, reflects concerns regarding weakness in the broader economy and specific concerns regarding “negative asset quality trends and lending exposures.” Moody’s affirmed all of its short-term ratings (P-1).

AMERICAN EXPRESS CREDIT CORPORATION

•

Standard & Poor’s (S&P) - On October 21, 2008, S&P placed its long-term ratings on Credco (currently A+) on Creditwatch with negative implications. The rating agency review focuses on the ability of Credco to cope with the current operating environment as well as outlook for credit losses and profitability relative to the current rating level. S&P affirmed its short-term ratings (A1).

•	Dominion Bond Rating Service (DBRS) - On October 21, 2008, DBRS announced that it has maintained its stable long-term senior ratings of Credco (A (high)).

Maintenance of high and stable debt ratings is critical to ensuring Credco has continuous access to capital and credit markets at cost-effective rates. Historically, credit ratings have had a significant impact on the borrowing capacity and costs of Credco. Credco is in the process of assessing the impact of these updates to ratings in light of the current economic conditions.

Investment Portfolio

Credco’s investment portfolio primarily supports its contingent liquidity strategy, by investing in U.S. Treasury and government agency securities. Credco’s objective is to manage the type and mix of assets as well as their maturity profile in order to ensure the cash and liquidity needs can be met without relying on the sale of investments prior to maturity. As a result, Credco generally holds its investments until their maturity. However, management may sell securities prior to maturity due to the changes in Credco’s specific business goals, liquidity needs, and the credit and capital market environment, and therefore, it is important for Credco to invest in securities with adequate market activity to ensure changes to liquidity needs may be met.

All of Credco’s investments are classified as Available-for-Sale. Credco reviews its investments at least quarterly and more often as market conditions may require to evaluate their fair values and to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairments for Available-for-Sale securities is a subjective process, requiring the use of various assumptions and application of judgment.

Government Sponsored Entities

At September 30, 2008, Credco owned approximately $2.6 billion of senior unsecured debentures issued by Government Sponsored Entities (GSEs): Fannie Mae and Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced the decision to place Fannie Mae and Freddie Mac into conservatorship run by FHFA. These actions were designed to protect the senior and subordinated debt and the mortgage backed securities of the GSEs and had a slight positive impact to the fair value of these securities. The total net unrealized gains on these securities were approximately $16 million at September 30, 2008.

Valuations of securities held within Credco’s investment portfolio will continue to be subject to changes in external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Credco’s future results may be impacted by the valuation adjustments applied to these holdings.

Reserve Primary Fund

At September 30, 2008, Credco owned a $500 million investment in the Reserve Primary Fund (the Fund). The Fund is a money market fund. The net asset value of the Fund fell below $1 per share in September 2008. Credco recorded a loss of $15 million related to its investment in the Fund. Credco filed a redemption order with Reserve, the Fund sponsor in September 2008. Redemptions from the Fund have been delayed. On October 31, 2008, the Fund executed its initial disbursement to fund shareholders representing approximately 51 percent of principal and accrued interest. Credco received repayment of principal and interest totaling $254 million. The timing of receipt of the remaining proceeds cannot be determined at this time. The amount due from the Fund, including amounts received on October 31, 2008, is recorded in deferred charges and other assets in Credco’s Consolidated Balance Sheets.

With the exception to its exposure to the Fund, Credco did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal, on any of its holdings in its investment portfolio or cash and cash equivalents in the third quarter of 2008.

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

Effective September 30, 2008, Credco adopted FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS No. 157, and clarifies the application of SFAS No. 157 for assets in markets that are not active. The adoption of FSP FAS 157-3 did not have a significant impact on Credco’s financial position or results of operations, nor did it have a significant impact on the valuation techniques used by Credco in measuring the fair value of its financial assets.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•

Unadjusted Quoted Prices – The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities. An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1)

•

Pricing Models with Significant Observable Inputs – The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2)

•

Pricing Models with Significant Unobservable Inputs – The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be the retained interest in a securitization trust. (Level 3)

Credco does not have any financial assets or liabilities categorized within Level 1 or Level 3 of the fair value hierarchy. The fair values of Credco’s investments are determined using pricing services. See Note 4 of Credco’s Consolidated Financial Statements for further details regarding its fair value measurements.

Consolidated Liquidity and Capital Resources

Credco had cash and cash equivalents of approximately $4.8 billion and $2.9 billion at September 30, 2008 and December 31, 2007, respectively.

Credco’s funding requirements are met primarily by the sale of commercial paper, the issuance of long-term notes, borrowings under long-term bank credit facilities in certain international markets, intercompany borrowings and equity capital. Credco has satisfied all maturing obligations and funded its growth through the end of the third quarter of 2008 by accessing a variety of its funding sources, including long- and short-term debt.

The commercial paper market represents the primary source of short-term funding for Credco. Credco’s commercial paper is a widely recognized name in the money markets and is supported by a diverse base among short-term investors.

AMERICAN EXPRESS CREDIT CORPORATION

The table below illustrates Credco’s commercial paper outstanding and back-up liquidity coverage:

(Billions, except percentages)	September 30, 2008	December 31, 2007

Commercial paper outstanding	$9.2	$10.5
Year to date average commercial paper outstanding	$11.9	$7.8
Net short-term debt outstanding(a)	$4.6	$7.9
Total back-up liquidity coverage of net short-term debt(b)	238%	140%

(a)

Credco currently manages the level of short-term debt outstanding, exclusive of short-term debt to affiliates, such that its total back-up liquidity, including maximum available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt consists of commercial paper and certain other short-term borrowings less cash and cash equivalents.

(b)	Based on the maximum available borrowings under bank credit facilities and term liquidity portfolio investment securities.

As described earlier, on October 7, 2008, the Board announced the creation of the CPFF. The CPFF provides three month liquidity to U.S. issuers of commercial paper through a special purpose vehicle (SPV), which purchases three month unsecured and asset-backed commercial paper from authorized issuers, using financing provided by the Federal Reserve Bank of New York. The commercial paper must be rated at least A1/P1/F1 by a major nationally recognized statistical rating organization (NRSRO) and, if rated by multiple major NRSROs, must be rated at least A1/P1/F1 by two or more NRSROs.

Eligible commercial paper issuers must register with the CPFF in order to sell commercial paper to the SPV. Credco’s registration was accepted by the Board on October 23, 2008. The maximum amount of a single issuer’s commercial paper the SPV may own at any time is limited to the greatest amount of U.S. dollar denominated commercial paper outstanding on any day between January 1 and August 31, 2008. Credco’s greatest amount of commercial paper outstanding during the reference period was approximately $14.7 billion. Credco, as an issuer of unsecured commercial paper, paid a facility fee of approximately $15 million in connection with its registration in the program. Accessing the CPFF will allow Credco to prudently manage its debt maturity and liquidity profiles and provide further diversity to its sources of funding. On October 29, 2008, Credco, in addition to issuing commercial paper to its existing investor base, sold commercial paper to the SPV. The commercial paper sold to the SPV matures on January 27, 2009, and was sold on a discounted basis at an interest rate equal to 1.84 percent per annum. In addition, pursuant to the terms of the CPFF, Credco paid an unsecured credit surcharge equal to 1 percent per annum on the face value of the amount borrowed. The SPV is currently scheduled to cease purchasing commercial paper on April 30, 2009, unless the Board extends the facility. Credco expects to access the funding available through the CPFF from time to time during the life of the facility, subject to market conditions and Credco’s continuing to meet the eligibility criteria for participation in the facility.

Long-term debt is raised through the offering of debt securities in the United States and in certain international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco continues to issue debt with a range of maturities to diversify the refinancing requirements in future periods.

AMERICAN EXPRESS CREDIT CORPORATION

Credco had the following long-term debt outstanding:

(Billions)	September 30, 2008	December 31, 2007

Long-term debt outstanding	$22.7	$22.3
Average long-term debt	$21.5	$22.7

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. During the nine months ended September 30, 2008, Credco issued $5.7 billion of debt securities from its U.S. shelf registration. At September 30, 2008, Credco had $14.3 billion of debt securities outstanding, issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. During the third quarter of 2008, this program was renewed and the maximum aggregate principal amount of debt instruments outstanding at any one time under the program was increased to $50.0 billion. The proceeds of these issuances are used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At September 30, 2008, $4.0 billion was outstanding under this program, of which $2.7 billion was issued by Credco.

Credco established a program in Australia for the issuance of debt securities from time to time of up to approximately $5.0 billion. During the nine months ended September 30, 2008, no notes were issued under this program. At September 30, 2008, approximately $4.3 billion was available for issuance under this program.

During the fourth quarter of 2007, the shelf prospectus previously filed by American Express Canada Credit Corporation (Cancredco), an indirect wholly-owned subsidiary of Credco, in Canada expired for the Canadian medium-term note program. During the first quarter of 2008, a new shelf prospectus was filed and became effective in Canada for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $3.4 billion of notes by Cancredco. All notes issued under this shelf registration will be guaranteed by Credco. During the nine months ended September 30, 2008, Cancredco issued approximately $483 million of medium-term notes. The financial results of Cancredco are included in the consolidated financial results of Credco.

In consideration of all the funding sources, Credco believes that it would have the liquidity to satisfy all maturing obligations and fund normal business operations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets were interrupted.

Credco paid cash dividends of $260 million to TRS during the nine months ended September 30, 2008.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

AMERICAN EXPRESS CREDIT CORPORATION

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at September 30, 2008 as follows:

(Billions)	Total	American Express	Credco

Committed(a)	$11.1	$1.2	$9.9	(b)
Outstanding	$3.0	$—	$3.0

(a)	Included is $3.0 billion outstanding related to the Australian credit facility.

(b)	Credco has the right to borrow a maximum amount of $11.1 billion with a commensurate maximum $1.2 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.8
2012	6.4

Total	$11.1

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.52 for the nine months ended September 30, 2008. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2008 was 2.20.

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

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations proposed by federal bank regulators relating to certain credit and charge card practices;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•	the impact on American Express Company’s business resulting from continuing geopolitical uncertainty;

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, its credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities and regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System;

•

Credco’s ability to meet the criteria for participation in certain liquidity facilities and other funding programs, including the Commercial Paper Funding Facility, being made available through the Federal Reserve Bank of New York; and

•	Credco’s ability to access in a timely manner its remaining investment in the Primary Reserve Fund.

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

AMERICAN EXPRESS CREDIT CORPORATION

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of Credco’s Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), and should be read in conjunction with the discussion of risk factors set forth in such section. Based on the information currently known to us, Credco believes that the matters discussed below, together with the risk factors set forth in the 2007 Form 10-K, identify the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below and those set forth in the 2007 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect Credco’s business and the trading price of its securities.

Adverse capital and credit market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital.

The money and capital markets have been experiencing extreme volatility and disruption for more than 12 months, which have negatively impacted market liquidity conditions. In recent weeks, the volatility and disruption have reached unprecedented levels.

The concerns on the part of market participants have focused on a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as Credco) that have exposure to or rely on the credit markets particularly affected.

Credco needs liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, Credco could be forced to limit its investments in growth opportunities or curtail operations. The principal sources of Credco’s liquidity are cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, and issuances of commercial paper. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including medium- and long-term unsecured debt.

Notwithstanding Credco’s solid financial position, Credco is not immune from the pressures brought on by the current crisis in the financial markets. The fragility of the credit markets and the current economic environment have impacted financial services companies through market volatility and fluctuations, loss of confidence and rating agency actions. Similar to other financial services firms, Credco’s access to the capital markets has been significantly limited since mid-September 2008 and it has seen a downgrade of its long-term credit ratings by one of the major ratings agencies.

In the event current sources of liquidity, including internal sources, do not satisfy Credco’s needs, it would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, Credco’s credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of Credco’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreased due to an economic downturn. Similarly, Credco’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. In addition, certain sources of contingent liquidity, including the Commercial Paper Funding Facility (CPFF), being made available through the Federal Reserve Bank of New York, are subject to Credco’s ability to meet or continue to meet the criteria for

AMERICAN EXPRESS CREDIT CORPORATION

participation in such facilities and programs and are temporary in nature as such programs are scheduled to terminate on various dates in the second quarter of 2009.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit Credco’s access to capital required to operate its business. Such market conditions may limit its ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to grow its business. As such, Credco may be forced to delay raising capital, issue shorter-tenured securities than it prefers, or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on Credco’s ability to access capital and on our business, financial condition and results of operations.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Credco’s results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008.

Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States (in particular, in those markets in which American Express has generated significant spend volume on its charge and credit card products) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a global recession, which may cause declines in credit and charge card usage and has already resulted in adverse changes in payment patterns, causing increases in delinquencies and default rates. If the performance of its charge card and credit card portfolios continues to weaken through increasing delinquencies and write-offs, American Express’ and Credco’s long-term and short-term debt ratings could be downgraded and its access to capital could be materially adversely affected and cost of capital could increase.

These events and the continuing market upheavals may have an adverse effect on Credco, in part because it is dependent upon consumer and business behavior. Credco’s revenue growth is likely to decline in such circumstances and, in certain instances, revenues may decrease, and its profit margins could erode. In addition, in the event of extreme prolonged market adversity, such as the global credit crisis, Credco could incur significant losses.

Some of the financial, economic and market related risks we described in “Risk Factors” in our 2007 Form 10-K referred to above have come to pass. As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our results of operations and financial condition.

The impairment of other financial institutions could adversely affect Credco.

Credco’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Credco routinely executes transactions with counterparties in the financial services industry, including commercial banks, investment banks and insurance companies. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by one or more of Credco’s counterparties, which, in turn, could have a material adverse effect on Credco’s results of operations and financial condition.

AMERICAN EXPRESS CREDIT CORPORATION

Any reduction in Credco’s credit ratings could increase the cost of our funding from and restrict Credco’s access to the capital markets and have a material adverse effect on Credco’s results of operations and financial condition.

Although Credco’s long-term debt is currently rated investment grade (at “A” levels) by the major rating agencies, the ratings of that debt have been downgraded during 2008 by Moody’s Investors Services (Moody’s), one of the major rating agencies, and continue to remain on negative outlook by such rating agency. In addition, Standard & Poor’s (S&P), another major rating agency, has placed Credco’s long-term debt on “Creditwatch” with negative implications. The rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength as well as factors not entirely within Credco’s control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, adversely limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding and increase our cost of capital.

In addition, a downgrade of the short-term ratings of Credco below its current P-1/A-1/F1 ratings by two or more rating agencies would restrict Credco’s ability to participate in the CPFF established by the Federal Reserve Bank of New York, which would have a material adverse effect on Credco’s liquidity and its ability to fund charge card receivables and credit card loans.

Credco cannot predict what actions rating agencies may take. As with other companies in the financial services industry, Credco’s ratings could be downgraded at any time and without any notice by any of the rating agencies.

Item 5. OTHER INFORMATION

The following is provided pursuant to “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K: On October 30, 2008, Credco entered into amended and restated agreements for the sale and purchase of receivables with each of Centurion Bank and FSB. Credco, Centurion Bank and FSB are each wholly-owned subsidiaries of TRS, which is a wholly-owned subsidiary of American Express. The agreements were amended to provide for the suspension from time to time of the sale of American Express charge card receivables by each of Centurion Bank or FSB to Credco, or of the purchase by Credco of such receivables, upon written notice from either party to each agreement to the other party. Copies of the restated and amended agreements are being filed with this report.

Item 6. EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

AMERICAN EXPRESS CREDIT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: November 4, 2008	By	/s/ Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

DATE: November 4, 2008	By	/s/ Lawrence A. Belmonte

Lawrence A. Belmonte Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4.1	Form of Medium-Term Note—Master Note relating to American Express Credit Corporation's InterNotes® program.	Incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K (Commission File No. 1-6908) dated August 25, 2008.

Exhibit 10.1	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008, between American Express Centurion Bank and American Express Credit Corporation.	Electronically filed herewith.

Exhibit 10.2	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008, between American Express Bank, FSB and American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1