Form 10-K
period 2008-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2009-03-30
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 30, 2009, 1,504,938 shares were outstanding.

Documents incorporated by reference: None

PART I

Item 1.	BUSINESS

Introduction

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express. Both American Express and TRS are bank holding companies.

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

American Express Card Business

American Express is a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network. American Express’ cards permit its cardmembers to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing American Express’ logo.

American Express’ various products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases. TRS charges a fee, the “merchant discount,” to the merchant that is principally determined by the value that is delivered to the service establishment and generally represents a premium over other card networks. Value is delivered to the service establishment through higher spending cardmembers relative to users of cards issued on competing card networks, marketing expertise and the cardmembers’ insistence on using their cards when enrolled in rewards or other card loyalty programs, including cardmembers who are part of American Express’ Corporate Card program. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

The charge card, which is marketed in the United States and many other countries and carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors, including a cardmember’s current spending patterns, payment history, credit record and financial resources. Charge cards generally require payment by the cardmember of the full amount billed each month, and no finance charges are assessed on the balance. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset-spending limit and pay-in-full nature of these products attract high-spending cardmembers who want to use a charge card to facilitate larger payments. TRS and its licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, grace periods, and rate and fee structures.

The American Express card businesses are subject to extensive regulations in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including:

•	the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit);

•

the Fair Credit Reporting Act (FCRA) as amended by the Fair and Accurate Credit Transactions Act (FACT Act) (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected);

•

the Truth in Lending Act (TILA) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications);

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements);

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs);

•

the final rules recently issued by the Federal Reserve amending Regulation AA (i.e., UDAP) (which prohibits certain acts or practices in connection with consumer credit card accounts) and Regulation Z (which substantially revises the open-end credit provisions of Regulation Z); and

•	federal and state laws and regulations that generally prohibit engaging in unfair and deceptive business practices.

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries in which American Express operates have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The application of bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or charged-off as uncollectible. Card issuers and card networks are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs.

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

In October 2008, American Express moved to increase its flexibility in funding U.S. consumer and small business charge card receivables by amending the Receivables Agreements between Credco and each of American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB), (together, the Banks). The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility to continue to sell the receivables to Credco or to retain the receivables and fund them from their own sources. These amendments will allow American Express to shift, from time-to-time, the funding of those receivables from Credco to the Banks. Credco has traditionally financed the purchase of receivables principally through the issuance of commercial paper, including issuance to the Commercial Paper Funding Facility (CPFF), discussed further below, as well as through the sale of medium- and long-term debt notes. However, Credco can transfer proceeds of its funding activities in excess of its needs broadly to other subsidiaries of American Express, including to the Banks. The new arrangements between Credco and the Banks will have no impact on Credco’s funding of U.S. corporate charge card receivables and charge card receivables outside the United States.

Credco believes the above changes will lead to a material reduction of purchases of cardmember receivables.

However, it is not expected that these reductions will have a material impact on its fixed charge coverage ratio. For additional discussion on the fixed charge ratio, refer to page 26 below.

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

Cardmember loans are primarily funded by subsidiaries of TRS other than Credco, although certain cardmember loans are purchased by Credco. These cardmember loans consist of certain interest-bearing and discounted revolving loans comprised of American Express credit card and Sign & Travel® receivables.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds cardmember receivables and cardmember loans in Canada primarily through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. In Australia, the United Kingdom and Mexico, Credco funds cardmember receivables and cardmember loans by acquiring such receivables and loans with recourse from the local card issuers, which are wholly-owned subsidiaries of TRS. These local funding strategies result in Credco recording additional loans to affiliates.

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

A subsidiary of TRS, as agent for Credco, underwrites the cardmember receivables and loans and thus establishes credit standards for cardmembers on Credco’s behalf. In addition, the subsidiary of TRS performs accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. The Receivables Agreements provide that, without prior written notice to Credco, the credit standards used to determine whether a card is to be issued to an applicant may not be materially reduced and the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

Current Economic Environment/Outlook

During the latter half of 2008, concerns over the availability and cost of credit, a historic decline in real estate values in the United States, rising unemployment, and the collapse of major financial institutions contributed to a worsening global recession, increased volatility and reduced liquidity in the capital markets, and diminished expectations for the economy. American Express experienced slowing cardmember spending (including a year over year decline in spending in the fourth quarter of the year) and loan volumes and higher delinquencies as increasing stress in the worldwide financial markets eroded consumer and business confidence levels. Based on these trends, American Express expects consumer and business sentiment will likely deteriorate further and will translate into weaker economies around the globe and increased unemployment through 2009, which may result in declines in credit and charge card usage. If this occurs, the impact on Credco is likely to be a reduction in purchases of cardmember receivables and loans.

As further discussed in the Funding section below, since late September 2008, the market for unsecured term debt generally has been unavailable to all financial institutions, including Credco. However, Credco has continued to issue commercial paper. Its commercial paper issuances have occurred in similar daily average amounts and comparable rates but at shorter weighted average maturities than Credco’s historical trend. Credco’s shorter maturities are consistent with the changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve Board (the Board). The shortening of the maturities in the commercial paper funding markets makes it more difficult for Credco to manage its day-to-day cash flow.

On October 7, 2008, the Board announced the creation of the CPFF. The CPFF provides three month liquidity to U.S. issuers of commercial paper through a special purpose vehicle (SPV), which purchases three month unsecured and asset-backed commercial paper directly from eligible issuers using financing provided by the Federal Reserve Bank of New York. The commercial paper must be rated at least A1/P1/F1 by a major nationally recognized statistical rating organization (NRSRO) and, if rated by multiple major NRSROs, must be rated at least A1/P1/F1/R1 (middle) by two or more NRSROs. Credco is eligible to have up to $14.7 billion of commercial paper outstanding with the SPV at any one time. The SPV is currently scheduled to cease purchasing commercial paper on October 30, 2009, unless the Board extends the facility. At December 31, 2008, Credco had $7.3 billion of commercial paper outstanding, including $4.5 billion under the CPFF, as further discussed in the Consolidated Liquidity and Capital Resources section. As of March 30, 2009, there was no commercial paper outstanding under the CPFF.

Volume of Business

The following table shows the volume of all cardmember receivables and cardmember loans purchased by Credco during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco at the end of such years (billions):

	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,			Receivables and Loans Owned at December 31,

Year	Domestic	Foreign	Total	Domestic	Foreign	Total

2008	$204	$38	$242	$8	$3	$11
2007	262	31	293	24	3	27
2006	251	30	281	25	3	28
2005	233	27	260	22	3	25
2004	189	51	240	20	3	23

The reduction in volumes of receivables and loans purchased during 2008 and receivables and loans owned at December 31, 2008, compared to prior periods is primarily due to the amendment to the Receivables Agreements in October 2008, as discussed previously, and to a lesser extent to a reduction in purchases resulting from lower cardmember spending in the fourth quarter of 2008 compared to the same period a year ago.

Cardmember Receivables

At December 31, 2008 and 2007, Credco owned $10.9 billion and $26.3 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At December 31, 2008 and 2007, CRC owned approximately $2.4 billion and $5.7 billion, respectively, of participation interests purchased from RFC V.

The following table summarizes selected information related to the cardmember receivables portfolio:

Years ended December 31, (Millions, except percentages)	2008	2007	2006

Total cardmember receivables	$10,859	$26,335	$27,593
Loss reserves	$204	$831	$739
as a % of receivables(a)	1.9%	3.2%	2.7%
Average life of cardmember receivables (in days)(b)	33	34	32

Cardmember receivables – 180 day write-off (a)	$2,444	N/A	N/A
30 days past due as a % of total	2.6%	N/A	N/A
Average receivables	$11,413	N/A	N/A
Write-offs, net of recoveries	$893	N/A	N/A
Net write-off rate (a)	7.8%	N/A	N/A

Cardmember receivables – 360 day write-off	$8,415	$26,335	$27,593
90 days past due as a % of total	2.8%	4.1%	3.3%
Write-offs, net of recoveries	$146	$658	$525
Net write-off rate (c)	0.12%	0.23%	0.19%

(a) In the fourth quarter of 2008, American Express revised the time period in which past due cardmember receivables for its U.S. Card Services segment are written off to 180 days past due, consistent with applicable bank regulatory guidance. Previously, receivables were written off when 360 days past due. Credco’s receivables subject to 180 day write-off and the related net write-off rate, which reflects write-offs, net of recoveries expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the years indicated, are reflected above, and includes $257 million of net write-offs as result of the methodology change. See further discussion in Notes 1 and 2 of the Consolidated Financial Statements.

(b) Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(c) Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.

Cardmember receivables owned at December 31, 2008, decreased approximately $15.5 billion from December 31, 2007, primarily as a result of a reduction of cardmember receivables purchased due to the amendment to the Receivables Agreements.

Reserves for Cardmember Receivables and Cardmember Loans

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2008	2007	2006

Reserve for losses:
Balance at beginning of year	$841	$749	$686
Additions:
Provisions for losses (a)	641	842	589
Other credits (b)	46	14	11
Deductions:
Accounts written-off (a) (c)	1,204	666	532
Other charges (d)	106	98	5

Balance at end of year	$218	$841	$749

Reserve for losses as a % of gross cardmember
receivables and loans owned at year-end	1.9%	3.1%	2.7%

(a)	Includes recoveries on accounts previously written-off of $144 million, $175 million, and $158 million in 2008, 2007 and 2006, respectively.

(b)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(c)	The net write-offs for 2008 include approximately $257 million resulting from the 180 day write-off methodology change discussed previously.

(d)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express.

The components of loans to affiliates at December 31 were as follows:

(Millions)	2008	2007

TRS Subsidiaries:
American Express Australia Limited	$3,204	$3,897
American Express Services Europe Limited (a)	2,388	3,659
Amex Bank of Canada	2,257	2,664
American Express Centurion Bank (b)	2,225	—
American Express International, Inc.	943	535
American Express Co. (Mexico) S.A. de C.V.	392	446
American Express Bank (Mexico) S.A. (c)	317	—

Total (d)	$11,726	$11,201

(a) In April 2008, Credco amended the funding structure with Germany from a transfer of receivables with recourse to a purchase of cardmember receivables without recourse, thereby reducing the loans to American Express Services Europe Limited by approximately $675 million.

(b) During 2008, Credco loaned $2.2 billion to Centurion Bank as a consequence of the amendment to the Receivables Agreements, discussed previously. In February 2009, Centurion Bank repaid $2.2 billion to Credco.

(c) During 2008, Credco loaned $317 million to American Express Bank (Mexico) S.A.

(d) Of the $11.7 billion outstanding of loans to affiliates, approximately $6.0 billion are collateralized by the underlying cardmember receivables transferred with recourse.

Due from Affiliates

At December 31, 2008 and 2007, due from affiliates was $3.7 billion and $2.4 billion, respectively. These amounts relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, which are settled in the subsequent month in the normal course of business.

Short-term Debt to Affiliates

Components of short-term debt to affiliates at December 31 were as follows:

(Millions)	2008	2007

American Express	$3,579	$1,953
AE Exposure Management Ltd.	2,356	2,240
TRS	1,483	1,808
American Express Holdings (Netherlands) C.V.	417	377
American Express Europe Limited	175	—
National Express Company, Inc.	91	2,083
American Express Publishing Corp.	84	93
Other	132	128

Total	$8,317	$8,682

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Sources of Funds

Credco’s business is financed by short-term borrowings consisting principally of commercial paper, borrowings under bank credit facilities in certain international markets, and issuances of U.S. and non-U.S. dollar short-term and long-term borrowings, as well as through operations and intercompany borrowings. Historically, short-term borrowings consisted of commercial paper. Since September 2008, Credco’s reliance on commercial paper as a funding source has diminished considerably. This short-term source has not been replaced with other types of short-term debt as Credco’s funding needs have decreased because of the reduction of receivable purchases due to the amendment to the Receivables Agreements discussed previously, and to a lesser extent to a reduction in purchases resulting from lower cardmember spending in the fourth quarter of 2008 compared to the same period a year ago. The weighted average interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were:

Year	Weighted Average Interest Rate

2008	3.95%
2007	5.26%
2006	4.63%
2005	3.63%
2004	2.98%

See Notes 4 and 5 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

Foreign Operations

See Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

At December 31, 2008 and 2007, Credco had 22 and 23 employees, respectively.

Item 1A.	RISK FACTORS

Based on the information currently known Credco believes that the matters discussed below identify the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below. Additional risks and uncertainties not presently known to Credco or that Credco currently believes to be immaterial may also adversely affect Credco’s business and the trading price of its securities.

Adverse capital and credit market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital.

The money and capital markets have been experiencing extreme volatility and disruption since August 2007, which have negatively impacted market liquidity conditions. In recent months, the volatility and disruption have reached unprecedented levels.

The concerns on the part of market participants have focused on a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as Credco) that have exposure to or rely on the credit markets particularly affected.

Credco relies on liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, Credco could be forced to limit its business growth or curtail operations. The principal sources of Credco’s liquidity are payments from cardmembers, cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, and issuances of commercial paper. Sources of liquidity in normal markets also include a variety of short-and long-term instruments, including medium- and long-term unsecured debt.

Notwithstanding Credco’s solid financial position, Credco is not immune from the pressures brought on by the current crisis in the financial markets. The fragility of the credit markets and the current economic environment have impacted financial term services companies through market volatility and fluctuations, loss of confidence and rating agency actions. Since September 2008, the market for Credco term unsecured debt, like that for virtually all financial institutions, has been effectively frozen. Therefore, Credco’s ability to obtain financing in the debt capital markets for unsecured term debt is dependent on a renewal of investor demand.

In the event current sources of liquidity, including internal sources, do not satisfy Credco’s needs, it could be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, Credco’s long-term debt credit ratings, which were downgraded in 2008 by two of the major rating agencies, and credit capacity. Additionally, it is possible that lenders could develop a negative perception of Credco’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreased due to an economic downturn. Similarly, Credco’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against Credco. In addition, the CPFF being made available through the Federal Reserve Bank of New York, is subject to Credco’s ability to meet or continue to meet the criteria for participation in such program and is temporary in nature as such program is scheduled to terminate during 2009.

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

If current levels of market disruption and volatility continue or worsen, there can be no assurance that Credco will not experience an adverse effect, which may be material, on Credco’s ability to access capital and on its business, financial condition and results of operations.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect Credco’s business and results of operations, and Credco does not expect these conditions to improve in the near future.

Credco’s results of operations are materially affected by conditions in the global capital markets and the economy in general, both in the United States and elsewhere. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008, and Credco does not expect these conditions to improve in the near future.

Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States (in particular, in those markets in which American Express has generated significant spend volume on its charge and credit card products) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment and volatile oil prices, have precipitated a global recession, which may cause further declines in credit and charge card usage and has already resulted in adverse changes in payment patterns, causing increases in delinquencies and default rates. If the performance of its charge card and credit card portfolios continues to weaken through increasing delinquencies and write-offs, American Express’ and Credco’s long-term and short-term debt ratings could be downgraded and Credco’s access to capital could be materially adversely affected and cost of capital could increase.

These events and the continuing market upheavals may have an adverse effect on Credco, in part because it is dependent upon consumer and business behavior. Credco’s revenue growth is likely to decline in such circumstances and, in certain instances, revenues may decrease, and its profit margins could erode. In addition, in the event of extreme prolonged market adversity, such as the global credit crisis and economic slowdown, Credco could incur significant losses.

The lack of available credit, lack of confidence in the financial markets, reduced consumer and business spending, and worsening credit metrics also pose other risks to Credco’s results of operations and financial condition. In particular, Credco may face the following risks, among others, in connection with these events:

•

The processes Credco uses to estimate losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, that may no longer be capable of accurate estimation.

•

American Express’ ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite credit to its customers become less predictive of future write-offs.

Political or economic instability in certain regions or countries could also affect American Express’ commercial or other lending activities, among other businesses, or result in restrictions on convertibility of certain currencies.

Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on Credco’s business and infrastructure, including its information technology systems. Because Credco derives a portion of its revenues from travel-related spending, its business will be sensitive to safety concerns, and thus may decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.

As the conditions described above (or similar ones) persist or worsen, Credco could experience continuing or increased adverse effects on its results of operations and financial condition.

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

Any reduction in Credco’s credit ratings could increase the cost of its funding from and restrict Credco’s access to the capital markets and have a material adverse effect on Credco’s results of operations and financial condition.

Although Credco’s long-term debt is currently rated investment grade (at “A” levels) by the major rating agencies, the ratings of that debt have been downgraded during the fourth quarter of 2008 by Moody’s Investors Services (Moody’s) and Standard & Poor’s (S&P), two of the major rating agencies. In addition, recently both rating agencies have announced that they are reviewing Credco’s ratings with a view to a possible further downgrade. S&P is reviewing both long- and short-term ratings; Moody’s affirmed the current short-term rating and is reviewing the long-term rating only. The rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength as well as factors not entirely within Credco’s control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, adversely limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding and increase Credco’s cost of capital.

In addition, a downgrade of the short-term ratings of Credco below its current P-1/A-1/F1 ratings by two or more rating agencies would cause Credco to be unable to participate in the CPFF established by the Federal Reserve Bank of New York, which would have a material adverse effect on Credco’s liquidity and its ability to fund charge card receivables and credit card loans.

Credco cannot predict what actions rating agencies may take. As with other companies in the financial services industry, Credco’s ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease revenue Credco receives from its international operations.

Credco generates a portion of its revenue from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and some of the revenue it generates outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in Credco’s net income. Furthermore, Credco may become subject to exchange control regulations that might restrict or prohibit the conversion of Credco’s other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues Credco receives from its international operations and have a material adverse effect on Credco’s business.

The risk management policies and procedures of Credco and the Card Issuers may not be effective.

Credco must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies, the rate of bankruptcies, and other credit trends which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept American Express card products.

Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect Credco’s profitability and may increase Credco’s cost of funds.

Although Credco and the Card Issuers make estimates to provide for credit losses in their respective outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information that Credco and the Card Issuers use in managing their credit risk may be inaccurate or incomplete. Although Credco regularly reviews its and the Card Issuers’ credit exposure to specific clients and counterparties and to specific industries, countries and regions that Credco and the Card Issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credco and the Card Issuers may also fail to receive full information with respect to the credit risks of customers.

Credco must also effectively manage market risk to which it is exposed. Market risk is the risk to earnings or value resulting from movements in market prices. Credco is exposed to market risk from interest rates in Credco’s Card business and in its investment portfolios. Changes in the interest rates at which Credco borrows and lends money affect the value of Credco’s assets and liabilities. If the rate of interest Credco pays on its borrowings increases more than the discount rate Credco earns on purchases of receivables and the rate of interest Credco earns on its loans, its net interest yield, and consequently Credco’s net income, could fall.

Credco must also accurately estimate the fair value of the assets in its investment portfolio and, in particular, those investments that are not readily marketable.

Additionally, Credco must also effectively manage liquidity risk to which it is exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy Credco’s obligations. If Credco is unsuccessful in managing its liquidity risk, Credco may maintain too much liquidity, which can be costly and limit financial flexibility, or Credco may be too illiquid, which could result in financial distress during a liquidity event. For additional information regarding Credco management of liquidity risk, see “Adverse capital and credit market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital” above.

Finally, Credco must also manage the operational risks to which it is exposed. Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error, or the external environment, such as natural disasters. Operational risks include the risk that Credco may not comply with specific regulatory or legal requirements, exposing Credco to fines and/or penalties and possibly brand damage; employee error or intentional misconduct that results in a material financial misstatement; or a failure to monitor an outsource partner’s compliance with a service level agreement, resulting in economic harm to Credco.

Although Credco and the Card Issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, Credco’s risk management techniques and hedging strategies may not be fully effective. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the policies and procedures Credco uses to identify, monitor and manage the risks Credco assumes in conducting its businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

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

Other Reporting Matters

Accounting Developments

See the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Forward-looking Statements

Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

•	credit trends, which will depend in part on the economic environment, including, among other things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

•	Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of cardmember receivables and loans;

•	fluctuations in foreign currency exchange rates;

•	negative changes in Credco’s credit ratings, which could result in decreased liquidity and higher borrowing costs;

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by federal bank regulators relating to certain credit and charge card practices;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•	the impact on American Express’ business resulting from continuing geopolitical uncertainty;

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, its credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System;

•	Credco’s ability to meet the criteria for participation in the Commercial Paper Funding Facility being made available through the Federal Reserve Bank of New York; and

•	Credco’s ability to access in a timely manner its remaining investment in the Reserve Primary Fund.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Credco neither owns nor leases any material physical properties.

Item 3.	LEGAL PROCEEDINGS

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

Credco paid cash dividends of $580 million and $750 million to TRS in 2008 and 2007, respectively. On February 10, 2009, Credco paid a cash dividend of $75 million to TRS. For information about limitations on Credco’s ability to pay dividends, see Note 6 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

(Millions)	2008	2007	2006	2005	2004

Income Statement Data

Revenues	$3,250	$3,862	$3,017	$2,276	$1,832

Provisions for losses, net of recoveries	641	842	589	662	628

Interest expense	1,618	2,046	1,614	1,141	863

Income tax provision	68	57	95	50	75

Net income	745	720	622	415	234

Balance Sheet Data

Cash and cash equivalents	$8,855	$2,925	$737	$1,051	$3,802

Gross cardmember receivables	10,859	26,335	27,593	24,421	21,888

Reserve for losses, cardmember receivables	204	831	739	671	555

Gross cardmember loans	498	403	356	569	622

Reserve for losses, cardmember loans	14	10	10	15	55

Loans to affiliates	11,726	11,201	9,691	8,254	7,039

Investment securities (including restricted)	3,084	3,044	3,015	2,996	3,183

Total assets	39,265	45,843	40,963	37,368	36,259

Short-term debt	15,684	19,775	15,469	15,982	13,245

Current portion of long-term debt	5,201	7,411	3,440	2,300	5,734

Long-term debt	14,809	14,872	18,350	14,629	12,880

Shareholder’s equity	3,098	3,446	3,419	3,270	2,992

Cash dividends	580	750	500	200	125

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical Accounting Policies

American Express Credit Corporation’s (Credco) significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about three critical accounting policies that are important to the Consolidated Financial Statements and that require significant management assumptions and judgments.

Reserves for cardmember losses

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolio of receivables and loans. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. These reserves reflect management’s judgment regarding overall adequacy. Management considers whether to adjust reserves that are calculated by the analytic models based on other trends, such as the reserves as a percentage of past-due accounts, reserves as a percentage of cardmember loans and receivables, and net write-off coverage. Other trends considered include leading economic and market indicators, such as the unemployment rate, the consumer confidence index, the purchasing manager’s index, bankruptcy filings, concentration of credit risk based on tenure, industry or geographic regions, and the legal and regulatory environment.

Cardmember loans are generally written-off when they are 180 days past due. Cardmember receivables are generally written-off when they are 360 days past due, except that beginning in 2008, cardmember receivables that are included in American Express’ U.S. Card Services segment are written-off when they are 180 days past due. Such receivables are related to Credco Receivables Corporation (CRC). To the extent historical credit experience updated for emerging market trends in credit are not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable. As of December 31, 2008, if an increase in write-off rates was five percent of cardmember receivables and loans at such date, the reserve for losses would increase by approximately $11 million. This sensitivity analysis does not represent management’s expectations of the deterioration in write-offs but is provided as a hypothetical scenario to assess the sensitivity of the provisions for cardmember losses to changes in key inputs.

The process for determining the reserve for cardmember losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Fair Value Measurement

Credco holds investment securities and derivative instruments. These financial instruments are reflected at fair value on Credco’s Consolidated Balance Sheets. Management will make significant assumptions and judgments when estimating fair value for these financial instruments.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157), the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3).

Effective January 1, 2008, Credco partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value. Refer to Notes 1 and 10 to the Consolidated Financial Statements for further details of Credco’s fair value measurements.

Investment Securities

Credco’s investment securities are comprised of predominantly U.S. Government and U.S. Government sponsored entities (e.g., Fannie Mae, Freddie Mac). The investment securities are classified as available-for-sale with changes in fair value recorded in accumulated other comprehensive (loss) income within shareholder’s equity on Credco’s Consolidated Balance Sheets.

The fair market values for Credco’s investment securities are obtained primarily from pricing services engaged by Credco, and Credco receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing services do not apply any adjustments to the pricing models used, nor does Credco apply any adjustments to prices received from the pricing services. As of December 31, 2008, all of Credco’s investment securities are classified in Level 2 of the fair value hierarchy. See further discussion in Note 3 to Credco’s Consolidated Financial Statements.

In the measurement of fair value for Credco’s investment securities, even though the underlying inputs used in the pricing models are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing models do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Other-Than-Temporary Impairment

Credco reviews and evaluates its investment securities, at least quarterly, and more often as market conditions may require, to identify investment securities that have indications of other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, Credco considers several metrics when evaluating investment securities for an other-than-temporary impairment, including the extent to which amortized cost exceeds fair value, the duration and size of that difference, and the issuer’s credit rating. Key factors considered when assessing other-than-temporary impairment include the determination of the extent to which the difference is due to increased default risk for the specific issuers, or market interest rate risk. With respect to market interest rate risk, including benchmark interest rates and credit spreads, Credco’s intent and ability to hold the investment securities for a time sufficient to recover the unrealized losses is a significant consideration in the other-than-temporary evaluation process. See further discussion in Note 3 to Credco’s Consolidated Financial Statements.

In determining whether any of Credco’s investment securities are other-than-temporarily impaired, a change in facts and circumstances could lead to a change in management judgment around Credco’s view on collectibility and credit quality of the issuer, or Credco’s ability and intent to hold the investment securities for a time sufficient to recover the unrealized losses. This could result in Credco recording an other-than-temporary impairment loss through earnings with a corresponding offset to accumulated other comprehensive (loss) income. As of December 31, 2008, Credco had no gross unrealized losses in its investment securities portfolio that were deemed not to be other-than-temporarily impaired.

Derivative Instruments

Credco’s primary derivative instruments include interest rate swaps, forward agreements, foreign currency options and cross-currency swaps. Derivative instruments are reported in other assets and other liabilities on Credco’s Consolidated Balance Sheets. Changes in fair value are recorded in accumulated other comprehensive (loss) income, and/or in the Consolidated Statements of Income, depending on (i) the documentation and designation of the derivative instrument, and (ii) if the derivative instrument is in a hedging relationship, its effectiveness in offsetting the changes in the designated risk being hedged.

The fair values of Credco’s derivative instruments are estimated by using pricing models that do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets. The valuation models used by Credco are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, and volatility. In certain instances credit valuation adjustments are necessary when the market parameters (for example, a benchmark curve) used to value the derivative instruments are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. As of December 31, 2008, the credit and nonperformance risks associated with Credco derivative counterparties were not significant.

Credco manages derivative instrument counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next twelve months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative instrument credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express Enterprise-wide Risk Management Committee guidelines and procedures and determines the risk mitigation actions, when necessary. Credco’s derivative instruments are classified in Level 2 of the fair value hierarchy. See further discussion in Note 7 to Credco’s Consolidated Financial Statements.

In the measurement of fair value for Credco’s derivative instruments, although the underlying inputs used in the pricing models are readily observable from actively quoted markets, the pricing models do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value. In addition, although counterparty credit risk is actively managed by the IRMC, and any necessary credit valuation adjustments are based on observable default rates, a change in facts and circumstances could lead to a change in management judgment about counterparty credit quality, which could result in Credco recognizing an additional counterparty credit valuation adjustment. As of December 31, 2008, the credit and nonperformance risks associated with Credco’s derivative instrument counterparties were not significant.

Income Taxes

The taxable income of Credco is included in the consolidated United States federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a separate company basis. American Express is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which American Express operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. In establishing a provision for income tax expense, management must make judgments about the application of these inherently complex tax laws.

Credco establishes a liability for unrecognized tax benefits, which are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements. In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether a tax position is more likely than not to be sustained upon examination by the taxing authority and also in determining the ultimate amount that is likely to be realized. A tax position is recognized when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of tax benefit recognized is based on management’s assessment of the most likely outcome on ultimate settlement with the taxing authority. This measurement is based on many factors, including whether a tax dispute may be settled through negotiation with the taxing authority or is only subject to review in the courts. As new information becomes available, management evaluates its tax positions, and adjusts its unrecognized tax benefits, as appropriate.

If the tax benefit ultimately realized differs from the amount previously recognized in the income tax provision, Credco recognizes an adjustment of the unrecognized tax benefit through the income tax provision.

Deferred tax assets and liabilities are determined based on the differences between the GAAP financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax asset will not be realized.

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

Impact of Credit and Capital Market Environment

Credit Markets – U.S. Cardmember Receivables

During 2008, deteriorating home prices, rising unemployment and broad tightening of consumer credit adversely affected U.S. credit card issuers generally, including American Express issuers that sell receivables to Credco.

In managing risk on behalf of Credco, TRS’ objective is to protect its profitability, but also protect, to the extent it can, TRS’ ongoing relationship with the cardmembers and their experience. With this in mind, the following actions have been taken by TRS across the U.S. cardmember portfolios:

•	incorporating more sophisticated information in TRS’s risk evaluations;

•	focusing on areas of high risk, and canceling certain accounts;

•	reducing some customer lines of credit;

•	increasing the number of customer care professionals; and

•	assisting cardmembers who are experiencing temporary financial difficulty.

American Express’ view is that economic conditions will deteriorate further in 2009. The impact to Credco is that its purchases of receivables and loans will decline because of reduced cardmember spending. This is in addition to the expected reduction in purchases as a result of the amendment to the Receivables Agreements in October 2008 discussed previously.

Capital Markets

The global money and capital markets have been experiencing periods of liquidity disruption and rate volatility since the third quarter of 2007. Liquidity, benchmark interest rates, and credit concerns were further exacerbated during September 2008, fueled by heightened concerns about the global financial system after the collapse of several large financial institutions in the United States and elsewhere.

Credco’s funding strategy includes the issuance of debt with a wide range of maturities to spread out or “ladder” the refinancing requirements in future periods. This includes both unsecured term debt and commercial paper. Since September 2008, the market for Credco’s unsecured term debt, like that for virtually all financial institutions, has been effectively frozen.

Certain programs sponsored by the federal government and certain of its departments and agencies launched or announced by the United States and other governments during the fourth quarter of 2008 provided some stability to the capital markets and reduced dislocations in benchmark indices such as LIBOR. However, if the unprecedented levels of volatility and disruptions reemerge or worsen, they could negatively impact Credco’s funding capabilities, liquidity position, and investment portfolios or derivative positions.

Investment Portfolio

Credco’s investment portfolio primarily supports its contingent liquidity strategy, by investing in U.S. Government and agencies obligations. Credco’s objective is to manage the type and mix of assets as well as their maturity profile in order to ensure the cash and liquidity needs can be met without relying on the sale of investments prior to maturity. As a result, Credco generally holds its investments until their maturity. Credco nonetheless seeks to invest in portfolios of securities with sufficient liquidity that could be accessed prior to maturity should changes in cash needs occur.

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

Government Sponsored Enterprises

At December 31, 2008, Credco owned approximately $2.7 billion of senior unsecured debentures issued by Government Sponsored Enterprises (GSEs): Fannie Mae and Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced the decision to place Fannie Mae and Freddie Mac into a conservatorship run by FHFA. These actions were designed to protect the senior and subordinated debt and the mortgage-backed securities of the GSEs. The total net unrealized gains on these securities were approximately $37 million at December 31, 2008.

Money Market Fund

Credco owned a $500 million investment in the Reserve Primary Fund (the Fund), a money market fund. The net asset value of the Fund fell below $1 per share in September 2008. Credco recorded a loss of $15 million related to its investment in the Fund in September 2008. Credco received approximately $390 million from the Fund since it filed a redemption order with Reserve, the Fund sponsor, in September 2008. The remaining amount due from the Fund is recorded in deferred charges and other assets on Credco’s Consolidated Balance Sheets. On February 20, 2009, Credco received $33 million from the Fund. The timing of receipt of the remaining proceeds cannot be determined at this time.

With the exception of its exposure to the Fund, Credco did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal on any of its holdings in its investment portfolios.

Consolidated Capital Resources and Liquidity

Credco’s balance sheet management objectives are to maintain a broad, deep and diverse set of funding sources to finance its assets and meet operating requirements and liquidity programs that enable Credco to meet its obligations for at least a 12 month period should some or all of its funding sources become inaccessible.

Funding Strategy

Credco seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations and cost-effectively finance current and future asset growth as well as to maintain a strong liquidity profile. Diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity, or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

The recent turmoil in the money and capital markets during 2008 resulted in changes to the mix and cost of financing Credco obtained from its traditional funding sources.

Credco has historically relied on the debt capital markets to satisfy a substantial amount of its funding needs, as do many financial services companies. Notwithstanding the difficult conditions in the financial markets during the past year, Credco accessed a variety of capital markets sources during the first three quarters of the year. Credco’s issuances of debt securities, similar to most issuances across the capital markets, included spreads above benchmark rates that were significantly greater than those on similar issuances during the prior several years.

Credco’s strategy is to issue debt with a wide range of maturities to reduce and spread out the refinancing requirements in future periods. However, Credco’s ability to obtain financing in the debt capital market for unsecured term debt is subject to a renewal of investor demand. Credco continues to assess its needs and investor demand, which will likely change the mix of its existing sources as well as seek to add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as disruption of financial markets, market capacity and demand for securities offered by Credco and regulatory changes. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy is designed to maintain high and stable debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings, and Dominion Bond Rating Service (DBRS). Recently, three of the four credit rating agencies that rate Credco provided updates on Credco’s ratings as follows:

▪

During the fourth quarter of 2008, Moody’s lowered the senior long-term debt ratings of Credco from Aa3 to A1 and revised its outlook of Credco from stable to negative. This change, which brings the ratings for Credco’s funding to the same level as other rating agencies, reflected concerns regarding weakness in the broader economy and specific concerns regarding “negative asset quality trends and lending exposures.” Moody’s affirmed all of its short-term ratings (P-1). On February 25, 2009, Moody’s placed Credco long-term ratings on review for possible downgrade. The P-1 short-term rating was affirmed.

▪

During the fourth quarter of 2008, S&P lowered the long-term ratings on Credco from A+ to A. The outlook on the rating was negative. S&P affirmed its short-term ratings (A-1). On March 19, 2009, S&P placed both its long- and short-term ratings on Credco on “CreditWatch” with negative implications.

▪	On January 29, 2009, DBRS announced that it had revised its outlook on the long-term senior ratings of Credco (A (high)) from stable to negative.

Maintenance of high and stable debt ratings is critical to ensuring Credco has continuous access to capital and credit markets at cost-effective rates. Historically, credit ratings have had a significant impact on the borrowing capacity and costs of Credco. A downgrade in Credco’s long-term debt rating would result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. A downgrade of one level in Credco’s short-term rating would result in Credco having to significantly reduce or eliminate its outstanding commercial paper compared to historical levels. In the event a reduction in its borrowing capacity in the short-term debt markets were to occur, Credco would further shift its funding to other funding programs, such as issuance of long-term debt, to the extent these markets are available.

Short-term funding programs

Credco’s short-term funding requirements have historically been met primarily by the sale of commercial paper. Credco’s commercial paper is a widely recognized name in the money markets and is supported by a diverse base among short-term investors. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During 2008, Credco had continuous access to the commercial paper markets to fund its business operations. Its commercial paper issuances after mid-September occurred at shorter weighted average maturities than Credco’s historical trend, consistent with the changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve.

The shortening of the maturities in the commercial paper markets makes it more difficult for Credco to manage its day-to-day cash flow. Since year-end, Credco has reduced its reliance on the commercial paper market.

On October 7, 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF). The CPFF provides three-month liquidity to U.S. issuers of commercial paper through a special purpose vehicle (SPV), which purchases three month unsecured and asset-backed commercial paper directly from eligible issuers using financing provided by the Federal Reserve Bank of New York. The commercial paper must be rated at least A1/P1/F1 by a major nationally recognized statistical rating organization (NRSRO) and, if rated by multiple major NRSROs, must be rated at least A1/P1/F1/R1 (middle) by two or more NRSROs. Credco is eligible to have up to $14.7 billion of commercial paper outstanding with the SPV at any one time. The SPV is currently scheduled to cease purchasing commercial paper on October 30, 2009, unless the Board extends the facility. At December 31, 2008, Credco had $7.3 billion of commercial paper outstanding, including $4.5 billion under the CPFF. As of March 30, 2009, there was no commercial paper outstanding under the CPFF.

The table below illustrates Credco’s commercial paper outstanding and back-up liquidity coverage at December 31:

(Billions, except percentages)	2008	2007

Commercial paper outstanding	$7.3	$10.5
Year to date average commercial paper outstanding(a)	$10.8	$7.8
Net (cash) short-term debt outstanding(b)	$(1.5)	$7.9
Total back-up liquidity coverage of net short-term debt(c)	723%	140%

(a)	Average commercial paper outstanding includes amounts issued through the CPFF program.

(b)

Credco currently manages the level of short-term debt outstanding, exclusive of short-term debt to affiliates, such that its total back-up liquidity, including maximum available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Net short-term debt consists of commercial paper and certain other short-term borrowings less cash and cash equivalents. Credco’s total back-up liquidity coverage of net short-term borrowings was in excess of 100 percent at December 31, 2008 and 2007.

(c)	Based on the maximum available borrowings under committed third party bank credit facilities and term liquidity portfolio investment securities.

Long-term debt programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding at December 31:

(Billions)	2008	2007

Long-term debt outstanding	$20.0	$22.3
Average long-term debt	$21.2	$22.7

See further details on total year-end stated rates on debt and maturities in Note 5 to the Consolidated Financial Statements.

Credco regularly seeks to expand the capacity and diversity of its funding sources. In August 2008, Credco commenced an InterNotes® program that offers retail investors the opportunity to make unsecured medium- and long-term fixed income investments in Credco. Credco raised over $408 million of funding under this program through December 31, 2008.

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. During 2008, Credco issued $5.8 billion of fixed and floating rate long-term debt securities with maturities ranging from two to seven years, from its U.S. shelf registration. At December 31, 2008, Credco had $13.0 billion of debt securities outstanding, issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. During 2008, this program was renewed and the maximum aggregate principal amount of debt instruments outstanding at any one time under the program was increased to $50.0 billion. The proceeds of these issuances are used for financing operations, including the purchase of receivables and the repayment of previously issued debt. At December 31, 2008, $3.7 billion was outstanding under this program, of which $2.4 billion was issued by Credco.

Credco established a program in Australia for the issuance of debt securities from time to time of up to approximately $4.2 billion. During 2008, no notes were issued under this program. At December 31, 2008, approximately $3.5 billion was available for issuance under this program.

During the first quarter of 2008, a new shelf prospectus was filed and became effective in Canada for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $2.9 billion of notes by American Express Canada Credit Corporation (Cancredco), an indirect wholly owned subsidiary of Credco. All notes issued under this shelf registration will be guaranteed by Credco. During 2008, Cancredco issued approximately $411 million of medium-term notes. The financial results of Cancredco are included in the consolidated financial results of Credco.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Credco paid cash dividends of $580 million and $750 million to TRS in 2008 and 2007, respectively. On February 10, 2009, Credco paid a cash dividend of $75 million to TRS.

Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity in the form of cash and readily-marketable securities easily convertible into cash, as well as access to cash and equivalents, to continuously meet its business needs, sustain operations and satisfy its obligations for a period of at least 12 months without access to the unsecured debt capital markets. This objective is managed by regularly accessing capital through a broad and diverse set of funding programs, by maintaining cash and readily-marketable securities, as well as through a variety of contingent sources of cash and financing. Credco maintains a liquidity plan that enables it to continuously meet its daily obligations when its access to financing becomes impaired or markets become inaccessible. The plan contemplates a hypothetical 12-month liquidity crisis occurring as a sudden and unexpected event that makes financing from its various funding sources unavailable.

The sources of cash in such stress environment include, but are not limited to, Credco’s cash and readily-marketable securities, securitizations of cardmember receivables through RFC V and AEIT, loans through American Express affiliates, and bank credit facilities. Credco has identified over $35 billion in alternate sources of cash from these sources.

As a result of Credco’s funding activities during 2008, Credco raised funds that substantially exceeded its 2008 funding needs. The excess was invested with the purpose of increasing the amount of cash and readily-marketable securities Credco holds.

The amount of cash and readily-marketable securities Credco expects to maintain will be substantially greater than its historical levels of holdings. Credco expects to incur higher net interest cost on these amounts, which will be dependent on the amount Credco actually maintains, as well as the difference between its cost of funding these amounts and their investment yields.

Cash and Readily-Marketable Securities

At December 31, 2008, Credco had cash and cash equivalents of approximately $8.9 billion as well as $3.1 billion of longer-term readily-marketable securities. These investments are of high credit quality, highly liquid short-term instruments and longer term, highly liquid instruments, such as U.S. Treasury securities, government-sponsored enterprise debt, or government-guaranteed debt. These instruments are managed to either mature prior to the maturity of borrowings that will occur within the next 12 months, or are sufficiently liquid that Credco can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at December 31, 2008 as follows:

(Billions)	Total	American Express	Credco

Committed(a)	$10.4	$1.3	$9.1	(b)
Outstanding	$2.5	—	$2.5

(a)	Committed lines supported by 34 financial institutions.

(b)	Credco has the right to borrow a maximum amount of $10.4 billion with a commensurate maximum $1.3 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.6
2012	5.9

Total	$10.4

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	Credco	American Express

2008	1.50	1.96
2007	1.38	2.24
2006	1.44	2.54

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all the funding sources, Credco believes that it would have the liquidity to satisfy all maturing obligations and fund normal business operations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Results of Operations

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income rose 3 percent to $745 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The year-over-year increase was primarily due to a decrease in interest expense, provisions for losses, net of recoveries and loan service fees and an increase in interest income earned on loans to affiliates, partially offset by a decrease in discount revenue earned from purchased cardmember receivables and loans, and a decrease in interest income from investments.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts:

(Millions)	2008	2007

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$(516)	$78
Discount rates	(166)	572

Total	$(682)	$650

Interest income from affiliates:
Average loans to affiliates	$113	$73
Interest rates	(19)	54

Total	$94	$127

Interest income from investments:
Average investments outstanding	$151	$22
Interest rates	(182)	38

Total	$(31)	$60

Provisions for losses, net of recoveries:
Volume of receivables purchased	$(183)	$36
Provisions rates and volume of recoveries	(18)	217

Total	$(201)	$253

Interest expense:
Average debt outstanding	$75	$165
Interest rates	(324)	165

Total	$(249)	$330

Interest expense to affiliates:
Average debt outstanding	$34	$24
Interest rates	(213)	77

Total	$(179)	$101

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 24 percent or $682 million to $2.2 billion for 2008, as compared to 2007, due to a decrease in both the volume of receivables purchased and discount rates. Volume of receivables and loans purchased for 2008, was 18 percent lower than 2007, primarily due to the amendment of the Receivables Agreements between each of Credco and Centurion Bank and FSB; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of approximately 7 basis points compared to the year ended December 31, 2007.

Interest Income from Affiliates

Interest income from affiliates increased 14 percent or $94 million to $744 million in 2008, as compared to 2007. The year-over-year increase is due to an increase in the volume of loans to affiliates, partially offset by a decrease in the interest rates charged to affiliates. The average volume of loans to affiliates increased partially due to loans to both Centurion Bank and FSB, as a consequence of amending the Receivables Agreements. The average interest rate charged to affiliates during 2008, was 16 basis points lower than the average interest rate charged to affiliates in 2007.

Interest Income from Investments

Interest income from investments decreased 11 percent or $31 million to $247 million for 2008, as compared to 2007. The year-over-year decrease is due to an increase in the average outstanding amount of cash and cash equivalents offset by the decrease of the average interest rate on the total investment portfolio of approximately 211 basis points for 2008, as compared to 2007. The increase in cash and cash equivalents reflects the issuance of short- and long-term debt that was in excess of Credco’s business operating needs, and investment of the excess proceeds in cash equivalents.

Provisions for Losses, Net of Recoveries

The provisions for losses, net of recoveries decreased 24 percent or $201 million to $641 million for 2008, as compared to 2007. The year-over-year decrease primarily reflects the reduction in the volume of receivables purchased partially offset by higher write-off and delinquency rates compared to 2007, reflecting a more difficult U.S. credit environment.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates decreased 15 percent and 41 percent, respectively, for 2008 compared to 2007, due to lower interest rates partially offset by higher average debt outstanding. The average interest rate on debt outstanding during 2008, was 101 basis points lower than 2007. The average rate due to affiliates during 2008, was 241 basis points lower than 2007.

Service Fees to Affiliates

Credco pays fees to affiliates for the related servicing of the receivables purchased. Service fees to affiliates decreased 10 percent or $19 million to $173 million for 2008, as compared to 2007, due to a decrease in servicing provided under service level agreements with affiliates, in particular with Centurion Bank and FSB.

Income Taxes

Credco’s effective tax rate for the years ended December 31, 2008, 2007 and 2006, was 8.4 percent, 7.3 percent and 13.2 percent, respectively. The effective tax rate was higher in 2008 as compared to 2007 primarily due to the attribution and change in the geographic mix of pretax income among various jurisdictions. The effective tax rate was lower in 2007 as compared to 2006 primarily as a result of an increase in the benefits related to its ongoing funding activities outside the United States.

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

Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board approved risk management policies and objectives and the American Express Board oversight of risk management parameters. Supporting the American Express Board in its oversight function are other risk management oversight committees, such as American Express’ Treasury Department and other asset and liability management committees. The American Express Enterprise Risk Management Committee (ERMC) supplements the risk management capabilities resident within American Express’ business segments by routinely reviewing key market, credit, operational and other risk concentrations across American Express and recommending action where appropriate. The ERMC recommends risk limits, promotes an understanding of risks across American Express, including Credco, and supports management in making risk-return decisions.

Credit Risk Management Process

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

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk consists primarily of interest rate risk and foreign exchange risk. Market risk exposures are monitored and managed by various risk committees, American Express’ Treasury Department as well as by Credco’s management. Credco operates under American Express Board approved policies related to market risk management and the use of derivative financial instruments. With respect to derivative financial instruments, the value of such instruments is derived from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk and related asset liability management strategy and processes. See Note 7 to the Consolidated Financial Statements for additional discussion of Credco’s derivative financial instruments.

Interest rate risk is primarily generated by the funding of cardmember receivables and fixed-rate cardmember loan purchases with variable rate borrowings. These assets and liabilities generally do not create naturally offsetting positions with respect to basis, re-pricing or maturity characteristics. By using derivative financial instruments, such as interest rate swaps, the interest rate profile can be adjusted to maintain and manage a desired profile. At both December 31, 2008 and 2007, the total notional amount of interest rate swaps was approximately $8 billion. These derivatives generally qualify for hedge accounting. A portion of these derivatives outstanding as of December 31, 2008 extend to 2015.

In addition, foreign exchange risk is generated by cross-currency purchased cardmember receivables and cardmember loans, foreign currency denominated balance sheet exposures and foreign currency earnings in international units. Credco hedges this market exposure to the extent it is economically justified through various means including local market cross-currency funding and the use of derivative financial instruments, such as foreign exchange forward and cross-currency swap contracts, which can help “lock in” Credco’s exposure to specific currencies. At both December 31, 2008 and 2007, the total notional amount of foreign exchange derivatives was approximately $5 billion. These derivatives generally do not qualify for hedge accounting, however, derivative hedging activities related to translation exposure of foreign operations generally do.

The following discussion includes sensitivity analysis of interest rate and foreign currency risk and estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year’s earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur, including revising the discount rate applicable to purchases of new receivables. As a result, actual earnings consequences will differ from those quantified. The detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $36 million based on the 2008 year-end positions. This effect, which is calculated using a static asset/liability gapping model, is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. From a foreign exchange risk perspective, based on the year-end 2008 and 2007 foreign exchange positions, the effect on Credco’s earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be immaterial.

Liquidity Risk Management Process

Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy Credco’s obligations. Credco balances the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. Liquidity risk is centrally managed by the Funding and Liquidity Committee of American Express, chaired by American Express’ Corporate Treasurer. American Express has developed a liquidity plan that enables it to meet its daily cash obligations when access to unsecured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that American Express and all of its main operating entities, including Credco, could continuously maintain business operations for a 12-month period in which its access to all capital markets financing is interrupted. The hypothetical 12-month liquidity crisis is assumed to occur as a sudden and unexpected event that temporarily impairs access to or makes unavailable financing in the unsecured debt markets.

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

Operational Risk Management Process

Managing operational risk is an important priority for Credco. Credco defines operational risk as the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error or the external environment (e.g., natural disasters), including losses due to failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal or regulatory penalties. Current areas of significant focus include data protection, vendor risk, financial reporting risk and both internal and external fraud.

Credco is committed to improving its ability to prioritize and manage operational risk through the delivery of a comprehensive operational risk program. In order to appropriately measure operational risk, American Express has developed a comprehensive operational risk model. This model assesses (i) risk events, i.e. what occurred or could have occurred; (ii) root causes, i.e. why did it occur or could have occurred; and (iii) impact, i.e. how was Credco affected or might have been affected. This model and other American Express initiatives have resulted in improved operational risk intelligence and heightened level of preparedness to manage risk events and conditions that may adversely impact American Express’ operations. However, day-to-day management of operational risk lies with Credco. Credco continues to enhance its operational risk management practices on an ongoing basis.

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

Management’s Report on Internal Control over Financial Reporting

The management of Credco is responsible for establishing and maintaining adequate internal control over financial reporting. Credco’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

	•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Credco;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Credco are being made only in accordance with authorizations of management and directors of Credco; and

	•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Credco’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2008. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls — Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2008, Credco’s internal control over financial reporting is effective.

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

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2) (c) to Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2008.

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

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $300,913 and $263,500 for the years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2008 or 2007.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2008 or 2007.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2008 or 2007.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm is subject to the specific pre-approval of the Audit Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit Committee in accordance with pre-approval procedures established by the Audit Committee. All such services provided by Credco's independent registered public accounting firm have been pre-approved. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit Committee of American Express prior to the beginning of any services.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	March 30, 2009	By	/s/Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

DATE:	March 30, 2009	By	/s/Christopher S. Forno

Christopher S. Forno President, Chief Executive Officer and Director

DATE:	March 30, 2009		/s/Lawrence A. Belmonte

Lawrence A. Belmonte Vice President and Chief Accounting Officer

DATE:	March 30, 2009		/s/David L. Yowan

David L. Yowan Chief Financial Officer and Director

AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15 (a))

Page Number

Financial Statements:

Report of Independent Registered Public Accounting Firm	F – 2

Consolidated Statements of Income	F – 3

Consolidated Balance Sheets	F – 4

Consolidated Statements of Cash Flows	F – 5

Consolidated Statements of Shareholder’s Equity	F – 6

Notes to Consolidated Financial Statements	F – 7 to F – 26

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
March 30, 2009

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)	2008	2007	2006

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$2,191	$2,873	$2,223
Interest income from affiliates	744	650	523
Interest income from investments	247	278	218
Finance revenue	48	53	47
Other	20	8	6

Total revenues	3,250	3,862	3,017

Expenses

Provisions for losses, net of recoveries	641	842	589
Interest expense	1,363	1,612	1,281
Interest expense to affiliates	255	434	333
Service fees to affiliates	173	192	93
Other	5	5	4

Total expenses	2,437	3,085	2,300

Pretax income	813	777	717
Income tax provision	68	57	95

Net income	$745	$720	$622

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)	2008	2007

Assets

Cash and cash equivalents	$8,855	$2,925
Cardmember receivables, less reserves: 2008, $204; 2007, $831	10,655	25,504
Cardmember loans, less reserves: 2008, $14; 2007, $10	484	393
Loans to affiliates	11,726	11,201
Investment securities	3,084	2,074
Investment securities restricted	—	970
Deferred charges and other assets	801	409
Due from affiliates	3,660	2,367

Total assets	$39,265	$45,843

Liabilities and Shareholder’s Equity

Short-term debt	$7,367	$11,093
Short-term debt to affiliates	8,317	8,682
Current portion of long-term debt	5,201	7,411
Long-term debt	14,809	14,872

Total debt	35,694	42,058
Accrued interest and other liabilities	473	339

Total liabilities	36,167	42,397

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,322	3,157
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax: 2008, $(15); 2007, $(15)	28	28
Net unrealized derivatives losses, net of tax: 2008, $19; 2007, $16	(35)	(30)
Foreign currency translation adjustments, net of tax: 2008, $13; 2007, $(8)	(379)	129

Total accumulated other comprehensive (loss) income	(386)	127

Total shareholder’s equity	3,098	3,446

Total liabilities and shareholder’s equity	$39,265	$45,843

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)	2008	2007	2006

Cash Flows from Operating Activities
Net income	$745	$720	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	785	1,017	747
Amortization and other	2	10	9
Deferred taxes	212	(46)	(6)
Changes in operating assets and liabilities:
Due from affiliates	(258)	2	39
Other operating assets and liabilities	569	(98)	259

Net cash provided by operating activities	2,055	1,605	1,670

Cash Flows from Investing Activities
Net decrease (increase) in cardmember receivables and loans	13,543	379	(3,643)
Purchase of investments	(2,637)	—	(3,012)
Maturity of investments	600	—	3,019
Sales of investments	1,994	—	—
Net increase in loans to affiliates	(2,791)	(638)	(570)
Net increase in due from affiliates	(1,035)	(2,362)	(1,067)

Net cash provided by (used in) investing activities	9,674	(2,621)	(5,273)

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt to affiliates	(365)	(904)	1,542
Net (decrease) increase in short-term debt	(3,726)	5,210	(2,060)
Issuance of long-term debt	6,265	3,536	9,021
Redemption of long-term debt	(7,388)	(3,888)	(4,714)
Dividends paid	(580)	(750)	(500)

Net cash (used in) provided by financing activities	(5,794)	3,204	3,289

Effect on exchange rate changes on cash and cash equivalents	(5)	—	—
Net increase (decrease) in cash and cash equivalents	5,930	2,188	(314)
Cash and cash equivalents at beginning of year	2,925	737	1,051

Cash and cash equivalents at end of year	$8,855	$2,925	$737

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, (Millions)	Total	Common Stock	Capital Surplus	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings

Balances at December 31, 2005	$3,270	$1	$161	$28	$3,080

Comprehensive income:
Net income	622				622
Change in net unrealized securities gains	21			21
Change in net unrealized derivatives gains	22			22
Derivatives gains reclassified to earnings	(69)			(69)
Foreign currency translation adjustments	55			55

Total comprehensive income	651
Post retirement benefit adjustment	(2)			(2)
Cash dividends paid	(500)				(500)

Balances at December 31, 2006	3,419	1	161	55	3,202

Comprehensive income:
Net income	720				720
Change in net unrealized securities gains	23			23
Change in net unrealized derivatives losses	(26)			(26)
Derivatives gains reclassified to earnings	(14)			(14)
Foreign currency translation adjustments	87			87

Total comprehensive income	790
Post retirement benefit adjustment	2			2
Adoption of FIN 48	(15)				(15)
Cash dividends paid	(750)				(750)

Balances at December 31, 2007	3,446	1	161	127	3,157

Comprehensive income:
Net income	745				745
Change in net unrealized securities gains	—			—
Change in net unrealized derivatives losses	(77)			(77)
Derivatives losses reclassified to earnings	72			72
Foreign currency translation adjustments	(508)			(508)

Total comprehensive income	232
Cash dividends paid	(580)				(580)

Balances at December 31, 2008	$3,098	$1	$161	$(386)	$3,322

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

In October 2008, American Express moved to increase its flexibility in funding U.S. consumer and small business charge card receivables by amending the receivables purchase agreements between Credco and each of American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB), (together, the Banks). The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility to continue to sell the receivables to Credco or to retain the receivables and fund them from their own sources. These amendments will allow American Express to shift, from time-to-time, the funding of those receivables from Credco to the Banks. Credco, which raises funds for the purpose of buying receivables principally through the sale of commercial paper, including through the Commercial Paper Funding Facility (CPFF) as well as medium- and long-term debt securities, can transfer proceeds of its funding activities in excess of its needs broadly to other subsidiaries of American Express, including to the Banks. The new arrangements between Credco and the Banks will have no impact on Credco’s funding of U.S. corporate charge card receivables and charge card receivables outside the United States.

Credco believes the above changes will lead to a material reduction of purchases of cardmember receivables. However, Credco does not expect that these reductions will have a material impact on its fixed charge coverage ratio.

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

Credco also consolidates any Variable Interest Entities (VIEs) for which it is considered to be the primary beneficiary. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity. An enterprise is required to consolidate a VIE when it has a variable interest for which it is deemed to be the primary beneficiary that is, it will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. Credco’s involvement with VIEs is limited and is comprised of one entity established to fund loans to affiliates in an international market. Credco has no significant interest in a

VIE for which it is not considered the primary beneficiary.

Certain reclassifications of prior year amounts have been made to conform to the current presentation.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to non-functional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported net in other revenue or other expense, depending on the nature of the activity, in Credco’s Consolidated Statements of Income. Net non-functional currency transaction gains (losses) were immaterial for the years ended 2008, 2007 and 2006.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to cardmember receivables and loans, income taxes and fair value measurements. These accounting estimates reflect the best judgment of management, but actual results could differ.

Discount Revenue

Credco earns discount revenue from purchasing cardmember receivables and loans at a discount to par value. The discount is deferred and recognized as revenue over the period that the receivables are estimated to be outstanding. Estimates are based on the recent historical average life of cardmember receivables.

Finance Revenue

Cardmember lending finance revenues are assessed using the average daily balance method for loans owned and are recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written-off.

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

Income Taxes

The taxable income of Credco is included in the consolidated U.S. federal income tax return of American Express. Under an agreement with TRS, taxes are recognized on a separate company basis. American Express is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which American Express operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, Credco must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. Credco adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision.

Deferred tax assets and liabilities are determined based on the differences between the GAAP financial statements and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized.

Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances, and other highly liquid investments with original maturities of 90 days or less.

Cardmember Receivables and Loans

Cardmember receivables represent amounts due from American Express charge card customers. These receivables are recorded at the time they are purchased from TRS and certain of its subsidiaries that issue the card (Card Issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses and typically include principal and any related accrued fees. Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC) from American Express Receivables Financing Corporation V LLC (RFC V).

Cardmember loans represent amounts due from customers of American Express’ lending products. These loans are recorded at the time they are purchased from TRS and certain of its subsidiaries. These loans are presented on the Consolidated Balance Sheets net of reserves for cardmember losses and include accrued interest receivable and fees as of the balance sheet date. Additionally, cardmember loans include balances with extended payment terms on certain charge card products, such as Sign & Travel®. Credco’s policy is to cease accruing for interest receivable once a cardmember loan is greater than 180 days past due. Accruals that cease are generally not resumed.

Reserves for Losses – Cardmember Receivables and Loans

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s best estimate of losses inherent in Credco’s outstanding portfolio of receivables and loans. Management’s evaluation process requires certain estimates and judgments. Reserves for these losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average write-off rates for various stages of receivable aging (i.e., current, 30 days, 60 days, 90 days) over a 24-month period and average bankruptcy and recovery rates. Management considers whether to adjust the analytic models based on other factors, such as reserves as a percentage of cardmember loans and receivables, and net write-off coverage. Other factors include leading economic and market indicators, such as the unemployment rate, consumer confidence index, the purchasing manager’s index, bankruptcy filings, concentration of credit risk such as based on tenure, industry or geographic regions, and the legal and regulatory environment.

Cardmember receivables balances are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due. Receivables in bankruptcy or owed by deceased individuals are written off upon notification, while other accounts are written off when 360 days past due for cardmember receivables and when 180 days past due for certain cardmember receivables within CRC. Previously, all cardmember receivables were written off when 360 days past due. During 2008, consistent with American Express’ modification of its write-off methodology due to bank regulatory guidance, Credco modified its write-off methodology to write off certain cardmember receivables when 180 days past due. Net cardmember receivables write-offs in 2008 included approximately $257 million resulting from this change in write-off methodology. The impact of this change to the provision for charge card losses was not material.

Credco’s methodology for reserving for losses relating to cardmember loans is consistent with reserving for losses relating to cardmember receivables. Cardmember loans (other than those in bankruptcy or owed by deceased individuals) are written-off when 180 days past due.

Investment Securities

Investment securities include debt securities classified within the available-for-sale category. Available-for-sale investment securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provisions (benefits). Realized gains and losses on these securities are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. In addition, realized losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. Credco also considers the extent to which cost exceeds fair value, the duration and size of that gap, management’s judgment about the issuer’s current and prospective financial condition, as well as its intent and ability to hold the security until recovery of the unrealized losses.

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

Cash flow hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability or a forecasted transaction. For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged cash flows are recognized into earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily, in interest expense. Any ineffective portion of the gain or loss, as determined by the accounting requirements, is reported as a component of other revenues. If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized into earnings immediately.

Fair value hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or liability, or an identified portion thereof that is attributable to a particular risk. For derivative financial instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recorded in earnings as a component of other revenues, resulting in the ineffectiveness from the hedge relationship. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of the asset or liability.

Net investment hedges in foreign operations

A net investment hedge in foreign operations is a derivative used to hedge future changes in currency exposure of a net investment in a foreign operation. For derivative financial instruments that qualify as net investment hedges in foreign operations, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive (loss) income as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other revenues during the period of change.

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

Derivative financial instruments that qualify for hedge accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such when Credco enters into the contract. For all derivative financial instruments that are designated for hedging activities, Credco formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. Credco formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. These assessments usually are made through the application of the dollar-offset method. Credco does not apply the “short cut” method of hedge accounting to any transactions. In accordance with its risk management policies, Credco generally structures its hedges with very similar terms to the hedged items. When applying the accounting requirements, Credco generally recognizes ineffectiveness through earnings. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Fair Value Measurements

Effective January 1, 2008, Credco partially adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in Credco’s financial statements on a recurring basis (at least annually), until its fiscal year beginning after November 15, 2008, including interim periods within that fiscal year (January 1, 2009 for Credco). In accordance with FSP FAS 157-2, Credco has partially adopted SFAS No. 157 and has not applied the provisions of SFAS No. 157 to its non-financial assets that are not measured at fair value on a recurring basis.

Credco’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on Credco’s principal or most advantageous market for the specific asset or liability. The adoption did not have a material impact on Credco’s financial position or results of operations.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•

Unadjusted Quoted Prices - The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities. An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1) Credco does not have any assets or liabilities classified within Level 1 of the fair value hierarchy.

•

Pricing Models with Significant Observable Inputs - The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Circumstances when adjustments to market quoted prices may be appropriate include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2) Credco’s investment securities and derivatives are classified within Level 2 of the fair value hierarchy. Refer to Notes 3 and 7.

•

Pricing Models with Significant Unobservable Inputs - The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be the retained subordinated interest in a securitization trust. (Level 3) Credco does not have any assets or liabilities classified within Level 3 of the fair value hierarchy.

The level in the fair value hierarchy to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. For example, if an asset or liability is valued based on observable inputs (e.g., Level 2) as well as unobservable inputs (e.g., Level 3), and the unobservable inputs significantly contributed to the determination of fair value, it is classified in Level 3 of the fair value hierarchy.

Recently Issued Accounting Standards

The FASB has recently issued the following accounting standards, which are effective beginning January 1, 2009. The adoption of the accounting standards listed below will not have a material impact on Credco’s financial position or results of operations.

•

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which is to be retrospectively applied for presentation and disclosure purposes, requires entities to include non-controlling (minority) interests in partially owned consolidated subsidiaries within shareholders’ equity in the consolidated financial statements. All amounts related to non-controlling interests are presented separately on the face of the financial statements. SFAS No. 160 also requires the consolidating entity to include, prospectively, all earnings of the consolidated subsidiary attributable to the non-controlling interest holder in its income statement with an offsetting charge (credit) to the non-controlling interest in shareholders’ equity.

•

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161), amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) requiring enhanced disclosures about Credco’s derivative and hedging activities. Under SFAS No. 161, Credco is required to provide disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect Credco’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, and applies to derivative instruments existing at the reporting date, with comparative disclosures of earlier periods encouraged upon initial adoption.

•	FSP FAS 157-2, as described above, delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in Credco’s financial statements on a recurring basis (at least annually), until January 1, 2009.

Note 2 Cardmember Receivables and Loans

For the year ended December 31, Credco purchased the following:

(Billions)	2008	2007

Cardmember receivables	$239.4	$291.7
Cardmember loans	$2.2	$1.7

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2008	2007	2006

Reserve for losses:
Balance at beginning of year	$841	$749	$686
Additions:
Provisions for losses (a)	641	842	589
Other credits (b)	46	14	11
Deductions:
Accounts written-off (a) (c)	1,204	666	532
Other charges (d)	106	98	5

Balance at end of year	$218	$841	$749

Reserve for losses as a % of gross cardmember
receivables and loans owned at year-end	1.9%	3.1%	2.7%

(a)	Includes recoveries on accounts previously written-off of $144 million, $175 million, and $158 million in 2008, 2007 and 2006, respectively.

(b)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(c)	The net write-offs for 2008 include approximately $257 million resulting from the 180 day write-off methodology change discussed previously.

(d)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates.

Note 3 Investment Securities

The following is a summary of investment securities all of which are classified as available-for-sale at December 31:

	2008				2007

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies obligations	$3,040	$44	$—	$3,084	$2,048	$26	$—	$2,074

U.S. Government and agencies obligations – restricted(a)	—	—	—	—	953	17	—	970

Total(b)	$3,040	$44	$—	$3,084	$3,001	$43	$—	$3,044

(a) At December 31, 2008, there were no securities loaned out on an overnight basis to financial institutions under the securities lending program. At December 31, 2007, there were $970 million of securities loaned out on an overnight basis to financial institutions under the securities lending program.

(b) Total investment securities include $2.7 billion and $2.6 billion of senior debentures issued by Government Sponsored Enterprises (Fannie Mae and Freddie Mac) at December 31, 2008 and December 31, 2007.

At December 31, 2008 and December 31, 2007, there were no U.S. Government and agencies obligations held in an unrealized loss position.

Fair Value

The following is a description of the valuation techniques utilized by Credco to measure the fair value of its investment securities, including the general classification of such items pursuant to the fair value hierarchy. These techniques may produce fair values that may not be indicative of a future sale, or reflective of future fair values. The use of different techniques to determine the fair value of these types of investment securities could result in different estimates of fair value at the reporting date. SFAS No. 157 was adopted by Credco on January 1, 2008; therefore, classification of Credco’s investments pursuant to the fair value hierarchy is applicable only to the estimated fair values as of December 31, 2008.

•	When available, quoted market prices are used to determine fair value and the investment securities are classified within Level 1 of the fair value hierarchy.

•

When quoted prices in an active market are not available, the fair market values for Credco’s investment securities are obtained primarily from pricing services engaged by Credco, and Credco receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing services do not apply any adjustments to the pricing models used, nor does Credco apply any adjustments to prices received from the pricing services. Although the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value. As of December 31, 2008, all of Credco’s investment securities are classified within Level 2 of the fair value hierarchy.

Credco has reaffirmed its understanding of the valuation techniques used by its pricing services. No adjustments were deemed necessary to the prices provided by the pricing services as a result of current market conditions. In addition, Credco corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities.

Credco reviews and evaluates investment securities at least quarterly and more often as market conditions may require to identify investment securities that have indications of other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, Credco considers several metrics when evaluating investment securities for an other-than-temporary impairment, including the extent to which amortized cost exceeds fair value, the duration and size of that difference, and the issuers’ credit rating. Key factors considered when assessing other-than-temporary impairment include the determination of the extent to which the difference is due to increased default risk for the specific issuer, or market interest rate risk. With respect to increased default risk, Credco assesses the collectibility of principal and interest payments by monitoring issuer’s credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of financial guarantor, where applicable. With respect to market interest rate risk, including benchmark interest rates and credit spreads, Credco’s intent and ability to hold the securities for a time sufficient to recover the unrealized losses is a significant consideration in the other-than-temporary evaluation process. As of December 31, 2008, there were no unrealized losses or temporary impairments by ratio of fair value to amortized cost.

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

The following table summarizes the net change in accumulated other comprehensive income (loss) related to unrealized securities gains and losses:

Years Ended December 31, (Millions, net of tax)	2008	2007	2006

Balance at beginning of year	$28	$5	$(16)

Net unrealized securities gains	—	23	5
Reclassification for net realized losses	—	—	16

Net unrealized securities gains in other comprehensive income	—	23	21

Balance at end of year	$28	$28	$5

The following is a distribution of available-for-sale investment securities by maturity as of December 31, 2008:

(Millions)	Cost	Estimated Fair Value

2009	$1,002	$1,025
2010	2,038	2,059

Total	$3,040	$3,084

Note 4 Short-Term Debt

Credco’s short-term debt outstanding, defined as debt with original maturities of less than one year, at December 31, was as follows:

(Millions)	2008			2007

	Outstanding Balance	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)(b)	Outstanding Balance	Year-End Stated Rate on Debt (a)	Year-End Effective Interest Rate with Swaps (a)(b)

Commercial paper(c)	$7,272	2.20%	—	$10,489	4.36%	4.33%

Borrowed Funds	—	—	—	305	4.85%	—

Bank notes payable	95	0.32%	—	299	4.71%	—

Total	$7,367	2.18%		$11,093	4.38%

(a)

For floating rate debt issuances, the stated and effective interest rates are based on the floating rates in effect at December 31, 2008 and 2007, respectively. These rates are not an indication of future interest rates.

(b)	Effective interest rates are only presented if swaps are in place to hedge the underlying debt at the respective year-end.

(c)

Includes $4.5 billion of commercial paper purchased by the Federal Reserve Bank of New York’s Special Purpose Vehicle (SPV) through the CPFF at December 31, 2008. Credco is permitted to issue up to a maximum of $14.7 billion to the SPV that was created for this purpose. The facility will mature in October 2009.

Credco has various facilities available to obtain short-term funding, including the issuance of commercial paper and agreements with banks. At December 31, 2008, there were no short-term borrowings under committed lines of credit. Credco pays fees to the financial institutions that provide these credit line facilities.

Credco paid interest on short-term debt obligations and corresponding interest rate swaps of $649 million, $836 million and $615 million, in 2008, 2007 and 2006, respectively.

Note 5 Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, at December 31, was as follows:

(Millions)		2008			2007

	Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps (b)(c)	Outstanding Balance(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps (b)(c)

Fixed and Floating Rate Senior Notes(d)(e)	2009-2017	$17,504	3.85%	3.28%	$19,137	4.98%	4.97%
Borrowings under Bank Credit Facilities	2012	2,506	4.56%	4.88%	3,146	7.34%	7.09%

Total		$20,010	3.86%		$22,283	5.31%

(a)

The outstanding balance reflects the impact of fair value hedge accounting whereby certain fixed rate notes have been swapped to floating rate through the use of interest swaps and are marked to market, as is the associated swap that is reported as a derivative asset or liability. In 2008 and 2007, the effect of these adjustments was $410 million and $30 million, respectively. Refer to Note 7 for more details on Credco’s treatment of fair value hedges.

(b)

For floating rate debt issuances, the stated and effective interest rates are based on the floating rates in effect at December 31, 2008 and 2007, respectively. These rates are not indicative of future interest rates.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt at the respective year-end.

(d)	As of December 31, 2008 and 2007, Credco’s outstanding debt includes $14 million and $19 million, respectively, of long-term note held by an affiliate.

(e)	Includes current portion of long-term debt of $5.2 billion and $7.4 billion at December 31, 2008 and 2007, respectively.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2008, were as follows (millions):

Year

2009	$5,201
2010	3,361
2011	1,754
2012	4,005
2013	5,142
Thereafter	547

Total	$20,010

Credco paid interest on long-term debt obligations and corresponding interest rate swaps, of $1.0 billion, $1.2 billion and $930 million in 2008, 2007 and 2006, respectively.

Other financial institutions have committed to extend lines of credit to Credco, including $1.3 billion from American Express Parent Company, of $10.4 billion and $11.6 billion at December 31, 2008 and 2007, respectively. Of these amounts, $7.9 billion and $8.2 billion remained available for use as of December 31, 2008 and 2007, respectively.

Note 6 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 7 Derivatives and Hedging Activities

Credco uses derivative financial instruments to manage exposure to various market risks such as changes in benchmark interest rates and foreign exchange rates. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk and related asset/liability management strategy and processes. Credco does not engage in any trading activities.

The fair value of Credco’s derivatives is estimated by using pricing models that do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets. The valuation models used by Credco are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

In certain instances, credit valuation adjustments are necessary when the market parameters (for example, a benchmark curve) used to value derivatives is not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure.

Credco manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next twelve months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative instrument credit risk, counterparties are required to be pre-approved and rated as investment grade. Additionally, Credco may, on occasion, enter into master netting agreements.

As of December 31, 2008, the credit and nonperformance risks associated with the Credco’s derivative counterparties were not significant.

The following table summarizes the total fair value, excluding interest accruals, of derivative product assets and liabilities, included within deferred charges and other assets and accrued interest and other liabilities, respectively, at December 31:

(Millions)	2008		2007

	Assets	Liabilities	Assets	Liabilities

Cash flow hedges	$—	$54	$11	$56
Fair value hedges	431	—	30	—
Net investment hedges	39	22	3	6
Derivatives not designated as hedges	67	36	29	19

Total fair value, excluding accruals (b)	$537	$112	$73	$81

(a)	SFAS No. 157 was adopted by Credco on January 1, 2008. The fair values of Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.

(b)

Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. At December 31, 2008 and 2007, $8 million and $2 million, respectively, of derivative assets and liabilities have been offset and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

The following table summarizes the income effects of derivatives for the years ended December 31:

(Millions)	2008	2007	2006

Cash flow hedges, net of tax(a):
Reclassification of realized (losses) gains from other comprehensive (loss) income	$(72)	$14	$69
Fair value hedges, net of tax(a):
Ineffective net gains	$13	$—	$—

(a)	There were no (losses) gains due to exclusion of any component of derivative instruments from the assessment of hedge effectiveness for 2008, 2007 and 2006.

The following table summarizes the net change in accumulated other comprehensive income (loss) of derivatives for the years ended December 31:

(Millions)	2008	2007	2006

Cash flow hedges, net of tax(a):
Unrealized (losses) gains	$(77)	$(26)	$22
Reclassification for realized losses (gains)	72	(14)	(69)

Net change in accumulated other comprehensive (loss) income	$(5)	$(40)	$(47)

Net investment hedges:
Net losses related to hedges in cumulative translation adjustment	$186	$(43)	$(15)

Net change in accumulated other comprehensive (loss) income	$186	$(43)	$(15)

(a)

The net unrealized derivatives (losses) gains, net of tax, reflected in accumulated other comprehensive (loss) income as of December 31, 2008, 2007 and 2006, were $(35) million, $(30) million and $10 million, respectively.

Cash Flow Hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable rate debt, the rollover of short-term borrowings, primarily commercial paper, and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively convert floating rate debt to a fixed rate debt for the duration of the swap.

In the normal course of business, as derivatives mature, Credco expects to reclassify $47 million of net pretax losses on derivative instruments from accumulated other comprehensive (loss) income to earnings during the next twelve months.

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to convert certain fixed-rate long-term debt to floating rate at the time of issuance.

If the fair value hedge is fully effective, the gain or loss on the hedging instrument would exactly offset the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivatives and the hedged item is referred to as hedge ineffectiveness. Hedge ineffectiveness may be caused by differences between the interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship, which are not economically reflected in the terms of the interest rate swap.

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

Derivatives not Designated as Hedges

Credco has derivatives that act as economic hedges and that either do not qualify or are not designated for hedge accounting treatment. Foreign currency transactions and non-U.S. dollar cash flow exposures may from time to time be partially or fully economically hedged through foreign currency contracts, primarily forward contracts, foreign currency options, and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

The following table provides the total fair value, excluding accruals, of these derivative products assets and liabilities included within deferred charges and other assets and accrued interest and other liabilities, respectively, as of December 31:

(Millions)	2008		2007

	Assets	Liabilities	Assets	Liabilities

Foreign currency transactions	$67	$31	$29	$17
Interest rate swaps	—	5	—	2

Total fair value, excluding accruals	$67	$36	$29	$19

Note 8 Variable Interest Entities

Credco established a variable interest entity (American Express Canada Credit Corporation) used primarily to loan funds to affiliates, which are funded by third party borrowings. Credco is considered the primary beneficiary of the entity and, therefore, consolidates the entity. Total assets as of December 31, 2008 and 2007 were $2.0 billion and $2.6 billion, respectively. Total liabilities as of December 31, 2008 and 2007 were $1.9 billion and $2.4 billion, respectively. Credco consolidates this entity, because it owns all of the outstanding voting interests and is considered the primary beneficiary.

Note 9 Transactions with Affiliates

In 2008, 2007 and 2006, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $241.6 billion, $293.4 billion and $281.0 billion, respectively. The receivables agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

At December 31, 2008 and 2007, CRC owned approximately $2.4 billion and $5.7 billion, respectively, of participation interests purchased from RFC V.

Other transactions with American Express and its subsidiaries as of and for the years ended December 31 were as follows:

December 31, (Millions)	2008	2007	2006

Cash and cash equivalents maintained with affiliates	$—	$4	$5
Maximum month-end level of cash and cash equivalents during the year	2	9	145
Loans to affiliates	11,726	11,201	9,691
Due from affiliates	3,660	2,367	7
Maximum month-end level of loans to affiliates during the year	14,046	11,346	9,691
Short-term debt to affiliates	8,317	8,682	9,586
Maximum month-end level of borrowings during the year	12,583	10,139	9,719
Interest income from affiliates	744	650	523
Other income from affiliates	8	8	6
Interest expense to affiliates	255	434	333
Service fees to affiliates(a)	173	192	93

(a)	Fees paid to affiliates for related servicing of receivables purchased.

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statements of Income. As of December 31, 2008, no significant amount of loss reserves has been recorded and no amount of loans is 30 days or more past due.

At December 31, 2008, short-term debt to affiliates was $8.3 billion, resulting in a year-end weighted average effective interest rate of 1.05 percent.

Components of loans to affiliates at December 31 were as follows:

(Millions)	2008	2007

TRS Subsidiaries:
American Express Australia Limited	$3,204	$3,897
American Express Services Europe Limited (a)	2,388	3,659
Amex Bank of Canada	2,257	2,664
American Express Centurion Bank (b)	2,225	—
American Express International, Inc.	943	535
American Express Co. (Mexico) S.A. de C.V.	392	446
American Express Bank (Mexico) S.A. (c)	317	—

Total (d)	$11,726	$11,201

(a)

In April 2008, Credco amended the funding structure with Germany from a transfer of receivables with recourse to a purchase of cardmember receivables without recourse, thereby reducing the loans to American Express Services Europe Limited by approximately $675 million.

(b)

During 2008, Credco loaned $2.2 billion to Centurion Bank as a consequence of the amendment to the Receivables Agreements, described earlier. In February 2009, Centurion Bank repaid $2.2 billion to Credco.

(c)	During 2008, Credco loaned $317 million to American Express Bank (Mexico) S.A.

(d)	Of the $11.7 billion outstanding of loans to affiliates, approximately $6.0 billion are collateralized by the underlying cardmember receivables transferred with recourse.

The above transactions were based on negotiated pricing between Credco and its related parties and this pricing is intended to but may not approximate market terms, even though comparable market pricing for unrelated parties may not be readily available in all circumstances.

Note 10 Fair Values of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements of SFAS No. 107 exclude leases, affiliate investments, pension and benefit obligations, insurance contracts, and all non-financial instruments.

The following table discloses fair value information of Credco’s financial instrument assets and liabilities that are included in the scope of SFAS No. 107 as of December 31:

(Billions)	2008		2007

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Instrument Assets:
Assets for which carrying values equal or approximate fair value	$27	$27	$34	$34
Loans to affiliates	$12	$12	$11	$11
Financial Instrument Liabilities:
Liabilities for which carrying values equal or approximate fair value	$16	$16	$20	$20
Long-term debt	$20	$18	$22	$22

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2008 and 2007, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial instruments assets for which carrying values equal or approximate fair values

Financial assets for which carrying values equal or approximate fair values include cash and cash equivalents, cardmember receivables, cardmember loans, loans to affiliates, due from affiliates, accrued interest, and certain other assets. For these assets, the carrying value approximates fair value because they are short-term in duration, or variable rate in nature.

Investments

Investments are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulative other comprehensive (loss) income. The recognized gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value is other-than-temporary. See Note 3 for carrying and fair value information regarding investments.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets based upon the nature of the derivative. See Note 7 for fair value information regarding derivative financial instruments.

Financial instruments liabilities for which carrying values equal or approximate fair values

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

The following table details Credco’s credit exposure by category at December 31:

(Billions)	2008	2007

Balance sheet:
Individuals
Cardmember receivables and loans	$6	$21
Loans to affiliate	12	11
Due from affiliate	4	2
Money market securities (a)	9	3
U.S. Government and agencies obligations	3	3
All other (b)	6	7

Total balance sheet (c)	$40	$47

(a)	Money market securities include money market funds and short-term, high credit quality debt obligations of banks and corporations.

(b)	All other primarily includes cardmember receivables from other Corporate institutions.

(c)	Certain distinctions between categories require management judgment.

At December 31, 2008, Credco’s most significant concentration of credit risk was primarily with cardmember receivables and loans. Credco purchased cardmember receivables and loans from TRS and certain of its subsidiaries. TRS considers, on behalf of Credco, credit performance by customer tenure, industry, and geographic location in managing credit exposure. The following table details Credco’s cardmember receivables and lending exposure in the United States and International, at December 31:

(Billions)	2008	2007

Balance sheet:
United States	$8	$24
International	3	3

Balance sheet	$11	$27

The following table details Credco’s loans to affiliates in the United States and International, at December 31:

(Billions)	2008	2007

Balance sheet:
United States	$2	$—
International	10	11

Balance sheet	$12	$11

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of the American Express’ federal tax returns for the years 1997 through 2002. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal. American Express is currently under examination by the IRS for the years 2003 and 2004.

Credco routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that Credco’s management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the liability. Credco believes that it is reasonably possible that the unrecognized tax benefit will significantly increase or decrease within the next twelve months. Due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions, it is not possible to quantify the impact such changes may have on the effective tax rate and net income.

The components of income tax expense included in Credco’s Consolidated Statements of Income and Shareholder’s Equity were as follows:

(Millions)	2008	2007	2006

Current income tax (benefit) expense:
U.S. federal	$(212)	$81	$94
U.S. state & local	13	1	—
Non-U.S.	55	21	7

Total current income tax (benefit) expense	(144)	103	101

Deferred income tax expense (benefit):
U.S. federal	217	(46)	(6)
Non-U.S.	(5)	—	—

Total deferred income tax expense (benefit)	212	(46)	(6)

Total income tax expense	$68	$57	$95

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Combined tax at U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) in taxes resulting from:
State and Local income taxes	1.0	—	—
Non-U.S. subsidiaries earnings	(27.6)	(27.7)	(21.8)

Actual tax rates	8.4%	7.3%	13.2%

The following table presents changes in the unrecognized tax benefits:

(Millions)	2008	2007

Balance, January 1	$55	$44

Increases for tax positions related to the current year	2	10
Increases for tax positions related to prior years	8	1
Decrease for tax positions related to prior years	(2)	—

Balance, December 31	$63	$55

Included in the $63 million and $55 million of unrecognized tax benefits at December 31, 2008, and December 31, 2007, respectively, are approximately $53 million and $49 million, respectively that, if recognized, would favorably affect the effective tax rate in a future period. These benefits primarily relate to Credco’s gross permanent benefits and corresponding foreign tax credits and federal tax effects.

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2008, and December 31, 2007, Credco recognized approximately $6 million and $2 million, respectively of interest and penalties. Credco has approximately $16 million and $10 million accrued for the payment of interest and penalties at December 31, 2008, and December 31, 2007, respectively.

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $2.0 billion at December 31, 2008, are intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $652 million, have not been provided on those earnings.

Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of deferred tax assets and liabilities at December 31, are reflected in the following table:

(Millions)	2008	2007

Deferred tax assets:
Reserves not yet deducted for tax purposes	$36	$287
Unremitted foreign earnings	26	—
Net unrealized derivatives losses	19	16
Foreign currency translation adjustments	13	—
State income taxes	13	9
Other	1	—

Gross deferred tax assets	108	312

Deferred tax liabilities:
Net unrealized securities gains	15	15
Foreign currency translation adjustments	—	8
Other	—	8

Gross deferred tax liabilities	15	31

Net deferred tax assets	$93	$281

Current federal taxes due to/from affiliates included current federal taxes receivable from TRS of $172 million at December 31, 2008, and current federal taxes receivable of $6 million at December 31, 2007.

Income taxes refunded to Credco during 2008, including taxes refunded by TRS, was $4 million. Income taxes paid by Credco during 2007, and 2006, including taxes paid to TRS was $140 million and $139 million, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

Comprehensive income in the Consolidated Statement of Shareholder’s Equity is presented net of the following income tax provision (benefit) amounts:

Year ended December 31, (Millions)	2008	2007	2006

Comprehensive income components:
Net unrealized securities gains	$—	$12	$11
Net unrealized derivative gains (losses)	(3)	(21)	(26)
Foreign currency translation gains	(21)	5	2
Other	—	1	1

Net income tax provision (benefit)	$(24)	$(3)	$(12)

Note 13 Geographic Regions

Credco is principally engaged in the business of purchasing and financing cardmember receivables and loans arising from the use of the American Express card in the United States and foreign locations. The following presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2008	2007	2006

Revenues
United States	$2,136	$2,749	$2,140
International	1,114	1,113	877

Consolidated	$3,250	$3,862	$3,017

Pretax income
United States	$560	$610	$607
International	253	167	110

Consolidated	$813	$777	$717

Note 14 Quarterly Financial Data (Unaudited)

	2008				2007

Quarters Ended, (Millions)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Revenues	$606	$849	$865	$930	$1,054	$992	$923	$893
Pretax income	148	201	294	170	144	211	227	195
Net income	149	189	253	154	156	191	201	172

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 1, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(k) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated August 25, 2008.

4(x)

The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Centurion Bank and American Express Credit Corporation	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(c)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Bank, FSB and American Express Credit Corporation	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to Rule 13a- 14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.