Form 10-Q
period 2009-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2009-05-08
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$208	$654
Interest income from affiliates	114	188
Interest income from investments	32	72
Finance revenue	13	15
Other	28	1

Total revenues	395	930

Expenses

Provisions for losses, net of recoveries	48	248
Interest expense	174	377
Interest expense to affiliates	21	83
Service fees to affiliates	—	51
Other	—	1

Total expenses	243	760

Pretax income	152	170
Income tax provision	8	16

Net income	144	154
Retained earnings at beginning of period	3,322	3,157
Dividends	(75)	(125)

Retained earnings at end of period	$3,391	$3,186

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	March 31, 2009	December 31, 2008

Assets

Cash and cash equivalents	$8,944	$8,855
Cardmember receivables, less reserves: 2009, $169; 2008, $204	8,377	10,655
Cardmember loans, less reserves: 2009, $15; 2008, $14	443	484
Loans to affiliates	8,983	11,726
Investment securities	3,066	3,084
Deferred charges and other assets	665	801
Due from affiliates	3,644	3,660

Total assets	$34,122	$39,265

Liabilities and Shareholder’s Equity

Short-term debt	$1,963	$7,367
Short-term debt to affiliates	9,390	8,317
Current portion of long-term debt	4,353	5,201
Long-term debt	14,763	14,809

Total debt	30,469	35,694
Accrued interest and other liabilities	493	473

Total liabilities	30,962	36,167

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,391	3,322
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax: 2009, $(11); 2008, $(15)	21	28
Net unrealized derivatives losses, net of tax: 2009, $13; 2008, $19	(22)	(35)
Foreign currency translation adjustments, net of tax: 2009, $17; 2008, $13	(392)	(379)

Total accumulated other comprehensive loss	(393)	(386)

Total shareholder’s equity	3,160	3,098

Total liabilities and shareholder’s equity	$34,122	$39,265

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities
Net income	$144	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	68	290
Amortization and other	7	3
Deferred taxes	53	(9)
Changes in operating assets and liabilities:
Due from affiliates	141	(21)
Other operating assets and liabilities	256	182

Net cash provided by operating activities	669	599

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	2,133	1,499
Purchase of investments	—	(201)
Maturities of investments	—	200
Net decrease (increase) in loans to affiliates	2,628	(165)
Net increase in due from affiliates	(125)	(1,735)

Net cash provided by (used in) investing activities	4,636	(402)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	1,074	3,205
Net (decrease) increase in short-term debt	(5,404)	3,546
Redemption of long-term debt	(808)	(2,201)
Dividends paid	(75)	(125)

Net cash (used in) provided by financing activities	(5,213)	4,425

Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net increase in cash and cash equivalents	89	4,623
Cash and cash equivalents at beginning of period	8,855	2,925

Cash and cash equivalents at end of period	$8,944	$7,548

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of Credco for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed. Certain prior year amounts have been reclassified to conform to the current year presentation of the Consolidated Statements of Cash Flows.

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

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to cardmember receivables and loans, fair value measurement, and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following accounting standards, which are effective beginning June 30, 2009. The adoption of the accounting standards listed below will not have a material impact on Credco’s financial position or results of operations.

•

FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1), amends Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements on a prospective basis.

•

FSP No. FAS 115-2/FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2/FAS 124-2), requires a limited form of retrospective application. FSP FAS 115-2/FAS 124-2 modifies current impairment guidance for debt securities, changes the requirements for recognizing an other-than-temporary impairment on debt securities, and modifies the presentation of other-than-temporary impairment losses in the Statement of Income and Balance Sheet. In addition, FSP FAS 115-2/FAS 124-2 also requires expanded financial statement disclosures for both debt and equity securities in interim and annual periods.

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), provides additional guidance in determining whether a market for an asset or a liability within the scope of SFAS No. 157 is inactive, and requires the evaluation of available evidence to determine whether a transaction in an inactive market is not orderly.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Investment Securities

The following is a summary of investment securities at March 31, 2009 and December 31, 2008:

Available-for-Sale	2009				2008

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency obligations	$3,034	$32	$—	$3,066	$3,040	$44	$—	$3,084

Total(a)	$3,034	$32	$—	$3,066	$3,040	$44	$—	$3,084

(a)	Total investment securities include $2.7 billion of senior debentures issued by Government Sponsored Enterprises (Fannie Mae and Freddie Mac) at March 31, 2009 and December 31, 2008.

All of Credco’s investment securities are classified as available-for-sale. There were no realized gains or losses on U.S. Government and agency obligations for the three months ended March 31, 2009.

Credco reviews and evaluates investment securities at least quarterly, and more often as market conditions may require, to identify investment securities that have indications of other-than-temporary impairment. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, Credco considers several metrics when evaluating investment securities for an other-than-temporary impairment, including the extent to which amortized cost exceeds fair value, the duration and size of that difference, and the issuers’ credit ratings. As of March 31, 2009 and December 31, 2008, Credco did not hold any investment securities that were in an unrealized loss position.

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

•

When quoted prices in an active market are not available, the fair market values for Credco’s investment securities are obtained primarily from pricing services engaged by Credco, and Credco receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market data. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing services do not apply any adjustments to the pricing models used, nor does Credco apply any adjustments to prices received from the pricing services. Although the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value. As of March 31, 2009, all of Credco’s investment securities are classified within Level 2 of the fair value hierarchy.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

(Millions)	Three Months Ended March 31,

	2009	2008

Net income	$144	$154
Other comprehensive income (loss):
Net unrealized securities (losses) gains	(7)	26
Net unrealized derivatives gains (losses)	13	(46)
Foreign currency translation adjustments	(13)	33

Total	$137	$167

4.	Derivatives and Hedging Activities

Credco uses derivative financial instruments to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in interest rates, foreign exchange rates, or equity market prices. Credco’s market risk exposures primarily arise through:

	•	Interest rate risk associated with the cost of financing its receivables and loans; and

	•	Foreign exchange risk within its international operations.

General principles and the overall framework for managing market risk across Credco are defined in the Market Risk Policy approved by the American Express’ Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally managed by the Market Risk Committee, chaired by the Chief Market Risk Officer of American Express Company. Within each business, market risk exposures are monitored and managed by various asset/liability committees, guided by Board-approved policies covering derivative financial instruments, funding, and investments.

Derivative financial instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange rates, and equity indices or prices. These instruments can increase, reduce or otherwise alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk and related asset/liability management strategy and processes. Credco uses derivatives to manage these exposures that arise within its business operations, but does not engage in derivative financial instruments for trading purposes.

For the receivables Credco owns related to charge card and fixed rate lending products, interest rate exposure is managed by shifting the mix of funding toward fixed rate debt and by using derivative instruments, with an emphasis on interest rate swaps, which effectively fix interest expense for the length of the swap. Credco may change the amount hedged and the hedge percentage may change based on changes in business volumes and mix, among other factors. Credco regularly reviews its strategy and may modify it.

Foreign exchange risk is generated by foreign currency denominated balance sheet exposures, translation exposure of foreign operations, and foreign currency earnings in international units. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivative financial instruments such as foreign exchange forwards and cross-currency swap contracts, which can help “lock in” the value of Credco’s exposure to specific currencies.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements

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

Credco manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next twelve months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express Company’s ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, Credco may, on occasion, enter into master netting agreements.

As of March 31, 2009 and December 31, 2008, the credit and nonperformance risks associated with Credco’s derivative counterparties were not significant.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the total gross fair value, excluding interest accruals, of derivative product assets and liabilities at March 31, 2009 and December 31, 2008:

(Millions)	Location	Other assets		Other liabilities

		Fair Value (a)		Fair Value (a)

		March 2009	December 2008	March 2009	December 2008

Derivatives designated as hedging instruments
Interest rate contracts
Fair value hedges		$435	$431	$—	$—
Cash flow hedges		—	—	34	54
Foreign exchange contracts
Net investment hedges		18	39	32	22

Total derivatives designated as hedging instruments		$453	$470	$66	$76

Derivatives not designated as hedging instruments
Interest rate contracts		$1	$—	$2	$5
Foreign exchange contracts		61	75	71	39

Total derivatives not designated as hedging instruments		62	75	73	44

Total derivatives (b)		$515	$545	$139	$120

(a)	The fair values of Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.

(b)

Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. At March 31, 2009 and December 31, 2008, $26 million and $8 million, respectively of derivative assets and liabilities have been offset and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed rate long-term debt. Credco enters into interest rate swaps to convert certain fixed rate long-term debt to floating rate debt at the time of issuance. As of March 31, 2009, Credco hedged $4.8 billion of its fixed rate debt to floating rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the gain or loss on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which is in turn primarily due to credit spreads at inception of the hedging relationship, which is not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swaps without causing an offsetting impact in the value of the hedged debt. The ineffective net gains (losses), net of tax on fair value hedges totaled approximately $17 million and nil for the quarter ended March 31, 2009 and 2008, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the impact of fair value hedges on the consolidated financial statements for the quarters ended March 31:

Statement of Income

	Derivative contract gain/(loss)			Hedged item gain/(loss)
Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax

(Millions)		2009	2008		2009	2008

Fair value hedges:
Interest rate contracts	Other revenues	$2	$22	Other revenues	$15	$(22)

Cash Flow Hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively convert floating rate debt to a fixed rate debt for the duration of the swap. As of March 31, 2009, Credco hedged $2.3 billion of its floating rate debt to fixed rate debt using interest rate swaps.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive (loss) income and reclassified into earnings when the hedged cash flows are recognized into earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily in interest expense. Any ineffective portion of the gain or loss, as determined by the accounting requirements, is reported as a component of other revenues.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $21 million of net pretax losses on derivative instruments from accumulated other comprehensive (loss) income to earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco designates foreign currency derivatives, primarily forward agreements, as hedges of net investments in certain foreign operations. These derivatives reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries.

For derivative financial instruments that qualify as net investment hedges, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive (loss) income as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other revenues during the period of change.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of cash flow hedges and net investment hedges on the consolidated financial statements for the quarters ended March 31:

(Millions)	Derivative Impact on OCI gain/(loss), net of tax					Derivative Ineffectiveness gain/(loss), net of tax

	Recognized in other comprehensive income		Location reclassified into income	Amount reclassified into income		Location	Amount

Derivative Relationship	2009	2008		2009	2008		2009	2008

Cash flow hedges:

Interest rate contracts	$(5)	$(60)	Interest expense	$(18)	$(13)	Other revenues	$(1)	$—

Net investment hedges:

Foreign exchange contracts	20	(26)	Other revenues	—	—	Other revenues	—	—

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges and are not designated for hedge accounting treatment. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily forward contracts and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures.

For derivative financial instruments that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the consolidated financial statements for the quarters ended March 31:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

Derivatives not designated as hedges
Foreign exchange contracts	Interest expense	$3	$2
	Other revenues	(33)	12

Total		$(30)	$14

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Income Taxes

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

Credco’s effective tax rate was 5 percent for the three months ended March 31, 2009, compared with 8 percent for the full year 2008. The effective tax rate was lower for the three months ended March 31, 2009 as compared to 2008 primarily due to the change in the geographic mix of pretax income and the impact of revisions of certain prior year estimated tax liabilities.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Credit Corporation, together with its subsidiaries (Credco), is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express Company (American Express). Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card, and other American Express Cards issued in the United States and in designated currencies outside the United States. Credco also finances certain interest-bearing and discounted revolving loans comprised of American Express credit cards and Sign & Travel®, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

Current Economic Environment/Outlook

Concerns over the availability and cost of credit generally, a historic decline in real estate values in the United States, rising unemployment, and the collapse of major financial institutions have contributed to a worsening global recession, increased volatility and reduced liquidity in the capital markets, and diminished expectations for the economy. In addition, increasing stress in the worldwide financial markets has continued to erode consumer and business confidence levels. Based on these trends, American Express expects consumer and business sentiment will likely deteriorate further and will translate into weaker economies around the globe and increased unemployment through 2009, which may result in declines in credit and charge card spending. If this occurs, the impact on Credco is likely to be a reduction in the financing of cardmember receivables and loans.

In the first quarter of 2009, American Express continued to experience slowing cardmember spending throughout all its businesses as well as lower loan volumes. American Express also experienced higher delinquencies and write-off rates. Higher write-off rates were due to both increased levels of dollar write-offs and lower lending balances.

As further discussed in the Funding Strategy section below, since late September 2008, the market for unsecured term debt generally has been unavailable to all financial institutions, including Credco. However, Credco has continued to issue commercial paper. During the first quarter of 2009, Credco issued commercial paper at a slower pace and in smaller amounts that is commensurate with its current funding strategy and the lower level of receivables owned.

On October 7, 2008, the Federal Reserve Board (the Board) established the Commercial Paper Funding Facility (CPFF). The CPFF provides three month liquidity to U.S. issuers of commercial paper through a special purpose vehicle (SPV), which purchases three month unsecured and asset-backed commercial paper directly from eligible issuers using financing provided by the Federal Reserve Bank of New York. Credco is eligible to have up to $14.7 billion of commercial paper outstanding with the SPV at any one time. Credco remains, after the downgrade of its short-term rating to A-2 by Standard & Poor’s (S&P), eligible to participate in the CPFF based on Credco’s current short-term ratings assigned by Moody’s Investor Services (Moody’s) and Fitch Ratings (Fitch). The commercial paper must be rated at least A1/P1/F1 by two or more major nationally recognized statistical rating organizations (NRSRO) to qualify for participation in the CPFF. The SPV is currently scheduled to cease purchasing commercial paper on October 30, 2009, unless the Board extends the facility. At March 31, 2009, Credco had $1.8 billion of commercial paper outstanding, none of which was placed with the CPFF.

In October 2008, American Express moved to increase its flexibility in funding U.S. consumer and small business charge card receivables by amending the receivables purchase agreements between Credco and each of American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks). The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility to continue to sell the receivables to Credco or to retain the receivables and fund them from their own sources. These amendments will allow American Express to shift, from time-to-time, the funding of those receivables from Credco to the Banks. Credco, which raises funds for the purpose of buying receivables through the sale of commercial paper, as well as through the issuance of medium- and long-term debt

AMERICAN EXPRESS CREDIT CORPORATION

securities, can transfer proceeds of its funding activities in excess of its needs broadly to other subsidiaries of American Express, including to the Banks. The new arrangements between Credco and the Banks will have no impact on Credco’s funding of U.S. corporate charge card receivables and charge card receivables outside the United States.

Results of Operations for the three months ended March 31, 2009 and 2008

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense, and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased 6 percent to $144 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The year-over-year decrease was primarily due to a decrease in discount revenue earned from a smaller base of purchased cardmember receivables and loans, interest income earned on loans to affiliates, and interest income from investments, partially offset by a decrease in interest expense and provisions for losses, net of recoveries.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the three month period ended March 31, 2009, compared with the three month period ended March 31, 2008 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$(387)
Discount rates	(59)

Total	$(446)

Interest income from affiliates:
Average loans to affiliates	$(17)
Interest rates	(57)

Total	$(74)

Interest income from investments:
Average investments outstanding	$47
Interest rates	(87)

Total	$(40)

Provisions for losses, net of recoveries:
Volume of receivables purchased	$(170)
Provisions rates and volume of recoveries	(30)

Total	$(200)

Interest expense:
Average debt outstanding	$(123)
Interest rates	(80)

Total	$(203)

Interest expense to affiliates:
Average debt outstanding	$13
Interest rates	(75)

Total	$(62)

AMERICAN EXPRESS CREDIT CORPORATION

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 68 percent or $446 million to $208 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due to a decrease in both the volume of receivables purchased and discount rates. Volume of receivables and loans purchased for the three months ended March 31, 2009, was 59 percent lower than the same period a year ago, primarily due to the amendment of the receivables purchase agreements between Credco and each of Centurion Bank and FSB. Purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of approximately 22 basis points compared to the three months ended March 31, 2008.

Interest Income from Affiliates

Interest income from affiliates decreased 39 percent or $74 million to $114 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The year-over-year decrease is due to a decrease in both the interest rates charged to affiliates and, to a lesser extent, the volume of loans to affiliates. The average volume of loans to affiliates decreased primarily due to the impact of foreign exchange rates and, to a lesser extent, to the amendment of the funding structure with respect to Germany. The average interest rate charged to affiliates during the three months ended March 31, 2009, was 53 basis points lower than the average interest rate charged to affiliates in the same three month period a year ago.

Interest Income from Investments

Interest income from investments decreased 56 percent or $40 million to $32 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The year-over-year decrease is due to the decrease of the average interest rate on the total investment portfolio of approximately 67 basis points for the three months ended March 31, 2009, as compared to the same three month period a year ago.

Provisions for Losses, Net of Recoveries

The provisions for losses, net of recoveries, decreased 81 percent or $200 million to $48 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The year-over-year decrease primarily reflects a reduction in the volume of receivables purchased, due to the amendment of the receivables purchase agreements with the Banks previously discussed.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates decreased 54 percent and 75 percent, respectively, for the three months ended March 31, 2009, as compared to the same period a year ago, due to lower interest rates and lower average debt outstanding. The average interest rate on debt outstanding during the three months ended March 31, 2009, was 35 basis points lower than the same period a year ago. The average rate due to affiliates during the three months ended March 31, 2009, was 72 basis points lower than the same period a year ago.

Service Fees to Affiliates

There were no service fees to affiliates for the three months ended March 31, 2009, as compared to $51 million for the three months ended March 31, 2008, due to a decrease in servicing provided under service level agreements with affiliates as a result of the previously discussed amendment of the receivables purchase agreements with the Banks.

Income Taxes

Credco’s effective tax rate for the three months ended March 31, 2009, was 5 percent compared with 9 percent for the three month period ended March 31, 2008. The effective tax rate was lower for the three months ended March 31, 2009, as compared to 2008 primarily due to the change in the geographic mix of pretax income and the impact of revisions of certain prior year estimated tax liabilities.

AMERICAN EXPRESS CREDIT CORPORATION

Cardmember Receivables

At March 31, 2009, and December 31, 2008, Credco owned $8.5 billion and $10.9 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At March 31, 2009, and December 31, 2008, CRC owned approximately $1.6 billion and $2.4 billion, respectively, of participation interests purchased from RFC V.

The following table summarizes selected information related to the cardmember receivables portfolio:

As of and for three months ended (Millions, except percentages)	March 31, 2009	December 31, 2008	March 31, 2008

Total cardmember receivables	$8,546	$10,859	$24,585
Loss reserves	$169	$204	$880
as a % of receivables (a)	2.0%	1.9%	3.6%
Average life of cardmember receivables (in days) (b)	30	32	34

Cardmember receivables – 180 day write-off (a)	$1,613	$2,444	N/A
30 days past due as a % of total	2.9%	2.6%	N/A
Average receivables	$2,020	$11,413	N/A
Write-offs, net of recoveries	$20	$323	N/A
Net write-off rate (a)	4.0%	28.4%	N/A

Cardmember receivables – 360 day write-off	$6,933	$8,415	$24,585
90 days past due as a % of total	2.7%	2.8%	4.4%
Write-offs, net of recoveries	$50	$38	$191
Net write-off rate (c)	0.23%	0.13%	0.29%

(a)

In the fourth quarter of 2008, American Express revised the time period in which past due cardmember receivables for its U.S. Card Services segment are written off to 180 days past due, consistent with applicable bank regulatory guidance. Previously, receivables were written off when 360 days past due. Credco’s receivables subject to 180 day write-off and the related net write-off rate, which reflects write-offs, net of recoveries expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated, are reflected above.

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

Cardmember receivables owned at March 31, 2009, decreased approximately $2.3 billion from December 31, 2008, as a result of a reduction in cardmember receivables purchased due to expected seasonal changes in cardmember spending, and, to a lesser extent, the wind down of receivables purchased from Amex Bank of Canada.

AMERICAN EXPRESS CREDIT CORPORATION

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

Three months ended (Millions)	March 31, 2009	March 31, 2008

Balance, beginning of period	$218	$841
Provisions for losses (a)	48	248
Accounts written-off (a)	(75)	(194)
Other	(7)	(5)

Balance, end of period	$184	$890

(a)	Includes recoveries on accounts previously written-off of $20 million and $42 million during the three months ended March 31, 2009 and 2008, respectively.

Loans to Affiliates

Components of loans to affiliates were as follows:

(Millions)	March 31, 2009	December 31, 2008	March 31, 2008

TRS Subsidiaries:
American Express Australia Limited	$2,946	$3,204	$3,942
American Express Services Europe Limited	2,390	2,388	3,776
Amex Bank of Canada	2,256	2,257	2,605
American Express Centurion Bank (a)	—	2,225	—
American Express International, Inc.	705	943	849
American Express Co. (Mexico) S.A. de C.V.	379	392	461
American Express Bank (Mexico) S.A.	307	317	—

Total (b)	$8,983	$11,726	$11,633

(a)

During 2008, Credco loaned $2.2 billion to Centurion Bank as a consequence of the previously discussed amendment of the receivables purchase agreements. In February 2009, Centurion Bank repaid $2.2 billion to Credco.

(b)	Of the approximately $9.0 billion outstanding of loans to affiliates, approximately $5.7 billion are collateralized by the underlying cardmember receivables transferred with recourse.

Due from Affiliates

At March 31, 2009, and December 31, 2008, due from affiliates was $3.6 billion and $3.7 billion, respectively. These amounts relate primarily to timing differences between the purchase of cardmember receivables and remittances from TRS on cardmember receivables purchased by Credco, which are net settled in the subsequent month in the normal course of business.

AMERICAN EXPRESS CREDIT CORPORATION

Short-term Debt to Affiliates

Components of short-term debt to affiliates were as follows:

(Millions)	March 31, 2009	December 31, 2008	March 31, 2008

American Express	$6,631	$3,579	$6,919
AE Exposure Management Ltd.	1,163	2,356	2,308
TRS	717	1,483	—
American Express Holdings (Netherlands) C.V.	417	417	381
American Express Europe Limited	175	175	—
National Express Company, Inc.	105	91	2,089
American Express Publishing Corp.	42	84	63
Other	140	132	127

Total	$9,390	$8,317	$11,887

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Impact of Credit and Capital Markets Environment

Credit Markets – Global Cardmember Receivables

In the first quarter of 2009, many economies around the globe continued to face challenging conditions. In the United States and many other countries, consumer confidence and the housing markets continued to weaken, and unemployment continued to rise. These challenging conditions adversely affected credit card issuers, including American Express issuers that sell receivables to Credco.

In managing risk on behalf of Credco, TRS’ objective is to preserve its profitability, but also protect, to the extent it can, TRS’ ongoing relationship with its cardmembers. With this in mind, the following actions have been taken by TRS across its cardmember portfolios:

•	focusing on areas of high risk and canceling certain accounts;

•	reducing some customer lines of credit;

•	creating customer advocacy groups; and

•	assisting cardmembers who are experiencing temporary financial difficulty.

American Express’ view is that economic conditions will deteriorate further in 2009. The impact on Credco is that its financing of receivables and loans will decline due to reduced cardmember spending. This is in addition to the reduction in purchases as a result of the previously discussed amendment of the receivables purchase agreements in October 2008.

Capital Markets

In the latter part of 2008 and through the first quarter of 2009, the market for Credco’s term unsecured, nonguaranteed debt, like that for virtually all financial institutions, was substantively frozen. Various government programs have provided some stability to the capital markets and reduced dislocations in benchmarks and indices such as LIBOR. However, if the unprecedented levels of volatility and disruptions reemerge or worsen, they could further negatively impact Credco’s funding capabilities, liquidity position, and investment portfolios or derivative positions. See the Consolidated Capital Resources and Liquidity section below for a more detailed discussion of Credco’s funding strategies.

AMERICAN EXPRESS CREDIT CORPORATION

Investment Portfolio

Credco’s investment portfolio primarily supports its contingent liquidity strategy by investing in U.S. Government and agency obligations. Credco’s objective is to manage the type and mix of assets as well as their maturity profile in order to ensure the cash and liquidity needs can be met without relying on the sale of investments prior to maturity. As a result, Credco generally holds its investments to maturity. Credco nonetheless seeks to invest in portfolios of securities with sufficient liquidity that could be accessed prior to maturity should changes in cash needs occur.

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

Government Sponsored Enterprises

At March 31, 2009, Credco owned approximately $2.7 billion of senior unsecured debentures issued by Government Sponsored Enterprises (GSEs): Fannie Mae and Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced the decision to place Fannie Mae and Freddie Mac into a conservatorship controlled by the FHFA. These actions were designed to protect the senior and subordinated debt and the mortgage-backed securities of the GSEs. The total net unrealized gains on these securities were approximately $30 million at March 31, 2009.

Money Market Fund

Credco owned a $500 million investment in the Reserve Primary Fund (the Fund), a money market fund. The net asset value of the Fund fell below $1 per share in September 2008, at which time Credco recorded a loss of $15 million related to this investment. Credco has received approximately $449 million from the Fund since it filed a redemption order with Reserve, the Fund sponsor, in September 2008, which includes $22 million received on April 17, 2009. The remaining amount due from the Fund is recorded in deferred charges and other assets on Credco’s Consolidated Balance Sheets. The timing of receipt of the remaining proceeds cannot be determined at this time.

With the exception of its exposure to the Fund, Credco did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal on any of its holdings in its investment portfolios.

Consolidated Capital Resources and Liquidity

Credco’s balance sheet management objectives are to maintain a broad, deep, and diverse set of funding sources to finance its assets and meet operating requirements and liquidity programs that enable Credco to meet its obligations for at least a 12 month period should some or all of its funding sources become inaccessible.

Funding Strategy

Credco seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations and cost-effectively finance current and future asset growth as well as to maintain a strong liquidity profile. Diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity, or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency while maintaining

AMERICAN EXPRESS CREDIT CORPORATION

both diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. Credco has a variety of funding sources available to access the debt capital markets, including commercial paper and senior unsecured debentures. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to reduce and distribute its refinancing requirements in future periods. However, Credco’s ability to obtain financing in the debt capital market for unsecured term debt is subject to prevailing market conditions, including a renewal of investor demand. Credco continues to assess its funding needs and investor demand, which will likely change the mix of its existing sources as well as seek to add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as disruption of financial markets, market capacity, and demand for securities offered by Credco as well as any regulatory changes. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s current funding strategy for 2009 is to raise funds to maintain sufficient cash and readily-marketable securities that are easily convertible to cash in order to meet short-term borrowings outstanding, seasonal, and other working capital needs for the next 12 months, including maturing obligations, changes in receivables and other asset balances, as well as operating requirements.

Credco’s liquidity and funding strategy is designed to maintain high and stable debt ratings from the major credit rating agencies, Standard & Poor’s (S&P), Moody’s Investor Services (Moody’s), Dominion Bond Rating Service (DBRS), and Fitch Ratings (Fitch). However, Credco is not immune to the impact on corporate ratings arising from the uncertainty in financial markets and the weakening economic environment. Recently, three credit rating agencies provided updates on Credco’s ratings as follows:

•	On April 30, 2009, S&P downgraded Credco’s debt ratings as follows:

	•	Senior debt ratings were lowered from A to BBB+

	•	Short-term ratings were lowered from A-1 to A-2

	•	Outlook for the ratings is negative

•	On April 24, 2009, Moody’s downgraded Credco’s debt ratings as follows:

	•	Senior debt ratings were lowered from A1 to A2

	•	Short-term ratings of Prime-1 were affirmed

	•	Outlook for debt ratings is now stable

•

On April 16, 2009, Fitch announced that it had revised its outlook on the long-term and short-term ratings of Credco from stable to negative. The long-term and short-term ratings of Credco were affirmed at A+/F1.

A downgrade in Credco’s long-term debt rating could result in paying higher interest expense on Credco’s unsecured debt, as well as higher fees related to its committed lines of credit. In addition to increased funding costs, a lower long-term debt rating could also reduce Credco’s borrowing capacity in the unsecured term debt capital markets when such markets become available. S&P’s recent downgrade of Credco’s short-term rating to A-2 will likely result in Credco further reducing or eliminating its small outstanding commercial paper program.

Short-term Funding Programs

Credco’s short-term funding requirements have historically been met primarily by the sale of commercial paper. Credco’s commercial paper is a widely recognized name in the money markets and is supported by a diverse base among short-term investors. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the first quarter of 2009 and all of 2008, Credco had continuous access to the commercial paper markets. Its commercial paper issuances after mid-September 2008 were issued at shorter weighted average maturities than Credco’s historical trend, consistent with the

AMERICAN EXPRESS CREDIT CORPORATION

changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve. During this period, Credco has significantly reduced its reliance on the commercial paper market.

On October 7, 2008, the Federal Reserve Board established the CPFF. The CPFF provides three-month liquidity to U.S. issuers of commercial paper through a SPV, which purchases three month unsecured and asset-backed commercial paper directly from eligible issuers using financing provided by the Federal Reserve Bank of New York. Credco is eligible to have up to $14.7 billion of commercial paper outstanding with the SPV at any one time. Credco remains, after the downgrade of its short-term rating to A-2 by S&P, eligible to participate in the CPFF based on Credco’s current short-term ratings assigned by Moody’s and Fitch. The commercial paper must be rated at least A1/P1/F1 by two or more major NRSRO to qualify for participation in the CPFF. The SPV is currently scheduled to cease purchasing commercial paper on October 30, 2009, unless the Board extends the facility. At March 31, 2009, Credco had $1.8 billion of commercial paper outstanding, none of which was placed with the CPFF.

Credco currently manages the level of net short-term debt outstanding, defined as commercial paper less cash and cash equivalents, such that its total back-up liquidity, including maximum available bank credit facilities and term liquidity portfolio investment securities, is not less than 100 percent of net short-term debt. Based on the maximum available borrowings under committed third party bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term borrowings was in excess of 100 percent at March 31, 2009 and December 31, 2008.

Long-term Funding Programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding:

(Billions)	Quarter ended March 31, 2009	Full year December 31, 2008

Long-term debt outstanding	$19.1	$20.0
Average long-term debt	$19.0	$21.2

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. During the three months ended March 31, 2009, Credco did not issue any debt securities from its U.S. shelf registration. At March 31, 2009, Credco had $12.6 billion of debt securities outstanding issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance of debt instruments outside the United States to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $50.0 billion. At March 31, 2009, $3.1 billion was outstanding under this program, of which $2.3 billion was issued by Credco.

AMERICAN EXPRESS CREDIT CORPORATION

Credco established a program in Australia for the issuance of debt securities from time to time of up to approximately $4.2 billion. During the three months ended March 31, 2009, no notes were issued under this program. At March 31, 2009, approximately $3.6 billion was available for issuance under this program.

During the first quarter of 2008, a new shelf prospectus was filed and became effective in Canada for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $2.9 billion of notes by American Express Canada Credit Corporation (Cancredco), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration will be guaranteed by Credco. During the three months ended March 31, 2009, no notes were issued under this program. The financial results of Cancredco are included in the consolidated financial results of Credco.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Credco paid cash dividends of $75 million to TRS during the three months ended March 31, 2009.

Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity in the form of cash and readily-marketable securities easily convertible into cash, as well as access to cash and cash equivalents, to continuously meet its business needs, sustain operations and satisfy its obligations for a period of at least 12 months without access to the unsecured debt capital markets. This objective is managed by accessing capital to finance business growth through a broad and diverse set of funding programs, by maintaining cash and readily-marketable securities, as well as through a variety of contingent sources of cash and financing. Credco maintains a liquidity plan that enables it to continuously meet its daily obligations when its access to financing becomes impaired or markets become inaccessible. The plan contemplates a hypothetical 12-month liquidity crisis occurring as a sudden and unexpected event that makes financing from its various funding sources unavailable.

As a result of Credco’s funding activities during 2008, Credco raised funds that substantially exceeded its 2008 and 2009 funding needs. The excess was invested with the purpose of increasing the amount of cash and readily-marketable securities Credco holds. The availability of these funds raised in 2008 meant that Credco had no requirement to access the term debt markets in the first quarter of 2009.

The upcoming approximate maturities of the Company’s long-term debt are as follows:

(Billions)	Debt Maturities

Quarter Ending:

June 30, 2009	$1.8
September 30, 2009	1.5
December 31, 2009	1.1
March 31, 2010	—

Total	$4.4

The amount of cash and readily-marketable securities Credco expects to maintain will be substantially greater than its historical levels of holdings. Credco expects to incur higher net interest cost of carry on these amounts, which will be dependent on the amount Credco actually maintains, as well as the difference between its cost of funding these amounts and their investment yields.

AMERICAN EXPRESS CREDIT CORPORATION

Cash and Readily-Marketable Securities

At March 31, 2009, Credco had cash and cash equivalents of approximately $8.9 billion as well as $3.1 billion of longer-term readily-marketable securities. These investments consist of high credit quality, highly liquid short-term instruments, as well as longer term, highly liquid instruments, such as U.S. Treasury securities, government-sponsored enterprise debt, or government-guaranteed debt. These instruments are managed to either mature prior to the maturity of borrowings that will occur within the next 12 months, or are sufficiently liquid that Credco can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at March 31, 2009, as follows:

(Billions)	Total	American Express	Credco

Committed (a)	$10.4	$1.3	$9.1	(b)
Outstanding	$2.5	$—	$2.5

(a) Included is $2.5 billion outstanding related to the Australian facility.

(b) Credco has the right to borrow a maximum amount of $10.4 billion with a commensurate maximum $1.3 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.6
2012	5.9

Total	$10.4

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.78 for the three months ended March 31, 2009. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2009 was 1.94.

Committed bank credit facilities do not contain material adverse change clauses which would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all its funding sources, Credco believes that it has the liquidity to satisfy all maturing obligations and fund normal business operations for at least a 12-month period from March 31, 2009.

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

Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

•

credit trends, which will depend in part on the economic environment, including, among things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

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

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, its credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes, including adoption of changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System;

•

Credco’s ability to meet the criteria for participation in certain liquidity facilities and other funding programs, including the Commercial Paper Funding Facility being made available through the Federal Reserve Bank of New York, or through other governmental entities; and

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

AMERICAN EXPRESS CREDIT CORPORATION

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: May 8, 2009	By	/s/ Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

DATE: May 8, 2009	By	/s/ Lawrence A. Belmonte

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