Form 10-Q
period 2009-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2009-08-12
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$173	$595	$381	$1,249
Interest income from affiliates	105	194	219	382
Interest income from investments	25	71	57	143
Finance revenue	12	2	25	17
Other	(20)	3	8	4

Total revenues	295	865	690	1,795

Expenses

Provisions for losses, net of recoveries	59	108	107	356
Interest expense	144	339	318	716
Interest expense to affiliates	11	72	32	155
Service fees to affiliates	1	51	1	102
Other	1	1	1	2

Total expenses	216	571	459	1,331

Pretax income	79	294	231	464
Income tax provision	11	41	19	57

Net income	68	253	212	407
Retained earnings at beginning of period	3,391	3,186	3,322	3,157
Dividends	—	(85)	(75)	(210)

Retained earnings at end of period	$3,459	$3,354	$3,459	$3,354

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	June 30, 2009	December 31, 2008

Assets

Cash and cash equivalents	$5,614	$8,855
Cardmember receivables, less reserves: 2009, $160; 2008, $204	8,878	10,655
Cardmember loans, less reserves: 2009, $17; 2008, $14	444	484
Loans to affiliates	10,013	11,726
Investment securities	2,657	3,084
Deferred charges and other assets	496	801
Due from affiliates	4,909	3,660

Total assets	$33,011	$39,265

Liabilities and Shareholder’s Equity

Short-term debt	$1,428	$7,367
Short-term debt to affiliates	9,885	8,317
Current portion of long-term debt	4,035	5,201
Long-term debt	13,822	14,809

Total debt	29,170	35,694
Accrued interest and other liabilities	417	473

Total liabilities	29,587	36,167

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,459	3,322
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax: 2009, $(10); 2008, $(15)	19	28
Net unrealized derivatives losses, net of tax: 2009, $8; 2008, $19	(14)	(35)
Foreign currency translation adjustments, net of tax: 2009, $2; 2008, $13	(202)	(379)

Total accumulated other comprehensive loss	(197)	(386)

Total shareholder’s equity	3,424	3,098

Total liabilities and shareholder’s equity	$33,011	$39,265

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$212	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	146	437
Amortization and other	14	6
Deferred taxes	22	(23)
Changes in operating assets and liabilities:
Due from affiliates	170	135
Other operating assets and liabilities	219	317

Net cash provided by operating activities	783	1,279

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	1,603	511
Purchase of investments	—	(598)
Maturities of investments	400	600
Net decrease (increase) in loans to affiliates	2,445	(109)
Net (increase) decrease in due from affiliates	(1,419)	305

Net cash provided by investing activities	3,029	709

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt to affiliates	1,569	(543)
Net (decrease) increase in short-term debt	(5,939)	1,675
Issuance of debt	—	3,761
Redemption of long-term debt	(2,608)	(4,547)
Dividends paid	(75)	(210)

Net cash (used in) provided by financing activities	(7,053)	136

Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	(3,241)	2,124
Cash and cash equivalents at beginning of period	8,855	2,925

Cash and cash equivalents at end of period	$5,614	$5,049

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following accounting standards, which are effective beginning January 1, 2010. Credco is currently assessing the impact of these standards.

•

FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166) amends the derecognition guidance in FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to remove the concept of a qualifying special purpose entity (QSPE) and to eliminate the exception for a QSPE from the consolidation guidance of FASB Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). SFAS No. 166 also requires enhanced disclosures about continuing involvement, retained risks, and the nature and financial effect of restrictions.

•

FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167) amends the consolidation guidance that applies to variable interest entities (VIEs) and requires an entity to reconsider its previous FIN 46(R) conclusions, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) what type of financial statement disclosures are required.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Investment Securities

The following is a summary of investment securities at June 30, 2009 and December 31, 2008:

(Millions)	June 30, 2009				December 31, 2008

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$2,628	$29	$—	$2,657	$2,640	$37	$—	$2,677
U.S. Government treasury obligations	—	—	—	—	400	7	—	407

Total	$2,628	$29	$—	$2,657	$3,040	$44	$—	$3,084

All of Credco’s investment securities are classified as available-for-sale. There were no realized gains or losses on U.S. Government and agency obligations for the six months ended June 30, 2009.

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

• When available, quoted market prices are used to determine fair value and the investment securities are classified within Level 1 of the fair value hierarchy. Credco has not classified any investment securities in Level 1 of the fair value hierarchy.

• When quoted prices in an active market are not available, the fair market values for Credco’s investment securities are obtained from one pricing service engaged by Credco, and Credco receives one price for each security. The fair values provided by the pricing service are estimated by using a pricing model, where the inputs to the model are based on observable market inputs. The underlying inputs to the valuation techniques applied by the pricing service are typically benchmark yields, benchmark security prices, credit spreads, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing service did not apply any adjustments to the pricing models used. In addition, Credco did not apply any adjustments to prices received from the pricing service. Although the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing model used does entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value. As of June 30, 2009 and December 31, 2008, all of Credco’s investment securities are classified within Level 2 of the fair value hierarchy.

Credco has reaffirmed its understanding of the valuation techniques used by its pricing services. No adjustments were deemed necessary to the prices provided by the pricing services as a result of current market conditions.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other-Than-Temporary Impairment

Credco reviews and evaluates its investment securities at least quarterly, and more often as market conditions may require, to identify investment securities that have indications of other-than-temporary impairment. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, Credco considers several metrics when evaluating investment securities for other-than-temporary impairment. The key factors considered include the determination of the extent to which the decline in the fair value of the security is due to increased default risk for the specific issuer, or market interest rate risk. With respect to increased default risk, Credco assesses the collectibility of principal and interest payments by monitoring issuers’ credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of financial guarantors, where applicable, and the extent to which amortized cost exceeds fair value and the duration and size of that difference.

With respect to market interest rate risk, including benchmark interest rates and credit spreads, Credco assesses whether it has the intent to sell the investment securities, and whether it is more likely than not that Credco will not be required to sell the investment securities before recovery of any unrealized losses. As of June 30, 2009 and December 31, 2008, Credco did not hold any investment securities that were in an unrealized loss position.

Supplemental Information

Contractual maturities of investment securities classified as available-for-sale as of June 30, 2009 are as follows:

(Millions)	Cost	Estimated Fair Value

Due within one year	$778	$783
Due after one year through five years	1,850	1,874

Total	$2,628	$2,657

3.	Fair Values of Financial Instruments

FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107), as amended by FASB Staff position No. 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments”, requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements of SFAS No. 107 exclude leases, equity method investments, affiliate investments, pension and benefit obligations, insurance contracts, and all non-financial instruments.

The following table discloses fair value information for Credco’s financial assets and financial liabilities, included in the scope of SFAS No. 107, as amended, as of the dates presented:

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Billions)	June 30, 2009		December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Instrument Assets:
Assets for which carrying values equal or approximate fair value	$ 23	$ 23	$ 27	$ 27
Loans to affiliates	$ 10	$ 10	$ 12	$ 12
Financial Instrument Liabilities:
Liabilities for which carrying values equal or approximate fair value	$ 11	$ 11	$ 16	$ 16
Long-term debt	$ 18	$ 17	$ 20	$ 18

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2009 and December 31, 2008, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair values include cash and cash equivalents, cardmember receivables, accrued interest, and certain other assets. For these assets, the carrying values approximate fair value because they are short-term in duration or variable rate in nature.

In addition, the following financial assets are carried at fair value:

Investment Securities

Investment securities are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. Gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value below amortized cost is other-than-temporary. Refer to Note 2 for additional information regarding investment securities, including the valuation methodologies used to calculate fair value.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets (accumulated other comprehensive (loss) income) based upon the nature of the derivative. Refer to Note 5 for additional information regarding derivative financial instruments, including the valuation methodologies used to calculate fair value.

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair values include short-term debt, short-term debt to affiliates, current portion of long-term debt, accrued interest, and certain other liabilities. For these liabilities, the carrying values approximate fair value because these are short-term in duration, variable rate in nature, or have no defined maturity.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Liabilities Carried at Other Than Fair Value

Long-Term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowing. For variable-rate long-term debt that reprices within one year, fair value approximates carrying value.

4.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

(Millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net income	$68	$253	$212	$407
Other comprehensive income (loss):
Net unrealized securities (losses) gains	(2)	(24)	(9)	2
Net unrealized derivatives gains (losses)	8	39	21	(7)
Foreign currency translation adjustments	190	21	177	54

Total	$264	$289	$401	$456

See the Consolidated Balance Sheets for Credco’s net comprehensive income position.

5.	Derivatives and Hedging Activities

Credco uses derivative financial instruments to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from, for example, movements in interest rates, foreign exchange rates, or equity market prices. Credco’s market risk exposures primarily arise through:

•	Interest rate risk associated with the cost of financing its receivables and loans; and

•	Foreign exchange risk within its international operations and from foreign currency denominated assets and liabilities.

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

Derivative financial instruments derive their value from an underlying variable or multiple variables, including interest rates, foreign exchange rates, and equity indices or prices. These instruments can increase, reduce or otherwise alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk and related asset/liability management strategy and processes. Credco uses derivatives to manage these exposures that arise within its business operations, but does not engage in derivative financial instruments for trading purposes.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of June 30, 2009 and December 31, 2008, the credit and nonperformance risks associated with Credco’s derivative counterparties were not significant.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the total gross fair value, excluding interest accruals, of derivative product assets and liabilities at June 30, 2009 and December 31, 2008:

(Millions)
Location	Other assets		Other liabilities

	Fair Value (a)		Fair Value (a)

	June 2009	December 2008	June 2009	December 2008

Derivatives designated as hedging instruments
Interest rate contracts
Fair value hedges	$294	$431	$—	$—

Cash flow hedges	—	—	22	54
Foreign exchange contracts
Net investment hedges	2	39	37	22

Total derivatives designated as hedging instruments	$296	$470	$59	$76

Derivatives not designated as hedging instruments
Interest rate contracts	$—	$—	$4	$5
Foreign exchange contracts	85	75	56	39

Total derivatives not designated as hedging instruments	85	75	60	44

Total derivatives (b)	$381	$545	$119	$120

(a)	The fair values of Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.

(b)

Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. At June 30, 2009 and December 31, 2008, $36 million and $8 million, respectively, of derivative assets and liabilities have been offset and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed rate long term debt. Credco enters into interest rate swaps to convert certain fixed rate long-term debt to floating rate debt at the time of issuance. As of June 30, 2009, Credco hedged $4.8 billion of its fixed rate debt to floating rate debt using interest rate swaps.

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

The following tables summarize the impact of fair value hedges on the consolidated financial statements for the three and six months ended June 30:

For the three months ended June 30:

Statement of Income

	Derivative contract gain/(loss)			Hedged item gain/(loss)

Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax

(Millions)		2009	2008		2009	2008	2009	2008

Fair value hedges:
Interest rate contracts	Other revenues	$(92)	$(29)	Other revenues	$79	$29	$(13)	$—

For the six months ended June 30:

Statement of Income

	Derivative contract gain/(loss)			Hedged item gain/(loss)

Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax

(Millions)		2009	2008		2009	2008	2009	2008

Fair value hedges:
Interest rate contracts	Other revenues	$(89)	$(7)	Other revenues	$93	$7	$4	$—

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively convert floating rate debt to a fixed rate debt for the duration of the swap. As of June 30, 2009, Credco hedged $1.1 billion of its floating rate debt to fixed rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $18 million of net pretax losses on derivative instruments from accumulated other comprehensive (loss) income to earnings during the next 12 months.

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

The following table summarizes the impact of cash flow hedges and net investment hedges on the consolidated financial statements for the three and six months ended June 30:

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended June 30:

(Millions)	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax

	Recognized in Other Comprehensive Income		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount

Derivative relationship	2009	2008		2009	2008		2009	2008

Cash flow hedges:
Interest rate contracts	$(3)	$23	Interest expense	$(12)	$(17)	Other revenues	$1	$—

Net investment hedges:
Foreign exchange contracts	$(88)	$(40)	Other revenues	$—	$—	Other revenues	$—	$—

For the six months ended June 30:

(Millions)	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax

	Recognized in Other Comprehensive Income		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount

Derivative relationship	2009	2008		2009	2008		2009	2008

Cash flow hedges:
Interest rate contracts	$(8)	$(37)	Interest expense	$(29)	$(30)	Other revenues	$—	$—
Net investment hedges:
Foreign exchange contracts	$(68)	$(66)	Other revenues	$—	$—	Other revenues	$—	$—

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges and are not designated for hedge accounting treatment. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the impact of derivatives not designated as hedges on the consolidated financial statements for the three and six months ended June 30:

For the three months ended June 30:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

Derivatives not designated as hedges
Interest rate contracts	Other revenues	$—	$1
Foreign exchange contracts	Other revenues	28	4
	Interest expense	6	1

Total		$34	$6

For the six months ended June 30:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

Derivatives not designated as hedges
Interest rate contracts	Other revenues	$—	$1
Foreign exchange contracts	Other revenues	7	15
	Interest expense	8	3

Total		$15	$19

6.	Income Taxes

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of American Express’ federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of American Express’ federal tax returns for the years 2003 and 2004. However, all of these years continue to remain open as a consequence of certain issues under appeal.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credco had approximately $105 million and $63 million of unrecognized tax benefits at June 30, 2009 and December 31, 2008, respectively. The change is primarily due to an increase in unrecognized tax benefits relating to the attribution of taxable income to a particular jurisdiction or jurisdictions. Included in the $105 million and $63 million of unrecognized tax benefits at June 30, 2009 and December 31, 2008, respectively, are corresponding benefits of approximately $87 million and $53 million that, if recognized, would favorably affect the tax rate in a future period. These benefits primarily relate to Credco’s gross permanent benefits and corresponding foreign tax credits and federal tax effects. Credco had approximately $23 million and $15 million accrued for the payment of interest and penalties at June 30, 2009 and December 31, 2008, respectively. For the three and six months ended June 30, 2009, Credco recognized a net charge of approximately $8 million of interest and penalties.

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

Credco’s effective tax rate was 14 percent and 8 percent for the three and six months ended June 30, 2009, compared with 8 percent for the full year 2008.

7.	Subsequent Events

Credco has performed an evaluation of subsequent events through August 12, 2009, which is the date the financial statements were issued.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Credit Corporation, together with its subsidiaries (Credco), is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express Company (American Express). Credco is engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card, and other American Express Cards issued in the United States and in designated currencies outside the United States. Credco also finances certain interest-bearing and discounted revolving loans mainly comprised of American Express credit cards issued in non-U.S. markets, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

Current Economic Environment/Outlook

Credco continues to remain cautious about the business environment. During the second quarter of 2009, cardmember spending remained under pressure within all of American Express’s business. While the year-over-year spending decline was fairly consistent through the first five months of the year, the decline has moderated slightly in June and July, and will likely moderate further as compared to last year’s results. Despite the moderation of the decline, however, it is likely that Credco will continue to experience a reduction in the financing of cardmember receivables and loans.

In October 2008, American Express moved to increase its flexibility in funding U.S. consumer and small business charge card receivables by amending the receivables purchase agreements between Credco and each of American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks). The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements give the Banks the flexibility to continue to sell the receivables to Credco or to retain the receivables and fund them from their own sources. These amendments will allow American Express to shift, from time-to-time, the funding of those receivables from Credco to the Banks. Credco, which raises funds for the purpose of buying receivables through the sale of commercial paper, as well as through the issuance of medium- and long-term debt securities, can transfer proceeds of its funding activities in excess of its needs broadly to other subsidiaries of American Express, including to the Banks. The new arrangements between Credco and the Banks will have no impact on Credco’s funding of U.S. corporate charge card receivables and charge card receivables outside the United States.

Results of Operations for the six months ended June 30, 2009 and 2008

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense, and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased 48 percent to $212 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The year-over-year decrease was primarily due to a decrease in discount revenue earned from a smaller base of purchased cardmember receivables and loans, interest income earned on loans to affiliates, and interest income from investments, partially offset by a decrease in interest expense and provisions for losses, net of recoveries.

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the six month period ended June 30, 2009, compared with the six month period ended June 30, 2008 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$(756)
Discount rates	(112)

Total	$(868)

Interest income from affiliates:
Average loans to affiliates	$(41)
Interest rates	(122)

Total	$(163)

Interest income from investments:
Average investments outstanding	$55
Interest rates	(141)

Total	$(86)

Provisions for losses, net of recoveries:
Volume of receivables purchased	$(262)
Provisions rates and volume of recoveries	13

Total	$(249)

Interest expense:
Average debt outstanding	$(267)
Interest rates	(131)

Total	$(398)

Interest expense to affiliates:
Average debt outstanding	$9
Interest rates	(132)

Total	$(123)

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 69 percent or $868 million to $381 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due to a decrease in both the volume of receivables purchased and discount rates. Volume of receivables and loans purchased for the six months ended June 30, 2009, was 60 percent lower than the same period a year ago, primarily due to the amendment of the receivables purchase agreements between Credco and each of Centurion Bank and FSB. Purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of approximately 21 basis points compared to the six months ended June 30, 2008.

Interest Income from Affiliates

Interest income from affiliates decreased 43 percent or $163 million to $219 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The year-over-year decrease is due to a decrease in both the interest rates charged to affiliates and, to a lesser extent, the volume of loans to affiliates. The average volume of loans to affiliates decreased primarily due to the impact of foreign exchange rates and, to a lesser extent, to the amendment of the funding structure with respect to Germany. The average interest rate charged to affiliates

AMERICAN EXPRESS CREDIT CORPORATION

during the six months ended June 30, 2009, was 115 basis points lower than the average interest rate charged to affiliates in the same six month period a year ago.

Interest Income from Investments

Interest income from investments decreased 60 percent or $86 million to $57 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The year-over-year decrease is due to the decrease of the average interest rate on the total investment portfolio of approximately 113 basis points for the six months ended June 30, 2009, as compared to the same six month period a year ago, as well as the maturity of $400 million of U.S. Treasury securities in 2009.

Provisions for Losses, Net of Recoveries

The provisions for losses, net of recoveries, decreased 70 percent or $249 million to $107 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The year-over-year decrease primarily reflects a reduction in the volume of receivables purchased, due to the amendment of the receivables purchase agreements with the Banks previously discussed.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates decreased 56 percent and 79 percent, respectively, for the six months ended June 30, 2009, as compared to the same period a year ago. Interest expense decreased due to lower interest rates and lower average debt outstanding. Interest expense to affiliates decreased due to lower interest rates, partially offset by an increase in average debt outstanding. The average interest rate on debt outstanding during the six months ended June 30, 2009, was 61 basis points lower than the same period a year ago. The average rate due to affiliates during the six months ended June 30, 2009, was 125 basis points lower than the same period a year ago.

Service Fees to Affiliates

Service fees to affiliates decreased to $1 million for the six months ended June 30, 2009, as compared to $102 million for the six months ended June 30, 2008, due to a decrease in servicing provided under service level agreements with affiliates as a result of the previously discussed amendment of the receivables purchase agreements with the Banks.

Income Taxes

Credco’s effective tax rate was 8 percent and 12 percent for the six months ended June 30, 2009, and 2008, respectively.

Cardmember Receivables

At June 30, 2009, and December 31, 2008, Credco owned $9.0 billion and $10.9 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At June 30, 2009, and December 31, 2008, CRC owned approximately $2.0 billion and $2.4 billion, respectively, of participation interests purchased from RFC V.

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes selected information related to the cardmember receivables portfolio:

As of and for six months ended (Millions, except percentages)	June 30, 2009	December 31, 2008	June 30, 2008

Total cardmember receivables	$9,038	$10,859	$25,296
Loss reserves	$160	$204	$771
as a % of receivables (a)	1.8%	1.9%	3.0%
Average life of cardmember receivables (in days) (b)	30	32	33

Cardmember receivables – 180 day write-off (a)	$1,997	$2,444	N/A
30 days past due as a % of total	2.1%	2.6%	N/A
Average receivables	$1,981	$11,413	N/A
Write-offs, net of recoveries	$36	$493	N/A
Net write-off rate (a)	3.7%	11.7%	N/A

Cardmember receivables – 360 day write-off	$7,041	$8,415	$25,296
90 days past due as a % of total	2.1%	2.8%	3.9%
Write-offs, net of recoveries	$94	$77	$364
Net write-off rate (c)	0.21%	0.13%	0.26%

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

Cardmember receivables owned at June 30, 2009, decreased approximately $1.8 billion from December 31, 2008, as a result of a reduction in cardmember receivables purchased due to the expected seasonal changes in cardmember spending, and, to a lesser extent, the wind down of receivables purchased from Amex Bank of Canada.

AMERICAN EXPRESS CREDIT CORPORATION

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

Six months ended (Millions)	June 30, 2009	June 30, 2008

Balance, beginning of period	$218	$841
Provisions for losses (a)	107	356
Accounts written-off (a)	(138)	(370)
Other	(10)	(45)

Balance, end of period	$177	$782

(a)	Includes recoveries on accounts previously written-off of $39 million and $81 million during the six months ended June 30, 2009 and 2008, respectively.

Loans to Affiliates

Components of loans to affiliates were as follows:

(Millions)	June 30, 2009	December 31, 2008	June 30, 2008

TRS Subsidiaries:
American Express Australia Limited	$3,381	$3,204	$4,184
American Express Services Europe Limited	2,699	2,388	3,108
Amex Bank of Canada	2,403	2,257	2,649
American Express Centurion Bank (a)	—	2,225	—
American Express International, Inc.	785	943	860
American Express Co. (Mexico) S.A. de C.V.	412	392	489
American Express Bank (Mexico) S.A.	333	317	350

Total (b)	$10,013	$11,726	$11,640

(a)

During 2008, Credco loaned $2.2 billion to Centurion Bank as a consequence of the previously discussed amendment of the receivables purchase agreements. In February 2009, Centurion Bank repaid $2.2 billion to Credco.

(b) Of the approximately $10.0 billion outstanding of loans to affiliates, approximately $6.5 billion are collateralized by the underlying cardmember receivables transferred with recourse.

In July 2009, American Express International, Inc. repaid $323 million of its outstanding loan amount to Credco.

Investment Portfolio

Credco’s investment portfolio primarily supports its contingent liquidity strategy by investing mainly in U.S. Government and agency obligations. Credco’s objective is to manage the type and mix of assets as well as their maturity profile in order to ensure the cash and liquidity needs can be met without relying on the sale of investments prior to maturity. As a result, Credco generally holds its investments to maturity. Credco nonetheless seeks to invest in portfolios of securities with sufficient liquidity that could be accessed prior to maturity should changes in cash needs occur.

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

AMERICAN EXPRESS CREDIT CORPORATION

Government Sponsored Enterprises

At June 30, 2009, Credco owned approximately $2.7 billion of senior unsecured debentures issued by Government Sponsored Enterprises (GSEs): Fannie Mae and Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced the decision to place Fannie Mae and Freddie Mac into a conservatorship controlled by the FHFA. These actions were designed to protect the senior and subordinated debt and the mortgage-backed securities of the GSEs. The total net unrealized gains on these securities were approximately $29 million at June 30, 2009.

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

With the exception of its exposure to the Fund, Credco did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal, on any of its holdings in its investment portfolios.

Due from Affiliates

At June 30, 2009, and December 31, 2008, due from affiliates was $4.9 billion and $3.7 billion, respectively. These amounts relate primarily to timing differences between the purchase of cardmember receivables and remittances from TRS on cardmember receivables purchased by Credco, which are net settled in the subsequent month in the normal course of business.

Short-term Debt to Affiliates

Components of short-term debt to affiliates were as follows:

(Millions)	June 30, 2009	December 31, 2008	June 30, 2008

American Express	$6,890	$3,579	$2,712
AE Exposure Management Ltd.	1,052	2,356	2,354
TRS	1,018	1,483	406
American Express Holdings (Netherlands) C.V.	419	417	384
American Express Europe Limited	175	175	—
National Express Company, Inc.	133	91	2,094
American Express Publishing Corp.	46	84	53
Other	152	132	136

Total	$9,885	$8,317	$8,139

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

AMERICAN EXPRESS CREDIT CORPORATION

Funding Strategy

Credco seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations and cost-effectively finance current and future asset growth as well as to maintain a strong liquidity profile. Diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity, or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency while both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including commercial paper and senior unsecured debentures. Conditions in the debt capital markets have generally been very strained since September 2008, although they have recovered somewhat in the second quarter of 2009. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to distribute its refinancing requirements in future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as seek to add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as disruption of financial markets, market capacity, and demand for securities offered by Credco as well as any regulatory changes. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s current funding strategy for 2009 is to raise funds to maintain sufficient cash and readily-marketable securities that are easily convertible to cash in order to, at a minimum, meet seasonal and other working capital needs for the next 12 months. Working capital needs include maturing debt obligations, both long and short term, changes in receivables and other asset balances, as well as operating requirements.

Credco’s liquidity and funding strategy is designed to maintain appropriate and stable debt ratings from the major credit rating agencies, Standard & Poor’s (S&P), Moody’s Investor Services (Moody’s), Dominion Bond Rating Service (DBRS), and Fitch Ratings (Fitch). However, Credco is not immune to the impact on corporate ratings arising from the uncertainty in financial markets and the weakening economic environment. The most recent updates that the rating agencies have provided on Credco’s ratings are as follows:

Credit Agency	Date of Notice	Short- Term ratings	Long- Term ratings	Outlook	Nature of ratings update

Fitch	April 16, 2009	F1	A+	Negative	Outlook changed from ‘Stable’ to ‘Negative’

S&P	July 24, 2009	A-2	BBB+	Negative	Previous ratings reaffirmed

DBRS	July 24, 2009	R-1 (middle)	A (high)	Negative	Previous ratings reaffirmed

Moody’s	July 27, 2009	Prime-1	A2	Stable	Previous ratings reaffirmed

A downgrade in Credco’s long-term debt rating could result in paying higher interest expense on Credco’s unsecured debt, as well as higher fees related to its committed lines of credit. In addition to increased funding costs, a lower long-term debt rating could also reduce Credco’s borrowing capacity in the unsecured term debt capital markets.

AMERICAN EXPRESS CREDIT CORPORATION

Short-term Funding Programs

Credco’s short-term funding requirements have historically been met primarily by the sale of commercial paper. Credco’s commercial paper is a widely recognized name in the money markets and is supported by a diverse base among short-term investors. Credco has readily sold the volume of commercial paper necessary to meet its funding needs as well as to cover the daily maturities of commercial paper issued. During the first half of 2009 and all of 2008, Credco had continuous access to the commercial paper markets. Its commercial paper issuances after mid-September 2008 were issued at shorter weighted average maturities than Credco’s historical trend, consistent with the changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve. During this period, Credco has significantly reduced its reliance on the commercial paper market.

On October 7, 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF). The CPFF provides three-month liquidity to U.S. issuers of commercial paper through a special purpose vehicle (SPV), which purchases three month unsecured and asset-backed commercial paper directly from eligible issuers using financing provided by the Federal Reserve Bank of New York. Credco is eligible to have up to $14.7 billion of commercial paper outstanding with the SPV at any one time. Credco continues to be eligible to participate in the CPFF based on its current short-term ratings assigned by Moody’s and Fitch. The commercial paper must be rated at least A1/P1/F1 by two or more major nationally recognized statistical rating organizations to qualify for participation in the CPFF. The CPFF is currently set to expire at February 1, 2010. At June 30, 2009, Credco had no commercial paper outstanding with the CPFF.

Based on the maximum available borrowings under committed third party bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term borrowings was in excess of 100 percent at June 30, 2009 and December 31, 2008.

Long-term Funding Programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding:

(Billions)	Quarter ended June 30, 2009	Year ended December 31, 2008

Long-term debt outstanding	$17.9	$20.0
Average long-term debt	$18.7	$21.2

Credco also has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. During the six months ended June 30, 2009, Credco did not issue any debt securities from its U.S. shelf registration. At June 30, 2009, Credco had $10.6 billion of debt securities outstanding issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance of debt instruments outside the United States to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $50.0 billion. At June 30, 2009, $3.0 billion was outstanding under this program, of which $2.5 billion was issued by Credco.

Credco established a program in Australia for the issuance of debt securities from time to time of up to approximately $4.8 billion. During the six months ended June 30, 2009, no notes were issued under this program. At June 30, 2009, approximately $4.1 billion was available for issuance under this program.

AMERICAN EXPRESS CREDIT CORPORATION

During the first quarter of 2008, a new shelf prospectus was filed and became effective in Canada for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $3.0 billion of notes by American Express Canada Credit Corporation (Cancredco), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration will be guaranteed by Credco. During the six months ended June 30, 2009, no notes were issued under this program. The financial results of Cancredco are included in the consolidated financial results of Credco.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Credco paid cash dividends of $75 million to TRS during the six months ended June 30, 2009. Additionally, Credco paid cash dividends of $125 million to TRS on August 10, 2009.

Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity in the form of cash and readily-marketable securities easily convertible into cash, as well as access to cash and cash equivalents, to continuously meet its business needs, sustain operations, and satisfy its obligations for a period of at least 12 months without access to the unsecured debt capital markets. This objective is managed by accessing capital to finance business growth through a broad and diverse set of funding programs, and maintaining a variety of contingent sources of cash and financing.

As a result of Credco’s funding activities during 2008, Credco raised funds that substantially exceeded its 2008 and 2009 funding needs. The excess was invested with the purpose of increasing the amount of cash and readily-marketable securities Credco holds. The availability of these funds raised in 2008 meant that Credco had no requirement to access the term debt markets in the first half of 2009.

The upcoming approximate maturities of Credco’s long-term debt are as follows:

(Billions)	Debt Maturities

Quarter Ending:

September 30, 2009	$1.5
December 31, 2009	1.1
March 31, 2010	—
June 30, 2010	1.4

Total	$4.0

The amount of cash and readily-marketable securities Credco expects to maintain will be substantially greater than its historical levels of holdings. Credco expects to incur higher net interest cost of carry on these amounts, which will be dependent on the amount Credco actually maintains, as well as the difference between its cost of funding these amounts and their investment yields.

Cash and Readily-Marketable Securities

At June 30, 2009, Credco had cash and cash equivalents of approximately $5.6 billion as well as $2.7 billion of longer-term readily-marketable securities. These investments are limited to high credit quality, highly liquid short-term instruments, as well as longer term, highly liquid instruments, such as U.S. Government Sponsored Enterprises’ obligations. These instruments are managed to either mature prior to the maturity of borrowings that

AMERICAN EXPRESS CREDIT CORPORATION

will occur within the next 12 months, or are sufficiently liquid that Credco can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at June 30, 2009, as follows:

(Billions)	Total	American Express	Credco

Committed (a)	$10.8	$1.3	$9.5	(b)
Outstanding	$2.9	$—	$2.9

(a)	Included is $2.9 billion outstanding related to the Australian facility.

(b)	Credco has the right to borrow a maximum amount of $10.8 billion with a commensurate maximum $1.3 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.7
2012	6.2

Total	$10.8

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.66 for the six months ended June 30, 2009. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2009 was 1.84.

Committed bank credit facilities do not contain material adverse change clauses which would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all its funding sources, Credco believes that it has the liquidity to satisfy all maturing obligations and fund normal business operations for at least a 12-month period from June 30, 2009.

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

Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

•

credit trends, which will depend in part on the economic environment, including, among other things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and business customers;

•	Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of cardmember receivables and loans;

•	fluctuations in foreign currency exchange rates;

•	negative changes in Credco’s credit ratings, which could result in decreased liquidity and higher borrowing costs;

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 and regulations adopted by federal bank regulators relating to certain credit and charge card practices;

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: August 12, 2009	By	/s/ Christopher S. Forno

Christopher S. Forno
President and Chief Executive Officer

DATE: August 12, 2009	By	/s/ Lawrence A. Belmonte

Lawrence A. Belmonte
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4(a)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

Exhibit 4(b)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

Exhibit 4(c)	Form of Medium-Term Note - Master Note relating to the Company’s InterNotes® program	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of Christopher S. Forno, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of David L. Yowan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1