Form 10-K/A
period 2008-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2009-11-16
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the American Express Credit Corporation (Credco) Annual Report on Form 10-K for the year ended December 31, 2008 in order to reflect the restatement of its Consolidated Financial Statements and amendments to related disclosures as of and for the years ended December 31, 2008 and 2007. Credco is also restating as part of this Form 10-K/A certain financial and other quarterly information previously issued in its Quarterly Reports on Form 10-Q for 2008 and 2007; accordingly, Form 10-Q/As for the affected quarterly periods of 2008 and 2007 will not be filed. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effects of the restatement adjustments.

The restatement is the result of the correction of a non-cash error in the accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In the course of preparing the financial statements for the third quarter of 2009, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007.

The restatement also includes the impact of (i) certain other unrelated immaterial errors primarily impacting income tax provision in Credco’s Consolidated Statements of Income and (ii) the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates in Credco’s Consolidated Balance Sheets.

The effect of the error in the accounting for a net investment in a consolidated foreign subsidiary, together with the unrelated immaterial errors affecting the income tax provision, resulted in an understatement of net income for fiscal year 2008 and 2007 by $119 million (from $745 million to $864 million, as restated) and $5 million (from $720 million to $725 million, as restated), respectively. The correction of these errors resulted in an increase in our ratio of earnings to fixed charges from 1.50 to 1.62 (as restated) for fiscal year 2008 and no change to our ratio of earnings to fixed charges of 1.38 for fiscal year 2007. The effect of these errors also resulted in an overstatement of net income for the three month periods ended June 30, 2009 and March 31, 2009 by $41 million (from $68 million to $27 million, as restated) and $9 million (from $144 million to $135 million, as restated), respectively. The correction of these errors resulted in a decrease in our ratio of earnings to fixed charges from 1.66 to 1.51 (as restated) for the six month period ended June 30, 2009 and an increase in this ratio from 1.78 to 1.81 (as restated) for the three month period ended March 31, 2009.

Notes 1, 2, 3, 10, 13, 14 and 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement” included herein also contain information regarding the nature and impact of the restatement.

For the convenience of the reader, this 10-K/A sets forth the Annual Report on Form 10-K in its entirety. Other than amending the disclosures relating to the restatement in the items discussed below, no attempt has generally been made in this 10-K/A to amend or update other disclosures presented in the original 10-K. Among other things, forward-looking statements made in the original 10-K have not been revised to reflect events that occurred or facts that became known to Credco after the filing of the original 10-K, and such forward-looking statements should be read in their historical context. Accordingly this 10-K/A should be read in conjunction with Credco’s filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the original 10-K.

The following items of the original Form 10-K are being amended in this Form 10-K/A as a result of the restatement:

•	Part I – Item 1 – Business

•	Part I – Item 1A – Risk Factors

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A(T) – Controls and Procedures; and

•	Part IV– Item15 – Exhibits and Financial Statement Schedules

In addition, Credco is amending its Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 for the impact of the errors described above; accordingly, separate Form 10-Q/As for these periods are being filed.

As reported in American Express Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2009, American Express Company determined that the impact of the incorrect accounting was not material to its financial statements American Express Company in any of the quarterly or annual periods in which it occurred. American Express Company also determined that the restatement by Credco would have no impact on, and would not require amendment of, any of American Express Company’s financial statements and related disclosures previously filed with the SEC.

PART I

Item 1.	BUSINESS

Introduction

Credco was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express. Both American Express and TRS are bank holding companies.

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

As further discussed in the Funding section below, since late September 2008, the market for unsecured term debt generally has been unavailable to all financial institutions, including Credco. However, Credco has continued to issue commercial paper. Its commercial paper issuances have occurred in similar daily average amounts and comparable rates but at shorter weighted average maturities than Credco’s historical trend. Credco’s shorter maturities are consistent with the changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve Board (the Board). The shortening of the maturities in the commercial paper funding market makes it more difficult for Credco to manage its day-to-day cash flow.

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

Cardmember Receivables

At December 31, 2008 and 2007, Credco owned $10.9 billion and $26.2 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At December 31, 2008 and 2007, CRC owned approximately $2.4 billion and $5.7 billion, respectively, of participation interests purchased from RFC V.

The following table summarizes selected information related to the cardmember receivables portfolio:

Years ended December 31, (Millions, except percentages)	2008	2007 Restated	2006 Restated

Total cardmember receivables	$10,859	$26,233	$27,506
Loss reserves	$204	$831	$739
as a % of receivables (a)(d)	1.9%	3.2%	2.7%
Average life of cardmember receivables (in days) (b)	33	34	32

Cardmember receivables – 180 day write-off (a)	$2,444	N/A	N/A
30 days past due as a % of total	2.6%	N/A	N/A
Average receivables	$11,413	N/A	N/A
Write-offs, net of recoveries	$893	N/A	N/A
Net write-off rate (a)	7.8%	N/A	N/A

Cardmember receivables – 360 day write-off	$8,415	$26,233	$27,506
90 days past due as a % of total	2.8%	4.1%	3.3%
Write-offs, net of recoveries	$146	$658	$525
Net write-off rate (c)	0.12%	0.23%	0.19%

(a) In the fourth quarter of 2008, American Express revised the time period in which past due cardmember receivables for its U.S. Card Services segment are written off to 180 days past due, consistent with applicable bank regulatory guidance. Previously, receivables were written off when 360 days past due. Credco’s receivables subject to 180 day write-off and the related net write-off rate, which reflects write-offs, net of recoveries expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the years indicated, are reflected above, and includes $257 million of net write-offs as result of the methodology change. See further discussion in Notes 2 and 3 of the Consolidated Financial Statements.

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

(d) The loss reserve as a % of receivables for the nine months ended September 30, 2008 was 3.2% (restated); for the six months ended June 30, 2008 was 3.1% (restated) and for the three months ended March 31, 2007 was 2.9% (restated). For all other quarterly periods in 2008 and 2007, the loss reserve as a % of receivables did not change from amounts previously disclosed.

Cardmember receivables owned at December 31, 2008, decreased approximately $15.4 billion from December 31, 2007, primarily as a result of a reduction of cardmember receivables purchased due to the amendment to the Receivables Agreements.

Reserves for Cardmember Receivables and Cardmember Loans

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2008	2007	2006

Reserve for losses:
Balance at beginning of year	$841	$749	$686
Additions:
Provisions for losses (a)	641	842	589
Other credits (b)	46	14	11
Deductions:
Accounts written-off (a) (c)	1,204	666	532
Other charges (d)	106	98	5

Balance at end of year	$218	$841	$749

Reserve for losses as a % of gross cardmember receivables and loans owned at year-end	1.9%	3.2%	2.7%

(a)	Includes recoveries on accounts previously written-off of $144 million, $175 million, and $158 million in 2008, 2007 and 2006, respectively.

(b)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(c)	The net write-offs for 2008 include approximately $257 million resulting from the 180 day write-off methodology change discussed previously.

(d)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates.

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

Due from Affiliates

At December 31, 2008 and 2007, due from affiliates was $3.7 billion and $2.5 billion, respectively. These amounts relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, which are settled in the subsequent month in the normal course of business.

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

See Notes 5 and 6 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

Foreign Operations

See Notes 2, 8 and 14 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

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

Credco relies on liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, Credco could be forced to limit its business in growth or curtail operations. The principal sources of Credco’s liquidity are payments from cardmembers, cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, and issuances of commercial paper. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including medium- and long-term unsecured debt.

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

In the event current sources of liquidity, including internal sources, do not satisfy Credco’s needs, it could be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, Credco’s long-term debt credit ratings, which were downgraded in 2008 by two of the major rating agencies, and credit capacity. Additionally, it is possible that lenders could develop a negative perception of Credco’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreased due to an economic downturn or due to perceived operational risk. Similarly, Credco’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against Credco. In addition, the CPFF, being made available through the Federal Reserve Bank of New York, is subject to Credco’s ability to meet or continue to meet the criteria for participation in such program and is temporary in nature as such programs is scheduled to terminate during 2009.

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

Although Credco’s long-term debt is currently rated investment grade (at “A” levels) by the major rating agencies, the ratings of that debt have been downgraded during the fourth quarter of 2008 by Moody’s Investors Services (Moody’s) and Standard & Poor’s (S&P), two of the major rating agencies. In addition, recently both rating agencies have announced that they are reviewing Credco’s ratings with a view to a possible further downgrade. S&P is reviewing both long- and short-term ratings; Moody’s affirmed the current short-term rating and is reviewing the long-term rating only. The rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength, perceived operational risk as well as factors not entirely within Credco’s control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, adversely limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding and increase Credco’s cost of capital.

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

On November 16, 2009, Credco filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in order to restate certain of its consolidated financial statements and amend related disclosures, as described in “Explanatory Note” above. As further described in Item 9A., “Controls and Procedures”, Credco’s management has concluded that as of December 31, 2008, its disclosure controls and procedures and its internal control over financial reporting were not effective because of a material weakness in its internal control over financial reporting relating to the processes used to record and monitor net investments in consolidated foreign subsidiaries. Although Credco has taken remedial actions as described in Item 9A., “Controls and Procedures,” to address the identified material weakness, there can be no assurance that its management will determine in the future that its disclosure controls and procedures or internal control over financial reporting are effective.

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

Other Reporting Matters

Accounting Developments

See the Recently Issued Accounting Standards section of Note 2 to the Consolidated Financial Statements.

Forward-looking Statements

Various statements have been made in this Amendment No. 1 to the Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•	the impact on American Express’ business resulting from continuing geopolitical uncertainty;

•	Credco’s ability to satisfactorily remediate (i) the accounting error resulting in the restatement or (ii) its material weakness in internal control over financial reporting;

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

•	Credco’s ability to meet the criteria for participation in the Commercial Paper Funding Facility, being made available through the Federal Reserve Bank of New York; and

•	Credco’s ability to access in a timely manner its remaining investment in the Reserve Primary Fund.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Credco neither owns nor leases any material physical properties.

Item 3.	LEGAL PROCEEDINGS

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

Credco paid cash dividends of $580 million and $750 million to TRS in 2008 and 2007, respectively. On February 10, 2009, Credco paid a cash dividend of $75 million to TRS. For information about limitations on Credco’s ability to pay dividends, see Note 7 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the five years ended December 31:

(Millions)	2008	2007	2006		2005	2004

	Restated (a)	Restated (a)

Income Statement Data

Revenues	$3,433	$3,870	$3,017		$2,276	$1,832

Provisions for losses, net of recoveries	641	842	589		662	628

Interest expense	1,618	2,046	1,614		1,141	863

Income tax provision	132	60	95		50	75

Net income	864	725	622		415	234

Balance Sheet Data

Cash and cash equivalents	$8,855	$2,925	$737		$1,051	$3,802

Gross cardmember receivables	10,859	26,233	27,506	(b)	24,421	21,888

Reserve for losses, cardmember receivables	204	831	739		671	555

Gross cardmember loans	498	403	356		569	622

Reserve for losses, cardmember loans	14	10	10		15	55

Loans to affiliates	11,726	11,201	9,691		8,254	7,039

Investment securities (including restricted)	3,084	3,044	3,015		2,996	3,183

Total assets	39,265	45,843	40,963		37,368	36,259

Short-term debt	15,684	19,775	15,469		15,982	13,245

Current portion of long-term debt	5,201	7,411	3,440		2,300	5,734

Long-term debt	14,809	14,872	18,350		14,629	12,880

Shareholder’s equity	3,033	3,444	3,419		3,270	2,992

Cash dividends	580	750	500		200	125

(a)

Refer to Notes 1, 2, 3, 10, 13, 14 and 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement” for further detailed information related to the restated Consolidated Financial Statements.

(b)	The 2006 Consolidated Balance Sheet reflects the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Restatement

As discussed in “Explanatory Note”, American Express Credit Corporation (Credco) is amending its Annual Report on Form 10-K for the year ended December 31, 2008 in order to reflect the restatement of its Consolidated Financial Statements and amendments to related disclosures as of and for the years ended December 31, 2008 and 2007. Credco is also restating as part of the Form 10-K/A certain financial and other quarterly information previously issued in its Quarterly Reports on Form 10-Q; accordingly Form 10-Q/As for the affected quarterly periods of 2008 and 2007 will not be filed. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effects of the restatement adjustments.

The restatement is the result of the correction of a non-cash error in the accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In the course of preparing the financial statements for the third quarter of 2009, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007.

The restatement also includes the impact of (i) certain other unrelated immaterial errors primarily impacting income tax provision in Credco’s Consolidated Statements of Income and (ii) the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates in Credco’s Consolidated Balance Sheets.

Notes 2, 3, 10, 13, 14 and 15 to the Consolidated Financial Statements included herein also contain information regarding the nature and impact of the restatement.

The following tables set forth the effects of the restatement adjustments on affected line items within Credco’s previously reported Consolidated Statements of Income for the years ended December 31, 2008 and 2007, Consolidated Balance Sheets as of December 31, 2008 and 2007, and Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2008 and 2007, as well as the Ratio of Earnings to Fixed Charges for the years ended December 31, 2008 and 2007.

CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2008		December 31, 2007

(millions)	As Previously Reported	Restated	As Previously Reported	Restated

Other revenues	$20	$203	$8	$16
Total revenues	$3,250	$3,433	$3,862	$3,870
Pretax income	$813	$996	$777	$785
Income tax	$68	$132	$57	$60
Net income	$745	$864	$720	$725

CONSOLIDATED BALANCE SHEETS

	December 31, 2008		December 31, 2007

(millions)	As Previously Reported	Restated	As Previously Reported	Restated

Cardmember receivables	$10,655	$10,655	$25,504	$25,402
Due from affiliates	$3,660	$3,660	$2,367	$2,469
Accrued interest and other liabilities	$473	$538	$339	$341
Total liabilities	$36,167	$36,232	$42,397	$42,399
Retained earnings	$3,322	$3,446	$3,157	$3,162
Foreign currency translation adjustments, net of tax	$(379)	$(568)	$129	$122
Total accumulated other comprehensive (loss) income	$(386)	$(575)	$127	$120
Total shareholder’s equity	$3,098	$3,033	$3,446	$3,444

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(millions)	As Previously Reported	Restated

Net income for year ended December 31, 2007	$720	$725
Foreign currency translation adjustments	$87	$80
Total comprehensive income	$790	$788
Balances at December 31, 2007	$3,446	$3,444

Net income for year ended December 31,2008	$745	$864
Foreign currency translation adjustments	$(508)	$(690)
Total comprehensive income	$232	$169
Balances at December 31, 2008	$3,098	$3,033

RATIO OF EARNINGS TO FIXED CHARGES

(millions)	As Previously Reported	Restated

2007	1.38	1.38
2008	1.50	1.62

See Note 15 to the Consolidated Financial Statements for the Consolidated Statements of Income and the Consolidated Balance Sheets restated for quarters within 2008 and 2007.

Critical Accounting Policies

Credco’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The following provides information about three critical accounting policies that are important to the Consolidated Financial Statements and that require significant management assumptions and judgments.

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

Effective January 1, 2008, Credco partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value. Refer to Notes 2 and 11 to the Consolidated Financial Statements for further details of Credco’s fair value measurements.

Investment Securities

Credco’s investment securities are comprised of predominantly U.S. Government and U.S. Government sponsored entities (e.g., Fannie Mae, Freddie Mac). The investment securities are classified as available-for-sale with changes in fair value recorded in accumulated other comprehensive (loss) income within shareholder’s equity on Credco’s Consolidated Balance Sheets.

The fair market values for Credco’s investment securities are obtained primarily from pricing services engaged by Credco, and Credco receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing services do not apply any adjustments to the pricing models used, nor does Credco apply any adjustments to prices received from the pricing services. As of December 31, 2008, all of Credco’s investment securities are classified in Level 2 of the fair value hierarchy. See further discussion in Note 4 to Credco’s Consolidated Financial Statements.

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

Other-Than-Temporary Impairment

Credco reviews and evaluates its investment securities, at least quarterly, and more often as market conditions may require, to identify investment securities that have indications of other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, Credco considers several metrics when evaluating investment securities for an other-than-temporary impairment, including the extent to which amortized cost exceeds fair value, the duration and size of that difference, and the issuer’s credit rating. Key factors considered when assessing other-than-temporary impairment include the determination of the extent to which the difference is due to increased default risk for the specific issuers, or market interest rate risk. With respect to market interest rate risk, including benchmark interest rates and credit spreads, Credco’s intent and ability to hold the investment securities for a time sufficient to recover the unrealized losses is a significant consideration in the other-than-temporary evaluation process. See further discussion in Note 4 to Credco’s Consolidated Financial Statements.

In determining whether any of Credco’s investment securities are other-than-temporarily impaired, a change in facts and circumstances could lead to a change in management judgment around Credco’s view on collectibility and credit quality of the issuer, or Credco’s ability and intent to hold the investment securities for a time sufficient to recover the unrealized losses. This could result in Credco recording an other-than-temporary impairment loss through earnings with a corresponding offset to accumulated other comprehensive (loss) income. As of December 31, 2008, Credco had no gross unrealized losses in its investment securities portfolio, that were deemed not to be other-than-temporarily impaired.

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

Credco manages derivative instrument counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next twelve months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative instrument credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express Enterprise-wide Risk Management Committee guidelines and procedures and determines the risk mitigation actions, when necessary. Credco’s derivative instruments are classified in Level 2 of the fair value hierarchy. See further discussion in Note 8 to Credco’s Consolidated Financial Statements.

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

See further details on total year-end stated rates on debt and maturities in Note 6 to the Consolidated Financial Statements.

Credco regularly seeks to expand the capacity and diversity of its funding sources. In August 2008, Credco commenced an InterNotes® program that offers retail investors the opportunity to make unsecured medium- and long-term fixed income investments in Credco. Credco raised over $408 million of funding under this program through December 31, 2008.

Credco also has the ability to issue debt securities under shelf registrations filed with the SEC. The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. During 2008, Credco issued $5.8 billion of fixed and floating rate long-term debt securities with maturities ranging from two to seven years, from its U.S. shelf registration. At December 31, 2008, Credco had $13.0 billion of debt securities outstanding, issued under the SEC registration statements.

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

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	Credco		American Express	(b)

2008	1.62	(a)	1.96
2007	1.38	(a)	2.24
2006	1.44		2.54

(a) The ratio of earnings to fixed charges for Credco has been restated for the effect of the correction of the errors in accounting as discussed in “Explanatory Note”.

(b) The ratio of earnings to fixed charges for American Express have not been restated. The impact of the incorrect accounting was not material to American Express in any of the quarterly or annual periods in which it occurred.

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

Credco’s consolidated net income rose 19 percent to $864 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The year-over-year increase was primarily due to a decrease in interest expense, provisions for losses, net of recoveries and loan service fees and an increase in interest income earned on loans to affiliates, partially offset by a decrease in discount revenue earned from purchased cardmember receivables and loans, and a decrease in interest income from investments. A portion of the increase in net income was also due to the year-over-year increase in other revenues for the reasons described below.

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

Other Revenues

Other revenues increased from $16 million for the year ended 2007 to $203 million for the year ended 2008, from $5 million for the nine months ended September 2007 to $40 million for the same period in 2008, from $5 million for the six months ended June 2007 to $10 million for the same period in 2008, with all variations primarily as a result of the change in value of foreign exchange forward contracts. Other revenues for the three months ended March 31, 2007 were $4 million as compared to nil for the same period in 2008.

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

Income Taxes

Credco’s effective tax rate for the years ended December 31, 2008, 2007 and 2006, was 13.3 percent, 7.6 percent and 13.2 percent, respectively. The effective tax rate was higher in 2008 as compared to 2007 primarily due to the attribution and change in the geographic mix of pretax income among various jurisdictions. The effective tax rate was lower in 2007 as compared to 2006 primarily as a result of an increase in the benefits related to its ongoing funding activities outside the United States.

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

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk consists primarily of interest rate risk and foreign exchange risk. Market risk exposures are monitored and managed by various risk committees, American Express’ Treasury Department as well as by Credco’s management. Credco operates under American Express Board approved policies related to market risk management and the use of derivative financial instruments. With respect to derivative financial instruments, the value of such instruments is derived from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk and related asset liability management strategy and processes. See Note 8 to the Consolidated Financial Statements for additional discussion of Credco’s derivative financial instruments.

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

The following discussion includes sensitivity analysis of interest rate and foreign currency risk and estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year’s earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent strengthening of the U.S. dollar versus all other currencies. Computations of the prospective effects of hypothetical interest rate and foreign exchange rate changes are based on numerous assumptions, including relative levels of market interest rates and foreign exchange rates, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occur, including revising the discount rate applicable to purchases of new receivables. As a result, actual earnings consequences will differ from those quantified. The detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $36million based on the 2008 year-end positions. This effect, which is calculated using a static asset/liability gapping model, is primarily a function of the extent of variable rate funding of charge card and fixed rate lending products, to the degree that interest rate exposure is not managed by derivative financial instruments. From a foreign exchange risk perspective, based on the years ended 2008 and 2007 foreign exchange positions, the effect on Credco’s earnings of the hypothetical 10 percent strengthening of the U.S. dollar would be approximately $47 million and $63 million, respectively.

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

Selected quarterly financial data. See Note 15 to the Consolidated Financial Statements appearing herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES

The following has been amended to reflect the restatement of Credco’s consolidated financial statements as discussed further in “Explanatory Note” and in Note 1 to the Consolidated Financial Statements.

Credco maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by Credco in its Exchange Act reports is accumulated and communicated to Credco’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act defined above) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were not effective as of December 31, 2008 due to the material weakness identified and described below.

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

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2008. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls — Integrated Framework. Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2008, Credco’s internal control over financial reporting was not effective because of the material weakness described below. Accordingly, management has restated its report on internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in “Explanatory Note,” Credco identified an error in its accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In the course of preparing the financial statements for the third quarter of 2009, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustment account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007. Following a review of its controls and processes, Credco’s management has determined that it did not maintain effective controls over processes to accurately record or monitor certain of its net investments in consolidated foreign subsidiaries with similar funding structures. This deficiency resulted in restatements of the financial statements for the fiscal years ended December 31, 2008 and 2007, including each of the quarterly periods in fiscal year 2008 and the third and fourth quarters in fiscal year 2007, and for the first and second quarters in 2009. Accordingly, Credco’s management concluded that this deficiency constitutes a material weakness.

Because Credco is not an accelerated filer under applicable SEC rules, this annual report does not include an attestation report of PricewaterhouseCoopers LLP, Credco’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Credco’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Credco to provide only management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-K, this Management’s Report on Internal Control Over Financial Reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Remediation Steps to Address Material Weakness in Internal Controls

Credco has reviewed its processes and controls for recording and monitoring its net investment in foreign consolidated subsidiaries and has determined that the error was limited to a discrete number of similar transactions (specifically three funding structures related to its net investment in consolidated foreign subsidiaries). Credco has performed a detailed review of each of these net investment funding structures and has determined there have been no other errors in accounting. Credco has also enhanced its controls with respect to recording and monitoring funding structures related to its net investment in consolidated foreign subsidiaries to prevent future errors in accounting from occurring. Based on the actions taken, Credco believes that, as of the date of this Form 10-K/A, the potential risk of a material misstatement related to the accounting for net investments in consolidated foreign subsidiaries for these three funding structures is remote. In addition, management is performing additional actions to remediate the material weakness including the continued evaluation of the effectiveness of its internal control over financial reporting on an ongoing basis, and will take further actions as appropriate.

To address the material weakness Credco performed additional analysis and other procedures in connection with the preparation of the financial statements included in this Form 10-K/A. Accordingly, management believes that the consolidated financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes to Credco’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008 that would have a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

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

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm is subject to the specific pre-approval of the Audit Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit Committee in accordance with pre-approval procedures established by the Audit Committee. All such services provided by Credco’s independent registered public accounting firm have been pre-approved. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit Committee of American Express prior to the beginning of any services.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE:	November 16, 2009	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

DATE:	November 16, 2009	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer and Director

DATE:	November 16, 2009	By	/s/ Lawrence A. Belmonte

Lawrence A. Belmonte
Vice President and Chief Accounting Officer

DATE:	November 16, 2009	By	/s/ Anderson Y. Lee

Anderson Y. Lee
Chief Financial Officer and Director

DATE:	November 16, 2009	By	/s/ Peter C. Sisti

Peter C. Sisti
Director

AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15 (a))

Page Number

Financial Statements:

Report of Independent Registered Public Accounting Firm	F – 2

Consolidated Statements of Income	F – 3

Consolidated Balance Sheets	F – 4

Consolidated Statements of Cash Flows	F – 5

Consolidated Statements of Shareholder’s Equity	F – 6

Notes to Consolidated Financial Statements	F – 7 to F – 36

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2008 and 2007 and for each of the two years in the period ended December 31, 2008 for the correction of an error.

PricewaterhouseCoopers LLP
New York, New York

March 30, 2009, except for the effects of the restatement described in Note 1 to the consolidated financial statements, as to which the date is November 16, 2009

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions)	2008 Restated	2007 Restated	2006

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$2,191	$2,873	$2,223
Interest income from affiliates	744	650	523
Interest income from investments	247	278	218
Finance revenue	48	53	47
Other	203	16	6

Total revenues	3,433	3,870	3,017

Expenses

Provisions for losses, net of recoveries	641	842	589
Interest expense	1,363	1,612	1,281
Interest expense to affiliates	255	434	333
Service fees to affiliates	173	192	93
Other	5	5	4

Total expenses	2,437	3,085	2,300

Pretax income	996	785	717
Income tax provision	132	60	95

Net income	$864	$725	$622

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, (Millions, except share data)	2008 Restated	2007 Restated

Assets

Cash and cash equivalents	$8,855	$2,925
Cardmember receivables, less reserves: 2008, $204; 2007, $831	10,655	25,402
Cardmember loans, less reserves: 2008, $14; 2007, $10	484	393
Loans to affiliates	11,726	11,201
Investment securities	3,084	2,074
Investment securities restricted	—	970
Deferred charges and other assets	801	409
Due from affiliates	3,660	2,469

Total assets	$39,265	$45,843

Liabilities and Shareholder’s Equity

Short-term debt	$7,367	$11,093
Short-term debt to affiliates	8,317	8,682
Current portion of long-term debt	5,201	7,411
Long-term debt	14,809	14,872

Total debt	35,694	42,058
Accrued interest and other liabilities	538	341

Total liabilities	36,232	42,399

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,446	3,162
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax: 2008, $(15); 2007, $(15)	28	28
Net unrealized derivatives losses, net of tax: 2008, $19; 2007, $16	(35)	(30)
Foreign currency translation adjustments, net of tax: 2008, $13; 2007, $(8)	(568)	122

Total accumulated other comprehensive (loss) income	(575)	120

Total shareholder’s equity	3,033	3,444

Total liabilities and shareholder’s equity	$39,265	$45,843

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (Millions)	2008	2007	2006

Cash Flows from Operating Activities
Net income (restated)	$864	$725	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	785	1,017	747
Amortization and other	2	10	9
Deferred taxes	212	(46)	(6)
Changes in operating assets and liabilities:
Due from affiliates	(258)	2	39
Other operating assets and liabilities (restated)	450	(103)	259

Net cash provided by operating activities	2,055	1,605	1,670

Cash Flows from Investing Activities
Net decrease (increase) in cardmember receivables and loans (restated)	13,543	394	(3,556)
Purchase of investments	(2,637)	—	(3,012)
Maturity of investments	600	—	3,019
Sales of investments	1,994	—	—
Net increase in loans to affiliates	(2,791)	(638)	(570)
Net increase in due from affiliates (restated)	(1,035)	(2,377)	(1,154)

Net cash provided by (used in) investing activities	9,674	(2,621)	(5,273)

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt to affiliates	(365)	(904)	1,542
Net (decrease) increase in short-term debt	(3,726)	5,210	(2,060)
Issuance of long-term debt	6,265	3,536	9,021
Redemption of long-term debt	(7,388)	(3,888)	(4,714)
Dividends paid	(580)	(750)	(500)

Net cash (used in) provided by financing activities	(5,794)	3,204	3,289

Effect on exchange rate changes on cash and cash equivalents	(5)	—	—
Net increase (decrease) in cash and cash equivalents	5,930	2,188	(314)
Cash and cash equivalents at beginning of year	2,925	737	1,051

Cash and cash equivalents at end of year	$8,855	$2,925	$737

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, (Millions)	Total	Common Stock	Capital Surplus	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings

Balances at December 31, 2005	$3,270	$1	$161	$28	$3,080

Comprehensive income:
Net income	622				622
Change in net unrealized securities gains	21			21
Change in net unrealized derivatives gains	22			22
Derivatives gains reclassified to earnings	(69)			(69)
Foreign currency translation adjustments	55			55

Total comprehensive income	651
Post retirement benefit adjustment	(2)			(2)
Cash dividends paid	(500)				(500)

Balances at December 31, 2006	3,419	1	161	55	3,202

Comprehensive income:
Net income (restated)	725				725
Change in net unrealized securities gains	23			23
Change in net unrealized derivatives losses	(26)			(26)
Derivatives gains reclassified to earnings	(14)			(14)
Foreign currency translation adjustments (restated)	80			80

Total comprehensive income (restated)	788
Post retirement benefit adjustment	2			2
Adoption of FIN 48	(15)				(15)
Cash dividends paid	(750)				(750)

Balances at December 31, 2007 (restated)	3,444	1	161	120	3,162

Comprehensive income:
Net income (restated)	864				864
Change in net unrealized securities gains	—			—
Change in net unrealized derivatives losses	(77)			(77)
Derivatives losses reclassified to earnings	72			72
Foreign currency translation adjustments (restated)	(690)			(690)

Total comprehensive income (restated)	169
Cash dividends paid	(580)				(580)

Balances at December 31, 2008 (restated)	$3,033	$1	$161	$(575)	$3,446

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Restated Financial Results

American Express Credit Corporation (Credco) is amending its Annual Report on Form 10-K for the year ended December 31, 2008 in order to reflect the restatement of its Consolidated Financial Statements and amendments to related disclosures as of and for the years ended December 31, 2008 and 2007. Credco is also restating as part of this Form 10-K/A certain financial and other quarterly information previously issued in its Quarterly Reports on Form 10-Q for 2008 and 2007; accordingly Form 10-Q/As for the affected periods of 2008 and 2007 will not be filed. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effects of the restatement adjustments.

The restatement is the result of the correction of a non-cash error in the accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In the course of preparing the financial statements for the third quarter of 2009, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007.

The restatement also includes the impact of (i) certain other unrelated immaterial errors primarily impacting income tax provision in Credco’s Consolidated Statements of Income and (ii) the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates in Credco’s Consolidated Balance Sheets.

Certain disclosures in Notes 2, 3, 10, 13, 14 and 15 have been restated consistent with the Consolidated Financial Statements.

The following tables set forth the effects of the restatement adjustments on affected line items within Credco’s previously reported Consolidated Statements of Income for the years ended December 31, 2008 and 2007, Consolidated Balance Sheets as of December 31, 2008 and 2007, and Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2008 and 2007. Refer to Note 15 – Quarterly Financial Data (Unaudited) for restated quarterly financial information.

CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2008		December 31, 2007

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Other revenues	$20	$203	$8	$16
Total revenues	$3,250	$3,433	$3,862	$3,870
Pretax income	$813	$996	$777	$785
Income tax provision	$68	$132	$57	$60
Net income	$745	$864	$720	$725

CONSOLIDATED BALANCE SHEETS

	December 31, 2008		December 31, 2007

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Cardmember receivables	$10,655	$10,655	$25,504	$25,402
Due from affiliates	$3,660	$3,660	$2,367	$2,469
Accrued interest and other liabilities	$473	$538	$339	$341
Total liabilities	$36,167	$36,232	$42,397	$42,399
Retained earnings	$3,322	$3,446	$3,157	$3,162
Foreign currency translation adjustments, net of tax	$(379)	$(568)	$129	$122
Total accumulated other comprehensive (loss) income	$(386)	$(575)	$127	$120
Total shareholder’s equity	$3,098	$3,033	$3,446	$3,444

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Millions)	As Previously Reported	Restated

Net income for year ended December 31, 2007	$720	$725
Foreign currency translation adjustments	$87	$80
Total comprehensive income	$790	$788
Balances at December 31, 2007	$3,446	$3,444

Net income for year ended December 31,2008	$745	$864
Foreign currency translation adjustments	$(508)	$(690)
Total comprehensive income	$232	$169
Balances at December 31, 2008	$3,098	$3,033

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

Credco, together with its subsidiaries, is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express).

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

In October 2008, American Express moved to increase its flexibility in funding U.S. consumer and small business charge card receivables by amending the receivables purchase agreements between Credco and each of American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB), (together, the Banks). The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility to continue to sell the receivables to Credco or to retain the receivables and fund them from their own sources. These amendments will allow American Express to shift, from time-to-time, the funding of those receivables from Credco to the Banks. Credco, which raises funds for the purpose of buying receivables principally through the sale of commercial paper, including through the Commercial Paper Funding Facility (CPFF) as well as medium- and long-term debt securities, can transfer proceeds of its funding activities in excess of its needs broadly to other subsidiaries of American Express, including to the Banks. The new arrangements between Credco and the Banks will have no impact on Credco’s funding of United States corporate charge card receivables and charge card receivables outside the U.S.

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

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses resulting from the remeasurement of assets and liabilities denominated in a non-functional currency net of related hedges are reported net in other revenue or other expense, depending on the nature of the activity, in Credco’s Consolidated Statements of Income. Net non-functional currency transaction gains (losses) were immaterial for the years ended 2008, 2007 and 2006.

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

Net investment hedges in foreign operations

A net investment hedge in foreign operations is a derivative used to hedge future changes in currency exposure of a net investment in a foreign operation. For derivative financial instruments that qualify as net investment hedges in foreign operations, the effective portions of financial instruments that qualify as net investment hedges are recorded in accumulated other comprehensive (loss) income as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other revenues during the period of change.

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

Derivative financial instruments that qualify for hedge accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such when Credco enters into the contract. For all derivative financial instruments that are designated for hedging activities, Credco formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. Credco formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. These assessments usually are made through the application of the dollar-offset method. Credco does not apply the “short cut” method of hedge accounting to any transactions. In accordance with its risk management policies, Credco generally structures its hedges with very similar terms to the hedged items. When applying the accounting requirements, Credco recognizes ineffectiveness through earnings. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

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

•

Pricing Models with Significant Observable Inputs - The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Circumstances when adjustments to market quoted prices may be appropriate include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2) Credco’s investment securities and derivatives are classified within Level 2 of the fair value hierarchy. Refer to Notes 4 and 8.

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

Note 3 Cardmember Receivables and Loans

For the year ended December 31, Credco purchased the following:

(Billions)	2008	2007

Cardmember receivables	$239.4	$291.7
Cardmember loans	$2.2	$1.7

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2008	2007	2006

Reserve for losses:
Balance at beginning of year	$841	$749	$686
Additions:
Provisions for losses (a)	641	842	589
Other credits (b)	46	14	11
Deductions:
Accounts written-off (a) (c)	1,204	666	532
Other charges (d)	106	98	5

Balance at end of year	$218	$841	$749

Reserve for losses as a % of gross cardmember receivables and loans owned at year-end (restated)	1.9%	3.2%	2.7%

(a)	Includes recoveries on accounts previously written-off of $144 million, $175 million, and $158 million in 2008, 2007 and 2006, respectively.

(b)	Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

(c)	The net write-offs for 2008 include approximately $257 million resulting from the 180 day write-off methodology change discussed previously.

(d)	Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates.

Note 4 Investment Securities

The following is a summary of investment securities all of which are classified as available-for-sale at December 31:

	2008				2007

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies obligations	$3,040	$44	$—	$3,084	$2,048	$26	$—	$2,074
U.S. Government and agencies obligations – restricted(a)	—	—	—	—	953	17	—	970

Total(b)	$3,040	$44	$—	$3,084	$3,001	$43	$—	$3,044

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

Note 5 Short-Term Debt

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

Note 6 Long-Term Debt

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

(a)

The outstanding balance reflects the impact of fair value hedge accounting whereby certain fixed rate notes have been swapped to floating rate through the use of interest swaps and are marked to market, as is the associated swap that is reported as a derivative asset or liability. In 2008 and 2007, the effect of these adjustments was $410 million and $30 million, respectively. Refer to Note 8 for more details on Credco’s treatment of fair value hedges.

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

Note 7 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 8 Derivatives and Hedging Activities

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

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco designates foreign currency derivatives, primarily forward agreements, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portions of financial instruments that qualify as net investment hedges are recorded in accumulated other comprehensive (loss) income as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other revenues during the period of change.

Derivatives not Designated as Hedges

Credco has derivatives that act as economic hedges and that either do not qualify or are not designated for hedge accounting treatment. Foreign currency transactions and non-U.S. dollar cash flow exposures may from time to time be partially or fully economically hedged through foreign currency contracts, primarily forward contracts, foreign currency options, and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. For Credco’s economic hedges, the changes in the fair value of the derivative instrument significantly offset within the Consolidated Statements of Income, the related foreign exchange gains or losses on the underlying hedged exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

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

Note 9 Variable Interest Entities

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

Note 10 Transactions with Affiliates

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

At December 31, 2008 and 2007, CRC owned approximately $2.4 billion and $5.7 billion, respectively, of participation interests purchased from RFC V.

Other transactions with American Express and its subsidiaries as of and for the years ended December 31 were as follows:

December 31, (Millions)	2008	2007		2006

Cash and cash equivalents maintained with affiliates	$—	$4		$5
Maximum month-end level of cash and cash equivalents during the year	2	9		145
Loans to affiliates	11,726	11,201		9,691
Due from affiliates	3,660	2,469	(b)	94	(b)
Maximum month-end level of loans to affiliates during the year	14,046	11,346		9,691
Short-term debt to affiliates	8,317	8,682		9,586
Maximum month-end level of borrowings during the year	12,583	10,139		9,719
Interest income from affiliates	744	650		523
Other income from affiliates	8	8		6
Interest expense to affiliates	255	434		333
Service fees to affiliates(a)	173	192		93

(a)	Fees paid to affiliates for related servicing of receivables purchased.

(b)	The Consolidated Balance Sheets reflect the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates.

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

Note 11 Fair Values of Financial Instruments

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

Investments

Investments are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulative other comprehensive (loss) income. The recognized gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value is other-than-temporary. See Note 4 for carrying and fair value information regarding investments.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets based upon the nature of the derivative. See Note 8 for fair value information regarding derivative financial instruments.

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

Note 12 Significant Credit Concentrations

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

Note 13 Income Taxes

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

The components of income tax expense included in Credco’s Consolidated Statements of Income and Shareholder’s Equity were as follows:

(Millions)	2008	2007	2006

	Restated	Restated

Current income tax (benefit) expense:
U.S. federal	$(148)	$84	$94
U.S. state & local	13	1	—
Non-U.S.	55	21	7

Total current income tax (benefit) expense	(80)	106	101

Deferred income tax expense (benefit):
U.S. federal	217	(46)	(6)
Non-U.S.	(5)	—	—

Total deferred income tax expense (benefit)	212	(46)	(6)

Total income tax expense	$132	$60	$95

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for 2008, 2007 and 2006 was as follows:

	2008	2007	2006

	Restated	Restated

Combined tax at U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) in taxes resulting from:
State and Local income taxes	0.9	—	—
Non-U.S. subsidiaries earnings	(22.6)	(27.4)	(21.8)

Actual tax rates	13.3%	7.6%	13.2%

The following table presents changes in the unrecognized tax benefits:

(Millions)	2008	2007

Balance, January 1	$55	$44
Increases for tax positions related to the current year	2	10
Increases for tax positions related to prior years	8	1
Decrease for tax positions related to prior years	(2)	—

Balance, December 31	$63	$55

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

Current federal taxes due to/from affiliates included current federal taxes receivable from TRS of $108 million at December 31, 2008, and current federal taxes receivable of $3 million at December 31, 2007.

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

Note 14 Geographic Regions

Credco is principally engaged in the business of purchasing and financing cardmember receivables and loans arising from the use of the American Express card in the United States and foreign locations. The following presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2008	2007	2006

	Restated	Restated

Revenues
United States	$2,136	$2,749	$2,140
International	1,297	1,121	877

Consolidated	$3,433	$3,870	$3,017

Pretax income
United States	$560	$610	$607
International	436	175	110

Consolidated	$996	$785	$717

Note 15 Quarterly Financial Data (Unaudited)

	2008				2007

Quarters Ended, (Millions)	12/31 Restated	9/30 Restated	6/30 Restated	3/31 Restated	12/31 Restated	9/30 Restated	6/30	3/31

Revenues	$742	$890	$872	$929	$1,065	$989	$923	$893
Pretax income	284	242	301	169	155	208	227	195
Net income	239	216	257	152	163	189	201	172

The following tables set forth Credco’s Consolidated Statements of Income quarterly financial data for 2008 and 2007, including the effects of the restatement described in Note 1. No restatement adjustments were required for the three months and six months ended June 30, 2007 or the three months ended March 31, 2007.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$373	$373	$785	$785
Interest income from affiliates	161	161	179	179
Interest income from investments	28	28	75	75
Finance revenue	17	17	15	15
Other	27	163	—	11

Total revenues	606	742	1,054	1,065

Expenses

Provisions for losses, net of recoveries	93	93	334	334
Interest expense	302	302	415	415
Interest expense to affiliates	40	40	109	109
Service fees to affiliates	21	21	51	51
Other	2	2	1	1

Total expenses	458	458	910	910

Pretax income	148	284	144	155
Income tax (benefit) provision	(1)	45	(12)	(8)

Net income	$149	$239	$156	$163

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$569	$569	$735	$735	$1,818	$1,818	$2,088	$2,088
Interest income from affiliates	201	201	168	168	583	583	471	471
Interest income from investments	76	76	73	73	219	219	203	203
Finance revenue	14	14	13	13	31	31	38	38
Other	(11)	30	3	—	(7)	40	8	5

Total revenues	849	890	992	989	2,644	2,691	2,808	2,805

Expenses

Provisions for losses, net of recoveries	192	192	194	194	548	548	508	508
Interest expense	345	345	426	426	1,061	1,061	1,197	1,197
Interest expense to affiliates	60	60	110	110	215	215	325	325
Service fees to affiliates	50	50	49	49	152	152	141	141
Other	1	1	2	2	3	3	4	4

Total expenses	648	648	781	781	1,979	1,979	2,175	2,175

Pretax income	201	242	211	208	665	712	633	630
Income tax provision	12	26	20	19	69	87	69	68

Net income	$189	$216	$191	$189	$596	$625	$564	$562

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$595	$595	$1,249	$1,249
Interest income from affiliates	194	194	382	382
Interest income from investments	71	71	143	143
Finance revenue	2	2	17	17
Other	3	10	4	10

Total revenues	865	872	1,795	1,801

Expenses

Provisions for losses, net of recoveries	108	108	356	356
Interest expense	339	339	716	716
Interest expense to affiliates	72	72	155	155
Service fees to affiliates	51	51	102	102
Other	1	1	2	2

Total expenses	571	571	1,331	1,331

Pretax income	294	301	464	470
Income tax provision	41	44	57	61

Net income	$253	$257	$407	$409

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31, 2008

(Millions)	As Previously Reported	Restated

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$654	$654
Interest income from affiliates	188	188
Interest income from investments	72	72
Finance revenue	15	15
Other	1	—

Total revenues	930	929

Expenses

Provisions for losses, net of recoveries	248	248
Interest expense	377	377
Interest expense to affiliates	83	83
Service fees to affiliates	51	51
Other	1	1

Total expenses	760	760

Pretax income	170	169

Income tax provision	16	17

Net income	$154	$152

The following tables set forth Credco’s Consolidated Balance Sheets quarterly financial data for 2008 and 2007, including the effects of the restatement described in Note 1.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008		September 30, 2007

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Assets

Cash and cash equivalents	$4,789	$4,789	$2,917	$2,917
Cardmember receivables, less reserves	22,170	21,955	26,109	26,023
Cardmember loans, less reserves	444	444	371	371
Loans to affiliates	11,269	11,269	10,959	10,959
Investment securities	2,127	2,127	2,029	2,029
Investment securities restricted	899	899	999	999
Deferred charges and other assets	832	832	372	372
Due from affiliates	2,418	2,633	1,314	1,400

Total assets	$44,948	$44,948	$45,070	$45,070

Liabilities and Shareholder’s Equity

Short-term debt	$9,388	$9,388	$9,225	$9,225
Short-term debt to affiliates	8,692	8,692	8,741	8,741
Current portion of long-term debt	6,229	6,229	—	—
Long-term debt	16,444	16,444	23,108	23,108
Total debt	40,753	40,753	41,074	41,074
Accrued interest and other liabilities	555	575	383	382

Total liabilities	41,308	41,328	41,457	41,456

Shareholder’s Equity

Common stock	1	1	1	1
Capital surplus	161	161	161	161
Retained earnings	3,493	3,527	3,301	3,299
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax	15	15	16	16
Net unrealized derivatives losses, net of tax	(14)	(14)	(3)	(3)
Foreign currency translation adjustments, net of tax	(16)	(70)	137	140

Total accumulated other comprehensive (loss) income	(15)	(69)	150	153

Total shareholder’s equity	3,640	3,620	3,613	3,614

Total liabilities and shareholder’s equity	$44,948	$44,948	$45,070	$45,070

CONSOLIDATED BALANCE SHEETS

	June 30, 2008		June 30, 2007

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Assets

Cash and cash equivalents	$5,049	$5,049	$1,922	$1,922
Cardmember receivables, less reserves	24,525	24,362	26,827	26,750
Cardmember loans, less reserves	377	377	357	357
Loans to affiliates	11,640	11,640	10,178	10,178
Investment securities	2,574	2,574	1,789	1,789
Investment securities restricted	467	467	1,211	1,211
Deferred charges and other assets	441	441	343	343
Due from affiliates	1,927	2,090	103	180

Total assets	$47,000	$47,000	$42,730	$42,730

Liabilities and Shareholder’s Equity

Short-term debt	$12,768	$12,768	$8,001	$8,001
Short-term debt to affiliates	8,139	8,139	7,941	7,941
Current portion of long-term debt	5,539	5,539	—	—
Long-term debt	16,323	16,323	22,819	22,819

Total debt	42,769	42,769	38,761	38,761
Accrued interest and other liabilities	539	545	427	427

Total liabilities	43,308	43,314	39,188	39,188

Shareholder’s Equity

Common stock	1	1	1	1
Capital surplus	161	161	161	161
Retained earnings	3,354	3,361	3,260	3,260
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax	30	30	(3)	(3)
Net unrealized derivatives losses, net of tax	(37)	(37)	22	22
Foreign currency translation adjustments, net of tax	183	170	101	101

Total accumulated other comprehensive income	176	163	120	120

Total shareholder’s equity	3,692	3,686	3,542	3,542

Total liabilities and shareholder’s equity	$47,000	$47,000	$42,730	$42,730

CONSOLIDATED BALANCE SHEETS

	March 31, 2008		March 31, 2007

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Assets

Cash and cash equivalents	$7,548	$7,548	$2,214	$2,214
Cardmember receivables, less reserves	23,705	23,597	24,749	24,682
Cardmember loans, less reserves	398	398	354	354
Loans to affiliates	11,633	11,633	9,602	9,602
Investment securities	2,098	2,098	2,257	2,257
Investment securities restricted	984	984	759	759
Deferred charges and other assets	475	475	360	360
Due from affiliates	4,123	4,231	—	67

Total assets	$50,964	$50,964	$40,295	$40,295

Liabilities and Shareholder’s Equity

Short-term debt	$14,639	$14,639	$5,710	$5,710
Short-term debt to affiliates	11,887	11,887	7,788	7,788
Current portion of long-term debt	6,081	6,081	—	—
Long-term debt	14,301	14,301	22,472	22,472

Total debt	46,908	46,908	35,970	35,970
Due to affiliates	—	—	474	474
Accrued interest and other liabilities	568	570	413	413

Total liabilities	47,476	47,478	36,857	36,857

Shareholder’s Equity

Common stock	1	1	1	1
Capital surplus	161	161	161	161
Retained earnings	3,186	3,189	3,209	3,209
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax	54	54	6	6
Net unrealized derivatives losses, net of tax	(76)	(76)	6	6
Foreign currency translation adjustments, net of tax	162	157	57	57
Other	—	—	(2)	(2)

Total accumulated other comprehensive income	140	135	67	67

Total shareholder’s equity	3,488	3,486	3,438	3,438

Total liabilities and shareholder’s equity	$50,964	$50,964	$40,295	$40,295

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 1, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(k) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated August 25, 2008.

4(x)

The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Centurion Bank and American Express Credit Corporation	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(c)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Bank, FSB and American Express Credit Corporation	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.