Form 10-Q/A
period 2009-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2009-11-16
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q/A

AMERICAN EXPRESS CREDIT CORPORATION

EXPLANATORY NOTE

American Express Credit Corporation (Credco) is filing this amendment to its Quarterly Report on Form 10-Q (Form 10-Q/A) for the period ended March 31, 2009 in order to reflect the restatement of its Consolidated Financial Statements and other financial information as of and for the three months ended March 31, 2009 and 2008. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effect of the restatement adjustments.

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

The effect of the error in the accounting for a net investment in a consolidated foreign subsidiary, together with the unrelated immaterial errors affecting the income tax provision, resulted in an understatement of net income for fiscal year 2008 and 2007 by $119 million (from $745 million to $864 million, as restated) and $5 million (from $720 million to $725 million, as restated), respectively. The correction of the errors resulted in an increase in our ratio of earnings to fixed charges from 1.50 to 1.62 (as restated) for fiscal year 2008 and no change to our ratio of earnings to fixed charges of 1.38 for fiscal year 2007. The effect of these errors also resulted in an overstatement of net income for the three month periods ended March 31, 2009 and March 31, 2008 by $9 million (from $144 million to $135 million, as restated) and $2 million (from $154 million to $152 million, as restated), respectively. The correction of the errors resulted in an increase in our ratio of earnings to fixed charges from 1.78 to 1.81 (as restated) for the three month period ended March 31, 2009 and no change to this ratio of 1.37 for the three month period ended March 31, 2008.

Notes 1, 4, 5 and 6 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement” included herein also contain information regarding the nature and impact of the restatement.

For the convenience of the reader, this 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than amending the disclosures relating to the restatement in the items discussed below, no attempt has generally been made in this 10-Q/A to amend or update other disclosures presented in the original 10-Q. Among other things, forward-looking statements made in the original 10-Q have not been revised to reflect events that occurred or facts that became known to Credco after the filing of the Original 10-Q, and such forward-looking statements should be read in their historical context. Accordingly this 10-Q/A should be read in conjunction with Credco’s filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the original 10-Q.

The following items of the original Form 10-Q are being amended in this Form 10-Q/A as a result of this restatement:

AMERICAN EXPRESS CREDIT CORPORATION

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 - Exhibits

As reported in American Express Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2009, American Express Company determined that the impact of the incorrect accounting was not material to its financial statements in any of the quarterly or annual periods in which it occurred. American Express Company also determined that the restatement by Credco would have no impact on, and would not require amendment of, any of American Express Company’s financial statements and related disclosures previously filed with the SEC.

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

	Restated	Restated

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$208	$654
Interest income from affiliates	114	188
Interest income from investments	32	72
Finance revenue	13	15
Other	33	—

Total revenues	400	929

Expenses

Provisions for losses, net of recoveries	48	248
Interest expense	174	377
Interest expense to affiliates	21	83
Service fees to affiliates	—	51
Other	—	1

Total expenses	243	760

Pretax income	157	169
Income tax provision	22	17

Net income	135	152
Retained earnings at beginning of period	3,446	3,162
Dividends	(75)	(125)

Retained earnings at end of period	$3,506	$3,189

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	March 31, 2009	December 31, 2008

	Restated	Restated

Assets

Cash and cash equivalents	$8,944	$8,855
Cardmember receivables, less reserves: 2009, $169; 2008, $204	8,377	10,655
Cardmember loans, less reserves: 2009, $15; 2008, $14	443	484
Loans to affiliates	8,983	11,726
Investment securities	3,066	3,084
Deferred charges and other assets	665	801
Due from affiliates	3,644	3,660

Total assets	$34,122	$39,265

Liabilities and Shareholder’s Equity

Short-term debt	$1,963	$7,367
Short-term debt to affiliates	9,390	8,317
Current portion of long-term debt	4,353	5,201
Long-term debt	14,763	14,809

Total debt	30,469	35,694
Accrued interest and other liabilities	573	538

Total liabilities	31,042	36,232

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,506	3,446
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains, net of tax: 2009, $(11); 2008, $(15)	21	28
Net unrealized derivatives losses, net of tax: 2009, $13; 2008, $19	(22)	(35)
Foreign currency translation adjustments, net of tax: 2009, $17; 2008, $13	(587)	(568)

Total accumulated other comprehensive loss	(588)	(575)

Total shareholder’s equity	3,080	3,033

Total liabilities and shareholder’s equity	$34,122	$39,265

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities
Net income (restated)	$135	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	68	290
Amortization and other	7	3
Deferred taxes	53	(9)
Changes in operating assets and liabilities:
Due from affiliates	141	(21)
Other operating assets and liabilities (restated)	265	184

Net cash provided by operating activities	669	599

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans (restated)	2,133	1,505
Purchase of investments	—	(201)
Maturities of investments	—	200
Net decrease (increase) in loans to affiliates	2,628	(165)
Net increase in due from affiliates (restated)	(125)	(1,741)

Net cash provided by (used in) investing activities	4,636	(402)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	1,074	3,205
Net (decrease) increase in short-term debt	(5,404)	3,546
Redemption of long-term debt	(808)	(2,201)
Dividends paid	(75)	(125)

Net cash (used in) provided by financing activities	(5,213)	4,425

Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net increase in cash and cash equivalents	89	4,623
Cash and cash equivalents at beginning of period	8,855	2,925

Cash and cash equivalents at end of period	$8,944	$7,548

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Restated Financial Results

American Express Credit Corporation (Credco) is filing this amendment to its Quarterly Report on Form 10-Q (Form 10-Q/A) for the period ended March 31, 2009 in order to reflect the restatement of its Consolidated Financial Statements and other financial information as of and for the three months ended March 31, 2009 and 2008. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effects of the restatement adjustment.

The restatement is the result of the correction of a non-cash error in the accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In the course of preparing the financial statements for the third quarter of 2009, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of September 2007.

The restatement also includes the impact of (i) certain other unrelated immaterial errors primarily impacting income tax provision in Credco’s Consolidated Statements of Income and (ii) the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates in Credco’s Consolidated Balance Sheets.

Certain disclosures in Notes 4, 5 and 6 have been restated consistent with the Consolidated Financial Statements.

The following tables set forth the effects of the restatement adjustments on affected line items with Credco’s previously reported Consolidated Statements of Income for the three months ended March 31, 2009 and 2008, and the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

CONSOLIDATED STATEMENTS OF INCOME

	March 31, 2009		March 31, 2008

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Other revenues	$28	$33	$1	$—
Total revenues	$395	$400	$930	$929
Pretax income	$152	$157	$170	$169
Income tax provision	$8	$22	$16	$17
Net income	$144	$135	$154	$152

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2009		December 31, 2008
(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Accrued interest and other liabilities	$493	$573	$473	$538
Total liabilities	$30,962	$31,042	$36,167	$36,232
Retained earnings	$3,391	$3,506	$3,322	$3,446
Foreign currency translation adjustments, net of tax	$(392)	$(587)	$(379)	$(568)

Total accumulated other comprehensive loss	$(393)	$(588)	$(386)	$(575)
Total shareholder’s equity	$3,160	$3,080	$3,098	$3,033

2.	Basis of Presentation

Credco together with its subsidiaries is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express).

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in Amendment No. 1 to the Annual Report on Form 10-K/A (Form 10-K/A) of Credco for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

3.	Investment Securities

The following is a summary of investment securities at March 31, 2009 and December 31, 2008:

Available-for-Sale	2009				2008

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency obligations	$3,034	$32	$—	$3,066	$3,040	$44	$—	$3,084

Total(a)	$3,034	$32	$—	$3,066	$3,040	$44	$—	$3,084

(a)	Total investment securities include $2.7 billion of senior debentures issued by Government Sponsored Enterprises (Fannie Mae and Freddie Mac) at March 31, 2009 and December 31, 2008.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

4.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended March 31,
(Millions)	2009	2008

	Restated	Restated

Net income	$135	$152
Other comprehensive income (loss):
Net unrealized securities (losses) gains	(7)	26
Net unrealized derivatives gains (losses)	13	(46)
Foreign currency translation adjustments (a)	(19)	35

Total	$122	$167

(a) See further discussion in Note 1 regarding the basis of the restatement of these amounts.

5.	Derivatives and Hedging Activities

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of fair value hedges on the consolidated financial statements for the quarters ended March 31:

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

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco designates foreign currency derivatives, primarily forward agreements, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portions of financial instruments that qualify as net investment hedges are recorded in accumulated other comprehensive (loss) income part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other revenues during the period of change.

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

The following table summarizes the impact of derivatives not designated as hedges on the consolidated financial statements for the quarters ended March 31:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

			Restated
Derivatives not designated as hedges Foreign exchange contracts	Interest expense	$3	$4
	Other revenues	(33)	12

Total		$(30)	$16

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Income Taxes

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

Credco’s effective tax rate was 14 percent for the three months ended March 31, 2009, compared with 13 percent for the full year 2008.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in “Explanatory Note” to this Form 10-Q/A and in Note 1 to the Consolidated Financial Statements, American Express Credit Corporation (Credco) is restating its Consolidated Financial Statements and other financial information as of and for the three months ended March 31, 2009 and 2008. The restatement has no effect on Credco’s net cash flow provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effects of the restatements adjustments.

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

Notes 1, 4, 5 and 6 to the Consolidated Financial Statements included herein also contain information regarding the nature and impact of the restatement.

The following tables set forth the effects of the restatement adjustments on the Ratio of Earnings to Fixed Charges for the years ended December 31, 2008 and 2007, and for the quarter ended March 31, 2009.

RATIO OF EARNINGS TO FIXED CHARGES

(Millions)	As Previously Reported	Restated

2007	1.38	1.38
2008	1.50	1.62
March 31, 2009	1.78	1.81

Overview

Credco, together with its subsidiaries is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express Company (American Express). Credco is primarily engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card, and other American Express Cards issued in the United States and in designated currencies outside the United States. Credco also finances certain interest-bearing and discounted revolving

AMERICAN EXPRESS CREDIT CORPORATION

loans comprised of American Express credit cards and Sign & Travel®, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

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

AMERICAN EXPRESS CREDIT CORPORATION

Results of Operations for the three months ended March 31, 2009 and 2008

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense, and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased 11 percent to $135 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The year-over-year decrease was primarily due to a decrease in discount revenue earned from a smaller base of purchased cardmember receivables and loans, interest income earned on loans to affiliates, and interest income from investments, partially offset by a decrease in interest expense and provisions for losses, net of recoveries.

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION

Income Taxes

Credco’s effective tax rate for the three months ended March 31, 2009, was 14 percent compared with 10 percent for the three month period ended March 31, 2008. The effective tax rate was higher for the three months ended March 31, 2009, as compared to 2008 primarily due to the change in the geographic mix of pretax income and the impact of revisions of certain prior year estimated tax liabilities.

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

The following table summarizes selected information related to the cardmember receivables portfolio:

As of and for three months ended (Millions, except percentages)	March 31, 2009	December 31, 2008	March 31, 2008 Restated

Total cardmember receivables	$8,546	$10,859	$24,477
Loss reserves	$169	$204	$880
as a % of receivables (a)	2.0%	1.9%	3.6%
Average life of cardmember receivables (in days) (b)	30	32	34

Cardmember receivables – 180 day write-off (a)	$1,613	$2,444	N/A
30 days past due as a % of total	2.9%	2.6%	N/A
Average receivables	$2,020	$11,413	N/A
Write-offs, net of recoveries	$20	$323	N/A
Net write-off rate (a)	4.0%	28.4%	N/A

Cardmember receivables – 360 day write-off	$6,933	$8,415	$24,477
90 days past due as a % of total	2.7%	2.8%	4.4%
Write-offs, net of recoveries	$50	$38	$191
Net write-off rate (c)	0.23%	0.13%	0.29%

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

Cardmember receivables owned at March 31, 2009, decreased approximately $2.3 billion from December 31, 2008, as a result of a reduction in cardmember receivables purchased due to expected seasonal changes in cardmember spending, and to a lesser extent, the wind down of receivables purchased from Amex Bank of Canada.

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

AMERICAN EXPRESS CREDIT CORPORATION

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

Funding Strategy

Credco seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations and cost-effectively finance current and future asset growth as well as to maintain a strong liquidity profile. Diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity, or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency while maintaining both diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at March 31, 2009, as follows:

(Billions)	Total	American Express	Credco

Committed (a)	$10.4	$1.3	$9.1 (b	)
Outstanding	$2.5	$—	$2.5

(a)	Included is $2.5 billion outstanding related to the Australian facility.

(b)	Credco has the right to borrow a maximum amount of $10.4 billion with a commensurate maximum $1.3 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.6
2012	5.9

Total	$10.4

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.81 for the three months ended March 31, 2009. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2009 was 1.94.

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

AMERICAN EXPRESS CREDIT CORPORATION

Forward-Looking Statements

Various statements have been made in this Amendment No. 1 to the Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 2 to the Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

Item 4. CONTROLS AND PROCEDURES

The following has been amended to reflect the restatement of Credco’s Consolidated Financial Statements as discussed further in the “Explanatory Note” and in Note 1 to the Consolidated Financial Statements.

Evaluation of Disclosure Controls and Procedures

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were not effective as of March 31, 2009 due to the material weakness identified and described below.

As described in “Explanatory Note” herein, Credco identified an error in its accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In the course of preparing the financial statements for the third quarter of 2009, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007. Following a review of its controls and processes, Credco’s management has determined that it did not maintain effective controls over processes to accurately record or monitor certain of its net investments in consolidated foreign subsidiaries with similar funding structures. This deficiency resulted in an error that was not prevented or detected on a timely basis and resulted in restatements of the financial statements for the fiscal years ended December 31, 2008 and 2007, including each of the quarterly periods in fiscal year 2008 and the third and fourth quarters in fiscal year 2007, and for the first and second quarters in 2009. Accordingly, Credco’s management concluded that this deficiency constitutes a material weakness.

Remediation Steps to Address Material Weakness in Internal Controls

Credco has reviewed its processes and controls for recording and monitoring net investments in foreign consolidated subsidiaries and has determined that the error was limited to a discrete number of similar transactions (specifically three funding structures related to net investments in consolidated foreign subsidiaries). Credco has performed a detailed review of each of these net investment funding structures and has determined there have been no other errors in accounting. Credco has also enhanced its controls with respect to recording and monitoring funding structures related to net investments in consolidated foreign subsidiaries to prevent future errors in accounting from occurring.

Based on the actions taken, Credco believes that, as of the date of this Form 10-Q/A, the potential risk of a material misstatement related to the accounting for net investments in consolidated foreign subsidiaries for these three funding structures is remote. In addition, management is performing additional actions to remediate the material weakness including the continued evaluation of the effectiveness of its internal control over financial reporting on an ongoing basis, and will take further actions as appropriate.

To address the material weakness, Credco performed additional analysis and other procedures in connection with the preparation of the financial statements included in this Form 10-Q/A. Accordingly, management believes that the Consolidated Financial Statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

AMERICAN EXPRESS CREDIT CORPORATION

Changes in Internal Control over Financial Reporting

There were no changes to Credco’s internal control over financial reporting that occurred during the first quarter ended March 31, 2009 that would have a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

AMERICAN EXPRESS CREDIT CORPORATION

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Form 10-K/A for the year ended December 31, 2008. There are no material changes from the risk factors set forth in such Form 10-K/A.

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

Lawrence A. Belmonte
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1