Form 10-Q/A
period 2009-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2009-11-16
CIK 4969

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

AMERICAN EXPRESS CREDIT CORPORATION

AMERICAN EXPRESS CREDIT CORPORATION

EXPLANATORY NOTE

American Express Credit Corporation (Credco) is filing this amendment to its Quarterly report on Form 10-Q (Form 10-Q/A) for the period ended June 30, 2009 in order to reflect the restatement of its Consolidated Financial Statements and other financial information as of and for the three and six months ended June 30, 2009 and 2008. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effect of the restatement adjustments.

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

The effect of the error in the accounting for a net investment in a consolidated foreign subsidiary, together with the unrelated immaterial errors affecting the income tax provision, resulted in an understatement of net income for fiscal year 2008 and 2007 by $119 million (from $745 million to $864 million, as restated) and $5 million (from $720 million to $725 million, as restated), respectively. The correction of the errors resulted in an increase in our ratio of earnings to fixed charges from 1.50 to 1.62 (as restated) for fiscal year 2008 and no change to our ratio of earnings to fixed charges of 1.38 for fiscal year 2007. The effect of these errors also resulted in an overstatement of net income for the three month periods ended June 30, 2009 by $41 million (from $68 million to $27 million, as restated) and an understatement of net income for the three month period ended June 30, 2008 by $4 million (from $253 million to $257 million, as restated), respectively. The correction of the errors resulted in a decrease in our ratio of earnings to fixed charges from 1.66 to 1.51 (as restated) for the six month period ended June 30, 2009 and an increase in this ratio from 1.53 to 1.54 (as restated) for the six month period ended June 30, 2008.

Notes 1, 5, 6, and 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement” included herein also contain information regarding the nature and impact of the restatement.

For the convenience of the reader, this 10-Q/A sets forth the Form 10-Q in its entirety. Other than amending the disclosures relating to the restatement in the items discussed below, no attempt has generally been made in this 10-Q/A to amend or update other disclosures presented in the original 10-Q. Among other things, forward-looking statements made in the original 10-Q have not been revised to reflect events that occurred or facts that became known to Credco after the filing of the original 10-Q, and such forward-looking statements should be read in their historical context. Accordingly this 10-Q/A should be read in conjunction with Credco’s filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the original 10-Q.

The following items of the original Form 10-Q are being amended in this Form 10-Q/A as a result of this restatement:

•	Part I – Item 1 – Financial Statements

AMERICAN EXPRESS CREDIT CORPORATION

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 – Exhibits

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

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	Restated	Restated	Restated	Restated

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$173	$595	$381	$1,249
Interest income from affiliates	105	194	219	382
Interest income from investments	25	71	57	143
Finance revenue	12	2	25	17
Other	(79)	10	(46)	10

Total revenues	236	872	636	1,801

Expenses

Provisions for losses, net of recoveries	59	108	107	356
Interest expense	144	339	318	716
Interest expense to affiliates	11	72	32	155
Service fees to affiliates	1	51	1	102
Other	1	1	1	2

Total expenses	216	571	459	1,331

Pretax income	20	301	177	470
Income tax (benefit) provision	(7)	44	15	61

Net income	27	257	162	409
Retained earnings at beginning of period	3,506	3,189	3,446	3,162
Dividends	—	(85)	(75)	(210)

Retained earnings at end of period	$3,533	$3,361	$3,533	$3,361

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	June 30, 2009	December 31, 2008

	Restated	Restated

Assets

Cash and cash equivalents	$5,614	$8,855
Cardmember receivables, less reserves: 2009, $160; 2008, $204	8,878	10,655
Cardmember loans, less reserves: 2009, $17; 2008, $14	444	484
Loans to affiliates	10,013	11,726
Investment securities	2,657	3,084
Deferred charges and other assets	496	801
Due from affiliates	4,909	3,660

Total assets	$33,011	$39,265

Liabilities and Shareholder’s Equity

Short-term debt	$1,428	$7,367
Short-term debt to affiliates	9,885	8,317
Current portion of long-term debt	4,035	5,201
Long-term debt	13,822	14,809

Total debt	29,170	35,694
Accrued interest and other liabilities	478	538

Total liabilities	29,648	36,232

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,533	3,446
Accumulated other comprehensive loss, net of tax:
Net unrealized securities gains, net of tax: 2009, $(10); 2008, $(15)	19	28
Net unrealized derivatives losses, net of tax: 2009, $8; 2008, $19	(14)	(35)
Foreign currency translation adjustments, net of tax: 2009, $2; 2008, $13	(337)	(568)

Total accumulated other comprehensive loss	(332)	(575)

Total shareholder’s equity	3,363	3,033

Total liabilities and shareholder’s equity	$33,011	$39,265

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income (restated)	$162	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	146	437
Amortization and other	14	6
Deferred taxes	22	(23)
Changes in operating assets and liabilities:
Due from affiliates	170	135
Other operating assets and liabilities (restated)	269	315

Net cash provided by operating activities	783	1,279

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans (restated)	1,603	572
Purchase of investments	—	(598)
Maturities of investments	400	600
Net decrease (increase) in loans to affiliates	2,445	(109)
Net (increase) decrease in due from affiliates (restated)	(1,419)	244

Net cash provided by investing activities	3,029	709

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt to affiliates	1,569	(543)
Net (decrease) increase in short-term debt	(5,939)	1,675
Issuance of debt	—	3,761
Redemption of long-term debt	(2,608)	(4,547)
Dividends paid	(75)	(210)

Net cash (used in) provided by financing activities	(7,053)	136

Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	(3,241)	2,124
Cash and cash equivalents at beginning of period	8,855	2,925

Cash and cash equivalents at end of period	$5,614	$5,049

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Restated Financial Results

American Express Credit Corporation (Credco) is filing this amendment to its Quarterly Report on Form 10-Q (Form 10-Q/A) for the period ended June 30, 2009 in order to reflect the restatement of its Consolidated Financial Statements and other financial information as of and for the three and six months ended June 30, 2009 and 2008. The restatement has no effect on Credco’s net cash flows, provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effects of the restatement adjustments.

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

Certain disclosures in Notes 5, 6 and 7 have been restated consistent with the Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the effects of the restatement adjustments on affected line items with Credco’s previously reported Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008, and the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated

Other revenues	$(20)	$(79)	$3	$10	$8	$(46)	$4	$10
Total revenues	$295	$236	$865	$872	$690	$636	$1,795	$1,801
Pretax income	$79	$20	$294	$301	$231	$177	$464	$470
Income tax provision (benefit)	$11	$(7)	$41	$44	$19	$15	$57	$61
Net income	$68	$27	$253	$257	$212	$162	$407	$409

CONSOLIDATED BALANCE SHEETS

	June 30, 2009		December 31, 2008
(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Accrued interest and other liabilities	$417	$478	$473	$538
Total liabilities	$29,587	$29,648	$36,167	$36,232
Retained earnings	$3,459	$3,533	$3,322	$3,446
Foreign currency translation adjustments, net of tax	$(202)	$(337)	$(379)	$(568)

Total accumulated other comprehensive loss	$(197)	$(332)	$(386)	$(575)
Total shareholder’s equity	$3,424	$3,363	$3,098	$3,033

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Basis of Presentation

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

3.	Investment Securities

The following is a summary of investment securities at June 30, 2009 and December 31, 2008:

(Millions)	June 30, 2009				December 31, 2008

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$2,628	$29	$—	$2,657	$2,640	$37	$—	$2,677
U.S. Government treasury obligations	—	—	—	—	400	7	—	407

Total	$2,628	$29	$—	$2,657	$3,040	$44	$—	$3,084

All of Credco’s investment securities are classified as available-for-sale. There were no realized gains or

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not be required to sell the investment securities before recovery of any unrealized losses. As of June 30, 2009 and December 31, 2008, Credco did not hold any investment securities that were in an unrealized loss position.

Supplemental Information

Contractual maturities of investment securities classified as available-for-sale as of June 30, 2009 are as follows:

(Millions)	Cost	Estimated Fair Value

Due within one year	$778	$783
Due after one year through five years	1,850	1,874

Total	$2,628	$2,657

4.	Fair Values of Financial Instruments

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

The following table discloses fair value information for Credco’s financial assets and financial liabilities, included in the scope of SFAS No. 107, as amended, as of the dates presented:

(Billions)	June 30, 2009		December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Instrument Assets:
Assets for which carrying values equal or approximate fair value	$23	$23	$27	$27
Loans to affiliates	$10	$10	$12	$12
Financial Instrument Liabilities:
Liabilities for which carrying values equal or approximate fair value	$11	$11	$16	$16
Long-term debt	$18	$17	$20	$18

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2009 and December 31, 2008, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In addition, the following financial assets are carried at fair value:

Investment Securities

Investment securities are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. Gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value below amortized cost is other-than-temporary. Refer to Note 3 for additional information regarding investment securities, including the valuation methodologies used to calculate fair value.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets (accumulated other comprehensive (loss) income) based upon the nature of the derivative. Refer to Note 6 for additional information regarding derivative financial instruments, including the valuation methodologies used to calculate fair value.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

(Millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2009 Restated	2008 Restated	2009 Restated	2008 Restated

Net income	$27	$257	$162	$409
Other comprehensive income (loss):
Net unrealized securities (losses) gains	(2)	(24)	(9)	2
Net unrealized derivatives gains (losses)	8	39	21	(7)
Foreign currency translation adjustments(a)	250	13	231	48

Total	$283	$285	$405	$452

(a) See further discussion in Note 1 regarding the restatement of these amounts.

See the Consolidated Balance Sheets for Credco’s net comprehensive income position.

6.	Derivatives and Hedging Activities

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the impact of fair value hedges on the consolidated financial statements for the three and six months ended June 30:

For the three months ended June 30:

Statement of Income

	Derivative contract gain/(loss)			Hedged item gain/(loss)

Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax

(Millions)		2009	2008		2009	2008	2009	2008

Fair value hedges:
Interest rate contracts	Other revenues	$(92)	$(29)	Other revenues	$79	$28	$(13)	$(1)

For the six months ended June 30:

Statement of Income

	Derivative contract gain/(loss)			Hedged item gain/(loss)

Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax

(Millions)		2009	2008		2009	2008	2009	2008

Fair value hedges:
Interest rate contracts	Other revenues	$(89)	$(7)	Other revenues	$93	$7	$4	$—

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of derivatives not designated as hedges on the consolidated financial statements for the three and six months ended June 30:

For the three months ended June 30:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

Derivatives not designated as hedges
Interest rate contracts	Other revenues	$—	$1
Foreign exchange contracts	Other revenues	40	3
	Interest expense	5	5

Total		$45	$9

For the six months ended June 30:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

Derivatives not designated as hedges
Interest rate contracts	Other revenues	$—	$1
Foreign exchange contracts	Other revenues	7	15
	Interest expense	8	9

Total		$15	$25

7.	Income Taxes

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

Credco’s effective tax rate was 8 percent for the six months ended June 30, 2009, compared with 13 percent for the full year 2008.

8.	Subsequent Events

Credco has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were issued.

AMERICAN EXPRESS CREDIT CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in “Explanatory Note” to this Form 10-Q/A and in Note 1 to the Consolidated Financial Statements, American Express Credit Corporation (Credco) is restating its Consolidated Financial Statements and other financial information as of and for the three and six months ended June 30, 2009 and 2008. The restatement has no effect on Credco's net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effects of the restatements adjustments.

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

Notes 1, 5, 6 and 7 to the Consolidated Financial Statements included herein also contain information regarding the nature and impact of the restatement.

The following table sets forth the effects of the restatement adjustments on the Ratio of Earnings to Fixed Charges for the years ended December 31, 2008 and 2007 and for the six months ended June 30, 3009.

RATIO OF EARNINGS TO FIXED CHARGES

(Millions)	As Previously Reported	Restated

2007	1.38	1.38
2008	1.50	1.62
June 30, 2009	1.66	1.51

Overview

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

Current Economic Environment/Outlook

Credco continues to remain cautious about the business environment. During the second quarter of 2009, cardmember spending remained under pressure within all of American Express’ business. While the year-

AMERICAN EXPRESS CREDIT CORPORATION

over-year spending decline was fairly consistent through the first five months of the year, the decline has moderated slightly in June and July, and will likely moderate further as compared to last year’s results. Despite the moderation of the decline, however, it is likely that Credco will continue to experience a reduction in the financing of cardmember receivables and loans.

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

Credco’s consolidated net income decreased 60 percent to $162 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The year-over-year decrease was primarily due to a decrease in discount revenue earned from a smaller base of purchased cardmember receivables and loans, interest income earned on loans to affiliates, and interest income from investments, partially offset by a decrease in interest expense and provisions for losses, net of recoveries. A portion of the decrease in net income was also due to the year-over-year increase in other revenues for the reasons described below.

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

Interest Income from Affiliates

Interest income from affiliates decreased 43 percent or $163 million to $219 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The year-over-year decrease is due to a decrease in both the interest rates charged to affiliates and, to a lesser extent, the volume of loans to affiliates. The average volume of loans to affiliates decreased primarily due to the impact of foreign exchange rates and, to a lesser extent, to the amendment of the funding structure with respect to Germany. The average interest

AMERICAN EXPRESS CREDIT CORPORATION

rate charged to affiliates during the six months ended June 30, 2009, was 115 basis points lower than the average interest rate charged to affiliates in the same six month period a year ago.

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

Other Revenues

Other revenues decreased $56 million to $(46) million for the six months ended June 30, 2009 as compared to the prior year period primarily as a result of the change in value of foreign exchange forward contracts.

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

Income Taxes

Credco’s effective tax rate was 8 percent and 13 percent for the six months ended June 30, 2009, and 2008, respectively.

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

AMERICAN EXPRESS CREDIT CORPORATION

          The following table summarizes selected information related to the cardmember receivables portfolio:

As of and for six months ended (Millions, except percentages)	June 30, 2009	December 31, 2008	June 30, 2008 Restated

Total cardmember receivables	$9,038	$10,859	$25,133
Loss reserves	$160	$204	$771
as a % of receivables (a)	1.8%	1.9%	3.1%
Average life of cardmember receivables (in days)(b)	30	32	33

Cardmember receivables – 180 day write-off (a)	$1,997	$2,444	N/A
30 days past due as a % of total	2.1%	2.6%	N/A
Average receivables	$1,981	$11,413	N/A
Write-offs, net of recoveries	$36	$493	N/A
Net write-off rate (a)	3.7%	11.7%	N/A

Cardmember receivables – 360 day write-off	$7,041	$8,415	$25,133
90 days past due as a % of total	2.1%	2.8%	3.9%
Write-offs, net of recoveries	$94	$77	$364
Net write-off rate (c)	0.21%	0.13%	0.26%

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

Cardmember receivables owned at June 30, 2009, decreased approximately $1.8 billion from December 31, 2008, as a result of a reduction in cardmember receivables purchased due to the expected seasonal changes in cardmember spending, and to a lesser extent, the wind down of receivables purchased from Amex Bank of Canada.

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION

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

AMERICAN EXPRESS CREDIT CORPORATION

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

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.51 for the six months ended June 30, 2009. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2009 was 1.84.

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

AMERICAN EXPRESS CREDIT CORPORATION

Forward-Looking Statements

Various statements have been made in this Amendment No.1 to the Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

Evaluation of Disclosure Controls and Procedures

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were not effective as of June 30, 2009 due to the material weakness identified and described below.

As described in the Explanatory Note herein, Credco identified an error in its accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In the course of preparing the financial statements for the third quarter of 2009, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income, (ii) accrued interest and other liabilities, and retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007. Following a review of its controls and processes, Credco’s management has determined that it did not maintain effective controls over processes to accurately record or monitor certain of its net investments in consolidated foreign subsidiaries with similar funding structures. This deficiency resulted in an error that was not prevented or detected on a timely basis and resulted in restatements of the financial statements for the fiscal years ended December 31, 2008 and 2007, including each of the quarterly periods in fiscal year 2008 and the third and fourth quarters in fiscal year 2007, and for the first and second quarters in 2009. Accordingly, Credco’s management concluded that this deficiency constitutes a material weakness.

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

AMERICAN EXPRESS CREDIT CORPORATION

Changes in Internal Control over Financial Reporting

There were no changes to Credco’s internal control over financial reporting that occurred during the second quarter ended June 30, 2009 that would have a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

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

Lawrence A. Belmonte
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4(a)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

Exhibit 4(b)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

Exhibit 4(c)	Form of Medium-Term Note-Master Note relating to the Company’s InterNotes® program	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1