Form 10-Q
period 2009-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2009-11-16
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

AMERICAN EXPRESS CREDIT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

		Restated		Restated

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$143	$569	$524	$1,818
Interest income from affiliates	101	201	320	583
Interest income from investments	16	76	73	219
Finance revenue	12	14	37	31
Other	40	30	(7)	40

Total revenues	312	890	947	2,691

Expenses

Provisions for losses, net of recoveries	56	192	163	548
Interest expense	132	345	450	1,061
Interest expense to affiliates	6	60	38	215
Service fees to affiliates	—	50	1	152
Other	1	1	2	3

Total expenses	195	648	654	1,979

Pretax income	117	242	293	712
Income tax provision	10	26	24	87

Net income	107	216	269	625
Retained earnings at beginning of period	3,533	3,361	3,446	3,162
Dividends	(125)	(50)	(200)	(260)

Retained earnings at end of period	$3,515	$3,527	$3,515	$3,527

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS
(Millions, except share data)
(Unaudited)

	September 30, 2009	December 31, 2008

		Restated

Assets

Cash and cash equivalents	$181	$8,855
Cardmember receivables, less reserves: 2009, $144; 2008, $204	9,079	10,655
Cardmember loans, less reserves: 2009, $19; 2008, $14	447	484
Loans to affiliates	9,831	11,726
Investment securities	2,048	3,084
Deferred charges and other assets	678	801
Due from affiliates	5,150	3,660

Total assets	$27,414	$39,265

Liabilities and Shareholder’s Equity

Short-term debt	$1,130	$7,367
Short-term debt to affiliates	4,158	8,317
Current portion of long-term debt	2,538	5,201
Long-term debt	15,759	14,809

Total debt	23,585	35,694
Accrued interest and other liabilities	409	538

Total liabilities	23,994	36,232

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,515	3,446
Accumulated other comprehensive loss, net of tax:
Net unrealized securities gains, net of tax: 2009, $(9); 2008, $(15)	16	28
Net unrealized derivatives losses, net of tax: 2009, $4; 2008, $19	(8)	(35)
Foreign currency translation adjustments, net of tax: 2009, $13; 2008, $13	(265)	(568)

Total accumulated other comprehensive loss	(257)	(575)

Total shareholder’s equity	3,420	3,033

Total liabilities and shareholder’s equity	$27,414	$39,265

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities
Net income (restated)	$269	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	220	667
Amortization and other	20	(1)
Deferred taxes	22	31
Changes in operating assets and liabilities:
Due from affiliates	(3,707)	67
Other operating assets and liabilities (restated)	82	1

Net cash (used in) provided by operating activities	(3,094)	1,390

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans (restated)	1,430	2,507
Purchase of investments	—	(598)
Maturities of investments	1,000	600
Net decrease (increase) in loans to affiliates	3,037	(559)
Net decrease (increase) in due from affiliates (restated)	2,217	(230)

Net cash provided by investing activities	7,684	1,720

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt to affiliates	(4,159)	10
Net decrease in short-term debt	(6,237)	(1,705)
Issuance of debt	1,500	6,257
Redemption of long-term debt	(4,165)	(5,548)
Dividends paid	(200)	(260)

Net cash used in financing activities	(13,261)	(1,246)

Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net (decrease) increase in cash and cash equivalents	(8,674)	1,864
Cash and cash equivalents at beginning of period	8,855	2,925

Cash and cash equivalents at end of period	$181	$4,789

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in Amendment No.1 to the Annual Report on Form 10-K (Form 10-K/A) of Credco for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on November 16, 2009. Significant accounting policies disclosed therein have not changed.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made and were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Restatement of Previously Issued Financial Statements

As discussed in the Form 10-K/A, Credco restated its Consolidated Financial Statements for the years ended December 31, 2008 and 2007 and certain quarters in 2008 and 2007 as well as its Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and March 31, 2009. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effect of the restatement adjustments.

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

The restatement also includes the impact of (i) certain other unrelated immaterial errors primarily impacting income tax provision in Credco’s Consolidated Statements of Income and (ii) the correction of an asset line reclassification affecting cardmember receivables and due from affiliates in Credco’s Consolidated Balance Sheets.

Certain disclosures in Notes 4 and 6 have been restated consistent with the Consolidated Financial Statements.

The following tables set forth the effects of the restatement adjustments on affected line items with Credco’s previously reported Consolidated Statements of Income for the three and nine months ended September 30, 2008 and the Consolidated Balance Sheets for the year ended December 31, 2008.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

September 30, 2008	Three Months Ended		Nine Months Ended

(Millions)	As Previously Reported	Restated	As Previously Reported	Restated

Other revenues	$(11)	$30	$(7)	$40
Total revenues	$849	$890	$2,644	$2,691
Pretax income	$201	$242	$665	$712
Income tax provision	$12	$26	$69	$87
Net income	$189	$216	$596	$625

CONSOLIDATED BALANCE SHEETS

December 31, 2008
(millions)	As Previously Reported	Restated

Accrued interest and other liabilities	$473	$538
Total liabilities	$36,167	$36,232
Retained earnings	$3,322	$3,446
Foreign currency translation adjustments, net of tax	$(379)	$(568)
Total accumulated other comprehensive loss	$(386)	$(575)
Total shareholder’s equity	$3,098	$3,033

As reported in American Express’ Quarterly Report on Form 10-Q for the period ending September 30, 2009, American Express determined that the impact of the incorrect accounting was not material to its financial statements in any of the quarterly or annual periods in which it occurred. American Express also determined that the restatement by Credco would have no impact on, and will not require amendment of, any of American Express Company’s financial statements and related disclosures previously filed with the SEC.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards

Effective for interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (the Codification) is the single source of authoritative literature of U.S. generally accepted accounting principles (GAAP). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing non-SEC accounting and reporting standards, excluding separate rules and other interpretive guidance released by the Securities and Exchange Commission. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. Credco has adopted the Codification in the period ending September 30, 2009, and as a result has replaced references to standards that were issued prior to the Codification with a description of the applicable accounting guidance.

The FASB recently issued the following accounting standards, which are effective beginning January 1, 2010. Credco is currently assessing the impact of these standards.

•

An amendment to the accounting guidance for transfers of financial assets (originally issued as Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”): The amendment eliminated the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (VIE). Other changes include additional considerations when determining if sale accounting is appropriate, as well as enhanced disclosures requirements. The new standard is to be applied prospectively to transactions completed after the effective date.

•

An amendment to the accounting guidance for consolidation of VIEs (originally issued as FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”): The new standard eliminates the scope exception for QSPEs and requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The new standard can be applied as of the effective date, with a cumulative-effect adjustment to retained earnings recognized on that date, or retrospectively, with a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first year adjusted.

2.	Investment Securities

The following is a summary of investment securities at September 30, 2009 and December 31, 2008:

(Millions)	September 30, 2009				December 31, 2008

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$2,022	$26	$—	$2,048	$2,640	$37	$—	$2,677
U.S. Government treasury obligations	—	—	—	—	400	7	—	407

Total	$2,022	$26	$—	$2,048	$3,040	$44	$—	$3,084

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All of Credco’s investment securities are classified as available-for-sale. There were no realized gains or losses on investment securities for the nine months ended September 30, 2009.

Fair Value

The following is a description of the valuation techniques utilized by Credco to measure the fair value of its investment securities, including the three general classifications of such items pursuant to the fair value hierarchy (Level 1, Level 2, and Level 3). These techniques may produce fair values that may not be indicative of a future sale, or reflective of future fair values. The use of different techniques to determine the fair value of these types of investment securities could result in different estimates of fair value at the reporting date.

• Level 1 - When available, quoted market prices are used to determine fair value and the investment securities are classified within Level 1 of the fair value hierarchy. Credco has not classified any investment securities in Level 1 of the fair value hierarchy.

• Level 2 - When quoted prices in an active market are not available, the fair market values for Credco’s investment securities are obtained from a pricing service engaged by Credco, and Credco receives one price for each security. The fair values provided by the pricing service are estimated by using a pricing model, where the inputs to the model are based on observable market inputs. The underlying inputs to the valuation techniques applied by the pricing service are typically benchmark yields, benchmark security prices, credit spreads, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing service did not apply any adjustments to the pricing models used. In addition, Credco did not apply any adjustments to prices received from the pricing service. Although the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing model used does entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

• Level 3 - In certain circumstances, the fair market value for Credco’s investment securities could be based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions would be unobservable in either an active or inactive market. Credco has not classified any investment securities in Level 3 of the fair value hierarchy.

As of September 30, 2009 and December 31, 2008, all of Credco’s investment securities are classified within Level 2 of the fair value hierarchy. Credco periodically reaffirms its understanding of the valuation techniques used by its pricing service. No adjustments were deemed necessary to the prices provided by the pricing service as a result of current market conditions.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

With respect to market interest rate risk, including benchmark interest rates and credit spreads, Credco assesses whether it has the intent to sell the investment securities, and whether it is more likely than not that Credco will not be required to sell the investment securities before recovery of any unrealized losses. As of September 30, 2009 and December 31, 2008, Credco did not hold any investment securities that were in an unrealized loss position.

Supplemental Information

Contractual maturities of investment securities classified as available-for-sale as of September 30, 2009 are as follows:

(Millions)	Cost	Estimated Fair Value

Due within 1 year	$177	$178
Due after 1 year through 5 years	1,845	1,870

Total	$2,022	$2,048

3.	Fair Values of Financial Instruments

GAAP requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements for the fair value of financial instruments exclude leases, equity method investments, affiliate investments, pension and benefit obligations, insurance contracts, and all non-financial instruments.

The following table discloses fair value information for Credco’s financial assets and financial liabilities, as of the dates presented:

(Billions)	September 30, 2009		December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Instrument Assets:
Assets for which carrying values equal or approximate fair value	$17	$17	$27	$27
Loans to affiliates	$10	$10	$12	$12
Financial Instrument Liabilities:
Liabilities for which carrying values equal or approximate fair value	$5	$5	$16	$16
Long-term debt	$18	$18	$20	$18

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2009 and December 31, 2008, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

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

In addition, the following financial assets are carried at fair value:

Investment Securities

Investment securities are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulated other comprehensive loss. Gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value below amortized cost is other-than-temporary. Refer to Note 2 for additional information regarding investment securities, including the valuation methodologies used to calculate fair value.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets (accumulated other comprehensive loss) based upon the nature of the derivative. Refer to Note 5 for additional information regarding derivative financial instruments, including the valuation methodologies used to calculate fair value.

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair values include short-term debt, short-term debt to affiliates, current portion of long-term debt, accrued interest, and certain other liabilities. For these liabilities, the carrying values approximate fair value because they are short-term in duration, variable rate in nature, or have no defined maturity.

Financial Liabilities Carried at Other Than Fair Value

Long-Term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowing.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

(Millions)	Three Months Ended September 30,		Nine months Ended September 30,

	2009	2008 Restated	2009	2008 Restated

Net income	$107	$216	$269	$625
Other comprehensive income (loss):
Net unrealized securities (losses)	(3)	(15)	(12)	(13)
Net unrealized derivatives gains	6	23	27	16
Foreign currency translation adjustments	72	(240)	303	(192)

Total	$182	$(16)	$587	$436

See the Consolidated Balance Sheets for Credco’s accumulated other comprehensive loss position.

5.	Derivatives and Hedging Activities

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

General principles and the overall framework for managing market risk across Credco are defined in the Market Risk Policy approved by American Express’ Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally managed by the Market Risk Committee, chaired by the Chief Market Risk Officer of American Express.

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

For the receivables Credco owns related to charge card and fixed rate lending products, interest rate exposure is managed by shifting the mix of funding toward fixed rate debt and by using derivative instruments, with an emphasis on interest rate swaps, which effectively fix interest expense for the length of the swap. Credco regularly reviews its hedging strategy and may modify it. In addition, Credco may change the amount hedged and the hedge percentage may change based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by foreign currency denominated balance sheet exposures, translation exposure associated with Credco’s net investments in foreign operations, and foreign currency earnings in international units. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means,

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including the use of derivative financial instruments such as foreign exchange forwards and cross-currency swap contracts, which can help “lock in” the value of Credco’s exposure to specific currencies.

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

Credco manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next twelve months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, Credco may, on occasion, enter into master netting agreements.

As of September 30, 2009 and December 31, 2008, the credit and nonperformance risks associated with Credco’s derivative counterparties were not significant.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative product assets and liabilities at September 30, 2009 and December 31, 2008:

(Millions)	Location	Other assets		Other liabilities

		Fair Value (a)		Fair Value (a)

		September 2009	December 2008	September 2009	December 2008

Derivatives designated as hedging instruments
Interest rate contracts
Fair value hedges		$351	$431	$—	$—
Cash flow hedges		—	—	12	54
Foreign exchange contracts
Net investment hedges		12	39	17	22

Total derivatives designated as hedging instruments		363	470	29	76

Derivatives not designated as hedging instruments
Interest rate contracts		—	—	7	5
Foreign exchange contracts		111	75	29	39

Total derivatives not designated as hedging instruments		111	75	36	44

Total derivatives (b)		$474	545	$65	$120

(a)	The fair values of Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. At September 30, 2009 and December 31, 2008, $7 million and $8 million, respectively, of derivative assets and liabilities have been offset and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with GAAP.

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed rate long-term debt. Credco enters into interest rate swaps to convert certain fixed rate long-term debt to floating rate debt at the time of issuance. As of September 30, 2009, Credco hedged $7.5 billion of its fixed rate debt to floating rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which is in turn primarily due to credit spreads at inception of the hedging relationship, which is not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swaps without causing an offsetting impact in the value of the hedged debt.

The following tables summarize the impact of fair value hedges on the consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, respectively:

For the three months ended September 30:

	Statement of Income

	Derivative contract gain/(loss)			Hedged item gain/(loss)

Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax

(Millions)		2009	2008		2009	2008	2009	2008

Fair value hedges:
Interest rate contracts	Other revenues	$37	$8	Other revenues	$(41)	$(8)	$(4)	$—

For the nine months ended September 30:

	Statement of Income

	Derivative contract gain/(loss)			Hedged item gain/(loss)

Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax

(Millions)		2009	2008		2009	2008	2009	2008

Fair value hedges:
Interest rate contracts	Other revenues	$(52)	$2	Other revenues	$52	$(2)	$—	$—

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively convert floating rate debt to a fixed rate debt for the duration of the swap. As of September 30, 2009, Credco hedged $1.2 billion of its floating rate debt to fixed rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $(9) million of net pretax losses on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months.

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

The following table summarizes the impact of cash flow hedges and net investment hedges on the consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, respectively:

For the three months ended September 30:

(Millions)	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax

	Recognized in Other Comprehensive Income		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount

Derivative relationship	2009	2008		2009	2008		2009	2008

Cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(6)	$(23)	Other revenues	$—	$—

Net investment hedges:
Foreign exchange contracts	$(15)	$59	Other revenues	$—	$—	Other revenues	$—	$—

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30:

(Millions)	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax

	Recognized in Other Comprehensive Income		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount

Derivative relationship	2009	2008		2009	2008		2009	2008

Cash flow hedges:
Interest rate contracts	$(8)	$(37)	Interest expense	$(35)	$(53)	Other revenues	$—	$—

Net investment hedges:
Foreign exchange contracts	$(83)	$(7)	Other revenues	$—	$—	Other revenues	$—	$—

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

The following table summarizes the impact of derivatives not designated as hedges on the consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, respectively:

For the three months ended September 30:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

Derivatives not designated as hedges
Interest rate contracts	Other revenues	$—	$(1)
Foreign exchange contracts	Other revenues	44	(110)
	Interest expense	2	4

Total		$46	$(107)

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30:

Derivative Relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax

(Millions)		2009	2008

Derivatives not designated as hedges
Interest rate contracts	Other revenues	$—	$—
Foreign exchange contracts	Other revenues	51	(95)
	Interest expense	10	13
Total		$61	$(82)

6.	Income Taxes

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

Credco had approximately $105 million and $63 million of unrecognized tax benefits at September 30, 2009 and December 31, 2008, respectively. The change is primarily due to an increase in unrecognized tax benefits relating to the attribution of taxable income to a particular jurisdiction or jurisdictions. Included in the $105 million and $63 million of unrecognized tax benefits at September 30, 2009 and December 31, 2008, respectively, are corresponding benefits of approximately $88 million and $53 million, respectively, that, if recognized, would favorably affect the tax rate in a future period. These benefits primarily relate to Credco’s gross permanent benefits and corresponding foreign tax credits and federal tax effects. Credco had approximately $25 million and $15 million accrued for the payment of interest and penalties at September 30, 2009 and December 31, 2008, respectively. For the three and nine months ended September 30, 2009, Credco recognized a net charge of approximately $2 million and $10 million of interest and penalties, respectively.

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

Credco’s effective tax rate was 8 percent for both the three and nine months ended September 30, 2009, respectively, compared with 13 percent for the full year 2008.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Subsequent Events

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

Restatement of Previously Issued Financial Statements

As discussed in the Form 10-K/A, Credco restated its Consolidated Financial Statements for the years ended December 31, 2008 and 2007 and certain quarters in 2008 and 2007 as well as its Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and March 31, 2009. The restatement has no effect on Credco’s net cash flows provided by (used in) operating activities, investing activities and financing activities. All dollar amounts and percentages herein have been adjusted for the effect of the restatement adjustments.

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

Certain disclosures in Notes 4 and 6 have been restated consistent with the Consolidated Financial Statements.

The following tables set forth the effects of the restatement adjustments on the Ratio of Earnings to Fixed Charges for the years ended December 31, 2008 and 2007.

RATIO OF EARNINGS TO FIXED CHARGES

	As
	Previously
(millions)	Reported	Restated
2007	1.38	1.38
2008	1.50	1.62

Current Economic Environment/Outlook

While year-over-year cardmember spending volume comparisons remained negative during the third quarter, monthly comparisons have recently improved as spending levels have stabilized. This pattern was fairly consistent across all of American Express’ businesses. In addition, the number of cardmember transactions on American Express’ network was relatively flat year-over-year. If third quarter spending volumes continue through the fourth quarter, which is subject to various uncertainties such as consumer confidence and the strength of the economy, among other factors, American Express would expect further narrowing of the decline in growth metrics given easier year-over-year comparisons. Credit trends continued to show overall improvement. Charge card losses have moderated in the United States and worldwide past-due trends have improved.

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

Certain prior year amounts have been reclassified to conform to the current year presentation of the Consolidated Statement of Cash Flows.

Results of Operations for the Nine Months ended September 30, 2009 and 2008

Pretax income depends primarily on the volume of cardmember receivables purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense, and the collectibility of cardmember receivables purchased.

Credco’s consolidated net income decreased 57 percent to $269 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The year-over-year decrease was primarily due to a decrease in discount revenue earned from a smaller base of purchased cardmember receivables and loans, interest income earned on loans to affiliates, and interest income from investments, partially offset by a decrease in interest expense and provisions for losses, net of recoveries. A portion of the decrease in net income was also due to the year-over-year decrease in other revenues for the reasons described below.

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine month period ended September 30, 2009, compared with the nine month period ended September 30, 2008 (millions):

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$(1,082)
Discount rates	(212)

Total	$(1,294)

Interest income from affiliates:
Average loans to affiliates	$(53)
Interest rates	(210)

Total	$(263)

Interest income from investments:
Average investments outstanding	$49
Interest rates	(195)

Total	$(146)

Provisions for losses, net of recoveries:
Volume of receivables purchased	$(392)
Provisions rates and volume of recoveries	7

Total	$(385)

Interest expense:
Average debt outstanding	$(408)
Interest rates	(203)

Total	$(611)

Interest expense to affiliates:
Average debt outstanding	$9
Interest rates	(186)

Total	$(177)

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 71 percent or $1,294 million to $524 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due to a decrease in both the volume of receivables purchased and discount rates. Volume of receivables and loans purchased for the nine months ended September 30, 2009, was 59 percent lower than the same period a year ago, primarily due to the amendment of the receivables purchase agreements between Credco and the Banks. Purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of approximately 26 basis points compared to the nine months ended September 30, 2008.

Interest Income from Affiliates

Interest income from affiliates decreased 45 percent or $263 million to $320 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The year-over-year decrease is due to a decrease in both the interest rates charged to affiliates and, to a lesser extent, the volume of loans to affiliates. The average interest rate charged to affiliates during the nine months ended September 30, 2009, was 195 basis points lower than the average interest rate charged to affiliates in the same nine month period a year ago.

AMERICAN EXPRESS CREDIT CORPORATION

Interest Income from Investments

Interest income from investments decreased 67 percent or $146 million to $73 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The year-over-year decrease is due to the decrease of the average interest rate on the total investment portfolio of approximately 179 basis points for the nine months ended September 30, 2009, as compared to the same nine month period a year ago, as well as the maturity of $1 billion of U.S. Treasury securities in 2009.

Other Revenues

Other revenues decreased $47 million to $(7) million for the nine months ended September 30, 2009 as compared to the prior year period primarily as a result of the change in value of foreign exchange forward contracts.

Provisions for Losses, Net of Recoveries

The provisions for losses, net of recoveries, decreased 70 percent or $385 million to $163 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The year-over-year decrease primarily reflects a reduction in the volume of receivables purchased, due to the amendment of the receivables purchase agreements with the Banks previously discussed.

Interest Expense and Interest Expense to Affiliates

Interest expense and interest expense to affiliates decreased 58 percent and 82 percent, respectively, for the nine months ended September 30, 2009, as compared to the same period a year ago. Interest expense decreased due to lower interest rates and lower average debt outstanding. Interest expense to affiliates decreased due to lower interest rates, partially offset by an increase in average debt with affiliates outstanding. The average interest rate on debt outstanding during the nine months ended September 30, 2009, was 98 basis points lower than the same period a year ago. The average rate due to affiliates during the nine months ended September 30, 2009, was 184 basis points lower than the same period a year ago.

Service Fees to Affiliates

Service fees to affiliates decreased to $1 million for the nine months ended September 30, 2009, as compared to $152 million for the nine months ended September 30, 2008, due to a decrease in servicing provided under service level agreements with affiliates as a result of the previously discussed amendment of the receivables purchase agreements with the Banks.

Income Taxes

Credco’s effective tax rate was 8 percent and 12 percent for the nine months ended September 30, 2009, and 2008, respectively.

Cardmember Receivables

At September 30, 2009, and December 31, 2008, Credco owned $9.2 billion and $10.9 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivables Corporation (CRC)’s purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. At September 30, 2009, and December 31, 2008, CRC owned approximately $1.9 billion and $2.4 billion, respectively, of participation interests purchased from RFC V.

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes selected information related to the cardmember receivables portfolio:

As of and for nine months ended (Millions, except percentages)	September 30, 2009	December 31, 2008	September 30, 2008 Restated

Total cardmember receivables	$9,223	$10,859	$22,672
Loss reserves	$144	$204	$717
as a % of receivables (a)	1.6%	1.9%	3.2%
Average life of cardmember receivables (in days) (b)	30	32	33

Cardmember receivables – 180 day write-off (a)	$1,894	$2,444	N/A
30 days past due as a % of total	1.9%	2.6%	N/A
Average receivables	$1,961	$10,187	N/A
Write-offs, net of recoveries	$48	$695	N/A
Net write-off rate (a)	3.3%	9.1%	N/A

Cardmember receivables – 360 day write-off	$7,329	$8,415	$22,672
90 days past due as a % of total	1.8%	2.8%	4.3%
Write-offs, net of recoveries	$144	$107	$560
Net write-off rate (c)	0.21%	0.12%	0.27%

(a)

In the fourth quarter of 2008, American Express revised the time period in which past due cardmember receivables for its U.S. Card Services segment are written off to 180 days past due, consistent with applicable bank regulatory guidance. Previously, receivables were written off when 360 days past due. Credco’s receivables subject to 180 day write-off and the related net write-off rate, which reflects write-offs, net of recoveries expressed as an annualized percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the periods indicated, are reflected above.

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

Cardmember receivables owned at September 30, 2009, decreased approximately $1.6 billion from December 31, 2008, primarily as a result of a reduction in cardmember receivables purchased due to the expected seasonal changes in cardmember spending.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans:

Nine months ended (Millions)	September 30, 2009	September 30, 2008

Balance, beginning of period	$218	$841
Provisions for losses (a)	163	548
Accounts written-off (a)	(210)	(568)
Other	(8)	(92)

Balance, end of period	$163	$729

(a)	Includes recoveries on accounts previously written-off of $57 million and $119 million during the nine months ended September 30, 2009 and 2008, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

Loans to Affiliates

Components of loans to affiliates were as follows:

(Millions)	September 30, 2009	December 31, 2008	September 30, 2008

TRS Subsidiaries:
American Express Australia Limited	$3,503	$3,204	$3,994
American Express Services Europe Limited	2,675	2,388	2,971
Amex Bank of Canada	2,557	2,257	2,627
American Express Centurion Bank (a)	—	2,225	—
American Express International, Inc.	358	943	861
American Express Co. (Mexico) S.A. de C.V.	408	392	476
American Express Bank (Mexico) S.A.	330	317	340

Total (b)	$9,831	$11,726	$11,269

(a)

During 2008, Credco loaned $2.2 billion to Centurion Bank as a consequence of the previously discussed amendment of the receivables purchase agreements. In February 2009, Centurion Bank repaid $2.2 billion to Credco.

(b)	Of the approximately $9.8 billion outstanding of loans to affiliates, approximately $6.6 billion are collateralized by the underlying cardmember receivables transferred with recourse.

Due from Affiliates

At September 30, 2009, and December 31, 2008, due from affiliates was $5.2 billion and $3.7 billion, respectively. These amounts relate primarily to timing differences between the purchase of cardmember receivables and remittances from TRS on cardmember receivables purchased by Credco, which are net settled in the subsequent month in the normal course of business.

Short-term Debt to Affiliates

Components of short-term debt to affiliates were as follows:

(Millions)	September 30, 2009	December 31, 2008	September 30, 2008

American Express	$2,458	$3,579	$4,072
AE Exposure Management Ltd.	743	2,356	2,427
TRS	—	1,483	1,485
American Express Holdings (Netherlands) C.V.	419	417	386
American Express Europe Limited	175	175	—
National Express Company, Inc.	130	91	106
American Express Publishing Corp.	50	84	61
Other	183	132	155

Total	$4,158	$8,317	$8,692

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

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including commercial paper and senior unsecured debentures. The market for Credco’s unsecured term debt has improved in 2009 as the capital markets continue to recover. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to reduce and distribute its refinancing requirements in future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as seek to add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as disruption of financial markets, market capacity, and demand for securities offered by Credco as well as any regulatory changes. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s current funding strategy is to raise funds and maintain access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash in order to, at a minimum, meet seasonal and other working capital needs for the next 12 months. Working capital needs include maturing debt obligations, both long and short term, changes in receivables and other asset balances, as well as operating requirements.

Credco’s liquidity and funding strategy is designed to maintain appropriate and stable debt ratings from the major credit rating agencies, Standard & Poor’s (S&P), Moody’s Investor Services (Moody’s), Dominion Bond Rating Service (DBRS), and Fitch Ratings (Fitch). There have been no changes to the ratings during the last quarter.

Credit Agency	Short- Term ratings	Long- Term ratings	Outlook

DBRS	R-1 (middle)	A (high)	Negative

Fitch	F1	A+	Negative

Moody’s	Prime-1	A2	Stable

S&P	A-2	BBB+	Negative

A downgrade in Credco’s debt rating could result in paying higher interest expense on Credco’s unsecured debt, as well as higher fees related to its committed lines of credit. In addition to increased funding costs, a lower debt rating could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets.

Short-term Funding Programs

Credco’s short-term funding requirements have historically been met primarily by the sale of commercial paper. Credco’s commercial paper is widely recognized in the money markets and is supported by a diverse base among short-term investors. Credco has readily sold the volume of commercial paper necessary to meet its working capital funding needs as well as to cover the daily maturities of commercial paper issued, and has had continuous access to the commercial paper markets during the credit crisis.

AMERICAN EXPRESS CREDIT CORPORATION

In addition, Credco is eligible to have up to $14.7 billion of commercial paper outstanding with the special purpose vehicle (SPV) established as part of the Commercial Paper Funding Facility (CPFF). Credco has not issued commercial paper to the CPFF during 2009 and had no commercial paper outstanding with the CPFF as of September 30, 2009. The CPFF is currently set to expire at February 1, 2010.

Based on the maximum available borrowings under committed third party bank credit facilities and term liquidity portfolio investment securities, Credco’s total back-up liquidity coverage of net short-term borrowings was in excess of 100 percent at September 30, 2009 and December 31, 2008.

Long-term Funding Programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding:

(Billions)	Quarter ended September 30, 2009	Year ended December 31, 2008

Long-term debt outstanding	$18.3	$20.0
Average long-term debt	$18.6	$21.2

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued from time to time. On August 25, 2009, Credco successfully issued $1.5 billion of non-guaranteed fixed-rate senior unsecured debt from its U.S. shelf registration. At September 30, 2009, Credco had $11.7 billion of debt securities outstanding issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance of debt instruments outside the United States which is listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $50.0 billion. At September 30, 2009, $2.0 billion was outstanding under this program, of which $1.5 billion was issued by Credco. Subsequent to September 30, 2009, Credco successfully accessed the U.K. unsecured debt markets, and issued £750 million (approximately $1.2 billion) of senior unsecured debt.

Credco has also established a program in Australia for the issuance of debt securities from time to time of up to approximately $5.2 billion. During the nine months ended September 30, 2009, no notes were issued under this program. At September 30, 2009, approximately $4.4 billion was available for issuance under this program.

Credco maintains a shelf registration in Canada for a medium-term note program providing for the issuance from time to time, in Canada, of up to approximately $3.2 billion of notes by American Express Canada Credit Corporation (Cancredco), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During the nine months ended September 30, 2009, no notes were issued under this program. Subsequent to September 30, 2009, CanCredco successfully accessed the Canadian unsecured debt markets, and issued CAD $950 million (approximately $1.0 billion) of senior unsecured debt guaranteed by Credco. The financial results of Cancredco are included in the consolidated financial results of Credco.

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco.

Credco paid cash dividends of $200 million to TRS during the nine months ended September 30, 2009.

AMERICAN EXPRESS CREDIT CORPORATION

Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity in the form of cash and cash equivalents and readily-marketable securities easily convertible into cash, as well as access to cash and cash equivalents, to continuously meet its business needs, sustain operations, and satisfy its obligations for a period of at least 12 months without access to the unsecured debt capital markets. This objective is managed by accessing capital to finance business growth through a broad and diverse set of funding programs, and maintaining a variety of contingent sources of cash and financing.

The upcoming approximate maturities of Credco’s long-term debt are as follows:

(Billions)	Debt Maturities

Quarter Ending:

December 31, 2009	$1.1
March 31, 2010	—
June 30, 2010	1.4
September 30, 2010	—

Total	$2.5

Credco incurs net interest cost of carry on the cash and readily-marketable securities it holds which will be dependent on the amount of cash and readily-marketable securities that Credco maintains, as well as the difference between its cost of funding these amounts and their investment yields.

Cash and Readily-Marketable Securities

At September 30, 2009, Credco had cash and cash equivalents of approximately $0.2 billion as well as $2.0 billion of longer-term readily-marketable securities. These investments are limited to high credit quality, highly liquid short-term instruments, as well as longer term, highly liquid instruments, such as U.S. Government Sponsored Enterprises’ obligations. These instruments are managed to either mature prior to the maturity of borrowings that will occur within the next 12 months, or are sufficiently liquid that Credco can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs. In addition to its actual holdings of cash and readily-marketable securities, Credco maintains access to additional liquidity, also in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Money Market Fund

Credco owned a $500 million investment in the Reserve Primary Fund (the Fund), a money market fund. In September 2008, the net asset value of the Fund fell below $1 per share, at which time Credco recorded a loss of $15 million related to this investment. As of October 2, 2009, Credco has received approximately $459 million from the Fund since it filed a redemption order with Reserve, the Fund sponsor, in September 2008. Credco’s remaining original principal balance in the Reserve Primary Fund totals $40.9 million (excluding $15 million write-off). The remaining amount due from the Fund is recorded in deferred charges and other assets on Credco’s Consolidated Balance Sheets. The timing of future redemptions from the Fund for the receipt of remaining proceeds cannot be determined at this time.

AMERICAN EXPRESS CREDIT CORPORATION

Committed Bank Credit Facilities

Credco maintained committed bank credit facilities at September 30, 2009, as follows:

(Billions)	Total	American Express	Credco

Committed (a)	$11.2	$1.3	$9.9	(b)
Outstanding	$3.1	$—	$3.1

(a)	Included is $3.1 billion outstanding related to the Australian facility.

(b)	Credco has an allocation of $9.9 billion under these facilities and also has access to the Parent Company’s allocation of $1.3 billion, for a maximum borrowing capacity of $11.2 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.7
2012	6.6

Total	$11.2

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.60 for the nine months ended September 30, 2009. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2009 was 2.09.

Committed bank credit facilities do not contain material adverse change clauses which would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all its funding sources, Credco believes that it has the liquidity to satisfy all maturing obligations and fund normal business operations for at least a 12-month period from September 30, 2009.

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

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

The following has been amended to reflect the restatement of Credco’s Consolidated Financial Statements as discussed further in Note 1 to the Consolidated Financial Statements.

Evaluation of Disclosure Controls and Procedures

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were not effective as of September 30, 2009 due to the material weakness identified and described below.

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

Based on the actions taken, Credco believes that, as of the date of this Form 10-Q, the potential risk of a material misstatement related to the accounting for net investments in consolidated foreign subsidiaries for these three funding structures is remote. In addition, management is performing additional actions to remediate the material weakness including the continued evaluation of the effectiveness of its internal control over financial reporting on an ongoing basis, and will take further actions as appropriate.

To address the material weakness Credco performed additional analysis and other procedures in connection with the preparation of the financial statements included in this Form 10-Q. Accordingly, management believes that the Consolidated Financial Statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

AMERICAN EXPRESS CREDIT CORPORATION

Changes in Internal Control over Financial Reporting

There were no changes to Credco’s internal control over financial reporting that occurred during the third quarter ended September 30, 2009, that would have a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

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

Lawrence A. Belmonte
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4.1	Trust Indenture Providing for the Issuance of Medium Term Notes dated as of October 28, 2005.	Electronically filed herewith.

Exhibit 4.2	First Supplemental Indenture dated as of January 22, 2008.	Electronically filed herewith.

Exhibit 4.3	Second Supplemental Indenture dated as of January 22, 2008.	Electronically filed herewith.

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1