Form 10-Q/A
period 2009-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2010-03-31
CIK 4969

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 30, 2010

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q/A

AMERICAN EXPRESS CREDIT CORPORATION

EXPLANATORY NOTE

Restated Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009

American Express Credit Corporation (Credco) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Third Quarter 2009 Form 10-Q/A) to restate its Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. This restatement is to correct an overstatement of cash flows from investing activities and an equal and offsetting understatement of cash flows from operating activities, as further explained below. This restatement does not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income for the period presented.

The restatement is the result of a correction of a manual error in the classification of cash flows pertaining to amounts Due from Affiliates. The error resulted from an incorrect identification of cash flows from transactions with entities affiliated with Credco between investing and operating activities whereby a cash outflow from investing activities was inadvertently recorded as a cash inflow, with an equal and offsetting error in cash flow from operating activities. The error resulted in an overstatement of cash from investing activities of $3.9 billion and an understatement of cash from operating activities of $3.9 billion.

Note 1 to the Consolidated Financial Statements included herein also contains information regarding the nature and impact of the restatement.

For the convenience of the reader, this Third Quarter 2009 Form 10-Q/A sets forth the Form 10-Q in its entirety. Other than amending the disclosures relating to the restatement in the items discussed above, and the elimination of certain disclosures relating to the restatement disclosed in the original September 30, 2009 Form 10-Q, no attempt has been made in this Third Quarter 2009 Form 10-Q/A to amend or update other disclosures presented in the original Form 10-Q. Among other things, forward-looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to Credco after the filing of the original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items of the original Form 10-Q are being amended in this Third Quarter 2009 Form 10-Q/A as a result of this restatement:

•	Part I – Item 1 – Financial Statements
•	Part I – Item 2 – Management’s Discussion and Analysis
•	Part I – Item 4 – Controls and Procedures

Restatement of Results in Previously Filed Financial Statements

As disclosed previously, on November 16, 2009, Credco restated its financial statements and filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and amended its Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 and also included in the report on Form 10-Q for the quarterly period ended September 30, 2009 (i) a restated Consolidated Balance Sheet as of December 31, 2008, (ii) restated Consolidated Statements of Income for the three and nine month periods ended September 30, 2008, and (iii) a related restatement of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008.

That restatement was the result of the correction of a non-cash error in the accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In connection with the preparation for the maturity of debt related to the investment, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007.

That restatement also included the impact of (i) certain other unrelated immaterial errors primarily impacting the income tax provision in Credco’s Consolidated Statements of Income and (ii) the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates in Credco’s Consolidated Balance Sheets.

Refer to Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I – Item 4 – Controls and Procedures in this Third Quarter 2009 Form 10-Q/A for further discussion of this restatement.

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

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

	Restated
Cash Flows from Operating Activities
Net income	$269	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	220	667
Amortization and other	20	(1)
Deferred taxes	22	31
Changes in operating assets and liabilities:
Due from affiliates	236	67
Other operating assets and liabilities	82	1

Net cash provided by operating activities	849	1,390

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	1,430	2,507
Purchase of investments	—	(598)
Maturities of investments	1,000	600
Net decrease (increase) in loans to affiliates	3,037	(559)
Net increase in due from affiliates	(1,726)	(230)

Net cash provided by investing activities	3,741	1,720

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt to affiliates	(4,159)	10
Net decrease in short-term debt	(6,237)	(1,705)
Issuance of debt	1,500	6,257
Redemption of long-term debt	(4,165)	(5,548)
Dividends paid	(200)	(260)

Net cash used in financing activities	(13,261)	(1,246)

Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net (decrease) increase in cash and cash equivalents	(8,674)	1,864
Cash and cash equivalents at beginning of period	8,855	2,925

Cash and cash equivalents at end of period	$181	$4,789

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Restated Statement of Cash Flows

American Express Credit Corporation (Credco) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Third Quarter 2009 Form 10-Q/A) to restate its Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. This restatement is to correct an overstatement of cash flows from investing activities and an equal and offsetting understatement of cash flows from operating activities, as further explained below. This restatement does not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income for the period presented.

The restatement is the result of a correction of a manual error in the classification of cash flows pertaining to amounts Due from Affiliates. The error resulted from an incorrect identification of cash flows from transactions with entities affiliated with Credco between investing and operating activities whereby a cash outflow from investing activities was inadvertently recorded as a cash inflow, with an equal and offsetting error in cash flow from operating activities. The error resulted in an overstatement of cash from investing activities of $3.9 billion and an understatement of cash from operating activities of $3.9 billion.

IMPACT ON CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
(Millions)	As Previously Reported	Restated
Due from affiliates	$(3,707)	$236
Net cash provided by operating activities	(3,094)	849
Net increase in due from affiliates	2,217	(1,726)
Net cash provided by investing activities	$7,684	$3,741

2.	Basis of Presentation

Credco, together with its subsidiaries, is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express).

In October 2008, as part of American Express’ strategy to increase its flexibility in funding U.S. consumer and small business charge card receivables, Credco and both American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks) mutually agreed to amend their respective Receivables Agreements. The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility, from time to time, to sell the receivables to Credco or to retain the receivables and fund them from their own sources. However, the amended agreements require the Banks to sell either all or none of their charge card receivables to Credco at any given time. The Banks, therefore, may not direct receivables with particular risk characteristics for sale to Credco. The arrangements between Credco and the Banks will have no impact on Credco’s funding of U.S. Corporate Card charge receivables and charge card receivables outside the United States.

Credco includes its expenses in the calculation of the discount rate at which Credco offers to purchase receivables from the Banks and that discount rate is further adjusted to maintain Credco’s required fixed charge coverage ratio of 1.25. Those expenses include provision for losses, interest cost and any applicable service fees.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards

Effective for interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification TM (the Codification) is the single source of authoritative literature of U.S. generally accepted accounting principles (GAAP). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing non-SEC accounting and reporting standards, excluding separate rules and other interpretive guidance released by the Securities and Exchange Commission. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. Credco has adopted the Codification in the period ending September 30, 2009, and as a result has replaced references to standards that were issued prior to the Codification with a description of the applicable accounting guidance.

The FASB recently issued the following accounting standards, which are effective beginning January 1, 2010. Credco is currently assessing the impact of these standards.

•

An amendment to the accounting guidance for transfers of financial assets (originally issued as Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”) : The amendment eliminated the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (VIE). Other changes include additional considerations when determining if sale accounting is appropriate, as well as enhanced disclosures requirements. The new standard is to be applied prospectively to transactions completed after the effective date.

•

An amendment to the accounting guidance for consolidation of VIEs (originally issued as FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”) : The new standard eliminates the scope exception for QSPEs and requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The new standard can be applied as of the effective date, with a cumulative-effect adjustment to retained earnings recognized on that date, or retrospectively, with a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first year adjusted.

3.	Investment Securities

The following is a summary of investment securities at September 30, 2009 and December 31, 2008:

(Millions)	September 30, 2009				December 31, 2008

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$2,022	$26	$—	$2,048	$2,640	$37	$—	$2,677
U.S. Government treasury obligations	—	—	—	—	400	7	—	407

Total	$2,022	$26	$—	$2,048	$3,040	$44	$—	$3,084

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

Supplemental Information

Contractual maturities of investment securities classified as available-for-sale as of September 30, 2009 are as follows:

(Millions)	Cost	Estimated Fair Value

Due within 1 year	$177	$178
Due after 1 year through 5 years	1,845	1,870

Total	$2,022	$2,048

4.	Fair Values of Financial Instruments

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
Restated Consolidated Statement of Cash Flows

As discussed in the “Explanatory Note” to this Third Quarter 2009 Form 10-Q/A and in Note 1 to the Consolidated Financial Statements, American Express Credit Corporation (Credco) is restating its Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. This restatement is to correct an overstatement of cash flows from investing activities and an equal and offsetting understatement of cash flows from operating activities, as further explained below. This restatement does not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income for the period presented.

The restatement is the result of a correction of a manual error in the classification of cash flows pertaining to amounts Due from Affiliates. The error resulted from an incorrect identification of cash flows from transactions with entities affiliated with Credco between investing and operating activities whereby a cash outflow from investing activities was inadvertently recorded as a cash inflow, with an equal and offsetting error in cash flow from operating activities. The error resulted in an overstatement of cash from investing activities of $3.9 billion and an understatement of cash from operating activities of $3.9 billion.

Note 1 to the Consolidated Financial Statements included herein also contains information regarding the nature and impact of the restatement.

Restatement of Results in Previously Filed Financial Statements

As disclosed previously and discussed in the “Explanatory Note”, on November 16, 2009, Credco restated its financial statements and filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and amended its Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 and also included in the report on Form 10-Q for the quarterly period ended September 30, 2009 (i) a restated Consolidated Balance Sheet as of December 31, 2008, (ii) restated Consolidated Statements of Income for the three and nine month periods ended September 30, 2008, and (iii) a related restatement of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008.

The restatement was the result of the correction of a non-cash error in the accounting for a net investment in a consolidated foreign subsidiary that stemmed from a funding structure executed in 2004. In connection with the preparation for the maturity of debt related to the investment, an error was identified in the initial set up of this structure in Credco’s subsidiary ledgers that caused an incorrect automated bookkeeping entry to be recorded beginning in the third quarter of 2007 when a portion of the funding for this net investment was refinanced. As a result of this incorrect automated bookkeeping entry, (i) other revenues in Credco’s Consolidated Statements of Income and (ii) accrued interest and other liabilities, retained earnings and the foreign currency translation adjustments account included in the accumulated other comprehensive income (loss) component of shareholder’s equity in Credco’s Consolidated Balance Sheets were incorrect beginning in the third quarter of 2007.

That restatement also included the impact of (i) certain other unrelated immaterial errors primarily impacting the income tax provision in Credco’s Consolidated Statements of Income and (ii) the correction of an asset line item reclassification affecting cardmember receivables and due from affiliates in Credco’s Consolidated Balance Sheets.

Overview

Credco, together with its subsidiaries, is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of American Express Company (American Express). Credco is engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express ® Card, the American Express ® Gold Card, Platinum Card ®, Corporate Card, and other American Express Cards issued in the United States and in designated currencies outside the United States. Credco also finances certain interest-bearing and discounted revolving loans mainly comprised of American Express credit cards issued in non-U.S. markets, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

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

AMERICAN EXPRESS CREDIT CORPORATION

Forward-Looking Statements

Various statements have been made in this Amendment No. 1 to the Quarterly Report on Third Quarter 2009 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•	the impact on American Express’ business resulting from continuing geopolitical uncertainty;

•	Credco’s ability to satisfactorily remediate (i) the accounting error resulting in the restatements or (ii) its material weaknesses in internal control over financial reporting;

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

The following has been amended to reflect the restatement of Credco’s Consolidated Financial Statements as discussed further in the “Explanatory Note”, Note 1 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Evaluation of Disclosure Controls and Procedures

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were not effective as of September 30, 2009 due to the material weaknesses identified and described below.

As disclosed previously, Credco restated its financial statements and filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and amended Quarterly Reports on Form 10-Q/A for the periods ended March 31 and June 30, 2009. The restatement was to correct errors in the translation of foreign currency balances related to an investment in a consolidated foreign subsidiary. These errors were discovered by management in the third quarter of 2009 in connection with its preparation for the maturity of debt related to the investment, and brought immediately to the attention of the internal and external auditors, prior to the preparation of Credco’s financial statements for the third quarter of 2009. These errors resulted in:

	•	Incorrect transaction losses of $135 million being recorded in Other Revenues in the Consolidated Statements of Income from September 2007 through June 2009; and
	•	Corresponding incorrect credits in Foreign Currency Translation Adjustments (FCTA) in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets over the same period.

The effect of the error in the translation of foreign currency balances, together with unrelated immaterial errors affecting the income tax provision, resulted in an understatement of net income for fiscal year 2008 and 2007 by $119 million (from $745 million to $864 million, as restated) and $5 million (from $720 million to $725 million, as restated), respectively. The correction of these errors resulted in an increase in Credco’s ratio of earnings to fixed charges from 1.50 to 1.62 (as restated) for fiscal year 2008 and no change to Credco’s ratio of earnings to fixed charges of 1.38 for fiscal year 2007. The effect of these errors also resulted in an overstatement of net income for the three month periods ended June 30, 2009 and March 31, 2009 by $41 million (from $68 million to $27 million, as restated) and $9 million (from $144 million to $135 million, as restated), respectively. The correction of these errors resulted in a decrease in Credco’s ratio of earnings to fixed charges from 1.66 to 1.51 (as restated) for the six-month period ended June 30, 2009 and an increase in this ratio from 1.78 to 1.81 (as restated) for the three month period ended March 31, 2009.

Following a review of its controls and processes for recording and monitoring its investments in consolidated foreign subsidiaries, Credco’s management has determined that it did not maintain effective controls over processes to accurately record and subsequently monitor certain of its investments in consolidated foreign subsidiaries with funding structures similar to the structure in which the error occurred. This deficiency resulted in restatements of the financial statements for the fiscal years ended December 31, 2008 and 2007, including each of the quarterly periods in fiscal year 2008 and the third and fourth quarters in fiscal year 2007, and for the first and second quarters in 2009. Accordingly, Credco’s management concluded that this deficiency constitutes a material weakness.

Additionally, Credco has filed this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Third Quarter 2009 Form 10-Q/A) to restate its Consolidated Statement of Cash Flows for the nine months then ended September 30, 2009. This restatement is to correct an overstatement of cash flows from investing activities and an equal and offsetting understatement of cash flows from operating activities, as further explained below. This restatement does not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows, or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income, for the period presented.

The restatement is the result of a correction of a manual error in the classification of cash flows pertaining to amounts Due from Affiliates. The error resulted from an incorrect identification of cash flows between investing and operating activities from transactions between Credco and its affiliates. As a result, a cash outflow from investing activities was inadvertently recorded as a cash inflow, with an equal and offsetting error in cash flow from operating activities. The error resulted in an overstatement of cash from investing activities of $3.9 billion and an understatement of cash from operating activities of $3.9 billion. This error was identified by management in the course of preparing the Consolidated Statement of Cash Flows for Credco’s 2009 Annual Report on Form 10-K and brought immediately to the attention of the internal and external auditors. As part of the remediation activities for the material weakness identified in the third quarter of 2009 described above, more senior personnel were deployed to the accounting and control processes of Credco.

Following a further review of its controls and processes, Credco’s management has determined that it did not maintain effective controls over the preparation and review of its Consolidated Financial Statements. Accordingly, Credco’s management concluded that this deficiency constitutes a second material weakness.

Remediation Steps to Address Material Weaknesses in Internal Controls

Credco has reviewed its processes and controls for recording and monitoring its investments in consolidated foreign subsidiaries and has determined that the error was limited to a discrete number of similar transactions (specifically three funding structures related to its investments in certain consolidated foreign subsidiaries). Credco has performed a detailed review of each of these investment funding structures and has determined there have been no other errors in accounting for them. To address the control deficiency described above, Credco instituted the following new controls:

1.	Cross–training of Credco accounting personnel and introduction of more senior personnel to the accounting and control processes;
2.	Enhanced cross-functional review of foreign currency exposures;
3.	Quarterly monitoring of funding structures related to its investments in foreign subsidiaries to ensure they are being properly accounted for at inception, post-inception and upon maturity;
4.	Redesign of the account reconciliation process for FCTA;
5.	Enhanced monitoring of control effectiveness by American Express internal control specialists; and
6.	Reinforcement of the requirement for new, similar transactions to be escalated for senior level and subject matter expert review.

Controls 1 and 5 above apply broadly to Credco’s process of preparing and reviewing its financial statements, and were instrumental in discovering the error being corrected in this Third Quarter 2009 Form 10-Q/A. In addition to these controls, Credco is also implementing the following additional controls for both its Third Quarter 2009 Form 10-Q/A and its 2009 Form 10-K:

•	Improving the spreadsheet controls for the preparation of the Consolidated Financial Statements;
•	Developing refreshed training for preparers and reviewers of financial statement items; and
•

Enhancing management’s review and analysis of key financial statement items, footnotes, and disclosures, including formal documentation of composition and trend analysis for all financial statement line items.

Based on the foregoing, management believes that, as of the filing date of this Third Quarter 2009 Form 10-Q/A, the consolidated financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Testing of the effectiveness of the recently instituted controls is ongoing. As a result, Credco’s management believes the material weaknesses have not yet been fully remediated.

Changes in Internal Control over Financial Reporting

There were changes to Credco’s internal control over financial reporting relating to remediation measures as described above that occurred during the third quarter ended September 30, 2009 and through the date of this filing that would have a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: March 31, 2010	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

DATE: March 31, 2010	By	/s/ Kimberly R. Scardino

Kimberly R. Scardino
Vice President and Chief Accounting Officer

AMERICAN EXPRESS CREDIT CORPORATION

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4.1	Trust Indenture Providing for the Issuance of Medium Term Notes dated as of October 28, 2005.	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report of Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

Exhibit 4.2	First Supplemental Indenture dated as of January 22, 2008.	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report of Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

Exhibit 4.3	Second Supplemental Indenture dated as of January 22, 2008.	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report of Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1