Form 10-K
period 2009-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2010-03-31
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center
200 Vesey Street
New York, New York	10285

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (866) 572-4944.

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered

Floating Rate Notes, Series C	New York Stock Exchange
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 30, 2010, 1,504,938 shares were outstanding.

Documents incorporated by reference: None

PART I*

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

Credco is engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-bearing and discounted revolving loans generated by cardmember spending on American Express credit cards issued in non-U.S. markets, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

American Express Card Business

American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. American Express’ principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world.

American Express’ products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases. TRS charges a fee, the “merchant discount”, to the merchant that is principally determined by the value that is delivered to the service establishment and generally represents a premium over other card networks. Value is delivered to the service establishment through higher spending cardmembers relative to users of cards issued on competing card networks, marketing expertise and the cardmembers’ insistence on using their cards when enrolled in rewards or other card loyalty programs, including cardmembers who are part of American Express’ Corporate Card program. When establishing the discount rate, consideration is also given to a number of other factors, such as industry specific requirements, estimated charge volume and payment terms.

The charge card, which is marketed in the United States and many other countries and carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors, including a cardmember’s current spending patterns, payment history, credit record and financial resources. Charge cards generally require payment by the cardmember of the full amount billed each month, and no finance charges are assessed on the balance. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset-spending limit and pay-in-full nature of these products attract high-spending cardmembers who want to use a charge card to facilitate larger payments. In addition to charge cards, TRS and its licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, grace periods, and rate and fee structures.

* Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” and under “Forward-looking Statements” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

American Express’ card businesses are subject to extensive regulations in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including:

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

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements);

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs);

•	the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act) (which prohibits certain acts and practices in connection with consumer card accounts);

•	Regulation Z (which was recently amended by the Federal Reserve Board to extensively revise the open end consumer disclosure requirements and to implement the requirements of the CARD Act); and

•	Federal and state laws and regulations that generally prohibit engaging in unfair and deceptive business practices.

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries in which American Express operates have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or charged-off as uncollectible. Card issuers and card networks are subject to certain provisions of the Bank Secrecy Act as amended by the USA Patriot Act of 2001, with regard to maintaining effective anti-money laundering programs.

General Nature of Credco’s Business

As noted above, Credco engages in the business of financing the cardmember receivables and loans of its affiliates. The use of a centralized funding source for assets originated by affiliated entities is used by other large corporations like American Express, providing operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results remain separate from other sources of volatility and risk inherent in the businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. The separation of Credco from American Express and its other affiliates also allows American Express to provide Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by adjusting the discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. Refer to Exhibit 12.1 for fixed charge coverage ratio calculation.

In October 2008, as part of American Express’ strategy to increase its flexibility in funding U.S. consumer and small business charge card receivables, Credco and both American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks) mutually agreed to amend their respective Receivables Agreements. The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility, from time to time, to sell the receivables to Credco or to retain the receivables and fund them from their own sources, which aligns with American Express’ strategy to maintain access to a range of funding sources. However, the amended agreements require the Banks to sell either all or none of their charge card receivables to Credco at any given time. The Banks, therefore, may not direct receivables with particular risk characteristics for sale to Credco. The arrangements between Credco and the Banks have no impact on Credco’s funding of U.S. Corporate Card charge receivables and charge card receivables outside the United States.

The amendments to the Receivables Agreements have led to a material reduction of purchases of cardmember receivables from the Banks. This reduction in volume has resulted in a reduction in Credco’s issuances in the debt capital markets and, in particular, its reliance on short-term borrowings. However, a decline in Credco’s debt issuances, all else being equal, should not have an adverse affect on Credco’s performance and could serve to strengthen Credco’s balance sheet metrics, particularly the debt coverage ratio as the debt reduces and capital levels become a larger portion of financing support. This could be beneficial to Credco in the event the markets in which it traditionally borrows become stressed as to pricing, liquidity, or both, as recently occurred in the period from late 2007 through early 2009. The amended agreements could result in increased volatility in the volume of Credco’s purchases of receivables, and thus its operating metrics that are volume-driven, including net income. Other measures of profitability that Credco believes to be important to debt investors, such as the fixed charge coverage ratio and margins, are generally not materially impacted by a reduction in purchased receivables volume.

Under the amended agreements, the Banks will decide whether to sell their charge card receivables to Credco based primarily upon their consideration of the net cost of funding through sale to Credco, maintenance of a consistently available variety of funding sources, and the effect on the Banks’ required level of capital from the decision to sell or not sell their charge card receivables. The amended agreements require the Banks to either sell all or none of their charge card receivables to Credco at any given time, and therefore the Banks may not choose receivables with particular risk characteristics for sale to Credco. As was the case under the original agreements, an overall decline in the quality of receivables purchased from the Banks may result in a higher total expense to Credco of purchasing the receivables. Credco includes its expenses in the calculation of the discount rate at which Credco offers to purchase receivables from the Banks and that discount rate is further adjusted to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. Those expenses include provision for losses, interest cost and any applicable service fees. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increased cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 33 below.

During any period Credco is not purchasing the charge card receivables from the Banks, a higher proportion of its business will be made up of the purchase of both charge and credit card receivables from outside the United States and U.S. Corporate Card charge receivables than if it had continued to purchase receivables from the Banks. The credit quality of receivables from outside the United States has been comparable to that of U.S. receivables.

Credco funds, either directly or indirectly through its consolidated subsidiaries, cardmember receivables and loans of its American Express affiliates primarily in one or more of three ways:

•	purchases, without recourse, of cardmember receivables and loans directly from the card issuer;

•	unsecured loans provided to affiliates, primarily other American Express bank subsidiaries; and

•	loans provided to affiliates that are collateralized by cardmember receivables and loans.

Where Credco purchases cardmember receivables and loans without recourse, amounts resulting from unauthorized charges (for example, those made with a lost or stolen card) are excluded from the definition of receivables and loans under the Receivables Agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, the card issuer repurchases the charge from Credco.

Credco generally purchases non-interest and interest-bearing cardmember receivables at face amount less a specified discount, which is determined at the time of purchase based upon the nature of the receivables. The discount rate applicable to purchases of new receivables is negotiated to reflect the changes in money market interest rates and the collectibility of the receivables. New groups of cardmember receivables are generally purchased net of reserve balances.

Cardmember loans are primarily funded by subsidiaries of TRS other than Credco, although certain cardmember loans are purchased by Credco. These cardmember loans consist of certain interest-bearing and discounted revolving loans generated by cardmember spending on American Express credit cards issued in non-U.S. markets.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds cardmember receivables and cardmember loans in Canada primarily through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS, rather than through the purchase of receivables without recourse. In Australia and the United Kingdom, Credco funds cardmember receivables and cardmember loans principally through transfers of receivables with recourse from card issuers, which are wholly-owned subsidiaries of TRS. These local funding strategies result in Credco recording additional loans to affiliates. In Mexico, Credco funds cardmember receivables by acquiring such receivables with recourse from American Express Company (Mexico) and funds cardmember loans through loans to American Express Bank (Mexico), both of which are wholly-owned subsidiaries of TRS.

In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchased participation interests from American Express Receivables Financing Corporation V LLC (RFC V), a wholly-owned subsidiary of TRS which receives an undivided, pro rata interest in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. TRS and its subsidiaries originated the receivables. AEIT is a non-qualifying special purpose entity that is consolidated by RFC V.

A subsidiary of TRS, as an agent for Credco, underwrites the cardmember receivables and loans and thus establishes credit standards for cardmembers on Credco’s behalf. In addition, the subsidiary of TRS performs accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. The Receivables Agreements provide that, without prior written notice to Credco, the credit standards used to determine whether a card is to be issued to an applicant may not be materially reduced and the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

Current Economic Environment/Outlook

2009 was a challenging year characterized by a weak economy, frozen credit markets in the first half of the year and high credit losses industry-wide. In the first two quarters, spending on American Express cards and cardmember loan balances declined by double digits as compared to the corresponding periods in 2008 and credit metrics (e.g., past due and write-off rates) peaked at historically high levels. In the third quarter, American Express’ credit actions began to positively impact past due and write-off rates and spending declines began to become less severe. The fourth quarter showed greater improvement.

In the fourth quarter of 2009 the year-over-year growth rate in cardmember spending volumes was positive for the first time since the third quarter of 2008, benefiting from both easier comparisons to year-ago billings as well as higher levels of spending. Improvements in billed business trends were experienced in all business lines in the fourth quarter. In addition, for the first time during the year, the growth rate in both the number of card transactions and average transaction size were positive in the fourth quarter as compared to the corresponding period in 2008. Despite these favorable trends, American Express expects the global economy to continue to recover gradually and the resulting environment to be characterized by billings growth that is more modest than it experienced before the recession as consumers and businesses remain cautious about their spending. If this occurs, the impact on Credco is likely to be a modest increase in purchases of cardmember receivables and loans.

Volume of Business

The following table shows substantially all cardmember receivables and cardmember loans purchased by Credco during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco at the end of such years (billions):

	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,(a)			Receivables and Loans Owned as of December 31,

Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

2009	$86	$32	$118	$7	$3	$10
2008	204	38	242	8	3	11
2007	262	31	293	24	3	27
2006	251	30	281	25	3	28
2005	233	27	260	22	3	25

(a)

In addition to the above activity, Credco also purchased new groups of cardmember receivables and loans totaling $1.8 billion, $1.9 billion, $0.7 billion, $2.0 billion and $17.1 billion in 2009, 2008, 2007, 2006 and 2005, respectively.

The reduction in volumes of receivables and loans purchased during 2009 when compared to prior periods, is primarily due to the amendment to the Receivables Agreements in October 2008, and to a lesser extent, the reduction in purchases resulting from lower cardmember spending in 2009 compared to the same period a year ago.

Cardmember Receivables and Cardmember Loans

As of December 31, 2009 and 2008, Credco owned $9.9 billion and $10.9 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are CRC’s purchases of the participation interests from RFC V in conjunction with TRS’ securitization program. As of December 31, 2009 and 2008, CRC owned approximately $2.9 billion and $2.4 billion, respectively, of such participation interests.

Cardmember receivables owned as of December 31, 2009, decreased approximately $966 million from December 31, 2008, primarily as a result of a reduction of cardmember receivables purchased due to the reductions in cardmember spending in the current economic environment.

As of December 31, 2009 and 2008, Credco owned cardmember loans totaling $474 million and $498 million, respectively. These loans consist of certain interest-bearing receivables comprised principally of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio for the years ended December 31:

(Millions, except percentages)	2009	2008	2007	2006	2005

Total cardmember receivables	$9,893	$10,859	$26,233	$27,506	$24,421
Loss reserves	$141	$204	$831	$739	$671
Loss reserves as a % of receivables(a)	1.4%	1.9%	3.2%	2.7%	2.7%
Average life of cardmember receivables (in days)(b)	29	33	34	32	32

Cardmember receivables subject to 180 day past due write-off policy(a)	$2,744	$2,444	N/A	N/A	N/A
30 days past due as a % of total	1.5%	2.6%	N/A	N/A	N/A
Average receivables	$1,899	$11,413	N/A	N/A	N/A
Write-offs, net of recoveries	$54	$893	N/A	N/A	N/A
Net write-off rate (a)	2.9%	7.8%	N/A	N/A	N/A

Cardmember receivables subject to 360 day past billing write-off policy	$7,149	$8,415	$26,233	$27,506	$24,421
90 days past billing as a % of total	1.5%	2.8%	4.1%	3.3%	3.3%
Write-offs, net of recoveries	$185	$146	$658	$525	$579
Net write-off rate (c)	0.20%	0.12%	0.23%	0.19%	0.22%

(a)

In the fourth quarter of 2008, American Express revised the time period in which past due cardmember receivables for its U.S. Card Services segment are written off to 180 days past due, consistent with applicable bank regulatory guidance. Previously, receivables were written off when 360 days past billing. A cardmember is considered 360 days past billing if payment has not been received within 360 days of the cardmember’s billing statement date. A cardmember account becomes past due if payment is not received within 30 days after the billing statement date. Credco’s receivables subject to 180 day past due write-off and the related net write-off rate, which reflects write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the years indicated, are reflected above, and includes $257 million of net write-offs in 2008 as result of the methodology change. See further discussion in Note 3 of the Consolidated Financial Statements.

(b)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(c)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.

Reserves for Cardmember Receivables and Cardmember Loans

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2009	2008	2007	2006	2005

Reserve for losses:
Balance at beginning of year	$218	$841	$749	$686	$610
Additions:
Provisions for losses	214	641	842	589	662
Other credits(b)	12	46	14	11	552
Deductions:
Accounts written-off, net(a) (c)	263	1,204	666	532	600
Other charges(d)	21	106	98	5	538

Balance at end of year	$160	$218	$841	$749	$686

Reserve for losses as a % of gross cardmember receivables and loans owned at year-end	1.5%	1.9%	3.2%	2.7%	2.7%

(a)	Includes recoveries on accounts previously written-off of $75 million, $144 million, $175 million, $158 million and $172 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(b)

Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates. New groups of cardmember receivables and loans purchased totaled $1.8 billion, $1.9 billion, $0.7 billion, $2.0 billion and $17.1 billion in 2009, 2008, 2007, 2006 and 2005, respectively.

(c)	The net write-offs for 2008 include approximately $257 million resulting from the 180 day write-off methodology change discussed previously.

(d)

Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates. Cardmember receivables and participation interests sold to affiliates totaled $2.3 billion, $2.0 billion, $2.1 billion, $0.4 billion and $16.1 billion in 2009, 2008, 2007, 2006 and 2005, respectively.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS.

The components of loans to affiliates as of December 31 were as follows:

(Millions)	2009	2008

TRS Subsidiaries:
American Express Australia Limited	$3,687	$3,204
Amex Bank of Canada	2,728	2,257
American Express Services Europe Limited	2,710	2,388
American Express Co. (Mexico) S.A. de C.V.	432	392
American Express Bank (Mexico) S.A.	349	317
American Express International, Inc.	221	943
American Express Centurion Bank(a)	—	2,225

Total(b)	$10,127	$11,726

(a)	During 2008, Credco loaned $2.2 billion to Centurion Bank as a consequence of the amendment to the Receivables Agreements discussed previously, which was repaid in February 2009.

(b)

As of December 31, 2009, Credco had $10.1 billion of outstanding loans to affiliates, of which approximately $6.8 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.3 billion are uncollateralized loans primarily with affiliated banks. As of December 31, 2008, Credco had $11.7 billion of outstanding loans to affiliates, of which approximately $6.0 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $5.7 billion are uncollateralized loans primarily with affiliated banks.

Due from Affiliates

As of December 31, 2009 and 2008, amounts due from affiliates were $4.9 billion and $3.7 billion, respectively. These amounts relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, as well as to operating activities.

Short-term Debt to Affiliates

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2009	2008

AE Exposure Management Ltd.	$2,087	$2,356
American Express(a)	948	3,579
American Express Holdings (Netherlands) C.V.	294	417
American Express Europe Limited	150	175
National Express Company, Inc.	142	91
American Express Publishing Corp.	55	84
TRS(a)	—	1,483
Other	217	132

Total	$3,893	$8,317

(a)

During 2009, due to a strategic shift in the way American Express manages its consolidated excess cash, Credco repaid approximately $2.6 billion and $1.5 billion of master notes with American Express and TRS, respectively.

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term.

Sources of Funds

Credco’s business is financed by borrowings consisting principally of issuances of U.S. and non-U.S. dollar term debt, borrowings under bank credit facilities in certain international markets, intercompany borrowings, and issuances of commercial paper, as well as cash provided through operations. Since September 2008, Credco’s reliance on commercial paper as a funding source has diminished considerably. This short-term source has not been replaced with other types of short-term debt because Credco’s funding needs have decreased due to the reduction of receivable purchases resulting from the amendment to the Receivables Agreements as discussed previously. Credco has not issued asset-backed securities in the past three years or in any previous years (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Capital Resources and Liquidity—Funding Strategy”.

The weighted average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Year	Weighted Average Effective Interest Rate

2009	2.15%
2008	3.95%
2007	5.26%
2006	4.63%
2005	3.63%

Refer to Notes 5, 6 and 10 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

During the second quarter of 2009, Credco’s rating was downgraded by Moody’s Investor Services (Moody’s) and Standard and Poor’s (S&P), two of the major rating agencies, as follows:

•	Moody’s lowered the long-term ratings of Credco from A1 to A2. Moody’s Prime-1 short-term rating was affirmed.

•	S&P lowered the long-term ratings on Credco from A to BBB+ and its short-term ratings from A-1 to A-2.

Credco does not believe its commercial paper and term debt pricing were adversely affected by the ratings actions in 2009; however, it is difficult to draw conclusions given the severe market disruptions and the unprecedented intervention of the U.S. government in the capital markets since the second half of 2008. There can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding and increase Credco’s cost of capital.

Foreign Operations

See Notes 1, 8 and 14 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

As of December 31, 2009 and 2008, Credco had 17 and 22 employees, respectively.

Item 1A.	RISK FACTORS

Based on the information currently known, Credco believes that the matters discussed below identify the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below. Additional risks and uncertainties not presently known to Credco or that Credco currently believes to be immaterial may also adversely affect Credco’s business and the trading price of its securities.

Adverse capital and credit market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital.

The global money and capital markets, while demonstrating generally improved conditions, remains susceptible to volatility and disruption since August 2007, which could negatively impact market liquidity conditions.

Credco relies on liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, Credco could be forced to limit its business growth or curtail operations. The principal sources of Credco’s liquidity are payments from cardmembers, cash flows from its investment portfolio and assets, which are mainly cash or assets that are readily convertible into cash, instruments such as unsecured medium- and long-term notes and assets that could be sold to TRS for securitizations, and long-term committed bank borrowings facilities in certain non-U.S. markets, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates through intercompany loan agreements.

Notwithstanding Credco’s solid financial position, Credco is not immune from the pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment has impacted financial services companies. Although the market for Credco’s unsecured term debt has improved since the third quarter of 2009, there is no assurance that the markets will be open to us in the future. Therefore, Credco’s ability to obtain financing in the debt capital markets for unsecured term debt is dependent on a continuation of investor demand. Credco also has less flexibility in accessing the commercial paper market as a short-term funding vehicle due to its short-term debt rating and the volatility in the commercial paper market generally.

In the event that current sources of liquidity, including internal sources, do not satisfy Credco’s needs, it could be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, Credco’s long-term debt credit ratings, which were downgraded in April 2009 by two of the major rating agencies, and credit capacity. Additionally, it is possible that lenders could develop a negative perception of Credco’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreased due to an economic downturn or due to perceived operational risk. Similarly, Credco’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against Credco.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit Credco’s access to capital required to operate its business. Such market conditions may limit its ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow its business. As such, Credco may be forced to delay raising capital, or bear an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility.

If levels of market disruption and volatility worsen, there can be no assurance that Credco will not experience an adverse effect. This may have a material impact on Credco’s ability to access capital and on its business, financial condition and results of operations.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect Credco’s business and results of operations.

Credco’s results of operations are materially affected by conditions in the global capital markets and the economy in general, both in the United States and elsewhere.

Ongoing concerns over the availability and cost of credit, the mortgage and real estate markets, sovereign debt crises, fear of a double-dip recession and geopolitical issues have contributed to uncertain expectations for the economy and the markets going forward. These factors, combined with still relatively low levels of business and consumer confidence and increased unemployment, continue to impact global economies, which helped drive declines in credit and charge card usage and adverse changes in payment patterns by consumers and businesses. It is unclear the degree to which the U.S. government’s economic stimulus spending will foster economic growth in the United States during the remainder of 2010.

This environment has had, and may continue to have, an adverse effect on Credco, in part because it is dependent upon consumer and business behavior. If the economy were to worsen, customer behaviors could change further. Credco’s revenue growth is likely to decline in such circumstances and, in certain instances, revenues may decrease, and its profit margins could erode. In addition, in the event of extreme prolonged market adversity, such as the global credit crisis and economic slowdown, Credco could incur significant losses.

The scarcity of available credit, lack of confidence in the financial markets, reduced consumer and business spending, and credit metric performance also pose other risks to Credco’s results of operations and financial condition. In particular, Credco may face the following risks, among others, in connection with these events:

•

The processes Credco uses to estimate losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

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

Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on Credco’s business and infrastructure, including its information technology systems. Because Credco derives a portion of its revenues from travel-related spending, its business will be sensitive to safety concerns, and thus is likely to decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.

If the conditions described above (or similar ones) persist or worsen, Credco could experience continuing or increased adverse effects on its results of operations and financial condition.

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

Although Credco’s long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt were downgraded during the second quarter of 2009 by Moody’s Investors Services (Moody’s) and Standard & Poor’s (S&P), two of the major rating agencies. The rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength, perceived operation risk as well as factors not entirely within Credco’s control, including conditions affecting the financial services industry generally and the wider state of the economy. There can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding and increase Credco’s cost of capital.

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

Credco must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies, the rate of bankruptcies, and other credit trends that can affect spending on Card products, debt payments by individual and corporate customers and businesses that accept American Express Card products.

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

Although Credco and the Card Issuers make estimates to provide for credit losses in their respective outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information Credco and the Card Issuers use in managing their credit risk may be inaccurate or incomplete. Although Credco regularly reviews its and the Card Issuers’ credit exposure to specific clients, counterparties, industries, countries and regions that Credco and the Card Issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credco and the Card Issuers may also fail to receive full information with respect to the credit risks of customers.

Credco must also effectively manage the market risk to which it is exposed. Market risk is the risk to earnings or value resulting from movements in market prices. Credco is primarily exposed to market risk from the impact of interest rate movements on its borrowings and investment portfolios. If the rate of interest Credco pays on its borrowings increases, this will lead to Credco increasing the discount rate at which it offers to purchase receivables in order to achieve the minimum required 1.25 fixed charge coverage ratio. To the extent this increased price is not acceptable to the seller, the amount of receivables purchased may decline, which would result in a lower net income to Credco.

Credco must also accurately estimate the fair value of the assets in its investment portfolio and, in particular, those investments that are not readily marketable.

Additionally, Credco must also effectively manage liquidity risk to which it is exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy Credco’s obligations. If Credco is unsuccessful in managing its liquidity risk, it may maintain too much liquidity, which can be costly and limit financial flexibility, or it may be too illiquid, which could result in financial distress during a liquidity event. For additional information regarding Credco’s management of liquidity risk, see “Adverse capital and credit market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital” above.

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

On November 16, 2009, Credco filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in order to restate certain of its consolidated financial statements and amend related disclosures, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Restatement” below. Additionally, on March 31, 2010, Credco filed an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 to restate its consolidated cash flows for the nine months then ended as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Restatement” below. As further described in Item 9A(T), “Controls and Procedures”, Credco’s management has concluded that as of December 31, 2009, its disclosure controls and procedures and its internal controls over financial reporting were not effective because of material weaknesses in internal control over financial reporting relating to the processes used to record and monitor net investments in consolidated foreign subsidiaries and related to the preparation of financial statements. Although Credco has taken remedial actions, as described in Item 9A(T), “Controls and Procedures”, to address the identified material weaknesses, there can be no assurance that its management will determine in the future that its disclosure controls and procedures or internal control over financial reporting are effective.

Although Credco and the Card Issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, Credco’s risk management techniques and hedging strategies may not be fully effective. See Item 9A(T), “Controls and Procedures” for a discussion of material weaknesses in Credco’s internal control over financial reporting. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the policies and procedures Credco uses to identify, monitor and manage the risks Credco assumes in conducting its businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Credco is an indirect wholly-owned subsidiary of American Express and therefore subject to strategic decisions of American Express and affected by American Express’ performance.

Credco is fundamentally affected by its relationship with American Express. As an indirect wholly-owned subsidiary of American Express, Credco is managed by officers and employees of American Express and Credco is subject to a wide range of possible strategic decisions that American Express may make from time to time. Those strategic decisions could include the level and types of financing Credco provides to support the business of American Express and its subsidiaries and the level and types of transactional or other support made available to Credco by American Express. In addition, circumstances affecting American Express can significantly affect Credco. For example, Credco’s debt ratings are closely tied to those of American Express, and when rating agencies take actions regarding American Express’ ratings, they may take the same actions with respect to Credco’s ratings. Significant changes in American Express’ strategy or its relationship with Credco or material adverse changes in the performance of American Express or its other subsidiaries could have a material adverse effect on Credco. The outstanding debt and other securities of Credco are not obligations of American Express, TRS or other American Express subsidiaries.

Credco is an indirect wholly-owned subsidiary of American Express and any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.

Credco is an indirect wholly-owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its subsidiaries, principally the Card Issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables purchase agreements between Credco and each of the Banks and TRS. Credco or its subsidiaries are also parties to agreements with Card Issuers in various international markets for the purchase or transfer with recourse of card receivables and for unsecured loans to Card Issuers. The agreements between Credco and the Card Issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectibility). While there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the Card Issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.

Credco and its subsidiaries are dependent on the Card Issuers that generate receivables.

Credco and its subsidiaries are dependent on the Card Issuers that generate receivables. Credco and American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, are parties to receivables purchase agreements from the Card Issuers. These receivables agreements generally require that non-interest and interest-bearing receivables be purchased at discount rates that are negotiated and determined at the time of purchase based upon the nature of the receivables. Credco and AEOCC are dependent upon these contractual arrangements. Lower levels of cardmember receivables and loans generated by the Card Issuers from which Credco and AEOCC purchase receivables would result in a reduction in the level of finance operations and a reduction in revenues and net income of Credco and AEOCC.

In October 2008, Credco and each of FSB and Centurion Bank mutually agreed to amend their respective receivables purchase agreements to allow the Banks flexibility, from time to time, to sell receivables to Credco or to retain the receivables and fund them from their own sources. However, the amended agreements require the Banks to sell either all or none of their charge card receivables to Credco at any given time. The Banks, therefore, may not direct receivables with particular risk characteristics for sale to Credco. The amendments have led to a material reduction in Credco’s purchases of receivables from the Banks and could result in increased volatility in the volume of Credco’s purchases of receivables from time to time. This in turn could increase the volatility of Credco’s operating metrics that are volume-driven, including discount revenue, interest expense and net income. However, other measures of profitability that Credco believes to be important to debt investors, such as the fixed charge coverage ratio and margins, are generally not materially impacted by a reduction in purchased receivables volume.

The Credit Card Accountability Responsibility and Disclosure Act (CARD Act) of 2009 will significantly impact Credco’s business practices and could have a material adverse effect on Credco’s results of operations.

The CARD Act requires American Express to make fundamental changes to many of American Express current business practices, including marketing, underwriting, pricing and billing. Among other things, the CARD Act prohibits an issuer from increasing the annualized percentage rate (APR) on outstanding balances (with limited exceptions), requires additional account disclosures, provides consumers with the right to opt out of significant changes to account terms, and restricts penalty fees and charges that may be imposed by an issuer.

Most of the requirements of the CARD Act became effective in February 2010. Additional amendments to Regulation Z revising the open-end credit disclosure requirements become effective on July 1, 2010. Two provisions of the CARD Act do not come into effect until August 22, 2010. One of these provisions addresses the reasonableness and proportionality of penalty fees charged. The other provision requires issuers to evaluate past interest rate increases twice per year. The Federal Reserve is required to adopt regulations implementing these provisions, but has not yet done so. Because implementing regulations are not final, it is difficult to assess the impact of these two provisions. However, implementing these provisions could have a significant impact on American Express results of operations.

While American Express is making certain changes to its product terms and practices that are designed to mitigate the impact of the changes required by the CARD Act, there is no assurance that it will be successful. The long-term impact of the CARD Act on American Express’ business practices and revenues will depend upon a number of factors, including its ability to successfully implement its business strategies, consumer behavior and the actions of American Express’ competitors, which are difficult to predict at this time. If American Express is not able to lessen the impact of the changes required by the CARD Act, it will have a material adverse effect on results of operations. This, in turn, may also directly impact Credco’s results of operations.

Proposed legislative and regulatory reforms could, if enacted or adopted, result in our business becoming subject to significant and extensive additional regulations, which could adversely affect our results of operations and financial condition.

The extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to numerous proposals for legislative and regulatory reform that could substantially intensify the regulation of the financial services industry and that may significantly impact American Express and Credco. These proposals include the following:

•

Establishing a federal consumer financial protection agency that would have, among other things, broad authority to regulate, and take enforcement actions against, providers of credit, savings, payment and other consumer financial products and services.

•

Requiring heightened scrutiny and stricter regulation of any financial institution whose combination of size, leverage and interconnectedness could pose a threat to financial stability if it failed, restricting the activities of such institutions, and allowing regulators to dismantle large or systemically important banks and financial institutions, even healthy ones, if they are considered a grave risk to the economy.

•

Requiring large financial institutions, including, as proposed, American Express, to contribute to a fund that would be used to recover the cost of dismantling a bank or financial institution that is dismantled because it poses a grave risk to the economy.

•	Limiting the size and activities of financial institutions, including proposals to repeal portions of the

Gramm-Leach-Bliley Act.

•

Amending regulatory capital standards, and increasing regulatory capital requirements, for banks and other financial institutions, including American Express, and establishing new formulaic liquidity requirements applicable to financial institutions.

Lawmakers and regulators in the United States and worldwide continue to consider these and a number of other wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. For example, separate comprehensive financial reform bills have been introduced in both houses of Congress; the U.S. House of Representatives passed a financial reform bill in December of 2009 and the U.S. Senate is currently considering similar legislation.

In addition to proposed legislation affecting the financial services industry, Credco’s results of operations could be adversely impacted by other legislative action or inaction, including the potential failure of the U.S. Congress to extend the active financing exception to Subpart F of the Internal Revenue Code (expired on December 31, 2009), which could increase Credco’s effective tax rate and have an adverse impact on its net income. In addition, various proposals to reform the taxation of income earned by U.S. companies’ international business operations could, if enacted, adversely affect Credco’s net income.

We cannot predict the final form, or effects on American Express and Credco, of these or other potential or proposed reforms. These and other potential or proposed legislative and regulatory changes could impact the profitability of Credco’s business activities, limit our ability to pursue business opportunities, require Credco to change certain of its business practices or alter its relationships with customers, affect retention of key personnel, or expose Credco to additional costs (including increased compliance costs). Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition.

Other Reporting Matters

Accounting Developments

See the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Forward-looking Statements

Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•	the impact on American Express’ business resulting from continuing geopolitical and economic uncertainty;

•	Credco’s ability to satisfactorily remediate (i) the accounting errors resulting in the restatements or (ii) its material weaknesses in internal control over financial reporting; and

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, its credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Credco neither owns nor leases any material physical properties.

Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Credco or its subsidiaries is a party or of which any of their property is the subject. Credco knows of no such proceedings being contemplated by government authorities or other parties.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Express, through its wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco’s common stock.

Credco paid cash dividends of $400 million and $580 million to TRS in 2009 and 2008, respectively. For information about limitations on Credco’s ability to pay dividends, see Note 7 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the years ended December 31:

(Millions)	2009	2008	2007	2006	2005

Income Statement Data
Revenues	$1,217	$3,433	$3,870	$3,017	$2,276
Provisions for losses, net of recoveries	214	641	842	589	662
Interest expense (including to affiliates)	629	1,618	2,046	1,614	1,141
Income tax provision	8	132	60	95	50
Net income	362	864	725	622	415
Balance Sheet Data
Cash and cash equivalents	$304	$8,855	$2,925	$737	$1,051
Gross cardmember receivables	9,893	10,859	26,233	27,506	24,421
Reserve for losses, cardmember receivables	141	204	831	739	671
Gross cardmember loans	474	498	403	356	569
Reserve for losses, cardmember loans	19	14	10	10	15
Loans to affiliates	10,127	11,726	11,201	9,691	8,254
Investment securities (including restricted)	2,039	3,084	3,044	3,015	2,996
Total assets	28,152	39,265	45,843	40,963	37,368
Short-term debt (including due to affiliates)	4,910	15,684	19,775	15,469	15,982
Long-term debt	19,478	20,010	22,283	21,790	16,929
Shareholder’s equity	3,381	3,033	3,444	3,419	3,270
Cash dividends	400	580	750	500	200

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatements

As disclosed previously, on November 16, 2009, Credco restated its financial statements and filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, and June 30, 2009. The restatement was to correct errors in the translation of foreign currency balances related to an investment in a consolidated foreign subsidiary. These errors resulted in:

•	Incorrect transaction losses of $135 million being recorded in Other Revenues in the Consolidated Statements of Income from September 2007 through June 2009; and

•	Corresponding incorrect credits in Foreign Currency Translation Adjustments in Accumulated Other Comprehensive (Loss) Income on the Consolidated Balance Sheets over the same period.

The effect of the error in the translation of foreign currency balances, together with unrelated immaterial errors affecting the income tax provision, resulted in an understatement of net income for fiscal year 2008 and 2007 by $119 million (from $745 million to $864 million, as restated) and $5 million (from $720 million to $725 million, as restated), respectively. The correction of these errors resulted in an increase in Credco’s ratio of earnings to fixed charges from 1.50 to 1.62 (as restated) for fiscal year 2008 and no change to Credco’s ratio of earnings to fixed charges of 1.38 for fiscal year 2007. The effect of these errors also resulted in an overstatement of net income for the three-month periods ended June 30, 2009 and March 31, 2009 by $41 million (from $68 million to $27 million, as restated) and $9 million (from $144 million to $135 million, as restated), respectively. The correction of these errors resulted in a decrease in Credco’s ratio of earnings to fixed charges from 1.66 to 1.51 (as restated) for the six-month period ended June 30, 2009 and an increase in this ratio from 1.78 to 1.81 (as restated) for the three-month period ended March 31, 2009.

Additionally, on March 31, 2010, Credco filed an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Third Quarter 2009 Form 10-Q/A”) to restate its Consolidated Statement of Cash Flows for the nine months then ended. The restatement is the result of a correction of a manual error in the classification of cash flows pertaining to amounts Due from Affiliates. The error resulted from an incorrect identification of cash flows between investing and operating activites from transactions between Credco and its affiliates. As a result, a cash outflow from investing activities was inadvertently recorded as a cash inflow, with an equal and offsetting error in cash flow from operating activities. The error in the classification of cash flows relating to amounts Due from Affiliates resulted in an understatement of cash from operating activities of $3.9 billion (from an outflow of $3.1 billion to an inflow of $849 million, as restated) and a corresponding overstatement of cash from investing activities (from an inflow of $7.7 billion to an inflow $3.7 billion, as restated). The restatement did not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows, or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income, for the period presented.

Critical Accounting Policies

Credco’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about three critical accounting policies that are important to the Consolidated Financial Statements and that require significant management assumptions and judgments.

Reserves for Cardmember Losses

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolio of receivables and loans.

Reserves for cardmember receivables and loans losses are primarily based upon models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average losses and recoveries over an appropriate historical period. Management considers whether to adjust the analytic models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as tenure, industry or geographic regions. In addition, management adjusts the reserves for losses for other external environmental factors including leading economic and market indicators such as the unemployment rate, Gross Domestic Product (GDP), home price indices, non-farm payrolls, personal consumption expenditures index, consumer confidence index, purchasing manager’s index, bankruptcy filings, and the legal and regulatory environment. Generally, due to the short-term nature of cardmember

To the extent historical credit experience updated for emerging market trends in credit are not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable.

As of December 31, 2009, if an increase in write-off rates was 5 percent of cardmember receivables and loans at such date, the reserve for losses would increase by approximately $7 million. This sensitivity analysis does not represent management’s expectations of the deterioration in write-offs but is provided as a hypothetical scenario to assess the sensitivity of the provision for cardmember losses to changes in key inputs.

The process for determining the reserve for cardmember losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

(continued on next page)

Reserves for Cardmember Losses (continued)

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

receivables, the impact of the other external environmental factors on the inherent losses within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables and loans, and net write-off coverage.

Cardmember receivables and loans are written off when management deems amounts to be uncollectible and this is generally determined by the number of days past due. Cardmember loans are generally written off when 180 days past due. Cardmember receivables are generally written off when they are 360 days past billing, apart from cardmember receivables that are included in American Express’ U.S. Card Services segment, which are written off when they are 180 days past due. Such receivables are held by Credco Receivables Corporation (CRC). Refer to Note 3 to Credco’s Consolidated Financial Statements.

Cardmember receivables and loans in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries of both cardmember loans and receivables are recognized on a cash basis.

Fair Value Measurement

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Credco holds investment securities and derivative instruments. These financial instruments are reflected at fair value on Credco’s Consolidated Balance Sheets. Management makes significant assumptions and judgments when estimating the fair values of these financial instruments.

In accordance with GAAP governing fair value measurement and related disclosures, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The disclosure guidance establishes a three-level hierarchy of valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3).

Fair Value Measurement (continued)

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Investment Securities	Investment Securities	Investment Securities

Credco’s investment securities are comprised of U.S. Government Treasury and U.S. Government Sponsored Agencies (e.g., Fannie Mae or Freddie Mac) obligations. The investment securities are classified as available-for-sale with changes in fair value recorded in accumulated other comprehensive (loss) income within shareholder’s equity on Credco’s Consolidated Balance Sheets.

The fair market values for Credco’s investment securities are obtained primarily from pricing services engaged by Credco. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades and/or broker-dealer quotes, all with reasonable levels of transparency. The pricing services do not apply any adjustments to the pricing models used. In addition, Credco did not apply any adjustments to prices received from the pricing services. Credco reaffirms its understanding of the valuation techniques used by its pricing services at least annually. In addition, Credco corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources. As of December 31, 2009 and 2008, all of Credco’s investment securities are classified in Level 2 of the fair value hierarchy. Refer to Note 2 to Credco’s Consolidated Financial Statements.

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

Fair Value Measurement (continued)

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

	Other-Than-Temporary Impairment	Other-Than-Temporary Impairment

Realized losses are recognized when management determines that a decline in value is other than temporary, which requires judgment regarding the amount and timing of recovery.

Credco reviews and evaluates its investment securities at least quarterly, and more often as market conditions may require, to identify investment securities that have indications of other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, Credco considers several metrics when evaluating investment securities for an other-than-temporary impairment. The key factors considered when assessing other-than-temporary impairment include the determination of the extent to which the decline in fair value of the investment security is due to increased default risk for the specific issuers or market interest rate risk. With respect to increased default risk, Credco assesses the collectibility of principal and interest payments by monitoring a number of issuer-specific factors, and the extent to which amortized cost exceeds fair value and the duration and size of that difference. With respect to market interest rate risk, including benchmark interest rates and credit spreads, Credco assesses whether it has the intent to sell the investment securities and whether it is more likely than not that Credco will not be required to sell the investment securities before recovery of any unrealized losses. Refer to Note 4 to Credco’s Consolidated Financial Statements.

In determining whether any of Credco’s investment securities are other-than-temporarily impaired, a change in facts and circumstances could lead to a change in management judgment around Credco’s view on collectibility and credit quality of the issuer, or Credco’s intent to sell the investment securities and whether it is more likely than not that Credco will not be required to sell the investment securities before recovery of any unrealized losses. Therefore, it is at least reasonably possible that a change in estimate will occur in the near term relating to other-than-temporary impairment. This could result in Credco recording an other-than-temporary impairment loss through earnings with a corresponding offset to accumulated other comprehensive (loss) income. As of December 31, 2009, Credco had no gross unrealized losses in its investment securities portfolio.

Fair Value Measurement (continued)

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Derivative Instruments	Derivative Instruments	Derivative Instruments

Credco’s primary derivative instruments include interest rate swaps, foreign currency forward agreements, and cross-currency swaps. Derivative instruments are reported at fair value in other assets and other liabilities on Credco’s Consolidated Balance Sheets. Changes in fair value are recorded in accumulated other comprehensive (loss) income, and/or in the Consolidated Statements of Income, depending on (i) the documentation and designation of the derivative instrument, and (ii) if the derivative instrument is in a hedging relationship, its effectiveness in offsetting the changes in the designated risk being hedged.

The fair values of Credco’s derivative instruments is estimated by using either a third party valuation service that uses proprietary pricing models or by using internal pricing models, neither of which contains a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets. In each case, the valuation models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, and volatility.

Credit valuation adjustments are necessary when the market parameters (for example, a benchmark curve) used to value the derivative instruments are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure.

In the measurement of fair value for Credco’s derivative instruments, although the underlying inputs used in the pricing models are readily observable from actively quoted markets, the pricing models do entail a certain amount of subjectivity and therefore, differing judgments in how the underlying inputs are modeled could result in different estimates of fair value. In addition, any necessary credit valuation adjustments are based on observable default rates. A change in facts and circumstances could lead to a change in management judgment about counterparty credit quality, which could result in Credco recognizing an additional counterparty credit valuation adjustment. As of December 31, 2009, the credit and nonperformance risks associated with Credco’s derivative instrument counterparties were not significant.

Credco manages derivative instrument counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative instrument credit risk, counterparties are required to be pre-approved and rated as investment grade. Credco’s derivative instruments are classified in Level 2 of the fair value hierarchy. Refer to Notes 2 and 8 to Credco’s Consolidated Financial Statements.

Income Taxes

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

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

Unrecognized Tax Benefits

Credco establishes a liability for unrecognized tax benefits, which are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements.

Unrecognized Tax Benefits

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

Unrecognized Tax Benefits

If the tax benefit ultimately realized differs from the amount previously recognized in the income tax provision, Credco recognizes an adjustment of the unrecognized tax benefit through the income tax provision.

Deferred Taxes

Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, Credco records or adjusts the related valuation allowance in the period that the change in facts or circumstances occurs, along with a corresponding increase or decrease to the income tax provision.

Deferred Taxes	Deferred Taxes

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

Consolidated Capital Resources and Liquidity

Credco’s balance sheet management objectives are to maintain:

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•	Liquidity programs that enable Credco to satisfy all maturing financing obligations for at least a 12-month period should some or all of its funding sources become inaccessible.

Funding Strategy

Credco seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations, cost-effectively finance current and future asset growth, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity, or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. The market for Credco’s unsecured term debt has improved in 2009 as the capital markets continue to recover. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to reduce and distribute its refinancing requirements in future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as seek to add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as disruption of financial markets, market capacity, and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy for 2010 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while maintaining access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to be able to satisfy all maturing funding obligations for a 12-month period. Credco has $3.5 billion of unsecured long-term debt that will mature during 2010.

Credco’s liquidity and funding strategy is designed to support the maintenance of appropriate and stable debt ratings from the major credit rating agencies, including Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings, and Dominion Bond Rating Service (DBRS). During 2009, three of the four credit rating agencies that rate Credco provided updates on Credco’s ratings as follows:

Moody’s

•

In the second quarter of 2009, Moody’s lowered the long-term ratings of Credco from A1 to A2, reflecting Moody’s concerns regarding the erosion in asset quality and weaker revenue trends stemming from the “severe U.S. recession”. Moody’s also cited “structural and regulatory changes in the credit card and consumer lending industry” as posing longer-term challenges. Moody’s Prime-1 short-term rating was affirmed.

S&P

•

In the second quarter of 2009, S&P lowered the long-term ratings on Credco from A to BBB+ and its short-term ratings from A-1 to A-2. S&P indicated that the ratings action was driven by its view that “funding and liquidity will remain concerns over the long-term” given Credco’s reliance on rate sensitive wholesale funding.

•

On January 29, 2010, S&P raised its outlook for Credco from negative to stable citing “the recent improvements in American Express’ asset quality, and the implications this has on its earnings” and affirmed its ratings.

DBRS

•

On January 26, 2010, DBRS announced that it had revised its outlook on the long-term senior ratings of Credco (A (high)) from negative to stable, citing “the progress Amex has achieved in reducing risks in the balance sheet while protecting and enhancing the overall franchise”.

Credco’s Short-Term ratings, Long-Term ratings and Outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term ratings	Long-Term ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Negative

Moody’s	Prime-1	A2	Stable

S&P	A-2	BBB+	Stable

A downgrade in Credco’s debt rating could result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, a lower debt rating could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets.

Credco does not believe its commercial paper and term debt pricing were adversely affected by the ratings actions in 2009; however, it is difficult to draw conclusions given the severe market disruptions and the unprecedented intervention of the U.S. government in the capital markets since the second half of 2008. The overall level of the funding provided by Credco to the Banks and other American Express subsidiaries is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the Banks and Credco’s other affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing.

Short-term Funding Programs

Credco’s primary short-term funding program, the issuance and sale of commercial paper, is used mainly to meet working capital needs, such as managing seasonal variations in receivables balances. Short-term borrowing, particularly commercial paper, decreased significantly during 2009 as part of the change in Credco’s funding mix. The amount of short-term borrowing issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2009, Credco had $1.0 billion of commercial paper outstanding and average commercial paper outstanding was $2.0 billion and $10.8 billion in 2009 and 2008, respectively.

Based on the maximum available borrowings under committed third party bank credit facilities and investment securities, Credco’s total liquidity coverage of net short-term borrowings was in excess of 100 percent as of December 31, 2009 and 2008, respectively.

In 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF), which provided three months of liquidity to U.S. issuers of commercial paper through a special purpose vehicle. The CPFF program expired on February 1, 2010. Under current market conditions, Credco does not expect the expiration of the CPFF program to have any material impact on Credco’s business or funding positions. However, if the unprecedented levels of volatility and disruptions in capital markets reemerge, the lack of government supported liquidity programs, such as CPFF, could negatively impact Credco’s funding capabilities.

The following table presents select statistics regarding Credco commercial paper outstanding for each of the quarters for the years ended December 31, 2009, 2008 and 2007:

	Outstanding Balance ($ Billion) as of:

Period	Ending	Average	Minimum	Maximum

Q1’07	5.5	7.2	5.2	9.9
Q2’07	7.9	7.0	5.3	9.0
Q3’07	9.0	8.4	6.8	9.8
Q4’07	10.5	8.6	7.5	10.5

Q1’08	14.1	11.6	10.3	14.1
Q2’08	12.6	13.2	11.5	14.7
Q3’08	9.2	10.9	9.2	12.1
Q4’08(a)	7.3	7.3	4.4	9.0

Q1’09	1.8	3.7	1.4	7.4
Q2’09	1.4	1.5	1.2	2.0
Q3’09	1.1	1.1	0.9	1.3
Q4’09	1.0	0.8	0.6	1.1

(a)

Includes $4.5 billion under the CPFF as of December 31, 2008, which was also the maximum balance under the CPFF. Credco has not issued commercial paper to the CPFF since November 4, 2008, and had no commercial paper outstanding under the CPFF since March 30, 2009.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of December 31:

(Billions)	2009	2008

Long-term debt outstanding	$19.5	$20.0
Average long-term debt	$18.8	$21.2

See further details on total year-end stated rates on debt and maturities in Note 6 to the Consolidated Financial Statements.

Credco has the ability to issue debt securities under shelf registrations filed with the SEC. The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. On August 25, 2009, Credco successfully issued $1.5 billion of non-guaranteed fixed-rate senior unsecured debt from its U.S. shelf registration. In addition, Credco re-entered the Retail Note market in December 2009, with issues totaling $79 million. As of December 31, 2009 and 2008, Credco had $11.1 billion and $13.0 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $50.0 billion. In the fourth quarter of 2009, Credco successfully accessed the United Kingdom unsecured debt markets under this program and issued £750 million (approximately $1.2 billion) of senior unsecured debt. As of December 31, 2009, $2.6 billion was outstanding under this program, of which $2.1 billion was issued by Credco. As of December 31, 2008, $3.7 billion was outstanding under this program, of which $2.4 billion was issued by Credco.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.4 billion. During 2009, no notes were issued under this program. As of December 31, 2009 and 2008, approximately $4.6 billion and $3.5 billion, respectively, was available for issuance under this program.

As of December 31, 2009, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance when necessary of up to approximately $3.4 billion of notes by American Express Canada Credit Corporation (CanCredco), an indirect wholly owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During 2009, Credco successfully accessed the Canadian unsecured debt markets and issued CAD950 million (approximately $913 million) of senior unsecured debt. The financial results of CanCredco are included in the consolidated financial results of Credco.

The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. During 2009 and 2008, Credco paid cash dividends of $400 million and $580 million, respectively, to TRS. These payments did not violate any covenants. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity in the form of cash and cash equivalents and readily-marketable securities easily convertible into cash, as well as access to additional cash and cash equivalents through intercompany borrowing arrangements to satisfy all maturing funding obligations for a period of 12 months, in addition to having access to significant additional contingent liquidity sources. This objective is managed by regularly accessing capital through a broad and diverse set of funding programs, by maintaining a portfolio of cash and readily-marketable securities, as well as a variety of contingent sources of cash and financing. Credco maintains a liquidity plan that enables it to continuously meet its financing obligations even when access to its primary funding sources become impaired or markets become inaccessible.

In addition to its cash and readily-marketable securities, Credco continues to maintain a variety of contingent liquidity resources, such as access to securitizations of cardmember receivables through sales of receivables to TRS for securitization by RFC V and AEIT.

The yield Credco receives on its cash and readily-marketable securities is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs substantial net interest cost on these amounts. The level of net interest costs will be dependent on the size of its cash and readily-marketable securities holdings, as well as the difference between its cost of funding these amounts and their investment yields.

Cash and Readily-Marketable Securities

As of December 31, 2009, Credco had cash and cash equivalents of approximately $0.3 billion as well as $2.0 billion of readily-marketable securities. These investments are of high credit quality and are highly liquid short-term instruments and longer-term, U.S. Treasury securities and government-sponsored enterprise debt. These instruments are managed to either mature prior to the maturity of borrowings that will occur within the next 12 months, or are sufficiently liquid that Credco can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs. In addition to its actual holdings of cash and readily marketable securities, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained the following committed bank credit facilities as of December 31, 2009:

(Billions)	American Express	Credco		Total

Committed(a)	$1.3	$10.1	(b)	$11.4
Outstanding	—	$3.2		$3.2

(a)

Committed lines were supplied by 34 financial institutions as of year-end. However, effective January 20, 2010, the agreements in which Aurora Bank FSB (previously Lehman Brothers Bank FSB) participated were amended and their participation waived. This reduced the total committed lines by $147 million.

(b)	Credco has the right to borrow a maximum amount of $11.4 billion with a commensurate maximum $1.3 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.8
2012	6.7

Total	$11.4

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	Credco	American Express

2009	1.59	2.22
2008	1.62	1.96
2007	1.38	2.24

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all the funding sources, Credco believes that it would have the liquidity to satisfy all maturing funding obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Results of Operations

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, the relationship of the total discount to Credco’s interest expense, interest earned on our investments and other interest-earning loans and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased 58 percent to $362 million for the year ended December 31, 2009, as compared to $864 million for the year ended December 31, 2008. The year-over-year decrease was primarily due to a decrease in discount revenue as a result of decreased purchases of cardmember receivables, interest earned on investments and interest earned on loans to affiliates.

The following table summarizes the changes attributable to the (decrease) increase in key revenue and expense accounts:

(Millions)	2009	2008

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$(1,140)	$(516)
Discount rates	(399)	(166)

Total	$(1,539)	$(682)

Interest income from affiliates:
Average loans to affiliates	$(69)	$113
Interest rates	(243)	(19)

Total	$(312)	$94

Interest income from investments:
Average investments outstanding	$11	$151
Interest rates	(175)	(182)

Total	$(164)	$(31)

Provisions for losses, net of recoveries:
Volume of receivables purchased	$(402)	$(183)
Provisions rates and volume of recoveries	(25)	(18)

Total	$(427)	$(201)

Interest expense:
Average debt outstanding	$(488)	$75
Interest rates	(287)	(324)

Total	$(775)	$(249)

Interest expense to affiliates:
Average debt outstanding	$(7)	$34
Interest rates	(207)	(213)

Total	$(214)	$(179)

Discount Revenue Earned on Purchased Cardmember Receivables and Loans

Discount revenue decreased 70 percent or $1.5 billion to $652 million for 2009, as compared to $2.2 billion in 2008, due to a decrease in both the volume of receivables and loans purchased and discount rates. Volume of receivables and loans purchased for 2009 decreased 51 percent from $242 billion in 2008 to $118 billion, primarily due to the amendment of the Receivables Agreements between each of Credco and Centurion Bank and FSB; purchased volume does not include those cardmember receivables transferred with recourse to Credco and cardmember receivables and loans funded by loans to affiliates. Discount rates as of year-end 2009, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of approximately 35 basis points from 0.92 percent in 2008 to 0.57 percent in 2009.

Interest Income from Affiliates

Interest income from affiliates decreased 42 percent or $312 million to $432 million in 2009, as compared to $744 million in 2008. The year-over-year decrease is due to a decrease in both the interest rates charged to affiliates and, to a lesser extent, the volume of loans to affiliates. The average volume of loans to affiliates decreased partially due to decreases in loans to the Banks, as a consequence of amending the Receivables Agreements. The average interest rate charged to affiliates decreased 222 basis points from 6.18 percent in 2008 to 3.95 percent in 2009.

Interest Income from Investments

Interest income from investments decreased 66 percent or $164 million to $83 million for 2009, as compared to $247 million for 2008. The year-over-year decrease is due to a 194 basis point decline in the average interest rate on the total investment portfolio to 0.9 percent for 2009, as compared to 2.9 percent in 2008, due to the maturity of $1 billion of U.S. Treasury securities in 2009.

Other Revenues

Other revenues decreased from $203 million for the year ended 2008 to $2 million for the year ended 2009, primarily as a result of the change in value of foreign exchange forward contracts.

Provisions for Losses

The provisions for losses decreased 67 percent or $427 million to $214 million for 2009, as compared to $641 million for 2008. The year-over-year decrease primarily reflects the reduction in the average outstanding receivables balance and improvement in credit performance. The average outstanding receivables reduced as result of decline in purchases from the Banks due to the amendment of the Receivables Agreements previously discussed.

Interest Expense

Interest expense decreased 57 percent or $775 million to $588 million for 2009 as compared to $1,363 million for 2008, due to a decrease in average debt outstanding and lower interest rates. The average interest rate on debt outstanding during 2009 was 139 basis points lower than 2008 from 4.24 percent to 2.85 percent in 2009.

Interest Expense to Affiliates

Interest expense to affiliates decreased 84 percent or $214 million to $41 million for 2009 as compared to $255 million for 2008, due to lower interest rates and a decrease in average debt outstanding. The average rate due to affiliates during 2009 was 241 basis points lower than 2008, from 2.89 percent to 0.48 percent in 2009.

Service Fees to Affiliates

Credco is charged a servicing fee by certain affiliates (primarily the Banks) for the servicing of receivables purchased. Credco recognizes the servicing fees it incurs in service fees to affiliates in its Consolidated Statements of Income. Servicing fees of $1 million and $173 million were incurred for 2009 and 2008, respectively, of which the 2008 servicing fees primarily related to the agreement with the Banks. Due to the amendment of the receivables agreements in 2008, Credco did not purchase any receivables from the Banks during 2009. Certain other affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $126 million and $152 million for the years ended December 31, 2009 and 2008, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in those years.

Income Taxes

Credco’s effective tax rate for the years ended December 31, 2009 and 2008 was 2.2 percent and 13.3 percent, respectively. The tax rates for these years reflect recurring permanent tax benefits in relation to the level of pretax income.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board approved American Express Enterprise-wide Risk Management Policy, which defines risk management objectives, risk appetite, risk limits and escalation triggers, and establishes the internal governance structure for managing risk. The Policy focuses on the major risks that are relevant to American Express and Credco – credit risk, operational risk, market risk and reputational risk. Management committees, including the Enterprise Risk Management Committee (ERMC), chaired by American Express Chief Risk Officer, and the Asset-Liability Committee (ALCO), chaired by American Express Chief Financial Officer, are responsible for implementing policies for managing these risks across American Express, including Credco.

Credit Risk Management Process

Credit risk is defined as the risk of loss due to obligor or counterparty default. TRS manages the overall credit risk exposure associated with the cardmember receivables and loans purchased by Credco. Credit risk is defined as the risk of loss from an obligor or counterparty default. Credco is exposed to credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse, as well as through its participation interests. Since such a portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations, and social segments, its risk is reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in the cardmember receivables and cardmember loans.

Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated as investment grade. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its international operations.

General principles and the overall framework for managing market risk across American Express are defined in the Market Risk Policy, which is the responsibility of the ALCO. Market Risk limits and escalation triggers within that policy are approved by ALCO and by the ERMC. Market risk is centrally monitored for compliance with policy and limits by the Market Risk Committee, which reports into the ALCO and is chaired by the Chief Market Risk Officer. Market risk management is also guided by policies covering the use of derivative financial instruments, funding and liquidity and investments. Derivative financial instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of American Express’ market risk management. Use of derivative financial instruments is incorporated into the discussion below as well as Note 8.

Interest rate risk arises through the funding of cardmember receivables and fixed-rate cardmember loans purchased with variable-rate borrowings.

Interest rate exposure within Credco’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to effectively convert fixed-rate debt to variable-rate or to convert variable-rate debt to fixed-rate. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Credco regularly reviews its interest rate exposure profile and may modify it. Derivative financial instruments, primarily interest rate swaps, with notional amounts of approximately $8 billion were outstanding as of December 31, 2009 and 2008, respectively. These derivatives generally qualify for hedge accounting. A portion of the derivatives outstanding as of December 31, 2009 extend to 2015. Credco does not engage in derivative financial instruments for trading purposes.

Given the nature of Credco’s business model, where Credco includes its costs of funding in the calculation of the discount at which Credco offers to purchase receivables, and where such discount is further adjusted to maintain Credco’s required minimum fixed charge coverage ratio of 1.25, there would be minimal detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates.

Foreign exchange risk is generated by funding foreign currency cardmember receivables and loans in U.S. dollars, foreign subsidiary equity and foreign currency earnings in international units. Credco hedges this market exposure to the extent it is economically justified through various means, including foreign currency funding and the use of derivative financial instruments such as foreign exchange forwards and cross-currency swap contracts, which can help “lock in” the value of Credco’s exposure to specific currencies.

As of December 31, 2009 and 2008, foreign currency hedge instruments with total notional amounts of approximately $6 billion and $5 billion, respectively, were outstanding. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity generally do.

With respect to foreign currency exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2009.

Funding and Liquidity Risk Management Process

Funding and liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy Credco’s obligations. General principles and the overall framework for managing liquidity risk across American Express are defined in the Liquidity Risk Policy, which is the responsibility of the ALCO. Credco balances the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. Liquidity risk is centrally managed by the Funding and Liquidity Committee, which reports into the ALCO and is chaired by the Corporate Treasurer. American Express has developed a liquidity plan that enables it to meet its daily cash obligations when access to both unsecured and secured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that Credco and all of its main operating entities could continuously meet their maturing debt obligations for a 12-month period if access to all capital markets is interrupted.

Liquidity risk is managed both at an aggregate company level and at the major legal entities in order to ensure that sufficient funding and liquidity resources are available in the amount and in the location needed in a stress event. The Funding and Liquidity Committee manages the forecasts of American Express aggregate and Credco cash positions and financing requirements and the funding plans designed to satisfy those requirements under normal conditions, establishes guidelines to identify the amount of liquidity resources required, and monitors positions and determines any actions to be taken. Liquidity planning also takes into account operating cash flexibilities.

Operational Risk Management Process

Operational risk is the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error or the external environment (e.g., natural disasters) including losses due to failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal or regulatory penalties. Current areas of significant focus include data protection, anti-money laundering, and vendor risk, impact of organizational change, financial reporting risk and both internal and external fraud.

The general principles and the overall framework for managing operational risk across American Express are defined in the Operational Risk Policy approved by the ERMC. The Operational Risk Management Committee (ORMC) provides governance for the operational risk framework.

In order to appropriately measure operational risk, American Express has developed a comprehensive operational risk model. This model assesses (i) risk events, i.e., what occurred or could have occurred; (ii) root causes, i.e., why did it occur or could have occurred; and (iii) impact. Any impacts are assessed from a financial, brand, regulatory and legal perspective. The operational risk model also assesses the frequency and likelihood that events may occur again so that the appropriate mitigation steps may be taken.

The operational risk framework also includes the entity risk self-assessment. This is a risk workshop where senior leaders identify the key operational risks that the business unit or support group faces and determines preparedness to respond should these risks occur. Top risks are tracked to ensure that the appropriate monitoring or mitigation is in place. The day-to-day management of operational risk lies with Credco.

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

Credco maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by Credco in its Exchange Act reports is accumulated and communicated to Credco’s management including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were not effective as of December 31, 2009 due to the material weaknesses identified and described below.

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

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2009. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls — Integrated Framework. Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2009, Credco’s internal control over financial reporting was not effective because of the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed previously, Credco restated its financial statements and filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and amended Quarterly Reports on Form 10-Q/A for the periods ended March 31 and June 30, 2009. The restatement was to correct errors in the translation of foreign currency balances related to an investment in a consolidated foreign subsidiary. These errors were discovered by management in the third quarter of 2009 in connection with its preparation for the maturity of debt related to the investment, and brought immediately to the attention of the internal and external auditors, prior to the preparation of Credco’s financial statements for the third quarter of 2009. These errors resulted in:

•	Incorrect transaction losses of $135 million being recorded in Other Revenues in the Consolidated Statements of Income from September 2007 through June 2009; and

•	Corresponding incorrect credits in Foreign Currency Translation Adjustments (“FCTA”) in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets over the same period.

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

Additionally, Credco has filed an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Third Quarter 2009 Form 10-Q/A”) to restate its Consolidated Statement of Cash Flows for the nine months then ended. This restatement is to correct an overstatement of cash flows from investing activities and an equal and offsetting understatement of cash flows from operating activities, as further explained below. This restatement does not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows, or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income, for the period presented.

The restatement is the result of a correction of a manual error in the classification of cash flows pertaining to amounts Due from Affiliates. The error resulted from an incorrect identification of cash flows between investing and operating activities from transactions between Credco and its affiliates. As a result, a cash outflow from investing activities was inadvertently recorded as a cash inflow, with an equal and offsetting error in cash flow from operating activities. The error resulted in an overstatement of cash from investing activities of $3.9 billion and an understatement of cash from operating activities of $3.9 billion. The error corrected in the Third Quarter 10-Q/A was identified by management in the course of preparing the Consolidated Statement of Cash Flows for Credco’s 2009 Annual Report on Form 10-K, and brought immediately to the attention of the internal and external auditors. As part of the remediation activities for the material weakness identified in the third quarter of 2009, more senior personnel have been deployed to the accounting and control processes of Credco.

Following a further review of its controls and processes, Credco’s management has determined that it did not maintain effective controls over the preparation and review of its Consolidated Financial Statements. Accordingly, Credco’s management concluded that this deficiency constitutes a second material weakness.

Credco is a non-accelerated filer under applicable SEC rules and elected deferral under item 308T of Regulation S-K. As such, this annual report does not include an attestation report by PricewaterhouseCoopers LLP, Credco’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Credco’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Credco to provide only management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-K, this Management’s Report on Internal Control Over Financial Reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Remediation Steps to Address Material Weaknesses in Internal Controls

Credco has reviewed its processes and controls for recording and monitoring its investments in consolidated foreign subsidiaries and has determined that the error described above was limited to a discrete number of similar transactions (specifically three funding structures related to its investments in certain consolidated foreign subsidiaries). Credco has performed a detailed review of each of these investment funding structures and has determined there have been no other errors in accounting for them. To address the control deficiency described above, Credco instituted the following new controls:

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

Controls 1 and 5 above apply broadly to Credco’s process of preparing and reviewing its financial statements, and were instrumental in discovering the error being corrected in the Third Quarter 2009 Form 10-Q/A. In addition to these controls, Credco is implementing the following additional controls:

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

Based on the foregoing, management believes that, as of the filing date of this Form 10-K, the consolidated financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Testing of the effectiveness of the recently instituted controls is ongoing. As a result, Credco’s management believes the material weaknesses have not yet been fully remediated.

Changes in Internal Control over Financial Reporting

There were changes to Credco’s internal control over financial reporting relating to remediation measures as described above that occurred during the fourth quarter ended December 31, 2009 and through the date of this filing that would have a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

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

The Audit Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2009.

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

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $439,413 and $300,913 for the years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2009 or 2008.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2009 or 2008.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2009 or 2008.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm is subject to the specific pre-approval of the Audit Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by such Audit Committee in accordance with its pre-approval procedures. All such services provided by Credco’s independent registered public accounting firm have been pre-approved. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit Committee of American Express prior to the beginning of any services.

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

DATE March 31, 2010	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

DATE March 31, 2010	By	/s/ Kimberly R. Scardino

Kimberly R. Scardino
Vice President and Chief Accounting Officer

DATE: March 31, 2010	By	/s/ Anderson Y. Lee

Anderson Y. Lee
Chief Financial Officer and Director

DATE: March 31, 2010	By	/s/ Peter C. Sisti

Peter C. Sisti
Director

(Item 15 (a))

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN EXPRESS CREDIT CORPORATION

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN EXPRESS CREDIT CORPORATION

To the Board of Directors and Shareholder of
American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2010

CONSOLIDATED STATEMENTS OF INCOME
AMERICAN EXPRESS CREDIT CORPORATION

Years Ended December 31, (Millions)	2009	2008	2007

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$652	$2,191	$2,873
Interest income from affiliates	432	744	650
Interest income from investments	83	247	278
Finance revenue	48	48	53
Other	2	203	16

Total revenues	1,217	3,433	3,870

Expenses

Provisions for losses	214	641	842
Interest expense	588	1,363	1,612
Interest expense to affiliates	41	255	434
Service fees to affiliates	1	173	192
Other	3	5	5

Total expenses	847	2,437	3,085

Pretax income	370	996	785
Income tax provision	8	132	60

Net income	$362	$864	$725

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AMERICAN EXPRESS CREDIT CORPORATION

December 31, (Millions, except share data)	2009	2008

Assets

Cash and cash equivalents	$304	$8,855
Cardmember receivables, less reserves: 2009, $141; 2008, $204	9,752	10,655
Cardmember loans, less reserves: 2009, $19; 2008, $14	455	484
Loans to affiliates	10,127	11,726
Investment securities	2,039	3,084
Deferred charges and other assets	551	801
Due from affiliates	4,924	3,660

Total assets	$28,152	$39,265

Liabilities and Shareholder’s Equity

Short-term debt	$1,017	$7,367
Short-term debt to affiliates	3,893	8,317
Long-term debt	19,478	20,010

Total debt	24,388	35,694
Accrued interest and other liabilities	383	538

Total liabilities	$24,771	$36,232

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	$1	$1
Capital surplus	161	161
Retained earnings	3,408	3,446
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities gains, net of tax: 2009, $(8); 2008, $(15)	14	28
Net unrealized derivatives losses, net of tax: 2009, $2; 2008, $19	(3)	(35)
Foreign currency translation adjustments, net of tax: 2009, $0; 2008, $13	(200)	(568)

Total accumulated other comprehensive loss	(189)	(575)

Total shareholder’s equity	3,381	3,033

Total liabilities and shareholder’s equity	$28,152	$39,265

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AMERICAN EXPRESS CREDIT CORPORATION

Years Ended December 31, (Millions)	2009	2008	2007

Cash Flows from Operating Activities
Net income	$362	$864	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	214	785	1,017
Amortization and other	26	2	10
Deferred taxes	17	212	(46)
Changes in operating assets and liabilities:
Due from affiliates	174	(258)	2
Other operating assets and liabilities	78	450	(103)

Net cash provided by operating activities	871	2,055	1,605

Cash Flows from Investing Activities
Net decrease in cardmember receivables and loans	775	13,441	394
Purchase of investments	—	(2,637)	—
Maturity of investments	1,000	600	—
Sales of investments	—	1,994	—
Net decrease (increase) in loans to affiliates	3,038	(2,791)	(638)
Net increase in due from affiliates	(1,438)	(933)	(2,377)

Net cash provided by (used in) investing activities	3,375	9,674	(2,621)

Cash Flows from Financing Activities
Net decrease in short-term debt to affiliates	(4,424)	(365)	(904)
Net (decrease) increase in short-term debt	(6,350)	(3,726)	5,210
Issuance of long-term debt	3,697	6,265	3,536
Redemption of long-term debt	(5,322)	(7,388)	(3,888)
Dividends paid	(400)	(580)	(750)

Net cash (used in) provided by financing activities	(12,799)	(5,794)	3,204

Effect on exchange rate changes on cash and cash equivalents	2	(5)	—
Net (decrease) increase in cash and cash equivalents	(8,551)	5,930	2,188
Cash and cash equivalents at beginning of year	8,855	2,925	737

Cash and cash equivalents at end of year	$304	$8,855	$2,925

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
AMERICAN EXPRESS CREDIT CORPORATION

Three Years Ended December 31, 2009 (Millions)	Total	Common Stock	Capital Surplus	Accumulated Other Comprehensive (Loss) Income	Retained Earnings

Balances as of December 31, 2006	$3,419	$1	$161	$55	$3,202

Comprehensive income:
Net income	725				725
Change in net unrealized securities gains	23			23
Change in net unrealized derivatives gains	(40)			(40)
Foreign currency translation adjustments	80			80

Total comprehensive income	788
Post retirement benefit adjustment	2			2
Effect of change in accounting principle	(15)				(15)
Cash dividends paid	(750)				(750)

Balances as of December 31, 2007	3,444	1	161	120	3,162

Comprehensive income:
Net income	864				864
Change in net unrealized derivatives losses	(5)			(5)
Foreign currency translation adjustments	(690)			(690)

Total comprehensive income	169
Cash dividends paid	(580)				(580)

Balances as of December 31, 2008	3,033	1	161	(575)	3,446

Comprehensive income:
Net income	362				362
Change in net unrealized securities gains	(14)			(14)
Change in net unrealized derivatives losses	32			32
Foreign currency translation adjustments	368			368

Total comprehensive income	748
Cash dividends paid	(400)				(400)

Balances as of December 31, 2009	$3,381	$1	$161	$(189)	$3,408

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 1 Summary of Significant Accounting Policies

Basis of Presentation

American Express Credit Corporation (Credco), together with its subsidiaries, is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express).

Credco is engaged in the business of financing non-interest-bearing cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States, and in certain countries outside the United States. Credco also finances certain interest-bearing and discounted revolving loans generated by cardmember spending on American Express credit cards and issued in non-U.S. markets, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the Card.

In October 2008, as part of American Express’ strategy to increase its flexibility in funding U.S. consumer and small business charge card receivables, Credco and both American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks) mutually agreed to amend their respective Receivables Agreements. The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements will give the Banks the flexibility, from time to time, to sell the receivables to Credco or to retain the receivables and fund them from their own sources. However, the amended agreements require the Banks to sell either all or none of their charge card receivables to Credco at any given time. The Banks, therefore, may not direct receivables with particular risk characteristics for sale to Credco. The arrangements between Credco and the Banks have no impact on Credco’s funding of U.S. Corporate Card charge receivables and charge card receivables outside the United States.

American Express provides Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by adjusting the discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio.

Principles of Consolidation

The Consolidated Financial Statements of Credco are prepared in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany transactions are eliminated.

Credco consolidates all voting interest entities in which Credco holds a controlling financial interest through which Credco is able to exercise control over those entities’ operating and financial decisions. Entities in which the Credco’s voting interest does not provide Credco with control, but allows Credco to exert significant influence over their financial and operating decisions, are accounted for under the equity method. All other investments in equity securities, to the extent that they are not considered marketable securities, are accounted for under the cost method.

Investments with variable interest entities (VIEs) are limited. Credco consolidates any VIEs for which it is considered to be the primary beneficiary. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity. An enterprise is required to consolidate a VIE when it has a variable interest for which it is deemed to be the primary beneficiary; that is, it will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. Credco’s involvement with VIEs is comprised of one entity established to fund loans to affiliates in an international market. Credco is considered the primary beneficiary of this entity and consolidates it accordingly.

Certain reclassifications of prior year amounts have been made to conform to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive (loss) income, a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses resulting from the remeasurement of assets and liabilities denominated in a non-functional currency net of related hedges are reported net in other revenue or other expense, depending on the nature of the activity, in Credco’s Consolidated Statements of Income. Net non-functional currency transaction gains (losses) were immaterial for the years ended 2009, 2008 and 2007.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses, fair value measurement and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Discount Revenue

Credco earns discount revenue from purchasing cardmember receivables and loans at a discount to par value. The discount is deferred and recognized as revenue over the period that the receivables are estimated to be outstanding. Estimates are based on the recent historical average life of cardmember receivables.

Finance Revenue

Cardmember lending finance revenues are assessed using the average daily balance method for loans owned and are recognized based upon the loan principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written-off.

Interest Income from Affiliates

Interest income from affiliates is earned on interest-bearing loans made by Credco to affiliates. Interest income is accrued primarily using the average daily balance method on loans owned and is recognized based on the outstanding loan principle amount and interest rates specified in the agreements until the outstanding loan balance is paid.

Interest Income from Investments

Interest income for Credco’s performing fixed-income securities is accrued as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that a constant rate of return is recognized on the security’s outstanding balance. These amounts are recognized until such time as a security is in default or when it is likely that future interest payments will not be made as scheduled.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances, and other highly liquid investments with original maturities of 90 days or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Significant Accounting Policies

The following table identifies Credco’s other significant accounting policies, the Note and page where a detailed description of each policy can be found.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following accounting standards, which are effective beginning January 1, 2010. The adoption of the accounting standards listed below will not have a material impact on Credco’s financial position or results of operations and Credco will continue to consolidate its VIE subsequent to the adoption of the standards.

•

Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets: An amendment for accounting for transfers of financial assets will eliminate the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of VIEs. Other changes include additional considerations when determining if sale accounting is appropriate, as well as enhanced disclosure requirements. The new standard is to be applied prospectively to transactions completed after the effective date.

•

ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities: An amendment for accounting by enterprises involved with VIEs eliminates the scope exception for QSPEs and requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The new standard can be applied as of the effective date, with a cumulative-effect adjustment to retained earnings recognized on that date, or retrospectively, with a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first year adjusted.

Note 2 Fair Values

As permitted under GAAP, Credco adopted new fair value measurement and disclosure requirements in two phases. The first phase, effective for Credco January 1, 2008, establishes requirements for fair value measurements of financial assets and liabilities, and other recurring fair value measurements reported or disclosed at fair value. The second phase, effective for Credco January 1, 2009, establishes requirements for all assets and liabilities recognized or disclosed at fair value on a nonrecurring basis.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on Credco’s principal or most advantageous market for the specific asset or liability.

GAAP established a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 – inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

•

Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

	-	Quoted prices for similar assets or liabilities in active markets

	-	Quoted prices for identical or similar assets or liabilities in markets that are not active

	-	Inputs other than quoted prices that are observable for the asset or liability

	-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g. internally derived assumptions surrounding the timing and amount of expected cash flows).

For the year ended December 31, 2009, Credco did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

The following table provides a summary of the estimated fair values for Credco’s financial assets and financial liabilities measured at fair value on a recurring basis by GAAP’s valuation hierarchy (as described above), as of December 31:

	2009				2008

(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Investment securities	$—	$2,039	$—	$2,039	$—	$3,084	$—	$3,084
Derivatives(a)	—	318	—	318	—	545	—	545

Total assets	$—	$2,357	$—	$2,357	$—	$3,629	$—	$3,629

Liabilities
Derivatives(a)	$—	$68	$—	$68	$—	$120	$—	$120

Total liabilities	$—	$68	$—	$68	$—	$120	$—	$120

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of December 31, 2009 and 2008, $2.0 million and $8.0 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

Valuation Techniques Used in Measuring Fair Value

GAAP requires disclosure of the estimated fair value of all financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements for the fair value of financial instruments exclude leases, equity method investments, affiliate investments, pension and benefit obligations, insurance contracts and all non-financial instruments.

For the financial assets and liabilities measured at fair value on a recurring basis, summarized in the valuation hierarchy table above, Credco applies the following valuation techniques to measure fair value:

Investment Securities

•	When available, quoted market prices in active markets are used to determine fair value. Such investment securities are classified within Level 1 of the fair value hierarchy.

•

When quoted prices in an active market are not available, the fair values for Credco’s investment securities are obtained primarily from pricing services engaged by Credco, and Credco receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services are typically benchmark yields, benchmark security prices, credit spreads,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

prepayment speeds, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing services did not apply any adjustments to the pricing models used. In addition, Credco did not apply any adjustments to prices received from the pricing services. Credco classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets. The pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Credco reaffirms its understanding of the valuation techniques used by its pricing services at least annually. In addition, Credco corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources. Refer to Note 4 for additional fair value information.

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments, which could be assets or liabilities on the Consolidated Balance Sheets, is estimated by using either a third-party valuation service that uses proprietary pricing models, or by using internal pricing models, neither of which contain a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets. In each case, the valuation models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

Credit valuation adjustments are necessary when the market parameters (for example, a benchmark curve) used to value derivatives are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 8 for additional fair value information.

The following table discloses the estimated fair values for Credco’s financial assets and financial liabilities not carried at fair value as of December 31:

(Billions)	2009		2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Instrument Assets:
Assets for which carrying values equal or approximate fair value	$16	$16	$27	$27
Loans to affiliates	$10	$10	$12	$12
Financial Instrument Liabilities:
Liabilities for which carrying values equal or approximate fair value	$5	$5	$16	$16
Long-term debt	$19	$20	$20	$18

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2009 and 2008, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial assets for which carrying values equal or approximate fair value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, accrued interest, and certain other assets. For these assets, the carrying values approximate fair value because they are either short-term in duration, variable rate in nature or both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Financial assets carried at other than fair value

Loans to affiliates

Loans to affiliates are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. Fair value is estimated based on either the fair value of the underlying collateral, or the terms implicit in the loan agreements as compared with current market terms for similar loans.

Financial liabilities for which carrying values equal or approximate fair value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest, and certain other liabilities. For these liabilities, the carrying values approximate fair value because these are either short-term in duration, variable rate in nature, have no defined maturity, or a combination thereof.

Financial liabilities carried at other than fair value

Long-term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowing.

Note 3 Cardmember Receivables and Loans

The following table presents the cardmember receivables balances as of December 31:

(Billions)	2009	2008

Cardmember receivables, gross	$9,893	$10,859
Less: Cardmember receivables reserve for losses	141	204

Cardmember receivables, net	$9,752	$10,655

Cardmember receivables represent amounts due from American Express charge card customers. These receivables are recorded at the time they are purchased from TRS and certain of its subsidiaries that issue the card (Card Issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses, and typically include principal and any related accrued fees. Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC) from American Express Receivables Financing Corporation V LLC (RFC V). As of December 31, 2009 and 2008, CRC owned approximately $2.9 billion and $2.4 billion, respectively, of participation interests in cardmember receivables purchased from RFC V.

The following table presents the cardmember loans balances as of December 31:

(Billions)	2009	2008

Cardmember loans, gross	$474	$498
Less: Cardmember loans reserve for losses	19	14

Cardmember loans, net	$455	$484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending products. These loans are recorded at the time they are purchased from TRS and certain of its affiliates. These loans are presented in the Consolidated Balance Sheets, net of reserves for cardmember losses, and include accrued interest receivable and fees as of the balance sheet date. Additionally, cardmember loans include balances with extended payment terms on certain charge card products, such as Sign & Travel®. Credco’s policy is to cease accruing for interest once a cardmember loan is greater than 180 days past due. Accruals that cease are generally not resumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2009	2008	2007

Reserve for losses:
Balance at beginning of year	$218	$841	$749
Additions:
Provisions for losses	214	641	842
Other credits(b)	12	46	14
Deductions:
Accounts written-off, net(a) (c)	263	1,204	666
Other charges(d)	21	106	98

Balance at end of year	$160	$218	$841

Reserve for losses as a % of gross cardmember receivables and loans owned at year-end	1.5%	1.9%	3.2%

(a)	Includes recoveries on accounts previously written-off of $75 million, $144 million and $175 million in 2009, 2008 and 2007, respectively.

(b)

Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates. New groups of cardmember receivables and loans purchased totaled $1.8 billion, $1.9 billion and $0.7 billion in 2009, 2008 and 2007, respectively.

(c)	The net write-offs for 2008 include approximately $257 million resulting from the 180 day write-off methodology change discussed below.

(d)

Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates. Cardmember receivables and participation interests sold to affiliates totaled $2.3 billion, $2.0 billion and $2.1 billion in 2009, 2008 and 2007, respectively.

Credco’s reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolio of receivables and loans. Reserves for cardmember receivables and loans losses are primarily based upon models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average losses and recoveries over an appropriate historical period. Management considers whether to adjust the analytic models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as tenure, industry or geographic regions. In addition, management adjusts the reserves for losses for other external environmental factors including leading economic and market indicators such as the unemployment rate, Gross Domestic Product (GDP), home price indices, non-farm payrolls, personal consumption expenditures index, consumer confidence index, purchasing manager’s index, bankruptcy filings, and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of the other external environmental factors on the inherent losses within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables and loans, and net write-off coverage.

Cardmember receivables and loans are written off when management deems amounts to be uncollectible and this is generally determined by the number of days past due. Cardmember loans are generally written-off when 180 days past due. Cardmember receivables are generally written-off when they are 360 days past billing, apart from cardmember receivables that are included in American Express’ U.S. Card Services segment, which are written-off when they are 180 days past due. Such receivables are held by Credco Receivables Corporation (CRC). A cardmember is considered 360 days past billing if payment has not been received within 360 days of the cardmember’s billing statement date. A cardmember account becomes past due if payment is not received within 30 days after the billing statement. During 2008, consistent with American Express’ modification of its write-off methodology due to bank regulatory guidance, Credco modified its write-off methodology to write off certain cardmember receivables when 180 days past due. Net cardmember receivables write-offs in 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

included approximately $257 million resulting from this change in write-off methodology. The impact of this change to the provision for charge card losses was not material.

Cardmember receivables and loans in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries of both cardmember loans and receivables are recognized on a cash basis.

Note 4 Investment Securities

Investment securities include debt securities that are classified as available for sale. Credco’s investment securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains recorded in accumulated other comprehensive (loss) income, net of income tax provisions (benefits). Realized gains and losses on investment securities are recognized in Credco’s results of operations upon disposition using the specific identification method on a trade date basis. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its investment securities.

The following is a summary of investment securities as of December 31:

	2009				2008

(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$2,017	$22	$—	$2,039	$2,640	$37	$—	$2,677

U.S. Government treasury obligations	—	—	—	—	401	6	—	407

Total	$2,017	$22	$—	$2,039	$3,041	$43	$—	$3,084

Other-Than-Temporary Impairment

Realized losses are recognized when management determines that a decline in value is other than temporary. Such determination requires judgment regarding the amount and timing of recovery. Credco reviews and evaluates its investments at least quarterly and more often, as market conditions may require, to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. It is reasonably possible that a change in estimate will occur in the near term relating to other-than-temporary impairment. Accordingly, Credco considers several factors when evaluating debt securities for an other-than-temporary impairment including the determination of the extent to which the decline in fair value of the security is due to increased default risk for the specific issuer or market interest rate risk. With respect to increased default risk, Credco assesses the collectibility of principal and interest payments by monitoring issuers’ credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of a financial guarantor, where applicable, and the extent to which amortized cost exceeds fair value and the duration and size of that difference. With respect to market interest rate risk, including benchmark interest rates and credit spreads, Credco assesses whether it has the intent to sell the securities, and whether it is more likely than not that Credco will not be required to sell the securities before recovery of any unrealized losses.

As of December 31, 2009 and 2008, there were no investment securities in an unrealized loss position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Supplemental Information

Gross realized gains and losses on the sale of investment securities for the year ended December 31, 2008 were $13 million and $8 million, respectively. For the years ended December 31, 2009 and 2007, Credco did not have any sales of investment securities and therefore had no gross realized gains or losses thereon.

All available-for-sale investment securities held as of December 31, 2009 will mature in 2010.

Note 5 Short-Term Debt

Credco’s short-term borrowings outstanding, defined as borrowings with original maturities of less than one year, were as follows as of December 31:

(Millions)	2009		2008

	Outstanding Balance	Year-End Stated Rate on Debt (a)	Outstanding Balance	Year-End Stated Rate on Debt (a)

Commercial paper(b)	$975	0.19%	$7,272	2.20%
Bank notes payable	42	2.81%	95	0.32%

Total	$1,017	0.30%	$7,367	2.18%

(a)

For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2009 and 2008, respectively. These rates may not be an indication of future interest rates.

(b)

Balance as of December 31, 2008 includes $4.5 billion of commercial paper purchased by the Federal Reserve Bank’s Special Purpose Vehicle (SPV) through the Commercial Paper Funding Facility (CPFF). As of December 31, 2009, no commercial paper purchased by the SPV was outstanding.

Credco paid interest on short-term debt, including interest paid on short-term debt to affiliates, obligations and corresponding interest rate swaps of $63 million, $649 million and $836 million for the years ended December 31, 2009, 2008 and 2007, respectively. Refer to Note 10 for more details on short-term debt to affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 6 Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of December 31, was as follows:

(Millions)		2009			2008

	Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year- End Stated Rate on Debt(b)	Year-End Effective Interest Rate with Swaps(b)(c)

Fixed Rate Senior Notes(d)	2010-2015	$11,485	5.58%	3.26%	$9,697	5.60%	3.64%
Floating Rate Senior Notes(d)	2011-2013	4,761	1.30%	—	7,807	1.77%	2.85%
Borrowings under Bank Credit Facilities	2012	3,232	4.23%	4.52%	2,506	4.56%	4.88%

Total		$19,478	4.29%		$20,010	3.94%

(a)

The outstanding balances reflect the impact of fair value hedge accounting whereby certain fixed rate notes have been swapped to floating rate through the use of interest swaps and are marked to fair value, as are the associated swaps which are reported as derivative assets or liabilities. In 2009 and 2008, the impact on the long-term debt outstanding balance due to fair value hedge accounting was $265 million and $410 million, respectively. Refer to Note 8 for more details on Credco’s treatment of fair value hedges.

(b)

For floating rate debt issuances, the stated and effective interest rates are based on the floating rates in effect as of December 31, 2009 and 2008, respectively. These rates are not indicative of future interest rates.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

(d)	As of December 31, 2009 and 2008, Credco’s outstanding debt includes $7 million and $14 million, respectively, of long-term notes held by an affiliate.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) were as follows as of December 31, 2009 (millions):

Year

2010	3,506
2011	2,032
2012	4,799
2013	5,138
2014	3,488
Thereafter	515

Total	$19,478

Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.6 billion, $1.0 billion and $1.2 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

Credco maintained bank lines of credit of $11.4 billion and $10.4 billion at December 31, 2009 and 2008, respectively. Of these amounts, $8.2 billion and $7.9 billion remained available for use to Credco as of December 31, 2009 and 2008, respectively, and are available to support commercial paper borrowings. American Express Company has the right, at both periods, to draw up to $1.3 billion on these undrawn lines of credit, which would result in a corresponding reduction of the amount available to Credco. The drawn amounts under these bank lines are classified as long-term debt on the accompanying Consolidated Balance Sheets. Credco paid $5.8 million and $5.0 million in fees to maintain these lines for the years ended December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The availability of these credit lines is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. As of December 31, 2009, Credco’s ratio of combined earnings and fixed charges to fixed charges was 1.59.

The committed bank credit facilities do not contain material adverse change clauses and the facilities may not be terminated should there be a change in credit ratings.

As of December 31, 2009 and 2008, Credco was not in violation of any of its debt covenants.

Note 7 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50.0 million. There are no limitations on the amount of debt that can be issued by Credco.

Note 8 Derivatives and Hedging Activities

Credco uses derivative financial instruments to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its international operations.

General principles and the overall framework for managing market risk across American Express and its subsidiaries, including Credco, are defined in the Market Risk Policy, which is the responsibility of the Asset-Liability Committee (ALCO). Market risk limits and escalation triggers in that policy are approved by the ALCO and by the Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally managed by the Market Risk Committee, which reports into the ALCO and is chaired by the Chief Market Risk Officer of American Express. Market risk management is also guided by policies covering the use of derivative financial instruments, funding and liquidity and investments. Derivative financial instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management and related asset-liability management strategy and processes. Credco uses derivatives to manage these exposures that arise within its business operations, but does not engage in derivative financial instruments for trading purposes.

Interest rate exposure within Credco’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used to effectively convert fixed-rate debt to variable or to convert variable-rate debt to fixed-rate. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by funding foreign currency cardmember receivables and loans in U.S. dollars, foreign subsidiary equity and foreign currency earnings in international units. Credco hedges this market exposure through various means to the extent it is economically justified, including foreign currency funding and the use of derivative financial instruments such as foreign exchange forwards and cross-currency swap contracts, which can help “lock-in” the value of Credco’s exposure to specific currencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Derivative financial instruments may contain counterparty credit risk. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, to mitigate counterparty credit risk, Credco may, on occasion, enter into master netting agreements.

As of December 31, 2009 and 2008, the counterparty credit risk associated with Credco’s derivative financial instruments was not significant. In relation to Credco’s credit risk, under the terms of its derivative financial instruments, Credco is not required to either immediately settle any outstanding liability balances, or post collateral upon the occurrence of a specified credit risk-related event.

Credco’s derivative financial instruments are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its derivative financial instruments.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative product assets and liabilities as of December 31:

	Other assets Fair Value		Other liabilities Fair Value

(Millions)	2009	2008	2009	2008

Derivatives designated as hedging instruments
Interest rate contracts
Fair value hedges	$293	$431	$6	$—
Cash flow hedges	1	—	5	54
Foreign exchange contracts
Net investment hedges	9	39	7	22

Total derivatives designated as hedging instruments	$303	$470	$18	$76

Derivatives not designated as hedging instruments
Interest rate contracts	$—	$—	$5	$5
Foreign exchange contracts	15	75	45	39

Total derivatives not designated as hedging instruments	15	75	50	44

Total derivatives(a)	$318	$545	$68	$120

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of December 31, 2009 and 2008, $2.0 million and $8.0 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivative financial instruments executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with very similar terms to the hedged items. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. These assessments usually are made through the application of the regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of December 31, 2009 and 2008, Credco hedged $7.5 billion and $4.8 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is recorded in earnings as a component of other revenues. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which is in turn primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value. The existing basis adjustment of the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Financial Statements of fair value hedges associated with Credco’s fixed-rate long-term debt described above for the years ended December 31:

	Derivative contract (loss) gain			Hedged item gain (loss)
(Millions)		Amount			Amount		Ineffective net gains (losses)

Derivative relationship	Location	2009	2008	Location	2009	2008	2009	2008

Interest rate contracts	Other revenues	$(144)	$401	Other revenues	$146	$(381)	$2	$20

Cash Flow Hedges

A cash flow hedge involves a derivative financial instrument designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivative financial instruments, primarily interest rate swaps. These instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the swap. As of December 31, 2009 and 2008, Credco hedged $0.6 billion and $2.7 billion, respectively, of its floating debt using interest rate swaps.

For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss on the derivatives are recorded in accumulated other comprehensive (loss) income and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other revenues. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive (loss) income is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive (loss) income are recognized into earnings immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $3 million of net pretax losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.

The following table summarizes the impact on the Consolidated Financial Statements of cash flow hedges for the years ended December 31:

	Derivative impact on statement of income (loss) gain			Derivative ineffectiveness (loss) gain

(Millions)	Location Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income		Location Reclassified from AOCI into Income	Amount

Derivative relationship		2009	2008		2009	2008

Cash flow hedges (a)(b):
Interest rate contracts	Interest expense	$(60)	$(111)	Other revenues	$—	$—

(a)	As of December 31, 2009 and 2008, there was no impact in the Consolidated Statements of Income due to forecasted transactions no longer probable to occur.

(b)	The effective portion of the gain or loss on the derivatives is recorded in accumulated other comprehensive (loss) income (AOCI).

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges are recorded in accumulated other comprehensive (loss) income as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other revenues during the period of change. Credco did not recognize any ineffectiveness gain (loss) in income or reclass any amounts, related to its net investment hedges, from accumulated other comprehensive income into income for the years ended December 31, 2009 and 2008.

Derivatives Not Designated as Hedges

Credco has derivative financial instruments that act as economic hedges and are not designated for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options, and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures.

For derivative financial instruments that are not designated as hedges, changes in fair value are reported in current period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes the impact on the Consolidated Financial Statements of derivative financial instruments not designated as hedges for the years ended December 31:

(Millions)	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized

Derivative relationship		2009	2008

Derivatives not designated as hedges
Interest rate contracts	Other revenues	$—	$(1)
Foreign exchange contracts	Other revenues	(9)	(40)
Foreign exchange contracts	Interest expense	39	20

Total		$30	$(21)

Note 9 Variable Interest Entities

Credco established a variable interest entity (American Express Canada Credit Corporation, AECCC) used primarily to loan funds to affiliates. Credco holds a shelf registration in Canada for a medium-term program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term issuances are the primary source of financing loans to affiliates. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of variable interest entities. Total assets as of December 31, 2009 and 2008 were $2.3 billion and $2.0 billion, respectively, and are recorded in loans to affiliates. Total liabilities as of December 31, 2009 and 2008 were $2.2 billion and $1.9 billion, respectively, and are recorded in long-term debt.

Note 10 Transactions with Affiliates

In 2009, 2008 and 2007, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $120 billion, $244 billion and $294 billion, respectively. In 2009, 2008 and 2007, Credco sold cardmember receivables and participating interests to affiliates totaling $2.3 billion, $2.0 billion and $2.1 billion, respectively. The receivables agreements require TRS and other Card Issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As of December 31, 2009 and 2008, CRC owned approximately $2.9 billion and $2.4 billion, respectively, of participation interests purchased from RFC V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Other transactions with American Express and its subsidiaries as of and for the years ended December 31 were as follows:

(Millions)	2009	2008	2007

Cash and cash equivalents maintained with affiliates	$—	$—	$4
Maximum month-end level of cash and cash equivalents during the year	—	2	9
Loans to affiliates	10,127	11,726	11,201
Average interest rate on loans to affiliates	4.29%	6.36%	6.38%
Due from affiliates	4,924	3,660	2,469
Maximum month-end level of loans to affiliates during the year	11,718	14,046	11,346
Short-term debt to affiliates	3,893	8,317	8,682
Average interest rate on short-term debt to affiliates	0.48%	1.05%	4.83%
Maximum month-end level of borrowings during the year	14,662	12,583	10,139
Interest income from affiliates	432	744	650
Other income from affiliates	7	8	8
Interest paid to affiliates	48	280	436
Interest expense to affiliates	41	255	434
Service fees to affiliates(a)	1	173	192

(a)	Fees paid to affiliates for related servicing of receivables purchased.

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statements of Income. As of December 31, 2009, no significant amount of loss reserves has been recorded and no loans are 30 days or more past due.

Components of loans to affiliates as of December 31 were as follows:

(Millions)	2009	2008

TRS Subsidiaries:
American Express Australia Limited	$3,687	$3,204
Amex Bank of Canada	2,728	2,257
American Express Services Europe Limited	2,710	2,388
American Express Co. (Mexico) S.A. de C.V.	432	392
American Express Bank (Mexico) S.A.	349	317
American Express International, Inc.	221	943
American Express Centurion Bank	—	2,225

Total(a)	$10,127	$11,726

(a)

As of December 31, 2009, Credco had $10.1 billion of outstanding loans to affiliates, of which approximately $6.8 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.3 billion are uncollateralized loans primarily with affiliated banks. As of December 31, 2008, Credco had $11.7 billion of outstanding loans to affiliates, of which approximately $6.0 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $5.7 billion are uncollateralized loans primarily with affiliated banks.

Due from affiliates relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, as well as from operating activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2009	2008

AE Exposure Management Ltd.	$2,087	$2,356
American Express	948	3,579
American Express Holdings (Netherlands) C.V.	294	417
American Express Europe Limited	150	175
National Express Company, Inc.	142	91
American Express Publishing Corp.	55	84
TRS	—	1,483
Other	217	132

Total	$3,893	$8,317

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

Service Fees to Affiliates

Credco is charged a servicing fee by certain affiliates (primarily the Banks) for the servicing of receivables purchased. Credco recognizes the servicing fees it incurs in service fees to affiliates in its Consolidated Statements of Income. Servicing fees of $1 million and $173 million were incurred for 2009 and 2008, respectively, of which the 2008 servicing fees primarily related to the agreement with the Banks. Due to the amendment of the receivables agreements in 2008, Credco did not purchase any receivables from the Banks during 2009. Certain other affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $126 million and $152 million for the years ended December 31, 2009 and 2008, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in those years.

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

The following table details Credco’s credit exposure by category as of December 31:

(Billions)	2009	2008

Cardmember receivables and loans – individuals	$5	$6
Cardmember receivables and loans – institutions	1	1
Loans to affiliate	10	12
Due from affiliate	5	4
Money market securities(a)	—	9
U.S. Government and agencies obligations	2	3
All other	5	5

Total(b)	$28	$40

(a)	Money market securities include money market funds and short-term, high credit quality debt obligations of banks and corporations.

(b)	Certain distinctions between categories require management judgment.

As of December 31, 2009, Credco’s most significant concentration of credit risk was primarily with cardmember receivables and loans. Credco purchased cardmember receivables and loans from TRS and certain of its subsidiaries. TRS considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table details Credco’s cardmember receivables and lending exposure in the United States and International as of December 31:

(Billions)	2009	2008

United States	$7	$8
International	3	3

Total	$10	$11

The following table details Credco’s loans to affiliates in the United States and International as of December 31:

(Billions)	2009	2008

United States	$—	$2
International	10	10

Total	$10	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 12 Changes in Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income (AOCI) is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three years ended December 31 were as follows:

Three Years Ended December 31, (Millions), net of tax	Net Unrealized Gains on Investment Securities	Net Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Postretirement Benefit Adjustment	Accumulated Other Comprehensive Income (Loss)

Balances as of December 31, 2006	$5	$10	$42	$(2)	$55

Net unrealized gains (losses)	23	(26)	—	—	(3)
Reclassification for realized (gains) losses into earnings	—	(14)	—	—	(14)
Foreign currency translation adjustments	—	—	123	—	123
Net losses related to hedges of investment in foreign operations	—	—	(43)	—	(43)
Postretirement benefit adjustment	—	—	—	2	2

Net change in accumulated other comprehensive (loss) income	23	(40)	80	2	65

Balances as of December 31, 2007	$28	$(30)	$122	$—	$120

Net unrealized gains (losses)	3	(77)	—	—	(74)
Reclassification for realized (gains) losses into earnings	(3)	72	—	—	69
Foreign currency translation adjustments	—	—	(876)	—	(876)
Net gains related to hedges of investment in foreign operations	—	—	186	—	186

Net change in accumulated other comprehensive income (loss)	—	(5)	(690)	—	(695)

Balances as of December 31, 2008	$28	$(35)	$(568)	$—	$(575)

Net unrealized gains (losses)	(14)	(7)	—	—	(21)
Reclassification for realized (gains) losses into earnings	—	39	—	—	39
Foreign currency translation adjustments	—	—	507	—	507
Net losses related to hedges of investment in foreign operations	—	—	(139)	—	(139)

Net change in accumulated other comprehensive income (loss)	(14)	32	368	—	386

Balances as of December 31, 2009	$14	$(3)	$(200)	$—	$(189)

(a)	The following table shows the tax impact for the three years ended December 31, for the changes in each component of accumulated other comprehensive income (loss):

(Millions)	2009	2008	2007

Investments	$(7)	$—	$12
Derivatives	17	(3)	(21)
Foreign currency translation adjustments	13	(21)	5
Other	—	—	1

Total tax impact	$23	$(24)	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

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

The components of income tax expense included in Credco’s Consolidated Statements of Income and Shareholder’s Equity were as follows:

(Millions)	2009	2008	2007

Current income tax (benefit) expense:
U.S. federal	$(48)	$(148)	$84
U.S. state & local	26	13	1
Non-U.S.	13	55	21

Total current income tax (benefit) expense	(9)	(80)	106

Deferred income tax expense (benefit):
U.S. federal	12	217	(46)
Non-U.S.	5	(5)	—

Total deferred income tax expense (benefit)	17	212	(46)

Total income tax expense	$8	$132	$60

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31 was as follows:

(Millions)	2009	2008	2007

Combined tax at U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and Local income taxes	4.6	0.9	—
Non-U.S. subsidiaries earnings	(37.4)	(22.6)	(27.4)

Actual tax rates	2.2%	13.3%	7.6%

Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2009	2008

Deferred tax assets:
Reserves not yet deducted for tax purposes	$11	$36
Unremitted foreign earnings	25	26
Net unrealized derivatives losses	2	19
Foreign currency translation adjustments	—	13
State income taxes	22	13
Other	1	1

Gross deferred tax assets	61	108

Deferred tax liabilities:
Net unrealized securities gains	8	15

Gross deferred tax liabilities	8	15

Net deferred tax assets	$53	$93

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $2.9 billion as of December 31, 2009, are intended to be permanently reinvested outside the United States. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $1.0 billion, have not been provided on those earnings.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of the American Express’ federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of American Express’ federal tax returns for the years 2003 and 2004. However, all of these years continue to remain open as a consequence of certain issues under appeal. American Express is currently under examination by the IRS for the years 2005 and 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table presents changes in the unrecognized tax benefits:

(Millions)	2009	2008	2007

Balance, January 1	$63	$55	$44
Increases for tax positions related to the current year	6	2	10
Increases for tax positions related to prior years	37	8	1
Decrease for tax positions related to prior years	(5)	(2)	—
Settlements with tax authorities	(1)	—	—

Balance, December 31	$100	$63	$55

Included in the $100 million, $63 million and $55 million of unrecognized tax benefits as of December 31, 2009, 2008 and 2007, respectively, are approximately $85 million, $53 million and $49 million, respectively that, if recognized, would favorably affect the effective tax rate in a future period. These benefits primarily relate to Credco’s gross permanent benefits and corresponding foreign tax credits and federal tax effects.

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2009, 2008 and 2007, Credco recognized approximately $11 million, $6 million and $2 million, respectively of interest and penalties. Credco has approximately $27 million and $16 million accrued for the payment of interest and penalties as of December 31, 2009 and 2008, respectively.

Current federal taxes due to/from affiliates included current federal taxes receivable from TRS of $17 million as of December 31, 2009, and current federal taxes receivable of $108 million as of December 31, 2008.

Income taxes refunded to Credco during 2009 and 2008, including taxes refunded by TRS, were $104 million and $4 million, respectively. Income taxes paid by Credco during 2007, including taxes paid to TRS was $140 million. This amount includes estimated tax payments and cash settlements relating to prior tax years.

Note 14 Geographic Regions

GAAP governing the disclosures about segments of an enterprise and related information requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Credco is principally engaged in the business of financing the cardmember receivables and loans of its affiliates. Management makes operating decisions and assesses performance based on an ongoing review of these financing activities which constitute Credco’s only operating segment for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2009	2008	2007

Revenues
United States	$522	$2,136	$2,749
International	695	1,297	1,121

Consolidated	$1,217	$3,433	$3,870

Pretax income
United States	$212	$560	$610
International	158	436	175

Consolidated	$370	$996	$785

Note 15 Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009				2008

Quarters ended, (Millions)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Revenues	$269	$312	$236	$400	$742	$890	$872	$929
Pretax income	76	117	20	157	284	242	301	169
Net income	93	107	27	135	239	216	257	152

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1- 6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 1, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1- 6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1- 6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1- 6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1- 6908) dated November 23, 2009.

4(x)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1- 6908) for the quarter ended September 31, 2009.

4(y)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to

Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1- 6908) for the quarter ended September 31, 2009.

4(z)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1- 6908) for the quarter ended September 30, 2009.

4(aa)	Form of Permanent Global Registered Fixed-Rate Medium Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

4(bb)	Form of Permanent Global Registered Floating Rate Medium Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

4(cc)

The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1- 6908) for the year ended December 31, 1987.

10(b)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Centurion Bank and American Express Credit Corporation	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1- 6908) for the quarter ended September 30, 2008.

10(c)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Bank, FSB and American Express Credit Corporation	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1- 6908) for the quarter ended September 30, 2008.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.