Form 10-Q
period 2010-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2010-05-17
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Registrant’s telephone number including area code: (866) 572-4944

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

           ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Unaudited)

Three Months Ended March 31, (Millions)	2010	2009

Revenues
Discount revenue earned from purchased cardmember receivables and loans	$137	$208
Interest income from affiliates	110	114
Interest income from investments	10	32
Finance revenue	11	13
Other	14	33

Total revenues	282	400

Expenses
Provisions for losses	58	48
Interest expense	130	174
Interest expense to affiliates	3	21
Other	1	—

Total expenses	192	243

Pretax income	90	157
Income tax (benefit) provision	(5)	22

Net income	95	135
Retained earnings at beginning of period	3,408	3,446
Dividends	—	(75)

Retained earnings at end of period	$3,503	$3,506

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2010	December 31, 2009

Assets

Cash and cash equivalents	$157	$304
Cardmember receivables, less reserves: 2010, $130; 2009, $141	11,722	9,752
Cardmember loans, less reserves: 2010, $20; 2009, $19	448	455
Loans to affiliates	9,819	10,127
Investment securities	2,028	2,039
Deferred charges and other assets	574	551
Due from affiliates	3,913	4,924

Total assets	28,661	28,152

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	909	1,017
Short-term debt to affiliates	4,649	3,893
Long-term debt	19,359	19,478

Total debt	24,917	24,388
Accrued interest and other liabilities	442	383

Total liabilities	25,359	24,771

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	1	1
Capital surplus	161	161
Retained earnings	3,503	3,408
Accumulated other comprehensive loss, net of tax
Net unrealized securities gains, net of tax: 2010, $(6); 2009, $(8)	10	14
Net unrealized derivatives losses, net of tax: 2010, $1; 2009, $2	(2)	(3)
Foreign currency translation adjustments, net of tax: 2010, $0; 2009, $0	(371)	(200)

Total accumulated other comprehensive loss	(363)	(189)

Total shareholder’s equity	3,302	3,381

Total liabilities and shareholder’s equity	$28,661	$28,152

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, (Millions)	2010	2009

Cash Flows from Operating Activities
Net income	$95	$135
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	58	48
Amortization and other	6	7
Deferred taxes	3	53
Changes in operating assets and liabilities:
Due from affiliates	(11)	141
Other operating assets and liabilities	68	265

Net cash provided by operating activities	219	649

Cash Flows from Investing Activities
Net (increase) decrease in cardmember receivables and loans	(2,130)	2,153
Net decrease in loans to affiliates	193	2,628
Net decrease (increase) in due from affiliates	1,022	(125)

Net cash (used in) provided by investing activities	(915)	4,656

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	756	1,074
Net decrease in short-term debt	(108)	(5,404)
Principal payments on long-term debt	(100)	(808)
Dividends paid	—	(75)

Net cash provided by (used in) financing activities	548	(5,213)

Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net (decrease) increase in cash and cash equivalents	(147)	89
Cash and cash equivalents at beginning of period	304	8,855

Cash and cash equivalents at end of period	$157	$8,944

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

American Express provides Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by adjusting the discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period the discount and interest rates are adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio.

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K (Form 10-K) of Credco for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to cardmember receivables and loans, fair value measurements and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Recently Issued Accounting Standards

Effective January 1, 2010, Credco adopted Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. These standards eliminate the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (VIEs). In addition, ASU 2009-17 requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary and (iii) the required financial statement disclosures. The adoption of these accounting standards did not have an impact on Credco’s financial position or results of operations and Credco continues to consolidate its VIE subsequent to the adoption of the standards.

2.	Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date and is based on Credco’s principal or most advantageous market for the specific asset or liability.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Generally Accepted Accounting Principles (GAAP) provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

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

•

Level 3 – Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis by GAAP’s valuation hierarchy (as described above), as of March 31, 2010 and December 31, 2009:

	2010				2009

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Investment securities U.S. Government agency obligations	$2,028	$—	$2,028	$—	$2,039	$—	$2,039	$—
Derivatives(a)	374	—	374	—	318	—	318	—

Total assets	$2,402	$—	$2,402	$—	$2,357	$—	$2,357	$—

Liabilities:
Derivatives(a)	$72	$—	$72	$—	$68	$—	$68	$—

Total liabilities	$72	$—	$72	$—	$68	$—	$68	$—

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of March 31, 2010 and December 31, 2009, $1 million and $2 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets. Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

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

For the financial assets and liabilities measured at fair value on a recurring basis (summarized in the valuation hierarchy table above), Credco applies the following valuation techniques to measure fair value:

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment Securities

•

When available, quoted market prices in active markets are used to determine fair value. Such investment securities are classified within Level 1 of the fair value hierarchy. As of March 31, 2010 and December 31, 2009, none of Credco’s investment securities were classified as Level 1.

•

When quoted prices in an active market are not available, the fair values for Credco’s investment securities are obtained from a pricing service engaged by Credco and Credco receives one price for each security. The fair values provided by the pricing service are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing service vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing service did not apply any adjustments to the pricing models used. In addition, Credco did not apply any adjustments to prices received from the pricing service. Credco classifies the prices obtained from the pricing service within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

At least annually, Credco reaffirms its understanding of the valuation techniques used by its pricing service and corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources. Refer to Note 3 for additional fair value information.

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments, which can be assets or liabilities on the Consolidated Balance Sheets, is estimated by using either a third-party valuation service that uses proprietary pricing models, or by using internal pricing models, neither of which contain a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets. In each case, the valuation models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices and volatility.

Credit valuation adjustments are necessary when the market parameters (e.g., a benchmark curve) used to value derivatives are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 5 for additional fair value information.

The following table discloses the estimated fair values for Credco’s financial assets and financial liabilities not carried at fair value as of March 31, 2010 and December 31, 2009:

(Rounded to the nearest billion)	2010		2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Assets for which carrying values equal or approximate fair value	$16	$16	$16	$16
Loans to affiliates	$10	$10	$10	$10
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$6	$6	$5	$5
Long-term debt	$19	$20	$19	$20

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2010 and December 31, 2009 and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, accrued interest and certain other assets for which the carrying values approximate fair value because they are short-term in duration or variable rate in nature.

Financial Assets Carried at Other than Fair Value

Loans to affiliates

Loans to affiliates are recorded at historical cost on the Consolidated Balance Sheets. Fair value is estimated based on either the fair value of the underlying collateral or the terms implicit in the loan agreements as compared with current market terms for similar loans.

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest and certain other liabilities for which carrying values approximate fair value because they are either short-term in duration, variable rate in nature or have no defined maturity.

Financial Liabilities Carried at Other than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowings.

3.	Investment Securities

Investment securities include debt securities that are classified as available for sale. Credco’s investment securities are carried at fair value on the Consolidated Balance Sheets with unrealized (losses) gains recorded in accumulated other comprehensive (loss) income (AOCI), net of income tax (benefits) provisions. Realized gains and losses on investment securities are recognized in Credco’s results of operations upon disposition using the specific identification method on a trade date basis. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its investment securities.

The following is a summary of investment securities as of March 31, 2010 and December 31, 2009:

(Millions)	2010				2009

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$2,012	$16	$—	$2,028	$2,017	$22	$—	$2,039

Supplemental Information

For each of the three months ended March 31, 2010 and March 31, 2009, Credco did not have any sales of investment securities and therefore had no gross realized gains or losses thereon. All available-for-sale investment securities held as of March 31, 2010 will mature during 2010.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Comprehensive Income

Comprehensive income includes net income and changes in AOCI, which is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. The components of comprehensive income, net of tax, were as follows:

Three Months Ended March 31, (Millions)	2010	2009

Net income	$95	$135
Other comprehensive (loss) income:
Net unrealized securities losses	(4)	(7)
Net unrealized derivatives gains	1	13
Foreign currency translation adjustments	(171)	(19)

Total	$(79)	$122

5.	Derivatives and Hedging Activities

Credco uses derivative financial instruments (derivatives) to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

	•	Interest rate risk in its funding activities; and

	•	Foreign exchange risk in its international operations.

General principles and the overall framework for managing market risk across American Express and its subsidiaries, including Credco, are defined in the Market Risk Policy, which is the responsibility of the Asset-Liability Committee (ALCO). Market risk limits and escalation triggers in that policy are approved by the ALCO and by the Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally managed by the Market Risk Committee, which is chaired by the Chief Market Risk Officer of American Express and reports into the ALCO. Market risk management is also guided by policies covering the use of derivatives, funding and liquidity and investments. Derivatives derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange and equity indices or prices. These instruments enable end users to increase, reduce, or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not engage in derivatives for trading purposes.

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

Foreign exchange risk is generated by funding foreign currency cardmember receivables and loans in U.S. dollars, foreign subsidiary equity and foreign currency earnings in international units. Credco hedges all market exposures generated by funding foreign currency receivables and loans in U.S. dollars through various means to the extent it is economically justified, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help “lock-in” the value of Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s international units are hedged through various means, including the use of foreign currency funding and foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, to mitigate counterparty credit risk, Credco may, on occasion, enter into master netting agreements.

As of March 31, 2010 and December 31, 2009, the counterparty credit risk associated with Credco’s derivatives was not significant. In relation to Credco’s credit risk, under the terms of its derivatives, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its derivatives.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2010 and December 31, 2009:

	Other assets Fair Value		Other liabilities Fair Value

(Millions)	2010	2009	2010	2009

Derivatives designated as hedging instruments:
Interest rate contracts Fair value hedges	$362	$293	$6	$6
Cash flow hedges	—	1	3	5
Foreign exchange contracts Net investment hedges	3	9	19	7

Total derivatives designated as hedging instruments	$365	$303	$28	$18

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$5	$5
Foreign exchange contracts	9	15	39	45

Total derivatives not designated as hedging instruments	9	15	44	50

Total derivatives(a)	$374	$318	$72	$68

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of March 31, 2010 and December 31, 2009, $1 million and $2 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

Derivatives that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with very similar terms to the hedged items. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. These assessments usually are made through the application of the regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of March 31, 2010 and December 31, 2009, Credco hedged $7.5 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s fixed-rate long-term debt described above for the three months ended March 31:

(Millions)	Gains (losses) recognized in income

	Derivative contract			Hedge item			Net hedge ineffectiveness

		Amount			Amount

	Location	2010	2009	Location	2010	2009	2010	2009

Interest rate contracts	Other revenues	$70	$4	Other revenues	$(64)	$22	$6	$26

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the swap. As of March 31, 2010 and December 31, 2009, Credco hedged $0.6 billion of its floating-rate debt using interest rate swaps.

For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other revenues. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $2 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges are recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other revenues during the period of change.

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Financial Statements for the three months ended March 31:

(Millions)			Gains (losses) recognized in income

	Gains (losses) recognized in AOCI, net of tax			Amount reclassified from AOCI into income			Net hedge ineffectiveness

	2010	2009	Location	2010	2009	Location	2010	2009

Cash flow hedges(a)
Interest rate contracts	$—	$(5)	Interest expense	$(2)	$(27)	Other revenues	$—	$(1)

Net investment hedges:
Foreign exchange contracts	$(41)	$20	Other revenues	$—	$—	Other revenues	$—	$—

(a) As of March 31, 2010 and March 31, 2009, there was no impact on the Consolidated Financial Statements due to forecasted transactions no longer probable to occur.

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges and are not designated for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income for the three months ended March 31:

(Millions)	Gains (losses) recognized in income

		Amount

	Location	2010	2009

Foreign exchange contracts	Other revenues	$(7)	$(51)
	Interest expense	20	5

Total		$13	$(46)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Variable Interest Entity

Credco established a variable interest entity (American Express Canada Credit Corporation, AECCC) used primarily to loan funds to affiliates. Credco has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of variable interest entities. Total assets as of both March 31, 2010 and December 31, 2009 were $2.3 billion and are eliminated in consolidation. Total liabilities as of March 31, 2010 and December 31, 2009 were $2.3 billion and $2.2 billion, respectively, and are recorded in long-term debt. The assets of the VIE cannot be used solely to settle the obligations of the entity. The note holders of the VIE have recourse to Credco.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of American Express’ federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of American Express’ federal tax returns for the years 2003 and 2004. However, all of these years continue to remain open as a consequence of certain issues under appeal. American Express is currently under examination by the IRS for the years 2005 through 2007.

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

Credco’s effective tax rate was (5.6) percent and 14 percent for the three months ended March 31, 2010 and 2009, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income.

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

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-Looking Statements” section.

Current Economic Environment/Outlook

During the first quarter of 2010, year-over-year spending on American Express cards grew both in the United States and internationally and across all of American Express’ businesses reflecting an improved economic environment. Growth in both the number of transactions and average transaction size contributed to the higher spending.

Credit trends continued to be favorable in the quarter. American Express’ charge card write-off and delinquency rates in the United States were at relatively low levels, although American Express expects these rates to rise to some extent over time as American Express continues to focus on charge card growth.

Despite the improved economic environment and the favorable spending and credit trends discussed above, Credco recognizes that certain challenges remain including high unemployment levels, uncertainty in customer behavior, and the legislative and regulatory environment.

Results of Operations for the Three Months ended March 31, 2010 and 2009

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased 30 percent to $95 million for the three months ended March 31, 2010, as compared to $135 million for the three months ended March 31, 2009. The year-over-year decrease was primarily due to a decrease in discount revenue and interest earned on investments, partially offset by a decrease in interest expense.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the three months ended March 31, 2010, compared with the three months ended March 31, 2009:

(Millions)	2010	2009

Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$73	$(387)
Discount rates	(144)	(59)

Total	$(71)	$(446)

Interest income from affiliates:
Average loans to affiliates	$5	$(17)
Interest rates	(9)	(57)

Total	$(4)	$(74)

Interest income from investments:
Average investments outstanding	$(26)	$47
Interest rates	4	(87)

Total	$(22)	$(40)

Interest expense:
Average debt outstanding	$(22)	$(123)
Interest rates	(22)	(80)

Total	$(44)	$(203)

Interest expense to affiliates:
Average debt outstanding	$(12)	$13
Interest rates	(6)	(75)

Total	$(18)	$(62)

Discount Revenue Earned from Purchased Cardmember Receivables and Loans

Discount revenue decreased 34 percent or $71 million to $137 million for the three months ended March 31, 2010, as compared to $208 million for the same period in 2009, due to a decrease in discount rates partially offset by an increase in the volume of receivables purchased. Volume of receivables purchased for the three months ended March 31, 2010 increased 25 percent from $27 billion for the same period in 2009 to $35 billion, primarily due to increased cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of 40 basis points from 0.77 percent in the three months ended March 31, 2009 to 0.37 percent for the three months ended March 31, 2010. This decrease was primarily attributable to a decrease in market interest rates.

Interest Income from Affiliates

Interest income from affiliates decreased 4 percent or $4 million to $110 million for the three months ended March 31, 2010, as compared to $114 million for the same period in 2009. The decrease is driven by a reduction in interest rates partially offset by an increase in the average volume of loans to affiliates. The average interest rate charged to affiliates decreased 8 basis points from 1.05 percent for the three months ended March 31, 2009 to 0.97 percent for the three months ended March 31, 2010.

Interest Income from Investments

Interest income from investments decreased 69 percent or $22 million to $10 million for the three months ended March 31, 2010, as compared to $32 million for the same period in 2009. The year-over-year decrease is driven by a decrease in the average available-for-sale securities and short term investment balances. The total average investment balances were $2.1 billion and $9.2 billion in the three months ended March 31, 2010 and March 31, 2009, respectively.

Other Revenues

Other revenues decreased from $33 million for the three months ended March 31, 2009 to $14 million for the three months ended March 31, 2010, primarily reflecting a reduction in the favorable impact related to hedge ineffectiveness from $25 million in the first quarter of 2009 to $6 million favorable impact in the first quarter of 2010.

Provisions for Losses

The provisions for losses increased 21 percent or $10 million to $58 million for the three months ended March 31, 2010, as compared to $48 million for the same period in 2009. The increase is primarily driven by higher cardmember receivable balances and a modification of the reserve methodology for certain cardmember receivables as described below, partially offset by improved credit performance within the underlying portfolio.

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, these cardmember receivables were written off when they were 360 days past billing.

Interest Expense

Interest expense decreased 25 percent or $44 million to $130 million for the three months ended March 31, 2010 as compared to $174 million for the same period in 2009, due to a decrease in average debt outstanding and a decrease in interest rates. The average interest rate on debt outstanding during the three months ended March 31, 2010 was 11 basis points lower than the same period in 2009, from 0.76 percent to 0.65 percent for the three months ended March 31, 2010.

Interest Expense to Affiliates

Interest expense to affiliates decreased 86 percent or $18 million to $3 million for the three months ended March 31, 2010 as compared to $21 million for the same period in 2009, due to a decrease in average debt outstanding and a decrease in interest rates. The average interest rate on debt due to affiliates during the three months ended March 31, 2010 was 12 basis points lower than the same period in 2009, from 0.19 percent in 2009 to 0.07 percent in 2010.

Income Taxes

Credco’s effective tax rate for the three months ended March 31, 2010 and 2009 was (5.6) percent and 14 percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. Credco’s effective tax rate reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet acted to extend. Refer to Forward-Looking Statements for further discussion of this provision.

Cardmember Receivables and Cardmember Loans

As of March 31, 2010 and December 31, 2009, Credco owned $11.9 billion and $9.9 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of March 31, 2010 and December 31, 2009, CRC owned approximately $4.0 billion and $2.9 billion, respectively, of such participation interests.

Cardmember receivables owned as of March 31, 2010, increased approximately $2 billion from December 31, 2009, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the three months ended March 31, 2010. In conjunction with TRS’ securitization program Credco, through its wholly owned subsidiary, CRC, purchases participation interests from RFC V, a wholly-owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to the AEIT by TRS. Due to maturities of certain debt issued by AEIT, RFC V’s interest in AEIT increased and accordingly Credco’s participation interests from RFC V increased, resulting in an increase in Credco’s cardmember receivables purchased.

As of March 31, 2010 and December 31, 2009, Credco owned cardmember loans totaling $468 million and $474 million, respectively. These loans consist of certain interest-bearing receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of and for the three months ended March 31:

(Millions, except percentages)	2010	2009

Total cardmember receivables	$11,852	$8,546
Loss reserves – cardmember receivables	$130	$169
Loss reserves as a % of receivables	1.1%	2.0%
Average life of cardmember receivables (in days)(a)	29	30

U.S. Consumer and Small Business cardmember receivables	$3,682	$1,613
30 days past due as a % of total	1.7%	2.9%
Average receivables	$3,234	$2,020
Write-offs, net of recoveries	$13	$20
Net write-off rate(b)	1.7%	4.0%

International and Global Commercial cardmember receivables(c)	$8,170	$6,933
90 days past billing as a % of total(c)	0.8%	2.7%
Write-offs, net of recoveries(c)	$69	$50
Net loss ratio(c)(d)	0.27%	0.23%

(a)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the quarter and at the end of each month in each of the quarters indicated.

(c)

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables in the fourth quarter of 2008. Previously, these cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these cardmember receivables but did not have a significant impact on provisions for losses.

(d)	Credco’s write-offs, net of recoveries, expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans for the three months ended March 31:

(Millions)	2010	2009

Balance, January 1	$160	$218
Provisions for losses	58	48
Accounts written-off(a) (b)	(87)	(75)
Other(c)	19	(7)

Balance, March 31	$150	$184

(a)

Includes recoveries on accounts previously written-off of $35 million and $20 million during the three months ended March 31, 2010 and 2009, respectively. As described above, effective January 1, 2010, Credco revised the time period in which past due International and Global Commercial cardmember receivables are written off when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, International and Global Commercial cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change.

(b)

Includes $82 million of cardmember receivable net write-offs and $5 million of cardmember loan net write-offs during the three months ended March 31, 2010. Includes $70 million of cardmember receivable net write-offs and $5 million of cardmember loan net write-offs during the three months ended March 31, 2009.

(c)

Includes reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates offset by reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS. Components of loans to affiliates were as follows:

(Millions)	March 31, 2010	December 31, 2009

TRS Subsidiaries:
American Express Australia Limited	$3,476	$3,687
Amex Bank of Canada	2,769	2,728
American Express Services Europe Limited	2,537	2,710
American Express Co. (Mexico) S.A. de C.V.	453	432
American Express Bank (Mexico) S.A.	365	349
American Express International, Inc.	219	221

Total	$9,819	$10,127

Due from Affiliates

As of March 31, 2010 and December 31, 2009, amounts due from affiliates were $3.9 billion and $4.9 billion, respectively. These amounts relate primarily to timing differences resulting from the purchase of cardmember receivables net of remittances from TRS, as well as to operating activities.

Short-term Debt to Affiliates

Components of short-term debt to affiliates were as follows:

(Millions)	March 31, 2010	December 31, 2009

American Express	$2,112	$948
AE Exposure Management Ltd	1,353	2,087
American Express Europe Limited	450	150
American Express Holdings (Netherlands) C.V.	294	294
National Express Company, Inc.	143	142
American Express Publishing Corp.	44	55
Other	253	217

Total	$4,649	$3,893

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $30 million and $31 million for the three months ended March 31, 2010 and 2009, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Funding Strategy

Credco seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations, cost-effectively finance current and future asset growth, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to reduce and distribute its refinancing requirements in future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as seek to add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as disruption of financial markets, market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while maintaining access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to be able to satisfy all maturing funding obligations for a 12-month period. Credco has $3.5 billion of unsecured long-term debt that will mature during the next 12 months.

Credco’s liquidity and funding strategy is designed, among other things, to support the maintenance of appropriate and stable unsecured debt ratings from the major credit rating agencies, including Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings and Dominion Bond Rating Service (DBRS). Such ratings support Credco’s access to cost effective unsecured funding as part of its overall financing programs.

Credco’s Short-term ratings, Long-term ratings and Outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term ratings	Long-Term ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable(a)

Fitch	F1	A+	Stable(b)

Moody’s	Prime-1	A2	Stable

S&P	A-2	BBB+	Stable(a)

(a)	In January 2010 both DBRS and S&P revised their ratings outlook from “Negative” to “Stable”.

(b)	In April 2010 Fitch revised its ratings outlook from “Negative” to “Stable”.

A downgrade in Credco’s debt rating could result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, a lower debt rating could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to American Express Centurion Bank and American Express Bank, FSB (together, “the Banks”), and other American Express subsidiaries, is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the Banks and Credco’s other affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing.

Short-term Funding Programs

Credco’s primary short-term funding program, the issuance and sale of commercial paper, is used mainly to meet working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowing issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2010 and December 31, 2009, Credco had $0.9 billion and $1.0 billion of commercial paper outstanding, respectively. The average commercial paper outstanding was $0.8 billion and $2.0 billion during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

Based on the maximum available borrowings under committed third-party bank credit facilities and investment securities, Credco’s total liquidity coverage of net short-term borrowings was in excess of 100 percent as of both March 31, 2010 and December 31, 2009.

In 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF), which provided three months of liquidity to U.S. issuers of commercial paper through a special purpose vehicle. The CPFF program expired on February 1, 2010.

The following table presents selected statistics regarding Credco commercial paper outstanding:

Outstanding Balance (Billions) as of:

Period	Ending	Average	Minimum	Maximum

Q1’08	$14.1	$11.6	$10.3	$14.1
Q2’08	12.6	13.2	11.5	14.7
Q3’08	9.2	10.9	9.2	12.1
Q4’08(a)	7.3	7.3	4.4	9.0

Q1’09	1.8	3.7	1.4	7.4
Q2’09	1.4	1.5	1.2	2.0
Q3’09	1.1	1.1	0.9	1.3
Q4’09	1.0	0.8	0.6	1.1

Q1’10	0.9	0.8	0.6	1.0

(a)

Includes $4.5 billion under the CPFF as of December 31, 2008, which was also Credco’s maximum outstanding balance under the CPFF. Credco has not issued commercial paper to the CPFF since November 4, 2008 and had no commercial paper outstanding under the CPFF since March 30, 2009.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of March 31, 2010 and December 31, 2009:

(Billions)	2010	2009

Long-term debt outstanding	$19.4	$19.5
Average long-term debt	$19.1	$18.8

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the three months ended March 31, 2010 Credco did not issue any debt securities from its U.S. shelf registrations. As of both March 31, 2010 and December 31, 2009, Credco had $11.1 billion of debt securities outstanding, issued under the SEC registration statement.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $50.0 billion. During the three months ended March 31, 2010, no notes were issued under this program. As of March 31, 2010, $2.5 billion was outstanding under this program, of which $2.0 billion was issued by Credco.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.4 billion. During the three months ended March 31, 2010, no notes were issued under this program. As of both March 31, 2010 and December 31, 2009, approximately $4.6 billion was available for issuance under this program.

During the three months ended March 31, 2010, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance when necessary of up to approximately $3.4 billion of notes by American Express Canada Credit Corporation (CanCredco), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During the three months ended March 31, 2010, no notes were issued under this program. The financial results of CanCredco are included in the consolidated financial results of Credco. This shelf registration expired on March 11, 2010, and on May 14, 2010, Credco filed to renew the registration for C$3.5 billion.

The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. During the three months ended March 31, 2010, Credco did not pay cash dividends to TRS. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity in the form of cash, cash equivalents and readily-marketable securities easily convertible into cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months. This objective is managed by regularly accessing capital through a broad and diverse set of funding programs, as well as maintaining a variety of contingent sources of cash and financing. Credco maintains a liquidity plan that enables it to continuously meet its financing obligations even when access to its primary funding sources becomes impaired or markets become inaccessible.

In addition to its cash and readily-marketable securities, Credco maintains a variety of contingent liquidity resources, such as access to securitizations of cardmember receivables through sales of receivables to TRS for securitization by RFC V and AEIT, as well as committed bank facilities.

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

Cash and Readily-Marketable Securities

As of March 31, 2010, Credco had cash and cash equivalents of approximately $0.2 billion as well as $2.0 billion of readily-marketable securities. These investments are of high credit quality and are highly liquid short-term instruments and longer-term U.S. government-sponsored enterprise debt. These instruments either mature prior to the maturity of borrowings that will occur within the next 12 months, or could be sold or pledged under sale/repurchase agreements to raise cash. In addition to its actual holdings of cash and readily-marketable securities, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained the following committed bank credit facilities as of March 31, 2010:

(Billions)	American Express	Credco		Total

Committed	$1.3	$9.9	(a)	$11.2

Outstanding	$—	$3.3	(b)	$3.3

(a)	Credco has the right to borrow a maximum amount of $11.2 billion with a commensurate maximum $1.3 billion reduction in the amount available to American Express.

(b)	In April 2010, an additional $0.4 billion was drawn on these facilities.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010	$1.9
2011	2.7
2012	6.6

Total	$11.2

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. The ratio of earnings to fixed charges for Credco was 1.68 for the three months ended March 31, 2010. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2010 was 3.02.

Committed bank credit facilities do not contain material adverse change clauses, which may preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all its funding sources, Credco believes it would have the liquidity to satisfy all maturing obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Forward-Looking Statements

Various statements have been made in this Quarterly Report on First Quarter 2010 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

• Credco’s ability to satisfactorily remediate (i) the accounting errors that resulted in restatements or (ii) its material weakness in internal control over financial reporting;

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, its credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities and regulatory changes, including adoption of changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System; and

•

Credco’s results of operations being adversely impacted by various proposals to reform the taxation of income earned by U.S. companies’ international business operations and by other legislative action or inaction, including the potential failure of the United States Congress to extend the active financing exception to Subpart F of the Internal Revenue Code.

OTHER REPORTING MATTERS

Accounting Developments

Refer to “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were not effective as of March 31, 2010 due to the material weakness identified and described below.

Credco filed an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Third Quarter 2009 Form 10-Q/A) to restate its Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. The restatement was to correct an overstatement of cash flows from investing activities and an equal and offsetting understatement of cash flows from operating activities, as further explained below. The restatement did not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows, or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income, for the period presented.

The restatement was the result of a correction of a manual error in the classification of cash flows pertaining to amounts Due from Affiliates. The error resulted from an incorrect identification of cash flows between investing and operating activities from transactions between Credco and its affiliates. As a result, a cash outflow from investing activities was inadvertently recorded as a cash inflow, with an equal and offsetting error in cash flow from operating activities. The error resulted in an overstatement of cash from investing activities of $3.9 billion and an understatement of cash from operating activities of $3.9 billion. This error was identified by management in the course of preparing the Consolidated Statement of Cash Flows for Credco’s 2009 Annual Report on Form 10-K and brought immediately to the attention of the internal and external auditors. As part of the remediation activities for this material weakness, more senior personnel have been deployed to the accounting and control processes of Credco.

Following a review of its controls and processes, Credco’s management has determined that it did not maintain effective controls over the preparation and review of its Consolidated Financial Statements. Accordingly, Credco’s management concluded that this deficiency constitutes a material weakness.

Remediation Steps to Address Material Weaknesses in Internal Controls

As reported previously, Credco restated its financial statements and filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 and amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, and June 30, 2009. The restatement was to correct errors in the translation of foreign currency balances related to an investment in a consolidated foreign subsidiary. These errors were discovered by management in the third quarter of 2009 in connection with its preparation for the maturity of debt related to the investment and brought immediately to the attention of the internal and external auditors, prior to the preparation of Credco’s financial statements for the third quarter of 2009. These errors resulted in:

  Incorrect transaction losses of $135 million being recorded in Other Revenues in the Consolidated Statements of Income from September 2007 through June 2009; and
  Corresponding incorrect credits in Foreign Currency Translation Adjustments (FCTA) in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets over the same period.

Following a review of its controls and processes for recording and monitoring its investments in consolidated foreign subsidiaries, Credco’s management determined that it did not maintain effective controls over processes to accurately record and subsequently monitor certain of its investments in consolidated foreign subsidiaries with funding structures similar to the structure in which the error occurred. This deficiency resulted in restatements of the financial statements for the fiscal years ended December 31, 2008 and 2007, including each of the quarterly periods in fiscal year 2008 and the third and fourth quarters in fiscal year 2007, and for the first and second quarters in 2009. Accordingly, Credco’s management concluded that this deficiency constituted a material weakness.

Credco has reviewed its processes and controls for recording and monitoring its investments in consolidated foreign subsidiaries and has determined that the error was limited to a discrete number of similar transactions (specifically three funding structures related to its investments in certain consolidated foreign subsidiaries). Credco has performed a detailed review of each of these investment funding structures and has determined there have been no other errors in accounting for them. In addition, Credco instituted new controls that have been operating effectively and therefore, the material weakness in connection with investments in foreign subsidiaries is considered remediated.

Credco has also instituted the following new controls to address the deficiency around the preparation and review of its financial statements.

•	Cross-training of Credco accounting personnel and introduction of more senior personnel to the accounting and control processes;

•	Enhanced monitoring of control effectiveness by American Express internal control specialists;

•	Improving the spreadsheet controls for the preparation of the Consolidated Financial Statements;

•	Developing refreshed training for preparers and reviewers of financial statement items; and

•

Enhancing management’s review and analysis of key financial statement items, footnotes and disclosures, including formal documentation of composition and trend analysis for all financial statement line items.

Based on the foregoing, management believes that, as of the filing date of this Form 10-Q for the three months ended March 31, 2010, the consolidated financial statements included herein fairly present, in all material respects, Credco’s financial condition, results of operations and cash flows for the periods presented. Testing of the effectiveness of the recently instituted controls is ongoing. As a result, Credco’s management believes the material weakness related to the preparation and review of its financial statements has not yet been fully remediated.

Changes in Internal Control over Financial Reporting

There were changes to Credco’s internal control over financial reporting relating to remediation measures as described above that occurred during the three months ended March 31, 2010 and through the date of this filing that have had a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Form 10-K for the year ended December 31, 2009. There are no material changes from the risk factors set forth in such Form 10-K.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: May 17, 2010	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

DATE: May 17, 2010	By	/s/ Kimberly R. Scardino

Kimberly R. Scardino
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

	Description	How Filed

Exhibit 4	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program.	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission file No. 1-6908) dated April 23, 2010

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1