Form 10-Q
period 2010-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2010-08-12
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

          ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2010	2009	2010	2009

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$95	$173	$232	$381
Interest income from affiliates	110	105	220	219
Interest income from investments	9	25	19	57
Finance revenue	9	12	20	25

Total revenues	223	315	491	682

Expenses

Provisions for losses	16	59	74	107
Interest expense	128	144	258	318
Interest expense to affiliates	5	11	8	32
Service fees to affiliates	—	1	—	1
Other, net	(17)	80	(30)	47

Total expenses	132	295	310	505

Pretax income	91	20	181	177
Income tax (benefit) provision	(1)	(7)	(6)	15

Net income	92	27	187	162
Retained earnings at beginning of period	3,503	3,506	3,408	3,446
Dividends	(95)	—	(95)	(75)

Retained earnings at end of period	$3,500	$3,533	$3,500	$3,533

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2010	December 31, 2009

Assets

Cash and cash equivalents	$81	$304
Cardmember receivables, less reserves: 2010, $118; 2009, $141	12,232	9,752
Cardmember loans, less reserves: 2010, $16; 2009, $19	437	455
Loans to affiliates	9,890	10,127
Investment securities	1,841	2,039
Deferred charges and other assets	727	551
Due from affiliates	4,053	5,788

Total assets	$29,261	$29,016

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$1,457	$1,017
Short-term debt to affiliates	5,147	3,893
Long-term debt	18,314	19,478

Total debt	24,918	24,388
Due to affiliates	716	864
Accrued interest and other liabilities	451	383

Total liabilities	26,085	25,635

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Capital surplus	162	162
Retained earnings	3,500	3,408
Accumulated other comprehensive income (loss), net of tax
Net unrealized securities gains, net of tax: 2010, $(3); 2009, $(8)	6	14
Net unrealized derivatives losses, net of tax: 2010, $1; 2009, $2	(2)	(3)
Foreign currency translation adjustments, net of tax: 2010, $—; 2009, $—	(490)	(200)

Total accumulated other comprehensive loss	(486)	(189)

Total shareholder’s equity	3,176	3,381

Total liabilities and shareholder’s equity	$29,261	$29,016

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, (Millions)	2010	2009

Cash Flows from Operating Activities
Net income	$187	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	74	107
Amortization and other	12	14
Deferred taxes	—	22
Changes in operating assets and liabilities:
Due from affiliates, net	63	170
Other operating assets and liabilities	3	269

Net cash provided by operating activities	339	744

Cash Flows from Investing Activities
Net (increase) decrease in cardmember receivables and loans	(2,745)	1,642
Maturities of investments	175	400
Net (increase) decrease in loans to affiliates	(19)	2,445
Net decrease (increase) in due from affiliates	1,524	(1,419)

Net cash (used in) provided by investing activities	(1,065)	3,068

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	1,254	1,569
Net increase (decrease) in short-term debt	444	(5,939)
Issuance of long-term debt	415	—
Principal payments on long-term debt	(1,515)	(2,608)
Dividends paid	(95)	(75)

Net cash provided by (used in) financing activities	503	(7,053)

Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(223)	(3,241)
Cash and cash equivalents at beginning of period	304	8,855

Cash and cash equivalents at end of period	$81	$5,614

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

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to cardmember receivables and loans, fair value measurement and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Accounting Standard Update No. 2010-20 - Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard amends existing guidance by requiring an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity will be required to disclose credit quality indicators, past due information, and modifications of its financing receivables. The amendments that require disclosures as of a balance sheet date are effective for December 31, 2010. The amendments that require disclosures about activity during a period are effective for periods beginning January 1, 2011. The new standard is anticipated to require expanded disclosure by Credco due to the requirement for further disaggregation of currently disclosed information, as well as new disclosure requirements surrounding reserve activity.

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

Generally Accepted Accounting Principles (GAAP) provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Level 1 - Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

	-	Quoted prices for similar assets or liabilities in active markets

	-	Quoted prices for identical or similar assets or liabilities in markets that are not active

	-	Inputs other than quoted prices that are observable for the asset or liability

	-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 - Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis by GAAP’s valuation hierarchy (as described above), as of June 30, 2010 and December 31, 2009:

	2010				2009

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Investment securities:
U.S. Government agency obligations	$1,841	$—	$1,841	$—	$2,039	$—	$2,039	$—
Derivatives(a)	514	—	514	—	318	—	318	—

Total assets	$2,355	$—	$2,355	$—	$2,357	$—	$2,357	$—

Liabilities:
Derivatives(a)	$69	$—	$69	$—	$68	$—	$68	$—

Total liabilities	$69	$—	$69	$—	$68	$—	$68	$—

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of June 30, 2010 and December 31, 2009, $3 million and $2 million, respectively, of derivative assets and derivative liabilities have been offset and presented net on the Consolidated Balance Sheets. Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

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

For the financial assets and financial liabilities measured at fair value on a recurring basis (summarized in the valuation hierarchy table above), Credco applies the following valuation techniques to measure fair value:

Investment Securities

When available, quoted market prices in active markets are used to determine fair value. Such investment securities are classified within Level 1 of the fair value hierarchy. As of June 30, 2010 and December 31, 2009, none of Credco’s investment securities were classified as Level 1.

When quoted prices in an active market are not available, the fair values for Credco’s investment securities are obtained primarily from a pricing service engaged by Credco and Credco receives one price for each security. The fair values provided by the pricing service are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing service vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing service did not apply any adjustments to the pricing models used. In addition, Credco did not apply any adjustments to prices received from the pricing service. Credco classifies the prices obtained from the pricing service within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credco reaffirms its understanding of the valuation techniques used by its pricing service at least annually. In addition, Credco corroborates the prices provided by its pricing service to test their reasonableness by comparing prices to valuations from different pricing sources. Refer to Note 3 for additional fair value information.

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

The following table discloses the estimated fair values for Credco’s financial assets and financial liabilities not carried at fair value as of June 30, 2010 and December 31, 2009:

(Rounded to the nearest billion)	2010		2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Assets for which carrying values equal or approximate fair value	$17	$17	$16	$16
Loans to affiliates	$10	$10	$10	$10
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$8	$8	$6	$6
Long-term debt	$18	$19	$19	$20

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2010 and December 31, 2009 and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, cardmember loans, due from affiliates, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short-term in duration or variable rate in nature.

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

Investment securities include debt securities that are classified as available-for-sale. Credco’s investment securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) (AOCI), net of income tax provisions (benefits). Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its investment securities.

The following is a summary of investment securities as of June 30, 2010 and December 31, 2009:

(Millions)	2010				2009

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$1,831	$10	$—	$1,841	$2,017	$22	$—	$2,039

Supplemental Information

For each of the three and six months ended June 30, 2010 and 2009, Credco did not have any sales of investment securities and therefore had no gross realized gains or losses thereon. All available-for-sale investment securities held as of June 30, 2010 will mature during 2010.

4.	Comprehensive Income

Comprehensive income includes net income and changes in AOCI, which is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2010	2009	2010	2009

Net income	$92	$27	$187	$162
Other comprehensive (loss) income:
Net unrealized securities losses	(4)	(2)	(8)	(9)
Net unrealized derivatives gains	—	8	1	21
Foreign currency translation adjustments	(119)	250	(290)	231

Total	$(31)	$283	$(110)	$405

5.	Derivatives and Hedging Activities

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Foreign exchange risk is generated by funding foreign currency cardmember receivables and loans with U.S. dollars, foreign subsidiary equity and foreign currency earnings in international units. Credco hedges all market exposures generated by funding foreign currency receivables and loans with U.S. dollars through various means to the extent it is economically justified, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help “lock-in” the value of Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s international units are hedged through various means, including the use of foreign currency funding and foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, to mitigate counterparty credit risk, Credco has, in certain limited instances, entered into master netting agreements and credit support agreements (CSA).

As of June 30, 2010 and December 31, 2009, no collateral had been received or posted under the CSAs. As of June 30, 2010 and December 31, 2009, the counterparty credit risk associated with Credco’s derivatives was not significant. In relation to Credco’s credit risk, under the terms of its derivatives, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its derivatives.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and derivative liabilities as of June 30, 2010 and December 31, 2009:

	Other assets Fair Value		Other liabilities Fair Value

(Millions)	2010	2009	2010	2009

Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$487	$293	$—	$6
Cash flow hedges	—	1	3	5
Foreign exchange contracts
Net investment hedges	9	9	17	7

Total derivatives designated as hedging instruments	$496	$303	$20	$18

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$5	$5
Foreign exchange contracts	18	15	44	45

Total derivatives not designated as hedging instruments	$18	$15	$49	$50

Total derivatives(a)	$514	$318	$69	$68

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of June 30, 2010 and December 31, 2009, $3 million and $2 million, respectively, of derivative assets and derivative liabilities have been offset and presented net on the Consolidated Balance Sheets.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with very similar terms to the hedged items. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of the regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of June 30, 2010 and December 31, 2009, Credco hedged $7.5 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is recorded in earnings as a component of other, net expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which is in turn primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1- month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value. The existing basis adjustment of the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s fixed-rate long-term debt described above for the three and six months ended June 30:

For the Three Months Ended June 30,

(Millions)	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness

		Amount			Amount

	Location	2010	2009	Location	2010	2009	2010	2009

Interest rate contracts	Other, net expenses	$130	$(141)	Other, net expenses	$(116)	$121	$14	$(20)

For the Six Months Ended June 30,

(Millions)	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness

		Amount			Amount

	Location	2010	2009	Location	2010	2009	2010	2009

Interest rate contracts	Other, net expenses	$200	$(137)	Other, net expenses	$(180)	$143	$20	$6

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the swap. As of June 30, 2010 and December 31, 2009, Credco hedged $0.4 billion and $0.6 billion, respectively, of its floating-rate debt using interest rate swaps.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other, net expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $2 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges is recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other, net expenses during the period of change.

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Financial Statements for the three and six months ended June 30:

For the Three Months Ended June 30,

(Millions)			Gains (losses) recognized in income

	Gains (losses) recognized in AOCI, net of tax			Amount reclassified from AOCI into income			Net hedge ineffectiveness

	2010	2009	Location	2010	2009	Location	2010	2009

Cash flow hedges:(a)
Interest rate contracts	$—	$(3)	Interest expense	$—	$(17)	Other, net expenses	$—	$1

Net investment hedges:
Foreign exchange contracts	$12	$(88)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

For the Six Months Ended June 30,

(Millions)			Gains (losses) recognized in income

	Gains (losses) recognized in AOCI, net of tax			Amount reclassified from AOCI into income			Net hedge ineffectiveness

	2010	2009	Location	2010	2009	Location	2010	2009

Cash flow hedges:(a)
Interest rate contracts	$—	$(8)	Interest expense	$(2)	$(44)	Other, net expenses	$—	$—

Net investment hedges:
Foreign exchange contracts	$(29)	$(68)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

(a)	During the three and six months ended June 30, 2010 and 2009, there were no forecasted transactions that were no longer probable to occur.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the impact of derivatives not designated as hedges in the Consolidated Statements of Income for the three and six months ended June 30:

For the Three Months Ended June 30,

(Millions)	Gains (losses) recognized in income

		Amount

	Location	2010	2009

Interest rate contracts	Other, net expenses	$1	$—
Foreign exchange contracts	Other, net expenses	(15)	62
	Interest expense	23	7

Total		$9	$69

For the Six Months Ended June 30,

(Millions)	Gains (losses) recognized in income

		Amount

	Location	2010	2009

Interest rate contracts	Other, net expenses	$1	$—
Foreign exchange contracts	Other, net expenses	(22)	11
	Interest expense	43	12

Total		$22	$23

6.	Variable Interest Entity

Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. Credco has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of variable interest entities. Total assets as of June 30, 2010 and December 31, 2009 were $2.2 billion and $2.3 billion, respectively, and are eliminated in consolidation. Total liabilities as of June 30, 2010 and December 31, 2009 were $2.2 billion and are recorded in long-term debt. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes Credco’s effective tax rate:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Full Year 2009

Effective tax rate(a)	(1.1)%	(3.3)%	2.2%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Economic Environment/Outlook

Results for the second quarter of 2010 continued to reflect an improved economic environment. Year-over-year cardmember spending volumes grew both in the United States and internationally, and across all of American Express’ businesses, due to both higher absolute spending levels and relatively weak volumes last year amidst the global economic slowdown. Growth in both the number of transactions and average transaction size contributed to the higher spending. Double-digit spending growth as compared to last year continued into the third quarter of 2010 through July. Such growth rate was down slightly from June of 2010 reflecting a more challenging year-over-year comparison.

Credit trends continued to be favorable in the quarter. American Express’ charge card write-off and delinquency rates in the United States and internationally declined as compared to prior periods, and American Express plans to maintain its investments in the business at substantial levels to the extent the benefits from its credit performance continue.

Despite the improved economic environment and the favorable spending and credit trends discussed above, Credco recognizes that certain challenges remain including high unemployment levels, uncertainty in customer behavior, and the legislative and regulatory environment, including the uncertain impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Reform Act).

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income increased 15 percent to $187 million for the six months ended June 30, 2010, as compared to $162 million for the six months ended June 30, 2009. The year-over-year increase was due to decreases in other, net expenses, interest expense, and the provision for losses as well as higher recoveries, partially offset by a decrease in discount revenue.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the six months ended June 30, 2010 and 2009:

(Millions)	2010	2009

Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$144	$(756)
Discount rates	(293)	(112)

Total	$(149)	$(868)

Interest income from affiliates:
Average loans to affiliates	$(2)	$(41)
Interest rates	3	(122)

Total	$1	$(163)

Interest income from investments:
Average investments outstanding	$(47)	$55
Interest rates	9	(141)

Total	$(38)	$(86)

Finance revenue:
Average cardmember loans outstanding	$—	$3
Interest rates	(5)	5

Total	$(5)	$8

Interest expense:
Average debt outstanding	$(25)	$(267)
Interest rates	(35)	(131)

Total	$(60)	$(398)

Interest expense to affiliates:
Average debt outstanding	$(17)	$9
Interest rates	(7)	(132)

Total	$(24)	$(123)

Discount Revenue Earned from Purchased Cardmember Receivables and Loans

Discount revenue decreased 39 percent or $149 million to $232 million for the six months ended June 30, 2010, as compared to $381 million for the same period in 2009, due to a decrease in discount rates, partially offset by an increase in the volume of receivables purchased. Volume of receivables purchased for the six months ended June 30, 2010 increased 36 percent from $55 billion for the same period in 2009 to $75 billion, primarily due to increased cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of 39 basis points from 0.70 percent in the six months ended June 30, 2009 to 0.31 percent for the six months ended June 30, 2010. This decrease was attributable to a decrease in both market interest rates and the provisions for losses.

Interest Income from Affiliates

Interest income from affiliates remained flat for the six months ended June 30, 2010, as compared to the same period in 2009. The average loan balances with affiliates were $9.9 billion and $10.0 billion in the six months ended June 30, 2010 and 2009, respectively. The average annualized interest rate charged to affiliates increased 6 basis points from 4.37 percent for the six months ended June 30, 2009 to 4.43 percent for the six months ended June 30, 2010.

Interest Income from Investments

Interest income from investments decreased 67 percent or $38 million to $19 million for the six months ended June 30, 2010, as compared to $57 million for the same period in 2009. The year-over-year decrease was driven by a decrease in the average available-for-sale securities and short-term investment balances, partially offset by an increase in interest rates. The total average investment balances were $2.1 billion and $12.3 billion in the six months ended June 30, 2010 and 2009, respectively.

Finance Revenue

Finance revenue decreased 20 percent or $5 million to $20 million for the six months ended June 30, 2010 as compared to $25 million for the same period in 2009. The year-over-year decrease was driven by a decrease in average interest rates.

Other, net expenses

Other, net expenses, which was a benefit of $(30) million for the six months ended June 30, 2010, decreased $77 million from the previous year’s $47 million expense in other, net expenses, partly due to a charge of $54 million as a result of changes in the fair value of certain foreign exchange forward contracts that are economic hedges to foreign currency exposures of net investments in consolidated subsidiaries. In addition, a favorable impact related to hedge ineffectiveness resulted in a gain of $20 million in 2010 as compared to a gain of $6 million in 2009.

Provisions for Losses

The provisions for losses decreased 31 percent or $33 million to $74 million for the six months ended June 30, 2010, as compared to $107 million for the same period in 2009. The decrease was primarily driven by improved credit performance within the underlying portfolio.

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, these cardmember receivables were written off when they were 360 days past billing.

Interest Expense

Interest expense decreased 19 percent or $60 million to $258 million for the six months ended June 30, 2010 as compared to $318 million for the same period in 2009, due to a decrease in both interest rates and average debt outstanding. The 2.60 percent effective annualized interest rate on average debt outstanding as of June 30, 2010 was 36 basis points lower than the 2.96 percent effective rate for the same period in 2009.

Interest Expense to Affiliates

Interest expense to affiliates decreased 75 percent or $24 million to $8 million for the six months ended June 30, 2010 as compared to $32 million for the same period in 2009, due to a decrease in both interest rates and average debt outstanding. The effective annualized interest rate on average debt due to affiliates as of June 30, 2010 decreased 28 basis points from 0.59 percent in 2009 to 0.31 percent in 2010.

Income Taxes

Credco’s effective tax rate for the six months ended June 30, 2010 and 2009 was (3.3) percent and 8.5 percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. Credco’s effective tax rate reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the U.S. The availability of this benefit in future years is largely dependent on a provision of the United States Internal Revenue Code that Congress has not yet acted to extend. Refer to Forward-Looking Statements for further discussion of this provision.

Cardmember Receivables and Cardmember Loans

As of June 30, 2010 and December 31, 2009, Credco owned $12.4 billion and $9.9 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of June 30, 2010 and December 31, 2009, CRC owned approximately $4.2 billion and $2.9 billion, respectively, of such participation interests.

Cardmember receivables owned as of June 30, 2010 increased approximately $2.5 billion from December 31, 2009, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the six months ended June 30, 2010. In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, CRC, purchases participation interests from RFC V, a wholly-owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to AEIT by TRS. Due to maturities of certain debt issued by AEIT, RFC V’s interest in AEIT increased and accordingly Credco’s participation interests from RFC V increased, resulting in an increase in Credco’s cardmember receivables purchased.

As of June 30, 2010 and December 31, 2009, Credco owned cardmember loans totaling $453 million and $474 million, respectively. These loans consist of certain interest-bearing receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of and for the six months ended June 30:

(Millions, except percentages)	2010	2009

Total cardmember receivables	$12,350	$9,038
Loss reserves – cardmember receivables	$118	$160
Loss reserves as a % of receivables	1.0%	1.8%
Average life of cardmember receivables (in days)(a)	29	30

U.S. Consumer and Small Business
Cardmember receivables	$3,912	$1,997
30 days past due as a % of total	1.4%	2.1%
Average receivables	$3,559	$1,981
Write-offs, net of recoveries	$26	$36
Net write-off rate(b)	1.5%	3.7%

International and Global Commercial cardmember receivables(c)	$8,438	$7,041
90 days past billing as a % of total(c)	1.2%	2.1%
Write-offs, net of recoveries(c)	$85	$94
Net loss ratio(c)(d)	0.16%	0.21%

(a)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the six month periods indicated.

(c)

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables in the fourth quarter of 2008. Previously, these cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the six months ended June 30, 2010 include net write-offs resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for these cardmember receivables but did not have a significant impact on provisions for losses.

(d) Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans for the six months ended June 30:

(Millions)	2010	2009

Balance, January 1	$160	$218
Provisions for losses	74	107
Accounts written-off(a)(b)	(119)	(138)
Other(c)	19	(10)

Balance, June 30	$134	$177

(a)

Includes recoveries on accounts previously written-off of $64 million and $39 million during the six months ended June 30, 2010 and 2009, respectively. As described above, effective January 1, 2010, Credco revised the time period in which past due International and Global Commercial cardmember receivables are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, International and Global Commercial cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the six months ended June 30, 2010 include net write-offs resulting from this write-off methodology change.

(b)

Includes $111 million of cardmember receivable net write-offs and $8 million of cardmember loan net write-offs during the six months ended June 30, 2010. Includes $130 million of cardmember receivable net write-offs and $8 million of cardmember loan net write-offs during the six months ended June 30, 2009.

(c)

Includes reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates offset by reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS. Components of loans to affiliates as of June 30, 2010 and December 31, 2009 were as follows:

(Millions)	2010	2009

TRS Subsidiaries:
American Express Australia Limited	$3,370	$3,687
Amex Bank of Canada	2,794	2,728
American Express Services Europe Limited	2,572	2,710
American Express Co. (Mexico) S.A. de C.V.	451	432
American Express Bank (Mexico) S.A.	365	349
American Express International, Inc.	338	221

Total	$9,890	$10,127

Due to/from Affiliates

As of June 30, 2010 and December 31, 2009, amounts due to affiliates were $716 million and $864 million, respectively. As of June 30, 2010 and December 31, 2009, amounts due from affiliates were $4.1 billion and $5.8 billion, respectively. These amounts relate primarily to timing differences resulting from the purchase of cardmember receivables net of remittances from TRS, as well as to operating activities.

Short-term Debt to Affiliates

Components of short-term debt to affiliates as of June 30, 2010 and December 31, 2009 were as follows:

(Millions)	2010	2009

AE Exposure Management Ltd	$2,260	$2,087
American Express	1,771	948
American Express Europe Limited	355	150
American Express Holdings (Netherlands) C.V.	294	294
National Express Company, Inc.	160	142
American Express Publishing Corp.	48	55
Other	259	217

Total	$5,147	$3,893

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $36 million for the six months ended June 30, 2010 and 2009, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to reduce and distribute its refinancing requirements in future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as the disruption of financial markets, market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy is to raise funds to meet all financing obligations, including seasonal and other working capital needs, while maintaining access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to be able to satisfy all long-term funding maturities for a 12-month period. Credco has $2.9 billion of unsecured long-term debt that will mature by June 30, 2011.

Credco’s liquidity and funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, including Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Service (DBRS). Such ratings support Credco’s access to cost effective unsecured funding as part of its overall financing programs.

Credco’s Short-term ratings, Long-term ratings and Outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable(a)

Moody’s	Prime-1	A2	Stable

S&P	A-2	BBB+	Stable

(a)	In April 2010 Fitch revised its ratings outlook from “Negative” to “Stable”.

A downgrade in Credco’s debt rating could result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, declines in credit ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to American Express Centurion Bank and American Express Bank, FSB (together, “the Banks”), and other American Express subsidiaries, is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the Banks and Credco’s other affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing.

Short-term Funding Programs

Credco’s primary short-term funding program, the issuance and sale of commercial paper, is used mainly to meet working capital needs, such as managing seasonal variations in receivable balances. The amount of short-term borrowing issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of June 30, 2010 and December 31, 2009, Credco had $1.4 billion and $1.0 billion of commercial paper outstanding, respectively. The average commercial paper outstanding was $0.8 billion and $2.0 billion during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

Based on the maximum available borrowings under committed third-party bank credit facilities and investment securities, Credco’s total liquidity coverage of net short-term borrowings was in excess of 100 percent as of both June 30, 2010 and December 31, 2009.

The following table presents selected statistics regarding Credco commercial paper outstanding:

Outstanding Balance (Billions) as of:

Period	Ending	Average	Minimum	Maximum

Q1’08	$14.1	$11.6	$10.3	$14.1
Q2’08	12.6	13.2	11.5	14.7
Q3’08	9.2	10.9	9.2	12.1
Q4’08	7.3	7.3	4.4	9.0

Q1’09	1.8	3.7	1.4	7.4
Q2’09	1.4	1.5	1.2	2.0
Q3’09	1.1	1.1	0.9	1.3
Q4’09	1.0	0.8	0.6	1.1

Q1’10	0.9	0.8	0.6	1.0
Q2’10	1.4	0.9	0.8	1.4

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of June 30, 2010 and December 31, 2009:

(Billions)	2010	2009

Long-term debt outstanding	$18.3	$19.5
Average long-term debt	$18.8	$18.8

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the six months ended June 30, 2010, Credco did not issue any debt securities under its SEC shelf registration statement. As of June 30, 2010 and December 31, 2009, Credco had $10.2 billion and $11.1 billion of outstanding debt securities issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $50.0 billion. During the six months ended June 30, 2010, no notes were issued under this program. As of June 30, 2010, $2.5 billion was outstanding under this program, of which $2.0 billion was issued by Credco. The prospectus for this program expired on July 28, 2010 and will be renewed in 2010.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.2 billion. During the six months ended June 30, 2010, no notes were issued under this program. As of June 30, 2010 and December 31, 2009, approximately $4.8 billion and $4.6 billion of notes were available for issuance under this program and $390 million and $806 million of notes was outstanding, respectively.

As of June 30, 2010, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance when necessary of up to approximately $3.4 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During the six months ended June 30, 2010, no notes were issued under this program. As of June 30, 2010 and December 31, 2009, AECCC had $2.2 billion outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. During the six months ended June 30, 2010, Credco paid $95 million cash dividends to TRS. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

Credco seeks to ensure that it has adequate liquidity in the form of cash and readily-marketable securities easily convertible into cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, in addition to having access to significant additional contingency liquidity sources. This objective is managed by regularly accessing capital through a broad and diverse set of funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of cardmember receivables through sales of receivables to TRS for securitization by RFC V and AEIT, as well as committed bank facilities.

Credco maintains a liquidity plan that enables it to continuously meet its financing obligations even when access to its primary funding sources becomes impaired or markets become inaccessible.

Cash and Readily-Marketable Securities

As of June 30, 2010, Credco had cash and cash equivalents of approximately $81 million as well as $1.8 billion of readily-marketable securities. These investments are of high credit quality and are highly liquid short-term instruments and longer-term U.S. government-sponsored enterprise debt. These instruments either mature prior to the maturity of borrowings that will occur within the next 12 months, or could be sold or pledged under sale/repurchase agreements to raise cash. In addition to its actual holdings of cash and readily-marketable securities, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and readily-marketable securities is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs substantial net interest costs on these amounts. The level of net interest costs will be dependent on the size of its cash and readily-marketable securities holdings, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained the following committed bank credit facilities as of June 30, 2010:

(Billions)	American Express	Credco		Total

Committed	$1.3	$9.8	(a)	$11.1

Outstanding	$—	$(3.5)		$(3.5)

(a)	Credco has the right to borrow a maximum amount of $11.1 billion with a commensurate maximum $1.3 billion reduction in the amount available to American Express.

Credco’s committed bank credit facilities expire as follows:

(Billions)

2010(a)	$1.9
2011	2.7
2012	6.5

Total	$11.1

(a)	These credit facilities were allowed to expire on July 30, 2010.

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of combined earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.68 for the six months ended June 30, 2010. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2010 was 3.28.

Committed bank credit facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all its funding sources, Credco believes it would have the liquidity to satisfy all maturing obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Forward-Looking Statements

Various statements have been made in this Quarterly Report on Second Quarter 2010 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by federal bank regulators relating to certain credit and charge card practices, the impact of the CARD Act, and the impact of the Reform Act, which is subject to further extensive rulemaking, the implications of which are not fully known at this time;

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

Evaluation of Disclosure Controls and Procedures

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that Credco’s disclosure controls and procedures were effective as of June 30, 2010.

On March 31, 2010 Credco filed an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Third Quarter 2009 Form 10-Q/A) to restate its Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. The restatement was to correct an overstatement of cash flows from investing activities and an equal and offsetting understatement of cash flows from operating activities, as further explained below. The restatement did not impact Credco’s previously reported overall net change in cash and cash equivalents in its Consolidated Statement of Cash Flows, or Credco’s Consolidated Balance Sheet or Consolidated Statement of Income, for the period presented.

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

Following a review of its controls and processes, Credco’s management has determined that it did not maintain effective controls over the preparation and review of its Consolidated Financial Statements. Accordingly, Credco’s management concluded that this deficiency constituted a material weakness.

Remediation Steps to Address Material Weaknesses in Internal Controls

Credco has instituted the following new controls to address the deficiency around the preparation and review of its financial statements:

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

Based on the foregoing, management believes that, as of the filing date of this Form 10-Q for the three and six months ended June 30, 2010, the consolidated financial statements included herein fairly present, in all material respects, Credco’s financial condition, results of operations and cash flows for the periods presented. While additional controls continue to be implemented to further strengthen the preparation and review of its financial statements, Credco’s management has determined that the material weakness in internal controls has been remediated.

Changes in Internal Control over Financial Reporting

There were changes to Credco’s internal control over financial reporting relating to remediation measures as described above that occurred during the three months ended June 30, 2010 and through the date of this filing that have had a material effect, or are reasonably likely to have a material effect, on Credco’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), and should be read in conjunction with the discussion of risk factors set forth in that section. Based on the information currently known to Credco, it believes that the matters discussed below, together with the risk factors set forth in the 2009 Form 10-K, identify the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below and those set forth in the 2009 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

Risk Factor

Recent legislative and regulatory reforms may have a significant adverse impact on our business, results of operations and financial condition.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Reform Act, as well as other legislative and regulatory changes, could have a significant adverse impact on the business, results of operations and financial condition of American Express and Credco by, for example, requiring American Express to change its business practices, requiring American Express to comply with more stringent capital, liquidity and leverage ratio requirements, limiting American Express’ ability to pursue business opportunities, imposing additional costs on American Express and Credco (including increased compliance costs), limiting the fees American Express can charge for services and impacting the value of American Express’ and Credco’s assets.

The Reform Act will result in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of a new independent Consumer Financial Protection Bureau within the Federal Reserve Board. The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings and payment services and products. The impact this new regulatory regime will have on American Express’ and Credco’s business is uncertain at this time and will depend on, among other things, the timing of the Bureau’s assumption of its authority from other governmental agencies, which is expected to occur within six to 18 months of the enactment of the Reform Act.

Under the Reform Act, the Federal Reserve Board is authorized to regulate interchange fees paid to banks on debit card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit debit card networks and issuers from requiring transactions to be processed on a single payment network. The Reform Act also prohibits credit/debit network rules that would restrict a merchant from offering discounts to customers in order to encourage them to use a particular form of payment, as long as such discounts do not discriminate among issuers or networks, and that would restrict a merchant from setting certain minimum and maximum transaction amounts for credit cards. The impact of these provisions on American Express’ card and network businesses is uncertain at this time and will depend upon Federal Reserve Board implementing regulations, the actions of American Express’ competitors and the behavior of other marketplace participants, including cardholders and merchants in the American Express’ payment network. Under the Reform Act, most interest rate and currency swaps will be required to be exchange-traded, which may increase collateral posting requirements for Credco.

Many provisions of the Reform Act, including numerous provisions not described above, require the adoption of rules to implement. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The ultimate consequences, therefore, of the Reform Act and its implementing regulations on American Express’ and Credco’s business, results of operations and financial condition remain uncertain.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

DATE: August 12, 2010	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

DATE: August 12, 2010	By	/s/ Kimberly R. Scardino

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