Form 10-Q
period 2010-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2010-11-10
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

           ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2010

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2010	2009	2010	2009

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$87	$143	$319	$524
Interest income from affiliates	119	101	339	320
Interest income from investments	9	16	28	73
Finance revenue	10	12	30	37

Total revenues	225	272	716	954

Expenses

Provisions for losses	11	56	85	163
Interest expense	158	132	416	450
Interest expense to affiliates	4	6	12	38
Service fees to affiliates	—	—	—	1
Other, net	(20)	(39)	(50)	9

Total expenses	153	155	463	661

Pretax income	72	117	253	293
Income tax (benefit) provision	(10)	10	(16)	24

Net income	82	107	269	269
Retained earnings at beginning of period	3,500	3,533	3,408	3,446
Dividends	(92)	(125)	(187)	(200)

Retained earnings at end of period	$3,490	$3,515	$3,490	$3,515

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2010	December 31, 2009

Assets

Cash and cash equivalents	$8	$304
Cardmember receivables, less reserves: 2010, $106; 2009, $141	12,583	9,752
Cardmember loans, less reserves: 2010, $10; 2009, $19	343	455
Loans to affiliates	10,584	10,127
Investment securities	1,829	2,039
Deferred charges and other assets	817	551
Due from affiliates	5,486	5,788

Total assets	$31,650	$29,016

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$926	$1,017
Short-term debt to affiliates	5,002	3,893
Long-term debt	20,989	19,478

Total debt	26,917	24,388
Due to affiliates	668	864
Accrued interest and other liabilities	544	383

Total liabilities	28,129	25,635

Shareholder’s Equity

Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Capital surplus	162	162
Retained earnings	3,490	3,408
Accumulated other comprehensive income (loss), net of tax
Net unrealized securities gains, net of tax: 2010, $(1); 2009, $(8)	2	14
Net unrealized derivatives losses, net of tax: 2010, $—; 2009, $2	—	(3)
Foreign currency translation adjustments, net of tax: 2010, $35; 2009, $—	(133)	(200)

Total accumulated other comprehensive loss	(131)	(189)

Total shareholder’s equity	3,521	3,381

Total liabilities and shareholder’s equity	$31,650	$29,016

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, (Millions)	2010	2009

Cash Flows from Operating Activities
Net income	$269	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	85	163
Amortization and other	23	20
Deferred taxes	100	22
Changes in operating assets and liabilities:
Due from affiliates, net	(43)	236
Other operating assets and liabilities	154	82

Net cash provided by operating activities	588	792

Cash Flows from Investing Activities
Net (increase) decrease in cardmember receivables and loans	(2,975)	1,487
Maturities of investments	175	1,000
Net (increase) decrease in loans to affiliates	(1)	3,037
Net decrease (increase) in due from affiliates	209	(1,726)

Net cash (used in) provided by investing activities	(2,592)	3,798

Cash Flows from Financing Activities
Net decrease in short-term debt	(90)	(6,237)
Net increase (decrease) in short-term debt to affiliates	1,100	(4,159)
Issuance of long-term debt	2,396	1,500
Principal payments on long-term debt	(1,515)	(4,165)
Dividends paid	(187)	(200)

Net cash provided by (used in) financing activities	1,704	(13,261)

Effect of exchange rate changes on cash and cash equivalents	4	(3)

Net decrease in cash and cash equivalents	(296)	(8,674)
Cash and cash equivalents at beginning of period	304	8,855

Cash and cash equivalents at end of period	$8	$181

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

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard amends existing guidance by requiring an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity will be required to disclose credit quality indicators, past due information, and modifications of its financing receivables. The amendments that require disclosures as of a balance sheet date are effective for December 31, 2010. The amendments that require disclosures about activity during a period are effective for periods beginning January 1, 2011. The new standard is anticipated to require expanded disclosure by Credco due to the requirement for further disaggregation of currently disclosed information, as well as new disclosure requirements surrounding reserve activity.

Effective January 1, 2010, Credco adopted ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. These standards eliminate the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (VIEs). In addition, ASU 2009-17 requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary and (iii) the required financial statement disclosures. The adoption of these accounting standards did not have an impact on Credco’s financial position or results of operations and Credco continues to consolidate its VIE

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsequent to the adoption of the standards. However, due to the adoption of these standards, certain cardmember loans purchased by Credco from affiliates are now accounted for as secured financing transactions; accordingly, these cash advances are classified as loans to affiliates by Credco.

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

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of September 30, 2010 and December 31, 2009:

	2010				2009

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Investment securities:
U.S. Government agency obligations	$1,829	$—	$1,829	$—	$2,039	$—	$2,039	$—
Derivatives(a)	660	—	660	—	318	—	318	—

Total assets	$2,489	$—	$2,489	$—	$2,357	$—	$2,357	$—

Liabilities:
Derivatives(a)	$70	$—	$70	$—	$68	$—	$68	$—

Total liabilities	$70	$—	$70	$—	$68	$—	$68	$—

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of December 31, 2009, $2 million of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets. As of September 30, 2010, there were no offsets of derivative assets and liabilities. Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

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

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table on the previous page), Credco applies the following valuation techniques to measure fair value:

Investment Securities

•

When available, quoted market prices in active markets are used to determine fair value. Such investment securities are classified within Level 1 of the fair value hierarchy. As of September 30, 2010 and December 31, 2009, none of Credco’s investment securities were classified as Level 1.

•

When quoted prices in an active market are not available, the fair values for Credco’s investment securities are obtained primarily from a pricing service engaged by Credco and Credco receives one price for each security. The fair values provided by the pricing service are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing service vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing service did not apply any adjustments to the pricing models used. In addition, Credco did not apply any adjustments to prices received from the pricing service. Credco classifies the prices obtained from the pricing service within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Credco reaffirms its understanding of the valuation techniques used by its pricing service at least annually. In addition, Credco corroborates the prices provided by its pricing service to test their reasonableness by comparing their prices to valuations from different pricing sources. Refer to Note 3 for additional fair value information.

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments, which could be assets or liabilities on the Consolidated Balance Sheets, is estimated by a third-party valuation service that uses proprietary pricing models, or by internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 5 for additional fair value information.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not carried at fair value, as of September 30, 2010 and December 31, 2009:

(Rounded to the nearest billion)	2010		2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Assets for which carrying values equal or approximate fair value	$19	$19	$16	$16
Loans to affiliates	$11	$11	$10	$10
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$7	$7	$6	$6
Long-term debt	$21	$21	$19	$20

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2010 and December 31, 2009, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest and certain other liabilities for which carrying values approximate fair value because they are either short-term in duration, variable rate in nature, or have no defined maturity.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of investment securities as of September 30, 2010 and December 31, 2009:

(Millions)	2010				2009

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$1,826	$3	$—	$1,829	$2,017	$22	$—	$2,039

Supplemental Information

For each of the three and nine months ended September 30, 2010 and 2009, Credco did not have any sales of investment securities and therefore had no gross realized gains or losses thereon. All available-for-sale investment securities held as of September 30, 2010 will mature during 2010.

4.	Comprehensive Income

Comprehensive income includes net income and changes in AOCI, which is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur.

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2010	2009	2010	2009

Net income	$82	$107	$269	$269
Other comprehensive (loss) income:
Net unrealized securities losses	(4)	(3)	(12)	(12)
Net unrealized derivatives gains	2	6	3	27
Foreign currency translation adjustments	357	72	67	303

Total	$437	$182	$327	$587

5.	Derivatives and Hedging Activities

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

Derivatives may give rise to counterparty credit risk. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, to mitigate counterparty credit risk Credco has, in certain limited instances, entered into master netting agreements and credit support annexes (CSA). As of September 30, 2010 and December 31, 2009, no collateral had been received or posted under the CSAs.

As of September 30, 2010 and December 31, 2009, the counterparty credit risk associated with Credco’s derivatives was not significant. In relation to Credco’s credit risk, under the terms of its derivatives, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2010 and December 31, 2009:

	Other assets Fair Value		Other liabilities Fair Value

(Millions)	2010	2009	2010	2009

Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$587	$293	$—	$6
Cash flow hedges	2	1	2	5
Foreign exchange contracts
Net investment hedges	—	9	40	7

Total derivatives designated as hedging instruments	$589	$303	$42	$18

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$7	$5
Foreign exchange contracts	71	15	21	45

Total derivatives not designated as hedging instruments	$71	$15	$28	$50

Total derivatives(a)	$660	$318	$70	$68

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of December 31, 2009, $2 million of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets. As of September 30, 2010, there were no offsets of derivative assets and liabilities.

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of September 30, 2010 and December 31, 2009, Credco hedged $9.5 billion and $7.5 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s fixed-rate long-term debt described above:

For the three months ended September 30,

(Millions)	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness

		Amount			Amount

	Location	2010	2009	Location	2010	2009	2010	2009

Interest rate contracts	Other, net expenses	$100	$57	Other, net expenses	$(106)	$(63)	$(6)	$(6)

For the nine months ended September 30,

(Millions)	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness

		Amount			Amount

	Location	2010	2009	Location	2010	2009	2010	2009

Interest rate contracts	Other, net expenses	$300	$(80)	Other, net expenses	$(286)	$80	$14	$—

Credco also recognized a net reduction in interest expense of $63 million and $50 million for the three months ended September 30, 2010 and 2009, respectively, primarily related to the net settlements (interest accruals) on Credco’s fair value hedges. For the nine months ended September 30, 2010 and 2009, the impact on interest expense was a net reduction of $192 million and $141 million, respectively.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the swap. As of September 30, 2010 and December 31, 2009, Credco hedged $0.7 billion and $0.6 billion, respectively, of its floating debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $1 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

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

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Financial Statements:

For the three months ended September 30,

(Millions)			Gains (losses) recognized in income

	Gains (losses) recognized in AOCI, net of tax			Amount reclassified from AOCI into income			Net hedge ineffectiveness

	2010	2009	Location	2010	2009	Location	2010	2009

Cash flow hedges:(a)
Interest rate contracts	$1	$—	Interest expense	$(1)	$(10)	Other, net expenses	$—	$—

Net investment hedges:
Foreign exchange contracts	$(18)	$(15)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

For the nine months ended September 30,

(Millions)			Gains (losses) recognized in income

	Gains (losses) recognized in AOCI, net of tax			Amount reclassified from AOCI into income			Net hedge ineffectiveness

	2010	2009	Location	2010	2009	Location	2010	2009

Cash flow hedges:(a)
Interest rate contracts	$1	$(8)	Interest expense	$(3)	$(54)	Other, net expenses	$—	$—

Net investment hedges:
Foreign exchange contracts	$(47)	$(83)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

(a)	During the three and nine months ended September 30, 2010 and 2009, there were no forecasted transactions that were no longer probable to occur.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income:

For the three months ended September 30,

(Millions)	Gains recognized in income

		Amount

	Location	2010	2009

Interest rate contracts	Other, net expenses	$—	$—
Foreign exchange contracts	Other, net expenses	105	68
	Interest expense	—	4

Total		$105	$72

For the nine months ended September 30,

(Millions)	Gains recognized in income

		Amount

	Location	2010	2009

Interest rate contracts	Other, net expenses	$1	$—
Foreign exchange contracts	Other, net expenses	83	79
	Interest expense	43	16

Total		$127	$95

6.	Variable Interest Entity

Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. Credco has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of variable interest entities. Total assets as of September 30, 2010 and December 31, 2009 were $2.4 billion and $2.3 billion, respectively, and are eliminated in consolidation. Total liabilities as of September 30, 2010 and December 31, 2009 were $2.3 billion and $2.2 billion, respectively, and are recorded in long-term debt. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes Credco’s effective tax rate:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Full Year 2009

Effective tax rate(a)	(13.9)%	(6.3)%	2.2%

(a)      Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Economic Environment/Outlook

Results for the third quarter of 2010 continued to reflect an improved economic environment. Year-over-year cardmember spending volumes grew both in the United States and internationally, and across all of American Express’ businesses. Spending growth as compared to last year continued into the fourth quarter of 2010 through October at levels similar to those in the third quarter despite the more difficult year-over-year comparison in October.

The improving credit trends contributed to the reduction in loss reserves, although reserve coverage ratios remain strong. It is expected that the year-over-year benefits from improving credit trends will decrease over the course of the next year. While American Express is currently investing at historically high levels, the challenges described below have American Express approaching future investment and expense commitments with caution.

Despite the improved economic environment, challenges clearly remain for American Express, both in the United States and in many other key markets. These challenges include weak job creation, volatile consumer confidence, uncertain consumer behavior, and the regulatory and legislative environment, including the uncertain impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act), the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Reform Act), and the proceeding against American Express recently brought by the Department of Justice (DOJ), and certain state attorneys general alleging a violation of the U.S. antitrust laws. Refer to the “Forward-Looking Statements” and “Risk Factors” sections below.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income remained flat for the nine months ended September 30, 2010. The year-over-year decrease in discount revenue and interest income from investments was offset by the decrease in the provisions for losses, interest expense and other expenses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine months ended September 30, 2010 and 2009:

(Millions)	2010	2009

Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$203	$(1,082)
Discount rates	(408)	(212)

Total	$(205)	$(1,294)

Interest income from affiliates:
Average loans to affiliates	$(23)	$(53)
Interest rates	42	(210)

Total	$19	$(263)

Interest income from investments:
Average investments outstanding	$(59)	$49
Interest rates	14	(195)

Total	$(45)	$(146)

Finance revenue:
Average cardmember loans outstanding	$(1)	$5
Interest rates	(6)	1

Total	$(7)	$6

Interest expense:
Average debt outstanding	$(23)	$(408)
Interest rates	(11)	(203)

Total	$(34)	$(611)

Interest expense to affiliates:
Average debt outstanding	$(19)	$9
Interest rates	(7)	(186)

Total	$(26)	$(177)

Discount revenue earned from purchased cardmember receivables and loans

Discount revenue decreased 39 percent or $205 million to $319 million for the nine months ended September 30, 2010, as compared to $524 million for the same period in 2009, due to a decrease in discount rates, partially offset by an increase in the volume of receivables purchased. Volume of receivables purchased for the nine months ended September 30, 2010 increased 39 percent from $83 billion for the same period in 2009 to $115 billion, primarily due to increased cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of 35 basis points from 0.63 percent in the nine months ended September 30, 2009 to 0.28 percent for the nine months ended September 30, 2010. This decrease was attributable to a decrease in both market interest rates and the provisions for losses.

Interest income from affiliates

Interest income from affiliates increased 6 percent or $19 million to $339 million for the nine months ended September 30, 2010, as compared to $320 million for the same period in 2009. The effective annualized interest rate charged to affiliates increased 56 basis points from 3.91 percent for the nine months ended September 30, 2009 to 4.47 percent for the nine months ended September 30, 2010. The average loan balances with affiliates were $10.0 billion and $10.8 billion in the nine months ended September 30, 2010 and 2009, respectively.

Interest income from investments

Interest income from investments decreased 62 percent or $45 million to $28 million for the nine months ended September 30, 2010, as compared to $73 million for the same period in 2009. The year-over-year decrease was driven by a decrease in the average available-for-sale securities and short-term investment balances, partially offset by an increase in interest rates. The total average investment balances were $2.1 billion and $10.9 billion in the nine months ended September 30, 2010 and 2009, respectively. The effective annualized interest rate on investments increased 88 basis points from 0.88 percent for the nine months ended September 30, 2009 to 1.76 percent for the nine months ended September 30, 2010. The increase in the effective interest rates was primarily driven by the change in the mix of available-for-sale securities and short-term investments in 2010 as compared to 2009. The average balance for short-term investments was significantly higher in 2009 as compared to 2010.

Finance revenue

Finance revenue decreased 19 percent or $7 million to $30 million for the nine months ended September 30, 2010 as compared to $37 million for the same period in 2009. The year-over-year decrease was driven by a decrease in average interest rates.

Other, net expenses

Other, net expenses, which was a benefit of $(50) million for the nine months ended September 30, 2010, decreased $59 million from the previous year’s $9 million expense primarily due to reclassification of forward points (interest component of foreign exchange forward contracts) gain of $24 million in 2010 from interest expense to other, net expenses; a favorable impact related to hedge ineffectiveness resulting in a gain of $14 million in 2010; receipts of $10 million in 2010 over the expected recoverable amount related to Credco’s investment in the Reserve Prime Fund; and a charge of $9 million in 2009 as a result of changes in the fair value of certain foreign exchange forward contracts that are economic hedges to foreign currency exposures of net investments in consolidated subsidiaries.

Provisions for losses

The provisions for losses decreased 48 percent or $78 million to $85 million for the nine months ended September 30, 2010, as compared to $163 million for the same period in 2009. The decrease was primarily driven by improved credit performance within the underlying portfolio.

Interest expense

Interest expense decreased 8 percent or $34 million to $416 million for the nine months ended September 30, 2010 as compared to $450 million for the same period in 2009, due to a decrease in both average debt outstanding and interest rates. The 2.79 percent effective annualized interest rate on average debt outstanding as of September 30, 2010 was 7 basis points lower than the 2.86 percent effective rate for the same period in 2009.

Interest expense to affiliates

Interest expense to affiliates decreased 68 percent or $26 million to $12 million for the nine months ended September 30, 2010 as compared to $38 million for the same period in 2009, due to a decrease in both average debt outstanding and interest rates. The effective annualized interest rate on average debt due to affiliates as of September 30, 2010 decreased 18 basis points from 0.50 percent in 2009 to 0.32 percent in 2010.

Income taxes

Credco’s effective tax rate for the nine months ended September 30, 2010 and 2009 was (6.3) percent and 8.2 percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. Credco’s effective tax rate reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the United States Internal Revenue Code that Congress has not yet acted to extend. Refer to “Forward-Looking Statements” for further discussion of this provision.

Cardmember Receivables and Cardmember Loans

As of September 30, 2010 and December 31, 2009, Credco owned $12.7 billion and $9.9 billion of gross cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of September 30, 2010 and December 31, 2009, CRC owned approximately $4.4 billion and $2.9 billion, respectively, of such participation interests.

Cardmember receivables owned as of September 30, 2010 increased approximately $2.8 billion from December 31, 2009, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the nine months ended September 30, 2010. In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, CRC, purchases participation interests from RFC V, a wholly-owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to AEIT by TRS. Due to maturities of certain debt issued by AEIT, RFC V’s interest in AEIT increased and accordingly Credco’s participation interests from RFC V increased, resulting in an increase in Credco’s cardmember receivables purchased.

As of September 30, 2010 and December 31, 2009, Credco owned gross cardmember loans totaling $353 million and $474 million, respectively. These loans consist of certain interest-bearing receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of and for the nine months ended September 30:

(Millions, except percentages)	2010	2009

Total gross cardmember receivables	$12,689	$9,223
Loss reserves – cardmember receivables	$106	$144
Loss reserves as a % of receivables	0.8%	1.6%
Average life of cardmember receivables (in days)(a)	29	30

U.S. Consumer and Small Business gross cardmember receivables	$4,003	$1,894
30 days past due as a % of total	1.5%	1.9%
Average receivables	$3,634	$1,961
Write-offs, net of recoveries	$40	$48
Net write-off rate(b)	1.5%	3.3%

International and Global Commercial gross cardmember receivables(c)	$8,686	$7,329
90 days past billing as a % of total(c)	0.8%	1.8%
Write-offs, net of recoveries(c)	$102	$144
Net loss ratio(c)(d)	0.13%	0.21%

(a)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the nine months periods indicated.

(c)

Effective January 1, 2010, Credco revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables in the fourth quarter of 2008. Previously, these cardmember receivables were written off when they were 360 days past billing.

(d)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans for the nine months ended September 30:

(Millions)	2010	2009

Balance, January 1	$160	$218
Provisions for losses	85	163
Accounts written-off(a)(b)	(151)	(210)
Other(c)	22	(8)

Balance, September 30	$116	$163

(a)

Includes recoveries on accounts previously written-off of $90 million and $57 million during the nine months ended September 30, 2010 and 2009, respectively. As described above, effective January 1, 2010, Credco revised the time period in which past due International and Global Commercial cardmember receivables are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, International and Global Commercial cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the nine months ended September 30, 2010 include net write-offs resulting from this write-off methodology change.

(b)

Includes $142 million of cardmember receivable net write-offs and $9 million of cardmember loan net write-offs during the nine months ended September 30, 2010. Includes $192 million of cardmember receivable net write-offs and $18 million of cardmember loan net write-offs during the nine months ended September 30, 2009.

(c)

Includes reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates offset by reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS. Components of loans to affiliates as of September 30, 2010 and December 31, 2009 were as follows:

(Millions)	2010	2009

TRS Subsidiaries:
American Express Australia Limited	$3,629	$3,687
Amex Bank of Canada	2,844	2,728
American Express Services Europe Limited	2,758	2,710
American Express International, Inc.	515	221
American Express Co. (Mexico) S.A. de C.V.	464	432
American Express Bank (Mexico) S.A.	374	349

Total	$10,584	$10,127

Due to/from Affiliates

As of September 30, 2010 and December 31, 2009, amounts due to affiliates were $668 million and $864 million, respectively. As of September 30, 2010 and December 31, 2009, amounts due from affiliates were $5.5 billion and $5.8 billion, respectively. These amounts relate primarily to timing differences resulting from the purchase of cardmember receivables net of remittances from TRS, as well as to operating activities.

Short-term Debt to Affiliates

Components of short-term debt to affiliates as of September 30, 2010 and December 31, 2009 were as follows:

(Millions)	2010	2009

AE Exposure Management Ltd	$1,720	$2,087
American Express	1,810	948
American Express Europe Limited	650	150
American Express Holdings (Netherlands) C.V.	295	294
National Express Company, Inc.	159	142
American Express Swiss Holdings	173	130
Other	195	142

Total	$5,002	$3,893

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $42 million and $40 million for the nine months ended September 30, 2010 and 2009, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Capital Resources and Liquidity

Credco’s balance sheet management objectives are to maintain:

• A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

• Liquidity programs that enable Credco to satisfy all maturing financing obligations for at least a 12-month period should some or all of its funding sources become inaccessible.

Funding Strategy

American Express has in place an enterprise-wide Funding Policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, reduces reliance on any one type of debt, maturity, or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to distribute its refinancing requirements across future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as the disruption of financial markets, market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, including Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Service (DBRS). Such ratings support Credco’s access to cost effective unsecured funding as part of its overall financing programs.

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Negative(a)

S&P	A-2	BBB+	Stable

(a)	In November 2010, Moody’s revised its ratings outlook from “Stable” to “Negative”.

A downgrade in Credco’s debt rating could result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, a decline in credit ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to American Express Centurion Bank and American Express Bank, FSB (together, “the Banks”), and other American Express subsidiaries, is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the Banks and Credco’s other affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing.

Short-term Funding Programs

Credco’s primary short-term funding program, the issuance and sale of commercial paper, is used mainly to meet working capital needs, such as managing seasonal variations in receivable balances. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2010 and December 31, 2009, Credco had $0.9 billion and $1.0 billion of commercial paper outstanding, respectively. The average commercial paper outstanding was $0.9 billion and $2.0 billion during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

Based on the maximum available borrowings under committed third-party bank credit facilities and investment securities, Credco’s total liquidity coverage of net short-term borrowings was in excess of 100 percent as of both September 30, 2010 and December 31, 2009.

The following table presents selected statistics regarding Credco’s commercial paper outstanding:

Outstanding Balance (Billions) as of:

Period	Ending	Average	Minimum	Maximum

Q1’08	$14.1	$11.6	$10.3	$14.1
Q2’08	12.6	13.2	11.5	14.7
Q3’08	9.2	10.9	9.2	12.1
Q4’08	7.3	7.3	4.4	9.0

Q1’09	1.8	3.7	1.4	7.4
Q2’09	1.4	1.5	1.2	2.0
Q3’09	1.1	1.1	0.9	1.3
Q4’09	1.0	0.8	0.6	1.1

Q1’10	0.9	0.8	0.6	1.0
Q2’10	1.4	0.9	0.8	1.4
Q3’10	0.9	1.0	0.8	1.2

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and international capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of September 30, 2010 and December 31, 2009:

(Billions)	2010	2009

Long-term debt outstanding	$21.0	$19.5
Average long-term debt	$18.7	$18.8

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the third quarter of 2010, Credco issued $2.0 billion of senior unsecured debt with a maturity of five years and a coupon of 2.75 percent from its SEC shelf registration statement. As of September 30, 2010 and December 31, 2009, Credco had $12.3 billion and $11.1 billion of outstanding debt securities issued under the SEC registration statements.

Credco, in conjunction with certain subsidiaries of American Express, has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired on July 28, 2010 and is expected to be renewed in 2010. It is anticipated that the program will allow for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During 2010, no notes were issued under this program. As of September 30, 2010, $2.6 billion was outstanding under this program, of which $2.1 billion was issued by Credco.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.8 billion. During the nine months ended September 30, 2010, no notes were issued under this program. As of September 30, 2010 and December 31, 2009, approximately $5.3 billion and $4.6 billion of notes were available for issuance under this program and $433 million and $806 million of notes was outstanding, respectively.

As of September 30, 2010, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance when necessary of up to approximately $3.4 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During the nine months ended September 30, 2010, no notes were issued under this program. As of September 30, 2010 and December 31, 2009, AECCC had $2.2 billion outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. At September 30, 2010, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During the nine months ended September 30, 2010, Credco paid $187 million cash dividends to TRS. Additionally, Credco paid cash dividends of $73 million to TRS on November 10, 2010. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis, are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of on and off balance sheet sources of liquidity, such that American Express and its subsidiaries, including Credco, can continuously meet expected financing obligations and business requirements, even in the event they are unable to raise new funds under their regular funding programs.

Credco manages this objective by regularly accessing capital through its various funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of cardmember receivables through sales of receivables to TRS for securitization by RFC V and AEIT, as well as committed bank facilities.

Credco incurs and accepts liquidity risk arising in the normal course of its activities. The liquidity risks that American Express, including Credco, is exposed to can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more detail);
•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and
•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios.

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash and readily-marketable securities that are easily convertible into cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. At September 30, 2010, Credco has $3.2 billion of unsecured long-term debt that will mature within 12 months.

Cash and Readily-Marketable Securities

As of September 30, 2010, Credco had cash and cash equivalents of approximately $8 million as well as $1.8 billion of readily-marketable securities. These investments are of high credit quality and are highly liquid short-term instruments and longer-term United States government-sponsored enterprise debt. These instruments either mature prior to the maturity of borrowings that will occur within the next 12 months, or could be sold or pledged under sale/repurchase agreements to raise cash. In addition to its actual holdings of cash and readily-marketable securities, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

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

Committed Bank Credit Facilities

Credco maintained the following committed bank credit facilities as of September 30, 2010:

(Billions)	American Express	Credco		Total

Committed	$0.8	$8.8	(a)	$9.6

Outstanding	$—	$3.9		$3.9

(a)	Credco has the right to borrow a maximum amount of $9.6 billion with a commensurate maximum $0.8 billion reduction in the amount available to American Express.

Credco allowed certain credit facilities totaling approximately $1.9 billion to expire on July 30, 2010. Credco’s remaining committed bank credit facilities expire as follows:

(Billions)

2011	$2.7
2012	6.9

Total	$9.6

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.59 for the nine months ended September 30, 2010. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2010 was 3.39.

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

Forward-Looking Statements

Various statements have been made in this Quarterly Report on Third Quarter 2010 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

•

credit trends, which will depend in part on the economic environment, including, among other things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

•

the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of cardmember receivables and loans;

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

•

the impact on American Express business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the U.S. Department of Justice and certain state attorneys general);

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, its credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities and regulatory changes; and

•

Credco’s results of operations being adversely impacted by various proposals to reform the taxation of income earned by U.S. companies’ international business operations and by other legislative action or inaction, including the potential failure of the United States Congress to extend the active financing exception to Subpart F of the Internal Revenue Code.

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

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), and its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “2010 Form 10-Q”), and should be read in conjunction with the discussion of risk factors set forth in such sections. Based on the information currently known to Credco, it believes the matters discussed below, together with the risk factors set forth in the 2009 Form 10-K and 2010 Form 10-Q, identify the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below and those set forth in the 2009 Form 10-K and 2010 Form 10-Q. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

Risk Factor

Ongoing legal proceedings regarding American Express Company’s “anti-steering” and surcharging policies could require changes to those policies that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to American Express’ global reputation and brand.

On October 4, 2010, the U.S. Department of Justice (DOJ), along with the Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York, against American Express Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (T&E) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, the plaintiffs and Visa and MasterCard announced they had reached an agreement settling the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment.

An adverse outcome in any of these proceedings against American Express Company could materially and adversely impact the profitability of American Express Company, require it to change its policies in a way that could expose American Express Company’s card products to steering or other forms of discrimination at the point of sale, result in the imposition of substantial monetary damages and/or damage American Express Company’s global reputation and brand. Even if American Express Company were not required to change its policies, changes in policies agreed to by Visa and MasterCard pursuant to their settlement agreement with the DOJ and state attorneys general, or other changes to their policies or practices as a result of the proceedings brought by merchants against them, could subject American Express Company to market pressures that force it to make certain changes to its own policies and practices, which could materially and adversely impact American Express Company’s profitability and affect Credco’s business of funding American Express Company card receivables and revolving loans.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: November 10, 2010	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

Date: November 10, 2010	By	/s/ Kimberly R. Scardino

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