Form 10-K
period 2010-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2011-03-31
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission File No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center
200 Vesey Street
New York, New York	10285

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (866) 572-4944.

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Floating Rate Notes, Series C due June 16, 2011	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 31, 2011, 1,504,938 shares were outstanding.

Documents incorporated by reference: None

PART I1

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

The charge card, which is marketed in the United States and many other countries and carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors, including a cardmember’s current spending patterns, payment history, credit record and financial resources. Charge cards generally require payment by the cardmember of the full amount billed each month, and no finance charges are assessed on the balance. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset spending limit and pay-in-full nature of these products attract high-spending cardmembers who want to use a charge card to facilitate larger payments. In addition to charge cards, TRS and its licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, grace periods, and rate and fee structures.

[1]

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

American Express’ card businesses are subject to extensive regulation in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including:

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

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements);

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs);

•	the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) (which prohibits certain acts and practices in connection with consumer card accounts);

•	Regulation Z (which was amended by the Federal Reserve Board (Federal Reserve) to extensively revise the open end consumer disclosure requirements and to implement the requirements of the CARD Act);

•

The Consumer Financial Protection Act of 2010 (Title X of the Dodd-Frank Reform Act)(which provides for the creation of the Consumer Financial Protection Bureau, a new financial services regulator); and

•	Federal and state laws and regulations that generally prohibit engaging in unfair and deceptive business practices.

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries in which American Express operates have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or charged-off as uncollectible. Card issuers and card networks are subject to certain provisions of the Bank Secrecy Act, as amended by the USA Patriot Act of 2001, with regard to maintaining effective anti-money laundering programs.

General Nature of Credco’s Business

As noted above, Credco engages in the business of financing the cardmember receivables and loans of its affiliates. The use of a centralized funding source for assets originated by affiliated entities is utilized by other large corporations like American Express, providing operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results remain separate from other sources of volatility and risk inherent in the businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. The separation of Credco from American Express and its other affiliates also allows American Express to provide Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by adjusting the discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. Refer to Exhibit 12.1 for fixed charge coverage ratio calculation.

In October 2008, as part of American Express’ strategy to increase its flexibility in funding U.S. consumer and small business charge card receivables, Credco and both American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks) mutually agreed to amend their respective agreements for the purchase and sale of card receivables (Receivables Agreements). The previous agreements called for the Banks, which issue American Express’ U.S. consumer and small business charge cards, to sell all unsecuritized receivables related to spending on those cards to Credco. The amended agreements give the Banks the flexibility, from time to time, to sell the receivables to Credco or to retain the receivables and fund them from their own sources, which aligns with American Express’ strategy to maintain access to a range of funding sources. However, the amended agreements require each Bank to sell either all or none of its charge card receivables to Credco at any given time. The Banks, therefore, may not direct receivables with particular risk characteristics for sale to Credco. The arrangements between Credco and the Banks have no impact on Credco’s funding of U.S. Corporate Card charge receivables and charge card receivables outside the United States.

The amendments to the Receivables Agreements have led to a material reduction of Credco’s purchases of cardmember receivables from the Banks. This reduction in volume has resulted in a reduction in Credco’s issuances in the debt capital markets and, in particular, its reliance on short-term borrowings. However, a decline in Credco’s debt issuances, all else being equal, should not have an adverse affect on Credco’s performance and could serve to strengthen Credco’s balance sheet metrics, as Credco’s level of debt declines and capital levels become a larger portion of financing support. This could be beneficial to Credco in the event the markets in which it traditionally borrows become stressed as to pricing, liquidity, or both, which occurred in the period from late 2007 through early 2009. The amended agreements could result in increased volatility in the volume of Credco’s purchases of receivables, and thus its operating metrics that are volume-driven, including net income. Other measures of profitability that Credco believes to be important to debt investors, such as the fixed charge coverage ratio and margins, are generally not materially impacted by a reduction in purchased receivables volume.

Under the amended agreements, the Banks will decide whether to sell their charge card receivables to Credco based primarily upon their consideration of the net cost of funding through sales to Credco, maintenance of a consistently available variety of funding sources, and the effect on the Banks’ required level of capital from the decision to sell or not sell their charge card receivables. As was the case under the original agreements, an overall decline in the quality of receivables purchased from the Banks may result in a higher total expense to Credco of purchasing the receivables.

The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectibility). Credco considers its expenses (such as interest costs, expected credit losses and any applicable service fees) in the calculation of the discount rate at which Credco offers to purchase receivables from the Banks as well as the margin it requires to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 27 below.

During any period in which Credco is not purchasing charge card receivables from the Banks, a higher proportion of its business will be made up of the purchase of both charge and credit card receivables from outside the United States and U.S. Corporate Card charge receivables than if it was purchasing receivables from the Banks. The credit quality of receivables from outside the United States has been generally comparable to that of U.S. receivables.

Credco funds, either directly or indirectly through its consolidated subsidiaries, cardmember receivables and loans of its American Express affiliates primarily in one or more of the following ways:

•	purchases, without recourse, of cardmember receivables and loans directly from issuers of American Express cards (card issuers);

•	purchases of participation interests from American Express Receivables Financing Corporation V LLC (RFC V);

•	unsecured loans provided to affiliates, primarily other American Express bank subsidiaries; and

•	loans provided to affiliates that are collateralized by the underlying cardmember receivables and loans, transferred with recourse.

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

Credco generally purchases non-interest and interest-bearing cardmember receivables at face amount less a specified discount, which is determined at the time of purchase based upon the nature of the receivables. The discount rate applicable to purchases of new receivables is negotiated to reflect changes in interest rates and the collectibility of the receivables. New groups of cardmember receivables are generally purchased net of reserve balances.

In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from RFC V, a wholly-owned subsidiary of TRS which receives an undivided, pro rata interest in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. TRS and its subsidiaries originate the receivables. AEIT is a special purpose entity that is consolidated by RFC V.

Cardmember loans are primarily funded by subsidiaries of TRS other than Credco, although certain cardmember loans are purchased by Credco. These cardmember loans consist of certain interest-bearing and discounted revolving loans generated by cardmember spending on American Express credit cards issued in non-U.S. markets.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds cardmember receivables and cardmember loans in Canada primarily through loans to Amex Bank of Canada, the card issuer and a wholly-owned subsidiary of TRS. In Australia and the United Kingdom, Credco funds cardmember receivables and cardmember loans principally through transfers of receivables with recourse from card issuers, which are wholly-owned subsidiaries of TRS. In Mexico, Credco funds cardmember receivables by acquiring such receivables with recourse from American Express Company (Mexico) and funds cardmember loans through loans to American Express Bank (Mexico), both of which are wholly-owned subsidiaries of TRS. These local funding strategies result in Credco recording additional loans to affiliates.

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

Current Economic Environment/Outlook

Credco’s results for 2010 reflected strong spending growth and improved credit performance of the underlying cardmember receivables and loan portfolios at American Express. Throughout the year, cardmember spending volumes grew both in the United States and outside the United States, and across all of American Express’ businesses. Cardmember spending levels in 2010 reached record levels by the end of the year.

The improving credit trends contributed to a significant reduction in loan and receivable write-offs and in loss reserve levels over the course of 2010 when compared to 2009. Despite the reduction in loss reserve levels, reserve coverage ratios remain strong. It is expected that the year-over-year benefits from improving credit trends will decrease over the course of 2011.

Despite improvement in parts of the economic environment, challenges clearly remain for American Express, both in the United States and in many other key markets. These challenges include weak job creation, volatile consumer confidence, uncertain consumer behavior, an uncertain housing market, and the regulatory and legislative environment, including the uncertain impact of the CARD Act of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Reform Act) and of the proceeding against American Express recently brought by the Department of Justice (DOJ), and certain state attorneys general alleging a violation of the U.S. antitrust laws. Refer to the “Forward-Looking Statements” and “Risk Factors” sections below.

Volume of Business

The following table shows substantially all cardmember receivables and cardmember loans purchased by Credco during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco as of the end of such years:

(Billions)

	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,(a)			Receivables and Loans Owned as of December 31,

Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

2010	$124	$35	$159	$10	$3	$13
2009	86	32	118	7	3	10
2008	204	38	242	8	3	11
2007	262	31	293	24	3	27
2006	251	30	281	25	3	28

(a)

In addition to the above activity, Credco also purchased new groups of cardmember receivables, resulting from participation interests purchased from affiliates, totaling $3.6 billion, $1.8 billion, $1.9 billion, $0.7 billion and $2.0 billion in 2010, 2009, 2008, 2007 and 2006, respectively.

The increase in volumes of receivables and loans purchased during 2010, when compared to 2009, is primarily due to the increase in purchases resulting from higher cardmember spending in 2010 compared to the same period a year ago.

Cardmember Receivables and Cardmember Loans

As of December 31, 2010 and 2009, Credco owned $12.4 billion and $9.9 billion of cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are CRC’s purchases of the participation interests from RFC V in conjunction with TRS’ securitization program. As of December 31, 2010 and 2009, CRC owned approximately $3.7 billion and $2.9 billion, respectively, of such participation interests.

Cardmember receivables owned as of December 31, 2010 increased approximately $2.5 billion from December 31, 2009, primarily as a result of an increase in cardmember receivables purchased due to increased cardmember spending as well as an increase in the participation interest in RFC V’s seller’s interest in the AEIT for the year ended December 31, 2010.

As of December 31, 2010 and 2009, Credco owned gross cardmember loans totaling $380 million and $474 million, respectively. These loans consist of certain interest-bearing receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio for the years ended December 31:

(Millions, except percentages)	2010	2009	2008

Total gross cardmember receivables (a)	$12,373	$9,893	$10,859
Loss reserves - cardmember receivables	$112	$141	$204
Loss reserves as a % of receivables (a)(d)	0.9%	1.4%	1.9%
Average life of cardmember receivables (# in days)(b)	29	29	33

U.S. Consumer and Small Business gross cardmember receivables (a)	$3,497	$2,744	$2,444
30 days past due as a % of total	1.2%	1.5%	2.6%
Average receivables	$3,860	$1,899	$11,413
Write-offs, net of recoveries	$54	$54	$1,047
Net write-off rate (a)(c)	1.4%	2.9%	9.2%

International and Global Commercial gross cardmember receivables (d)	$8,876	$7,149	$8,415
90 days past billing as a % of total (d)	0.9%	1.5%	2.8%
Write-offs, net of recoveries (d)	$115	$186	$146
Net loss ratio (d)(e)	0.10%	0.20%	0.12%

(a)

In the fourth quarter of 2008, American Express revised the time period in which past due cardmember receivables for its U.S. Card Services segment are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, these cardmember receivables were written off when 360 days past billing. A cardmember is considered 360 days past billing if payment has not been received within 360 days of the cardmember’s billing statement date. A cardmember account becomes past due if payment is not received within 30 days after the billing statement date. Credco’s receivables subject to 180 days past due write-off and the related net write-off rate, which reflects write-offs, net of recoveries, expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the years indicated, are reflected above, and includes $257 million of net write-offs in 2008 as a result of the methodology change. The impact of the methodology change to 2008 activity was $103 million which would have resulted in a net write-off rate of 7.8 percent. Refer to Notes 3 and 4 to the Consolidated Financial Statements for further discussion.

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

(d)

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables in the fourth quarter of 2008. Previously, these cardmember receivables were written off when 360 days past billing. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which decreased the 90 days past billing metrics and increased write-offs for these cardmember receivables but did not have a significant impact on provisions for losses.

(e)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.

Prior to 2008, cardmember receivables were written off when 360 days past billing. The following table summarizes selected information related to the cardmember receivables portfolio for the years ended December 31, 2007 and 2006:

Years ended December 31, (Millions, except percentages)	2007	2006

Total cardmember receivables	$26,333	$27,506
90 days past billing as a % of total	4.1%	3.3%
Loss reserves	$831	$739
as a % of receivables	3.2%	2.7%
Write-offs, net of recoveries	$658	$525
Net loss ratio	0.23%	0.19%
Average life of cardmember receivables (in days)	34	32

Reserves for Cardmember Receivables and Cardmember Loans

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2010	2009	2008	2007	2006

Reserve for losses:
Balance, January 1	$160	$218	$841	$749	$686
Additions:
Provisions for losses	128	214	641	842	589
Other credits (a)	36	12	46	14	11
Deductions:
Accounts written-off, net (b)(c)	179	263	1,204	666	532
Other charges (d)	24	21	106	98	5

Balance, December 31	$121	$160	$218	$841	$749

Reserve for losses as a % of gross cardmember receivables and loans owned at year-end	0.9%	1.5%	1.9%	3.2%	2.7%

(a)

Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates. New groups of cardmember receivables and loans purchased totaled $3.6 billion, $1.8 billion, $1.9 billion, $0.7 billion and $2.0 billion in 2010, 2009, 2008, 2007 and 2006, respectively.

(b)

Includes recoveries on accounts previously written off of $119 million, $75 million, $144 million, $175 million and $158 million in 2010, 2009, 2008, 2007 and 2006, respectively. As described above, effective January 1, 2010, Credco revised the time period in which past due International and Global Commercial cardmember receivables are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, International and Global Commercial Services cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the year ended December 31, 2010 included net write-offs resulting from this write-off methodology change.

(c)

The net write-offs for 2008 include approximately $257 million resulting from the 180 days write-off methodology change for U.S. Consumer and Small Business cardmember receivables discussed previously. The net write-offs for 2010 include write-offs resulting from the 180 days write-off methodology change for International and Global Commercial Services cardmember receivables.

(d)

Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates. Cardmember receivables and participation interests sold to affiliates totaled $2.7 billion, $2.3 billion, $2.0 billion, $2.1 billion and $0.4 billion in 2010, 2009, 2008, 2007 and 2006, respectively.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating-rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS.

The components of loans to affiliates as of December 31 were as follows:

(Millions)	2010	2009

TRS Subsidiaries:
American Express Australia Limited	$3,935	$3,687
Amex Bank of Canada	2,969	2,728
American Express Services Europe Limited	2,698	2,710
American Express International, Inc.	519	221
American Express Co. (Mexico) S.A. de C.V.	483	432
American Express Bank (Mexico) S.A.	383	349

Total (a)	$10,987	$10,127

(a)

As of December 31, 2010, Credco had $11.0 billion of outstanding loans to affiliates, of which approximately $7.6 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.4 billion are uncollateralized loans primarily with affiliated banks. As of December 31, 2009, Credco had $10.1 billion of outstanding loans to affiliates, of which approximately $7.0 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.1 billion are uncollateralized loans primarily with affiliated banks.

Due to/from Affiliates

As of December 31, 2010 and 2009, amounts due to affiliates were $1.7 billion and $864 million, respectively. As of December 31, 2010 and 2009, amounts due from affiliates were $4.0 billion and $5.8 billion, respectively. These amounts relate primarily to timing differences resulting from the purchase of cardmember receivables net of remittances from TRS, as well as to operating activities.

Short-term Debt to Affiliates

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2010	2009

AE Exposure Management Ltd.	$2,789	$2,087
American Express Holdings (Netherlands) C.V.	295	294
American Express Swiss Holdings	191	130
National Express Company, Inc.	158	142
American Express Europe Limited	100	150
American Express	11	948
Other	237	142

Total	$3,781	$3,893

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Sources of Funds

Credco’s business is financed by borrowings consisting principally of issuances of U.S. and non-U.S. dollar term debt, borrowings under bank credit facilities in certain international markets, intercompany borrowings, and issuances of commercial paper, as well as cash provided through operations. Since September 2008, Credco’s reliance on commercial paper as a funding source has diminished considerably. This short-term source has not been replaced with other types of short-term debt as Credco’s funding needs have decreased due to the reduction of receivable purchases resulting from the amendment to the Receivables Agreements as discussed previously. Credco has not issued asset-backed securities in the past three years or in any previous years (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Consolidated Capital Resources and Liquidity ― Funding Strategy”.

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Year	Weighted-Average Effective Interest Rate

2010	2.39%
2009	2.15%
2008	3.95%
2007	5.26%
2006	4.63%

Refer to Notes 6 and 10 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

Foreign Operations

Refer to Notes 1, 8 and 14 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

As of December 31, 2010 and 2009, Credco had 21 and 17 employees, respectively.

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

The global money and capital markets, while demonstrating generally improved conditions, remain susceptible to volatility and disruption, which could negatively impact market liquidity conditions.

Credco relies on liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, Credco could be forced to limit its business growth or curtail operations. The principal sources of Credco’s liquidity are payments from cardmembers, cash and cash equivalents, debt instruments such as unsecured medium- and long-term notes and assets that could be sold to TRS for securitizations, and long-term committed bank borrowing facilities in certain non-U.S. markets, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates through intercompany loan agreements.

Notwithstanding Credco’s solid financial position, Credco is not immune from pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment have impacted financial services companies. Although the market for Credco’s unsecured term debt has improved, there is no assurance that the markets will be open in the future. Therefore, Credco’s ability to obtain financing in the debt capital markets for unsecured term debt is dependent on a continuation of investor demand. Credco also would have less flexibility in accessing the commercial paper market as a short-term funding vehicle in the event of a downgrading in its short-term debt rating and volatility in the commercial paper market generally.

In the event that current sources of liquidity, including internal sources, do not satisfy Credco’s needs, it could be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, Credco’s debt credit ratings (which were downgraded in April 2009 by two of the major rating agencies) and credit capacity, as well as the possibility that lenders could develop a negative perception of Credco’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreased due to an economic downturn or due to perceived operational risk. Similarly, Credco’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against Credco.

While American Express and Credco have experienced positive credit trends since the latter half of 2009, if the performance of Credco’s charge card and credit card receivables were to weaken through increasing delinquencies and write-offs, Credco’s long-term and short-term debt ratings could be downgraded and its access to capital could be materially adversely affected and its cost of capital could increase.

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

Credco’s results of operations are materially affected by conditions in the global capital markets and the economy in general, both in the United States and elsewhere around the world.

Ongoing concerns over the availability and cost of credit, the mortgage and real estate markets, sovereign debt crises, fear of a double-dip recession and geopolitical issues have contributed to uncertain expectations for the economy and the markets going forward. These factors, combined with still relatively low levels of business and consumer confidence and relatively high levels of unemployment, continue to impact global economies.

This environment has had, and may continue to have, an adverse effect on Credco, in part because it is very dependent upon consumer and business behavior. If the economy were to worsen, customer behaviors could change further. Credco’s revenue growth is likely to decline in such circumstances and, in certain instances, revenues may decrease, and its profit margins could erode. In addition, in the event of extreme prolonged market adversity, such as the global credit crisis and economic slowdown, Credco could incur significant losses.

Factors such as consumer spending, business investment, government spending, interest rates, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, Credco’s profitability. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending is likely to materially and adversely affect Credco’s business, results of operations and financial condition. Furthermore, the factors discussed above may cause Credco’s earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.

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

If the conditions described above (or similar ones) were to persist or worsen, Credco could experience continuing or increased adverse effects on its results of operations and financial condition.

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

Although Credco’s long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt were downgraded during the second quarter of 2009 by Moody’s Investors Services (Moody’s) and Standard & Poors (S&P). The rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength, as well as factors not entirely within Credco’s control, including conditions affecting the financial services industry generally and the wider state of the economy. There can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding and increase Credco’s cost of capital.

Credco cannot predict what actions rating agencies may take. As with other companies in the financial services industry, Credco’s ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease revenue Credco receives from its international operations.

During 2010, over 53 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and some of the revenue it generates outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in Credco’s net income. Furthermore, Credco may become subject to exchange control regulations that might restrict or prohibit the conversion of Credco’s other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues Credco receives from its international operations and have a material adverse effect on Credco’s business.

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

Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect Credco’s profitability and may increase Credco’s cost of funds.

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

Finally, Credco must also manage the operational risks to which it is exposed. Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error, or the external environment (i.e., such as natural disasters), including losses due to failure to comply with laws and regulations. Operational risks include the risk that Credco may not comply with specific regulatory or legal requirements, exposing Credco to fines and/or penalties and possibly brand damage; employee error or intentional misconduct that results in a material financial misstatement; or a failure to monitor an outsource partner’s compliance with a service level agreement, resulting in economic harm to Credco.

Although Credco and the card issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, Credco’s risk management techniques and hedging strategies may not be fully effective. Refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the policies and procedures Credco uses to identify, monitor and manage the risks Credco assumes in conducting its businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Credco is an indirect wholly-owned subsidiary of American Express and therefore subject to strategic decisions of American Express and affected by American Express’ performance.

Credco is fundamentally affected by its relationship with American Express. As an indirect wholly-owned subsidiary of American Express, Credco is managed by officers and employees of American Express and Credco is subject to a wide range of possible strategic decisions that American Express may make from time to time. Those strategic decisions could include the level and types of financing Credco provides to support the business of American Express and its other subsidiaries and the level and types of transactional or other support made available to Credco by American Express. In addition, circumstances affecting American Express can significantly affect Credco. For example, Credco’s debt ratings are closely tied to those of American Express, and when rating agencies take actions regarding American Express’ ratings, they may take the same actions with respect to Credco’s ratings. Significant changes in American Express’ strategy or its relationship with Credco or material adverse changes in the performance of American Express or its other subsidiaries could have a material adverse effect on Credco. The outstanding debt and other securities of Credco are not obligations of American Express, TRS or other American Express subsidiaries.

Credco is an indirect wholly-owned subsidiary of American Express and any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.

Credco is an indirect wholly-owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables purchase agreements between Credco, on the one hand, and each of the Banks and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer with recourse of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectibility). While there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.

Credco and its subsidiaries are dependent on the Card Issuers that generate receivables.

Credco and its subsidiaries are dependent on the card issuers that generate receivables. Credco and American Express Overseas Credit Corporation Limited (AEOCC), a wholly-owned subsidiary of Credco, are parties to receivables purchase agreements with the card issuers. These receivables agreements generally require that non-interest and interest-bearing receivables be purchased at discount rates that are negotiated and determined at the time of purchase based upon the nature of the receivables. Credco and AEOCC are dependent upon these contractual arrangements. Lower levels of cardmember receivables and loans generated by the card issuers from which Credco and AEOCC purchase receivables would result in a reduction in the level of finance operations and a reduction in the revenues and net income of Credco and AEOCC.

In October 2008, Credco and each of the Banks mutually agreed to amend their respective receivables purchase agreements to allow the Banks flexibility, from time to time, to sell receivables to Credco or to retain the receivables and fund them from their own sources. However, the amended agreements require the Banks to sell either all or none of their charge card receivables to Credco at any given time. The Banks, therefore, may not direct receivables with particular risk characteristics for sale to Credco. The amendments have led to a material reduction in Credco’s purchases of receivables from the Banks and could result in increased volatility in the volume of Credco’s purchases of receivables from time to time. This in turn could increase the volatility of Credco’s operating metrics that are volume-driven, including discount revenue, interest expense and net income.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 will significantly impact Credco’s business practices and could have a material adverse effect on Credco’s results of operations.

The CARD Act required American Express to make fundamental changes to many of American Express’ business practices, including marketing, underwriting, pricing and billing. Among other things, the CARD Act prohibits an issuer from increasing the annualized percentage rate (APR) on outstanding balances (with limited exceptions), requires additional account disclosures, provides consumers with the right to opt out of significant changes to account terms, and restricts penalty fees and charges that may be imposed by an issuer. Most of the requirements of the CARD Act became effective in February 2010. Additional amendments to Regulation Z revising the open-end credit disclosure requirements became effective on July 1, 2010.

Since August 22, 2010, the CARD Act, among other things, requires that penalty fees be reasonable and proportional. Also, since August 22, 2010, the CARD Act requires issuers to periodically reevaluate APR increases to determine if a decrease is appropriate. The first of these reevaluations was required to be completed in February 2011. The obligation to periodically reevaluate APR increases is ongoing, and it is uncertain how these provisions will be interpreted or amended by the new Consumer Financial Protection Bureau (Bureau). Therefore, while the ultimate impact of this requirement is uncertain at this time, it could have a significant impact on Credco’s results of operations.

While American Express has made certain changes to its product terms and practices that are designed to mitigate the impact of the changes required by the CARD Act, there is no assurance that it will be successful. The long-term impact of the CARD Act on American Express’ business practices and revenues will depend upon a number of factors, including its ability to successfully implement its business strategies, consumer behavior and the actions of American Express’ competitors, which are difficult to predict at this time. In the event the actions undertaken to date by American Express to offset the impact of the new legislation and regulations are not ultimately effective, they could have a material adverse effect on American Express’ results of operations. This, in turn, may also directly impact Credco’s results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Reform Act) may have a significant adverse impact on Credco’s business, results of operations and financial condition.

In July 2010, President Obama signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act, as well as regulations promulgated thereunder, could have a significant adverse impact on American Express’ business, results of operations and financial condition by, for example, requiring American Express to change its business practices, requiring American Express to comply with more stringent capital, liquidity and leverage ratio requirements, limiting American Express’ ability to pursue business opportunities, imposing additional costs on American Express (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), limiting the fees American Express can charge for services and impacting the value of American Express’ assets.

The Dodd-Frank Reform Act will result in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the Consumer Financial Protection Bureau within the Federal Reserve. The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The Bureau will write regulations under federal consumer financial protection laws, and enforce those laws against and examine large financial institutions like American Express, Centurion Bank and American Express Bank FSB for compliance. The Bureau will collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Depending on how the Bureau functions and its areas of focus, it could have a material adverse impact on American Express’ businesses. In addition to increasing card issuers’ compliance costs and potentially delaying American Express’ ability to respond to marketplace changes, this could result in requirements to alter American Express’ products and services that would make its products less attractive to consumers and impair its ability to offer them profitably. The impact this new regulatory regime will have on American Express’ business is uncertain at this time and will depend on, among other things, the timing of the Bureau’s assumption of its authority from other governmental agencies, which is expected to occur by July 21, 2011.

Under the Dodd-Frank Reform Act, the Federal Reserve is authorized to regulate interchange fees charged by payment card issuers for transactions in which a person uses a debit or general-use prepaid card, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention, as well as to prohibit exclusive network routing restrictions for electronic debit transactions. Additionally, the Dodd-Frank Reform Act prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit card, provided that such offers do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. The Dodd-Frank Reform Act also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning also are permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. In addition, most interest rate and currency swaps will be required to be exchanged-traded, which may increase collateral posting requirements for Credco.

Many provisions of the Dodd-Frank Reform Act, including numerous provisions not described above, require the adoption of rules to implement. In addition, the Dodd-Frank Reform Act mandates multiple studies, which could result in additional legislation or regulatory action. Therefore, the ultimate consequences of the Dodd-Frank Reform Act and its implementing regulations on American Express’ and Credco’s business, results of operations and financial condition remain uncertain.

Ongoing legal proceedings regarding American Express Company’s “anti-steering” and surcharging policies could require changes to those policies that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to American Express’ global reputation and brand.

The DOJ, along with certain state attorneys general have recently brought an action against American Express, MasterCard International Incorporated (MasterCard) and Visa, Inc. (Visa), alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (T&E) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, the plaintiffs and Visa and MasterCard announced they had reached an agreement settling the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment.

An adverse outcome in any of these proceedings against American Express could materially and adversely impact the profitability of American Express, require it to change its policies in a way that could expose American Express’ card products to steering or other forms of discrimination at the point of sale, result in the imposition of substantial monetary damages and/or damage American Express’ global reputation and brand. Even if American Express were not required to change its policies, changes in policies agreed to by Visa and MasterCard pursuant to their settlement agreement with the DOJ and state attorneys general, or other changes to their policies or practices as a result of the proceedings brought by merchants against them, could subject American Express to market pressures that force it to make certain changes to its own policies and practices, which could materially and adversely impact American Express’ profitability and affect Credco’s business of funding American Express card receivables and revolving loans.

Other Reporting Matters

Accounting Developments

Refer to the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

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

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by federal bank regulators relating to certain credit and charge card practices, the impact of the CARD Act, and the impact of the Dodd-Frank Reform Act, which is subject to further extensive rulemaking, the implications of which are not fully known at this time;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•	the impact on American Express’ business resulting from continuing geopolitical uncertainty;

•

the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the DOJ and certain state attorneys general);

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, Credco’s credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•

Credco’s results of operations being adversely impacted by various proposals to reform the taxation of income earned by U.S. companies’ international business operations and by other legislative action or inaction, including the potential failure of the United States Congress to extend the active financing exception to Subpart F of the Internal Revenue Code.

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

Credco paid cash dividends of $260 million and $400 million to TRS in 2010 and 2009, respectively. For information about limitations on Credco’s ability to pay dividends, refer to Note 7 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the years ended December 31:

(Millions)	2010	2009	2008	2007	2006

Income Statement Data
Revenues	$980	$1,215	$3,230	$3,854	$3,011
Provisions for losses, net of recoveries	128	214	641	842	589
Interest expense (including to affiliates)	598	629	1,618	2,046	1,614
Income tax (benefit) provision	(24)	8	132	60	95
Net income	348	362	864	725	622
Balance Sheet Data
Cash and cash equivalents	$988	$304	$8,855	$2,925	$737
Gross cardmember receivables	12,373	9,893	10,859	26,233	27,506
Reserves for losses, cardmember receivables	112	141	204	831	739
Gross cardmember loans	380	474	498	403	356
Reserves for losses, cardmember loans	9	19	14	10	10
Loans to affiliates	10,987	10,127	11,726	11,201	9,691
Investment securities	—	2,039	3,084	3,044	3,015
Total assets	29,221	29,016	39,265	45,843	40,963
Short-term debt (including due to affiliates)	4,426	4,910	15,684	19,775	15,469
Long-term debt	18,983	19,478	20,010	22,283	21,790
Shareholder’s equity	3,563	3,381	3,033	3,444	3,419
Cash dividends	260	400	580	750	500

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reserves for cardmember losses relating to cardmember loans and receivables represent management’s best estimate of the losses inherent in Credco’s outstanding portfolio of loans and receivables.

Reserves for cardmember loans and receivables losses are primarily based upon models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average losses and recoveries over an appropriate historical period. Management considers whether to adjust the analytic models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as tenure, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators such as the unemployment rate, Gross Domestic Product (GDP), home price indices, non-farm payrolls, personal consumption expenditures index, consumer confidence index, purchasing manager’s index, bankruptcy filings, and legal and regulatory environment. Due to the short-term nature of cardmember receivables, the impact of the other external environmental factors on the inherent losses within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember loans and receivables, and net write-off coverage.

To the extent historical credit experience updated for emerging market trends in credit is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable.
          As of December 31, 2010, an increase (decrease) in write-offs equivalent to 20 basis points of cardmember loan and receivable balances at such date would increase (decrease) the provision for cardmember losses by approximately $26 million. This sensitivity analysis does not represent management’s expectations of the write-offs but is provided as a hypothetical scenario to assess the sensitivity of the provision for cardmember losses to changes in key inputs.
          The process of determining the reserve for cardmember losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

          Cardmember loans and receivables are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due. Cardmember loans and receivables are generally written off no later than 180 days past due.

Cardmember loans and receivables in bankruptcy or owned by deceased individuals are written off upon notification.
Recoveries of both cardmember loans and receivables are recognized on a cash basis.

FAIR VALUE MEASUREMENT

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Credco holds derivative instruments reflected at fair value on Credco’s Consolidated Balance Sheets. Management makes significant assumptions and judgments when estimating the fair values of these financial instruments.

In accordance with U.S. generally accepted accounting principles (GAAP) governing fair value measurement and related disclosures, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The disclosure guidance establishes a three-level hierarchy of inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3).

FAIR VALUE MEASUREMENT (CONTINUED)

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Derivative Instruments	Derivative Instruments	Derivative Instruments

Credco’s primary derivative instruments include interest rate swaps, foreign currency forward agreements, and cross-currency swaps. Derivative instruments are reported at fair value in deferred charges and other assets and accrued interest and other liabilities on Credco’s Consolidated Balance Sheets. Changes in fair value are recorded in accumulated other comprehensive income (loss), and/or in the Consolidated Statements of Income, depending on (i) the documentation and designation of the derivative instrument, and (ii) if the derivative instrument is in a hedging relationship, its effectiveness in offsetting the changes in the designated risk being hedged.

The fair values of Credco’s derivative instruments are estimated by using either a third-party valuation service that uses proprietary pricing models, or internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates and volatility.
     Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value the derivative instruments are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure.
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

In the measurement of fair value for Credco’s derivative instruments, although the underlying inputs used in the pricing models are readily observable from actively quoted markets, the pricing models do entail a certain amount of subjectivity and therefore, differing judgments in how the underlying inputs are modeled could result in different estimates of fair value. In addition, any necessary credit valuation adjustments are based on observable default rates. A change in facts and circumstances could lead to a change in management judgment about counterparty credit quality, which could result in Credco recognizing an additional counterparty credit valuation adjustment. As of December 31, 2010, the credit and nonperformance risks associated with Credco’s derivative instrument counterparties were not significant.

INCOME TAXES

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

As a member of the consolidated federal income tax return of American Express, Credco is subject to the income tax laws of the United States and its states and municipalities. Credco is also subject to the income tax laws of the foreign jurisdictions in which it operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. In establishing a provision for income tax expense, management must make judgments about the application of these inherently complex tax laws. Under an agreement with TRS, taxes are recognized on a separate company basis.

Unrecognized Tax Benefits	Unrecognized Tax Benefits	Unrecognized Tax Benefits

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

Deferred Taxes	Deferred Taxes	Deferred Taxes

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

Funding Strategy

American Express has in place an enterprise-wide Funding Policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions, or from any one type of debt, maturity, or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

Credco, like many financial services companies, has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to distribute its refinancing requirements across future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as the disruption of financial markets or market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy for 2011 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while maintaining access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term borrowings for a 12-month period. Credco has $2.2 billion of unsecured long-term debt that will mature during 2011.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, including Moody’s, S&P, Fitch Ratings (Fitch) and Dominion Bond Rating Service (DBRS). Such ratings support Credco’s access to cost effective unsecured funding as part of its overall financing programs.

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Negative

S&P	A-2	BBB+	Stable

A downgrade in Credco’s debt rating could result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, a decline in credit debt ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to the Banks, and other American Express subsidiaries, is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the Banks and Credco’s other affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing. Downgrades to certain of Credco’s unsecured debt ratings that have occurred over the last several years have not caused a permanent increase in Credco’s borrowing costs or a reduction in its borrowing capacity.

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs, such as managing seasonal variations in receivables balances. Short-term borrowings were fairly stable throughout 2010. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2010 and 2009, Credco had $0.6 billion and $1.0 billion of commercial paper outstanding, respectively. The average commercial paper outstanding was $0.9 billion and $2.0 billion for the years ended December 31, 2010 and 2009, respectively.

Credco’s total back-up liquidity coverage, which includes its undrawn committed bank facilities, was in excess of 100 percent of its net short-term borrowings as of December 31, 2010 and 2009. The undrawn committed bank credit facilities were $5.7 billion as of December 31, 2010.

In 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF), which provided three months of liquidity to U.S. issuers of commercial paper through a special purpose vehicle. The CPFF program expired on February 1, 2010. The expiration of the CPFF program has not had, and under current market conditions Credco does not expect the expiration to have, any material impact on Credco’s business or funding positions. However, if extreme levels of volatility and disruptions in capital markets reemerge, the lack of government supported liquidity programs, such as CPFF, could negatively impact Credco’s funding capabilities.

The following table presents selected statistics regarding Credco’s commercial paper balances outstanding as of:

(Billions)

Period		Ending	Average	(a)	Minimum	Maximum

Q1’10		$0.9	$0.8		$0.6	$1.0
Q2’10		1.4	0.9		0.8	1.4
Q3’10		0.9	1.0		0.8	1.2
Q4’10		0.6	0.8		0.5	1.0

Q1’09		1.8	3.7		1.4	7.4
Q2’09		1.4	1.5		1.2	2.0
Q3’09		1.1	1.1		0.9	1.3
Q4’09		1.0	0.8		0.6	1.1

Q1’08		14.1	11.6		10.3	14.1
Q2’08		12.6	13.2		11.5	14.7
Q3’08		9.2	10.9		9.2	12.1
Q4’08	(b)	7.3	7.3		4.4	9.0

(a)	Based on monthly averaging.

(b)

Includes $4.5 billion under the CPFF as of December 31, 2008, which was also the maximum balance under the CPFF. Credco has not issued commercial paper to the CPFF since November 4, 2008, and has had no commercial paper outstanding under the CPFF since March 30, 2009.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of December 31:

(Billions)	2010	2009

Long-term debt outstanding	$19.0	$19.5
Average long-term debt	$19.0	$18.8

Refer to Note 6 to the Consolidated Financial Statements for further details on total year-end stated rates on debt and maturities.

Credco has the ability to issue debt securities under shelf registrations filed with SEC. The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the third quarter of 2010, Credco issued $2.0 billion of senior unsecured debt with a maturity of five years and a coupon of 2.75 percent from its SEC shelf registration statement. As of December 31, 2010 and 2009, Credco had $10.5 billion and $11.1 billion, respectively, of debt securities outstanding, issued under the SEC shelf registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired on July 28, 2010 and was renewed on January 5, 2011. The program allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During 2010, no notes were issued under this program. As of December 31, 2010 and 2009, $2.6 billion was outstanding under this program, of which $2.1 billion was issued by Credco.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.1 billion. During 2010, no notes were issued under this program. As of December 31, 2010 and 2009, approximately $5.6 billion and $4.6 billion of notes were available for issuance under this program and $456 million and $806 million of notes were outstanding, respectively.

As of December 31, 2010, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance when necessary of up to approximately $3.5 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During 2010, no notes were issued under this program. As of December 31, 2010 and 2009, AECCC had $1.8 billion and $2.2 billion outstanding under this program, respectively. The financial results of AECCC are included in the consolidated financial results of Credco.

The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. As of December 31, 2010, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During 2010 and 2009, Credco paid $260 million and $400 million cash dividends, respectively, to TRS. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of on and off-balance sheet sources of liquidity, such that American Express and its subsidiaries, including Credco, can continuously meet expected financing obligations and business requirements, even in the event they are unable to raise new funds under their regular funding programs.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash and readily-marketable securities that are easily convertible into cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of December 31, 2010, Credco had $2.2 billion of unsecured long-term debt that will mature within 12 months.

As of December 31, 2010, Credco had cash and cash equivalents of approximately $1.0 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs substantial interest costs on these amounts. The level of net interest costs will be dependent on the amount of its cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained the following committed bank credit facilities as of December 31, 2010:

(Billions)	American Express	Credco		Total

Committed(a)	$0.8	$9.0	(b)	$9.8
Outstanding	$—	$4.1		$4.1

(a)	Committed lines were supplied by 32 financial institutions as of year-end.

(b)	Credco has the right to borrow a maximum amount of $9.8 billion with a commensurate maximum $0.8 billion reduction in the amount available to American Express.

Credco’s remaining committed bank credit facilities expire as follows:

(Billions)

2011	$2.7
2012	7.1

Total	$9.8

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	Credco	American Express

2010	1.54	3.39
2009	1.59	2.22
2008	1.62	1.96

Committed bank credit facilities do not contain material adverse change clauses which might otherwise preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all its funding sources as described above, Credco believes it would have access to liquidity to satisfy all maturing long-term funding obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Results of Operations

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased $14 million or 4 percent to $348 million for the year ended December 31, 2010, as compared to $362 million for the year ended December 31, 2009. The year-over-year decrease in discount revenue and interest income from investments was partially offset by the decrease in the provisions for losses, interest expense and other, net expenses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts as of December 31:

(Millions)	2010	2009

Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$254		$(1,140)
Discount rates	(463)		(399)

Total	$(209)		$(1,539)

Interest income from affiliates:
Average loans to affiliates	$(29)		$(69)
Interest rates	63		(243)

Total	$34		$(312)

Interest income from investments:
Average investments outstanding	$(67)		$11
Interest rates	16		(175)

Total	$(51)		$(164)

Finance revenue:
Average cardmember loans outstanding	$(3)		$4
Interest rates	(6)		(4)

Total	$(9)	$	―

Interest expense:
Average debt outstanding	$(19)		$(488)
Interest rates	13		(287)

Total	$(6)		$(775)

Interest expense to affiliates:
Average debt outstanding	$(17)		$(7)
Interest rates	(8)		(207)

Total	$(25)		$(214)

Discount revenue earned on purchased cardmember receivables and loans

Discount revenue decreased 32 percent or $209 million to $443 million for 2010, as compared to $652 million in 2009, due to a decrease in discount rates, partially offset by an increase in the volume of cardmember receivables purchased. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of 29 basis points from 0.57 percent in 2009 to 0.28 percent in 2010. This decrease was attributable to both a decrease in market interest rates and the improvement in the credit quality of the cardmember receivables. Volume of cardmember receivables and loans purchased for 2010 increased 35 percent from $118 billion in 2009 to $159 billion in 2010, primarily due to increased cardmember spending.

Interest income from affiliates

Interest income from affiliates increased 8 percent or $34 million to $466 million in 2010, as compared to $432 million in 2009. The effective annualized interest rate charged to affiliates increased 63 basis points from 3.95 percent for 2009 to 4.58 percent for 2010. The rate increase is driven by an increase in interest rates in the Australian market, a primary factor in the rate used in Credco’s loans to its Australian affiliate. The average loan balances with affiliates were $10.2 billion and $10.9 billion for the years ended December 31, 2010 and 2009, respectively.

Interest income from investments

Interest income from investments decreased 62 percent or $51 million to $32 million for 2010, as compared to $83 million for 2009. The year-over-year decrease was driven by a decrease in the average available-for-sale securities and short-term investment balances, partially offset by an increase in interest rates. The total average investment balances were $1.8 billion and $9.0 billion for 2010 and 2009, respectively. The effective annualized interest rate on investments increased 89 basis points from 0.92 percent for 2009 to 1.81 percent for 2010. The increase in the effective interest rates was primarily driven by the change in the mix of available-for-sale securities and short-term investments in 2010 as compared to 2009. The average balance for short-term investments was significantly higher in 2009 as compared to 2010.

Finance revenue

Finance revenue decreased 19 percent or $9 million to $39 million during 2010 as compared to $48 million for the same period in 2009. The year-over-year decrease was primarily driven by a decrease in average interest rates.

Other, net expenses

Other, net expenses, which was a benefit of $71 million for 2010, decreased $72 million from the previous year’s $1 million expense primarily due to the reclassification of the forward points (interest component of foreign exchange forward contracts) gain of $52 million in 2010 from interest expense to other, net expenses; receipts of $10 million in 2010 over the expected recoverable amount related to Credco’s investment in the Reserve Prime Fund; a favorable impact related to hedge ineffectiveness resulting in an additional gain of $2 million in 2010; and a charge of $9 million in 2009 as a result of changes in the fair value of certain foreign exchange contracts that are economic hedges to foreign currency exposures of net investments in consolidated subsidiaries.

Provisions for losses

The provisions for losses decreased 40 percent or $86 million to $128 million for 2010, as compared to $214 million for 2009. The decrease was primarily driven by improved credit performance within the underlying portfolio.

Interest expense

Interest expense decreased 1 percent or $6 million to $582 million for 2010 as compared to $588 million for 2009, due to a decrease in average debt outstanding, partially offset by an increase in interest rates. The 2.92 percent effective annualized interest rate on average debt outstanding during 2010 was 7 basis points higher than the 2.85 percent effective interest rate for the same period in 2009.

Interest expense to affiliates

Interest expense to affiliates decreased 60 percent or $25 million to $16 million for 2010, as compared to $41 million for 2009, due to a decrease in both average debt outstanding and interest rates. The effective annualized interest rate on average debt due to affiliates as of December 31, 2010 decreased 16 basis points from 0.48 percent in 2009 to 0.32 percent in 2010.

Service fees to affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $120 million and $126 million for the years ended December 31, 2010 and 2009, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Income taxes

Credco’s effective tax rate for the years ended December 31, 2010 and 2009 was (7.4) percent and 2.2 percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. Credco’s effective tax rate reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on the continued extension by Congress of a provision of the United States Internal Revenue Code. Refer to “Forward-Looking Statements” for further discussion of this provision.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board approved American Express Enterprise-wide Risk Management Policy, which defines risk management objectives, risk appetite, risk limits and escalation triggers, and establishes the internal governance structure for managing risk. The Policy focuses on the major risks that are relevant to American Express and Credco – credit risk, operational risk, market risk and reputational risk. Management committees, including the Enterprise Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer, and the Asset-Liability Committee (ALCO), chaired by the American Express Chief Financial Officer, are responsible for implementing policies for managing these risks across American Express, including Credco.

Credit Risk Management Process

Credit risk is defined as the risk of loss due to obligor or counterparty default. TRS manages the overall credit risk exposure associated with the cardmember receivables and loans purchased by Credco. Credco is exposed to credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse, as well as through its participation interests. Since Credco’s portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations, and social segments, its risk is reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in cardmember receivables and cardmember loans.

Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated as investment grade. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its operations outside the United States.

General principles and the overall framework for managing market risk across American Express and its subsidiaries, including Credco, are defined in the Market Risk Policy, which is the responsibility of the ALCO. Market risk limits and escalation triggers within that policy are approved by the ALCO and by the ERMC. Market risk is centrally monitored for compliance with policy and limits by the Market Risk Committee, which reports into the ALCO and is chaired by the Chief Market Risk Officer of American Express. Market risk management is also guided by policies covering the use of derivative financial instruments, funding and liquidity and investments.

Derivative financial instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of American Express’ market risk management. Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 8 to Credco’s Consolidated Financial Statements.

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

Credco regularly reviews its interest rate exposure profile and may modify it. Interest rate derivatives, primarily interest rate swaps, with notional amounts of approximately $10 billion and $8 billion were outstanding as of

December 31, 2010 and 2009, respectively. These derivatives generally qualify for hedge accounting. A portion of the interest rate derivatives outstanding as of December 31, 2010 extend to 2015.

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

Foreign exchange risk is generated by funding foreign currency cardmember receivables and loans in U.S. dollars and by foreign subsidiary equity and foreign currency earnings in units outside the United States. Credco hedges this market exposure to the extent it is economically justified through various means, including foreign currency funding and the use of derivative financial instruments such as foreign exchange forwards and cross-currency swap contracts, which can help “lock in” the value of Credco’s exposure to specific currencies.

As of December 31, 2010 and 2009, foreign currency hedge instruments with total notional amounts of approximately $7 billion and $6 billion, respectively, were outstanding. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity generally do.

With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2010.

Funding and Liquidity Risk Management Process

Liquidity risk is defined as the inability of Credco to meet its ongoing financial and business obligations as they become due at a reasonable cost. General principles and the overall framework for managing liquidity risk across American Express are defined in the Liquidity Risk Policy, approved by the ALCO and the Audit and Risk Committee of the American Express Board. Liquidity risk is centrally managed by the Funding and Liquidity Committee, which reports into the ALCO. Credco balances the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. American Express has developed a liquidity plan that enables it to meet its daily cash obligations when access to both unsecured and secured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that Credco and all of its main operating entities could continuously meet their maturing debt obligations for a 12-month period if access to all capital markets is interrupted.

Liquidity risk is managed both at an aggregate company level and at the major legal entities in order to ensure that sufficient funding and liquidity resources are available in the amount and in the location needed in a stress event. The Funding and Liquidity Committee reviews the forecasts of American Express aggregate and Credco cash positions and financing requirements and approves the funding plans designed to satisfy those requirements under normal conditions, establishes guidelines to identify the amount of liquidity resources required, and monitors positions and determines any actions to be taken. Liquidity planning also takes into account operating cash flexibilities.

Operational Risk Management Process

Operational risk is the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error or the external environment (e.g., natural disasters) including losses due to failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal or regulatory penalties. Current areas of significant focus include data protection, anti-money laundering, vendor risk, impact of organizational change, financial reporting risk and both internal and external fraud.

The general principles and the overall framework for managing operational risk across American Express are defined in the Operational Risk Policy approved by the Audit and Risk Committee of the American Express Board of Directors. The Operational Risk Management Committee (ORMC) provides governance for the operational risk framework.

In order to appropriately measure operational risk, American Express has developed a comprehensive operational risk model. This model assesses (i) risk events, i.e., what occurred or could have occurred; (ii) root causes, i.e., why did it occur or could have occurred; (iii) impact and (iv) accountability. Any impacts are assessed from a financial, brand, regulatory and legal perspective. The operational risk model also assesses the frequency and likelihood that events may occur again so that the appropriate mitigation steps may be taken.

The operational risk framework also includes the entity risk self-assessment. This is a risk workshop where senior leaders identify the key operational risks that the business unit or support group faces and determine preparedness to respond should these risks occur. Top risks are tracked to ensure that the appropriate monitoring or mitigation is in place. The day-to-day management of operational risk lies with Credco.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	1.	Financial Statements.

See Index to Financial Statements at page F-1 hereof.

	2.	Supplementary Financial Information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in Credco’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to Credco’s management, including Credco’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in Credco’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Credco’s fourth quarter that have materially affected, or are reasonably likely to materially affect, Credco’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Credco is responsible for establishing and maintaining adequate internal control over financial reporting.

Credco’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Credco;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Credco are being made only in accordance with authorizations of management and directors of Credco; and

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

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2010. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2010, Credco’s internal control over financial reporting is effective.

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

The Audit and Risk Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2010.

Each year the Audit and Risk Committee reviews the accountants’ qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Risk Committee charter requires a detailed review of American Express’ accounting firm, which would include a comparison of resources available in other firms. The Committee conducted such a review in 2004, resulting in the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2005.

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $678,032 and $682,819 for the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2010 or 2009.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2010 or 2009.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2010 or 2009.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm is subject to the specific pre-approval of the Audit and Risk Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by such Audit and Risk Committee in accordance with its pre-approval procedures. All such services provided by

Credco’s independent registered public accounting firm have been pre-approved. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit and Risk Committee of American Express prior to the beginning of any services.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: March 31, 2011	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Date: March 31, 2011	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer and Director

Date: March 31, 2011	By	/s/ Kimberly R. Scardino

Kimberly R. Scardino
Vice President and Chief Accounting Officer

Date: March 31, 2011	By	/s/ Anderson Y. Lee

Anderson Y. Lee
Chief Financial Officer and Director

Date: March 31, 2011	By	/s/ Peter C. Sisti

Peter C. Sisti
Director

(Item 15 (a))

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN EXPRESS CREDIT CORPORATION

Financial Statements

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2011

CONSOLIDATED STATEMENTS OF INCOME
AMERICAN EXPRESS CREDIT CORPORATION

Years Ended December 31, (Millions)	2010	2009	2008

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$443	$652	$2,191
Interest income from affiliates	466	432	744
Interest income from investments	32	83	247
Finance revenue	39	48	48

Total revenues	980	1,215	3,230

Expenses

Provisions for losses	128	214	641
Interest expense	582	588	1,363
Interest expense to affiliates	16	41	255
Service fees to affiliates	1	1	173
Other, net	(71)	1	(198)

Total expenses	656	845	2,234

Pretax income	324	370	996
Income tax (benefit) provision	(24)	8	132

Net income	$348	$362	$864

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AMERICAN EXPRESS CREDIT CORPORATION

December 31, (Millions, except share data)	2010	2009

Assets

Cash and cash equivalents	$988	$304
Cardmember receivables, less reserves: 2010, $112; 2009, $141	12,261	9,752
Cardmember loans, less reserves: 2010, $9; 2009, $19	371	455
Loans to affiliates	10,987	10,127
Investment securities	―	2,039
Deferred charges and other assets	627	551
Due from affiliates	3,987	5,788

Total assets	$29,221	$29,016

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$645	$1,017
Short-term debt to affiliates	3,781	3,893
Long-term debt	18,983	19,478

Total debt	23,409	24,388
Due to affiliates	1,742	864
Accrued interest and other liabilities	507	383

Total liabilities	25,658	25,635

Shareholder’s Equity

Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	162	162
Retained earnings	3,496	3,408
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities gains, net of tax: 2010, $0; 2009, $(8)	―	14
Net unrealized derivatives losses, net of tax: 2010, $0; 2009, $2	―	(3)
Foreign currency translation adjustments, net of tax: 2010, $49; 2009, $0	(95)	(200)

Total accumulated other comprehensive loss	(95)	(189)

Total shareholder’s equity	3,563	3,381

Total liabilities and shareholder’s equity	$29,221	$29,016

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AMERICAN EXPRESS CREDIT CORPORATION

Years Ended December 31, (Millions)	2010	2009	2008

Cash Flows from Operating Activities
Net income	$348	$362	$864
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	128	214	785
Amortization and other	29	26	2
Deferred taxes	39	17	212
Changes in operating assets and liabilities:
Due from affiliates, net	61	174	(258)
Other operating assets and liabilities	300	78	450

Net cash provided by operating activities	905	871	2,055

Cash Flows from Investing Activities
Net (increase) decrease in cardmember receivables and loans	(2,774)	775	13,441
Purchase of investments	—	—	(2,637)
Maturity of investments	2,000	1,000	600
Sales of investments	—	—	1,994
Net (increase) decrease in loans to affiliates	(194)	3,038	(2,791)
Net decrease (increase) in due from affiliates	2,709	(1,438)	(933)

Net cash provided by investing activities	1,741	3,375	9,674

Cash Flows from Financing Activities
Net decrease in short-term debt	(371)	(6,350)	(3,726)
Net decrease in short-term debt to affiliates	(127)	(4,424)	(365)
Issuance of long-term debt	2,396	3,697	6,265
Principal payments on long-term debt	(3,610)	(5,322)	(7,388)
Dividends paid	(260)	(400)	(580)

Net cash used in financing activities	(1,972)	(12,799)	(5,794)

Effect on exchange rate changes on cash and cash equivalents	10	2	(5)

Net increase (decrease) in cash and cash equivalents	684	(8,551)	5,930
Cash and cash equivalents at beginning of year	304	8,855	2,925

Cash and cash equivalents at end of year	$988	$304	$8,855

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
AMERICAN EXPRESS CREDIT CORPORATION

Three Years Ended December 31, 2010 (Millions)	Total	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings

Balances as of December 31, 2007	$3,444	$	―	$162	$120	$3,162

Comprehensive income:
Net income	864					864
Change in net unrealized derivatives losses	(5)				(5)
Foreign currency translation adjustments	(690)				(690)

Total comprehensive income	169
Cash dividends paid	(580)					(580)

Balances as of December 31, 2008	3,033		―	162	(575)	3,446

Comprehensive income:
Net income	362					362
Change in net unrealized securities gains	(14)				(14)
Change in net unrealized derivatives losses	32				32
Foreign currency translation adjustments	368				368

Total comprehensive income	748
Cash dividends paid	(400)					(400)

Balances as of December 31, 2009	3,381		―	162	(189)	3,408

Comprehensive income:
Net income	348					348
Change in net unrealized securities gains	(14)				(14)
Change in net unrealized derivatives losses	3				3
Foreign currency translation adjustments	105				105

Total comprehensive income	442
Cash dividends paid	(260)					(260)

Balances as of December 31, 2010	$3,563	$	―	$162	$(95)	$3,496

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

Credco consolidates all entities in which it holds a “controlling financial interest.” For voting interest entities, Credco is considered to hold a controlling financial interest when Credco is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), Credco is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. Prior to the adoption of ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (effective January 1, 2010), a primary beneficiary was the party that absorbs a majority of the VIE’s expected residual returns. For VIEs subsequent to the adoption of ASU No. 2009-17, a primary beneficiary is a party that has both: (1) the power to direct the activities of a VIE that most significantly impact that entity’s economic performance, and (2) the obligation to absorb losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity.

Entities in which Credco’s voting interest in common equity does not provide Credco with control, but allows Credco to exert significant influence over their financial and operating decisions are accounted for under the equity method. All other investments in equity securities, to the extent that they are not considered marketable securities, are accounted for under the cost method.

Certain reclassifications of prior year amounts have been made to conform to the current presentation. These reclassifications had no impact on net income or total shareholder’s equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive (loss) income (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in Credco’s Consolidated Statements of Income, in interest expense or other, net expense, depending on the nature of the activity. Net foreign currency transaction gains amounted to approximately $93 million, $34 million and $207 million in 2010, 2009 and 2008, respectively.

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

Discount Revenue Earned from Purchased Cardmember Receivables and Loans

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

Finance Revenue

Cardmember lending finance revenues are assessed using the average daily balance method for loans owned and are recognized based upon the loan principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.

Interest Expense

Interest expense includes interest incurred primarily to fund cardmember loans, charge card product receivables, general corporate purposes, and liquidity needs, and is recognized as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances, and other highly liquid investments with original maturities of 90 days or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Other Significant Accounting Policies

The following table identifies Credco’s other significant accounting policies, along with the Note and page where a detailed description of each policy can be found.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. As such, the standard amends existing guidance by requiring an entity to provide a greater level of disaggregated information about its financing receivables and its allowance for credit losses and includes new disclosures such as credit quality indicators, past due information and additional impaired loan data. Effective December 31, 2010, Credco adopted these amendments except for disclosures of activity within periods, which become effective for periods beginning January 1, 2011. Additionally, certain new disclosures for Troubled Debt Restructurings were not implemented because such disclosures have been deferred by ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, and are expected to be effective for periods beginning April 1, 2011.

In addition, Credco adopted the following standards:

•	ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, and

•	ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

These standards eliminated the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of VIEs. In addition, ASU 2009-17 required an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The adoption of these accounting standards did not have an impact on Credco’s financial position or results of operations and Credco continues to consolidate American Express Canada Credit Corporation (AECCC), its VIE subsequent to the adoption of the standards. However, due to the adoption of these standards, certain cardmember loans purchased by Credco were reclassified to loans to affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 2 Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on Credco’s principal or most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

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

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of December 31:

	2010				2009

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets
Investment securities–
U.S. Government agency obligations	$—	$—	$—	$—	$2,039	$—	$2,039	$—
Derivatives (a)	498	—	498	—	318	—	318	—

Total assets	$498	$—	$498	$—	$2,357	$—	$2,357	$—

Liabilities
Derivatives (a)	$81	$—	$81	$—	$68	$—	$68	$—

Total liabilities	$81	$—	$81	$—	$68	$—	$68	$—

(a)

Refer to Note 8 for the fair values of derivative assets and liabilities on a further disaggregated basis. While derivative assets and derivative liabilities are presented gross in the table above, GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of December 31, 2010 and 2009, $1 million and $2 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

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

Valuation Techniques Used in Measuring Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table on the previous page), Credco applies the following valuation techniques to measure fair value:

Investment Securities

•

When available, quoted market prices in active markets are used to determine fair value. Such investment securities are classified within Level 1 of the fair value hierarchy. There were no investment securities as of December 31, 2010. As of December 31, 2009, none of Credco’s investment securities were classified as Level 1.

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

Credco reaffirms its understanding of the valuation techniques used by its pricing service at least annually. In addition, Credco corroborates the prices provided by its pricing service to test their reasonableness by comparing their prices to valuations from different pricing sources. Refer to Note 5 for additional fair value information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not carried at fair value, as of December 31:

(Billions)	2010		2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Assets for which carrying values equal or approximate fair value	$18	$18	$16	$16
Loans to affiliates	$11	$11	$10	$10
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$7	$7	$6	$6
Long-term debt	$19	$19	$19	$20

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2010 and 2009, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, cardmember loans, due from affiliates, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short term in duration or variable rate in nature.

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

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest, and certain other liabilities for which the carrying values approximate fair value because they are either short term in duration, variable rate in nature, or have no defined maturity.

Financial Liabilities Carried at Other than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 3 Cardmember Receivables and Loans

Cardmember Receivables

Cardmember receivables represent amounts due from American Express charge card payment product customers. For American Express, these cardmember receivables are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Charge card customers generally must pay the full amount billed each month. Each charge card transaction is authorized based on its likely economics reflecting cardmember’s most recent credit information and spend patterns. Global limits are established to limit maximum exposure for high risk and some high spend charge cardmembers. Accounts of high risk, out of pattern charge cardmembers can be monitored even if they are current.

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and typically include principal and any related accrued fees. Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC) from American Express Receivables Financing Corporation V LLC (RFC V). As of December 31, 2010 and 2009, CRC owned approximately $3.7 billion and $2.9 billion, respectively, of participation interests in cardmember receivables purchased from RFC V.

Cardmember receivables as of December 31, 2010 and 2009 consisted of:

(Millions)	2010	2009

U.S. Consumer and Small Business Services	$3,497	$2,744
International and Global Commercial Services	8,876	7,149

Gross Cardmember receivables	12,373	9,893
Less: Cardmember receivables reserve for losses	112	141

Cardmember receivables, net (a)	$12,261	$9,752

(a)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Cardmember Loans

Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending payment products. For American Express, these cardmember loans are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement. American Express’ lending portfolios primarily include revolving loans to cardmembers obtained through either credit card accounts or the lending on the charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be adjusted over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments greater than or equal to certain pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges. When cardmembers fall behind on their required payments, their accounts will be monitored.

Credco records these Cardmember loans at the time they are purchased from TRS and certain of its affiliates. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for cardmember losses and unamortized net card fees, and include accrued interest receivable and fees. Credco’s policy generally is to cease accruing for interest receivable on a cardmember loan at the time the account is written off. Credco establishes reserves for interest that Credco believes will not be collected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Cardmember loans consisting of loans in the International Card Services portfolio, as of December 31, 2010 and 2009 consisted of:

(Millions)	2010	2009

Cardmember loans, gross	$380	$474
Less: Cardmember loans reserve for losses	9	19

Cardmember loans, net (a)	$371	$455

(a)	There are no cardmember loans modified in a troubled debt restructuring (TDR) program.

Cardmember Receivables and Cardmember Loans Aging

Generally a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of December 31, 2010:

(Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total

Cardmember Receivables:
U.S. Consumer and Small Business Services	$3,453		$18		$8		$18	$3,497
International and Global Commercial Services (a)	(b	)	(b	)	(b	)	76	8,876

Cardmember Loans:
International Card Services (c)	$367		$7		$2		$4	$380

(a)

For cardmember receivables in International and Global Commercial Services, delinquency data is tracked based on past billing status rather than past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if Credco initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated cardmember receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current― 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

(c)	Cardmember loans over 90 days past due continue to accrue interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following table presents the key credit quality indicators for the years ended December 31:

	2010		2009

(Millions, except percentages)	Net Write- off Rate (a)	30 Days Past Due as a % of Total	Net Write- off Rate (a)	30 Days Past Due as a % of Total

U.S. Consumer and Small Business Services
Cardmember Receivables	1.4%	1.2%	2.9%	1.5%
International Card Services Cardmember Loans	2.2%	3.6%	4.9%	5.9%

	2010				2009

(Millions, except percentages)	Net Loss Ratio as a % of Charge Volume	(b)(c)	90 Days Past Billing as a % of Receivables	(c)	Net Loss Ratio as a % of Charge Volume	(b)	90 Days Past Billing as a % of Receivables

International and Global Commercial Services
Cardmember Receivables	0.1%		0.9%		0.2%		1.5%

(a)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the years indicated.

(b)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.

(c)

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables in the fourth quarter of 2008. Previously, these cardmember receivables were written off when they were 360 days past billing or earlier. The net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change which decreased the 90 days past billing metrics for these cardmember receivables but did not have a significant impact on provisions for losses.

Refer to Note 4 for other factors, including external environmental factors, that management considers as part of its evaluation for reserves for losses.

Note 4 Reserves for Losses

Reserves for Losses – Cardmember Receivables and Loans

Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolios. Credco’s total provision for losses was $128 million, $214 million and $641 million for the years ended December 31, 2010, 2009 and 2008, respectively. Management’s evaluation process requires certain estimates and judgments.

Reserves for these losses are primarily based upon models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average losses and recoveries over an appropriate historical period. Management considers whether to adjust the analytic models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as tenure, industry or geographic regions. In addition, management adjusts the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators, such as the unemployment rate, Gross Domestic Product (GDP), home price indices, non-farm payrolls, personal consumption expenditures index, consumer confidence index, purchasing managers index, bankruptcy filings and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables and loans, the impact of additional external factors on the inherent losses within the cardmember portfolios is not significant. As part of this evaluation process, management also considers various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember receivables and loan balances are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due, which is generally no later than 180 days past due. Receivables in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries are recognized on a cash basis.

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for years ended December 31:

(Millions)	2010	2009	2008

Balance, January 1	$141	$204	$832
Additions:
Cardmember receivables provisions (a)	124	186	625
Other credits (b)	36	12	46
Deductions:
Cardmember receivables net write-offs (c)(d)	169	240	1,193
Other charges (e)	20	21	106

Balance, December 31	$112	$141	$204

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)

Represents reserve balances applicable to new groups of cardmember receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates. New groups of cardmember receivables purchased totaled $3.6 billion, $1.8 billion and $1.9 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

(c)

Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $111 million, $67 million and $131 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(d)

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance. Previously, these cardmember receivables were written off when they were 360 days past billing. The net write-offs for 2010 include write-offs resulting from the 180 days write-off methodology change for International and Global Commercial Services cardmember receivables. The impact of this change to the provision for charge card losses was not material. In the fourth quarter of 2008, American Express revised the time period in which past due cardmember receivables in U.S. Consumer and Small Business Services are written off to when 180 days past due, consistent with applicable regulatory guidance. Previously, these receivables were written off when 360 days past due. The net write-offs for 2008 include write-offs resulting from the 180 days write-off methodology change for U.S. Consumer and Small Business Services cardmember receivables.

(e)

Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates. Cardmember receivables and participation interest sold to affiliates totaled $2.7 billion, $2.3 billion and $2.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for years ended December 31:

(Millions)	2010	2009	2008

Balance, January 1	$19	$14	$9
Additions:
Cardmember loans provisions (a)	4	28	16
Deductions:
Cardmember loans net write-offs (b)	10	23	11
Other charges (c)	4	―	―

Balance, December 31	$9	$19	$14

(a)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Cardmember loans net write-offs for 2010, 2009 and 2008, include recoveries of $8 million, $8 million and $13 million, respectively. Recoveries of interest and fees were de minimis.

(c)	These amounts include foreign currency translation adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 5 Investment Securities

Investment securities include debt securities that are classified as available for sale. Credco’s investment securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in AOCI, net of income tax provisions (benefits). Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its investment securities. The following is a summary of investment securities as of December 31:

(Millions)	2010				2009

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency obligations	$—	$—	$—	$—	$2,017	$22	$—	$2,039

During 2010, all investment securities matured. For the years ended December 31, 2010 and 2009, Credco did not have any sales of investment securities and therefore had no gross realized gains and losses thereon. For the year ended December 31, 2008, gross realized gains and losses on the sales of investment securities were $13 million and $8 million, respectively.

Note 6 Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original maturities of less than one year, as of December 31 were as follows:

	2010		2009

(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt (a)	Outstanding Balance	Year-End Stated Rate on Debt (a)

Commercial paper	$645	0.16%	$975	0.19%
Bank notes payable	―	―	42	2.81%

Total	$645	0.16%	$1,017	0.30%

(a)

For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2010 and 2009, respectively. These rates may not be an indication of future interest rates.

Credco paid interest on short-term debt, including interest paid on short-term debt to affiliates, obligations and corresponding interest rate swaps of $20 million, $63 million and $649 million for the years ended December 31, 2010, 2009 and 2008, respectively. Refer to Note 10 for more details on short-term debt to affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of December 31 was as follows:

		2010					2009

(Millions, except percentages)	Maturity Dates	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rates with Swaps	(b)(c)	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rates with Swaps	(b)(c)

Fixed Rate Senior Notes (d)	2011-2015	$12,413		5.15%		3.07%	$11,485		5.58%		3.26%
Floating Rate Senior Notes	2011-2013	2,480		1.51%		―	4,761		1.30%		―
Borrowings under Bank Credit Facilities	2012	4,118		5.33%		5.38%	3,232		4.23%		4.52%
Unamortized Underwriting Fees		(28)					―

Total Long-Term Debt		$18,983		4.71%			$19,478		4.29%

(a)

The outstanding balances include (i) unamortized discounts, (ii) the impact of movements in exchange rates on foreign currency denominated debt ($0.6 billion and $1.2 billion as of December 31, 2010 and 2009, respectively), and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest swaps. Under fair value hedge accounting the outstanding balances on these fixed-rate notes are adjusted to reflect the impact of changes in fair value due to changes in interest rates. As of December 31, 2010 and 2009, the impact on long-term debt due to fair value hedge accounting was an increase of $380 million and $265 million, respectively. Refer to Note 8 for more details on Credco’s treatment of fair value hedges.

(b)

For floating rate debt issuances, the stated and effective interest rates are based on the floating rates in effect as of December 31, 2010 and 2009, respectively. These rates are not indicative of future interest rates.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

(d)	As of December 31, 2010 and 2009, Credco’s outstanding debt includes $7 million of long-term notes held by an affiliate.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2010 were as follows:

(Millions)

2011	$2,150
2012	5,686
2013	5,118
2014	3,573
2015	2,484

Total	19,011

Unamortized Underwriting Fees	(28)

Total Long-Term Debt	$18,983

Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.6 billion, $0.6 billion and $1.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, Credco maintained total bank lines of credit of $9.8 billion and $11.4 billion, respectively. Of these amounts, $5.7 billion and $8.2 billion were unutilized as of December 31, 2010 and 2009, respectively, and supported commercial paper borrowings. American Express had the right to draw up to $0.8 billion and $1.3 billion on these undrawn lines of credit as of December 31, 2010 and 2009, respectively, which would have resulted in a corresponding reduction of the amount available to Credco. The drawn amounts under these bank lines are classified as long-term debt on the accompanying Consolidated Balance Sheets. Credco paid $6.4 million and $5.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

million in fees to maintain these lines for the years ended December 31, 2010 and 2009, respectively. The availability of these credit lines is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2010, Credco’s ratio of earnings to fixed charges was 1.54.

The committed bank credit facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit ratings.

As of December 31, 2010 and 2009, Credco was not in violation of any of its debt covenants.

Note 7 Restrictions as to Dividends and Limitations on Indebtedness

The most restrictive limitation on dividends imposed by the debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50.0 million. There are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum fixed charge coverage ratio of 1.25.

Note 8 Derivatives and Hedging Activities

Credco uses derivative financial instruments (derivatives) to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its operations outside the United States.

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

Derivatives derive their value from an underlying variable or multiple variables, including interest rates and foreign exchange rates. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not engage in derivatives for trading purposes.

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

Foreign exchange risk is generated by funding foreign currency cardmember receivables and loans with U.S. dollars and by foreign subsidiary equity and foreign currency earnings in units outside the United States. Credco hedges this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help “lock-in” the value of Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s units outside the United States are hedged through various means, including the use of foreign currency and foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, Credco has, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

certain limited instances, entered into agreements with its derivative counterparties in order to mitigate the bilateral counterparty credit risk associated with derivatives. These agreements include master netting agreements, which may provide a right of offset for certain exposures between the parties.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. In relation to counterparty credit risk, as of December 31, 2010 and 2009, such risk associated with Credco’s derivatives was not significant.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its derivatives.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Deferred Charges and Other Assets Fair Value			Accrued Interest and Other Liabilities Fair Value

(Millions)	2010	2009		2010	2009

Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$444		$293	$38	$6
Cash flow hedges	2		1	2	5
Foreign exchange contracts
Net investment hedges	―		9	16	7

Total derivatives designated as hedging instruments	$446		$303	$56	$18

Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$	―	$3	$5
Foreign exchange contracts	51		15	22	45

Total derivatives not designated as hedging instruments	52		15	25	50

Total derivatives (a)	$498		$318	$81	$68

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of December 31, 2010 and 2009, $1 million and $2 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of December 31, 2010 and 2009, Credco hedged $8.9 billion and $7.5 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other, net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which are primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value due to changes in interest rates. The existing basis adjustment of the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s hedges of fixed-rate long-term debt described above:

For the years ended December 31:

(Millions)	Gains (losses) recognized in income

	Derivative contract				Hedged item				Net hedge ineffectiveness

		Amount				Amount
Derivative relationship
	Location	2010	2009	2008	Location	2010	2009	2008	2010	2009	2008

Interest rate contracts	Other, net expenses	$119	$(144)	$401	Other, net expenses	$(115)	$146	$(381)	$4	$2	$20

Credco also recognized a net reduction in interest expense on long-term debt and other of $259 million, $206 million and $43 million for December 31, 2010, 2009 and 2008, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the instrument. As of December 31, 2010 and 2009, Credco hedged $0.8 billion and $0.6 billion, respectively, of its floating debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other, net expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify an insignificant amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income:

For the years ended December 31:

	Gains (losses) recognized in income

		Amount reclassified from AOCI into income				Net hedge ineffectiveness

(Millions)	Location	2010	2009	2008	Location	2010	2009	2008

Cash flow hedges: (a)
Interest rate contracts	Interest expense	$(3)	$(60)	$(111)	Other, net expenses	$—	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	$—	Other, net expenses	$—	$—	$—

(a)	During the years ended December 31, 2010 and 2009, there were no forecasted transactions that were considered no longer probable to occur.

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges but are not designated for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options, and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income:

For the years ended December 31:

(Millions)	Gains recognized in income

		Amount

	Location	2010	2009	2008

Interest rate contracts	Other, net expenses	$2	$—	$(1)
Foreign exchange contracts	Other, net expenses	106	(9)	(40)
	Interest expense	43	39	20

Total		$151	$30	$(21)

Note 9 Variable Interest Entity

Credco has established a VIE, AECCC, used primarily to loan funds to affiliates. Credco has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of December 31, 2010 and 2009 were $2.4 billion and $2.3 billion, respectively, and are eliminated in consolidation. Total liabilities as of December 31, 2010 and 2009 were $2.3 billion and $2.2 billion, respectively, and are primarily recorded in long-term debt. As of December 31, 2010, $501 million of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 10 Transactions with Affiliates

As described below, Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis, however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independant, unrelated parties.

In 2010, 2009 and 2008, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $163 billion, $120 billion and $244 billion, respectively. In 2010, 2009 and 2008, Credco sold cardmember receivables and participating interests to affiliates totaling $2.7 billion, $2.3 billion and $2.0 billion, respectively. The receivables agreements require TRS and other card issuers, at their expense, to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As of December 31, 2010 and 2009, CRC owned approximately $3.7 billion and $2.9 billion, respectively, of participation interests purchased from RFC V.

Other transactions with American Express and its subsidiaries as of or for the years ended December 31 were as follows:

(Millions)	2010	2009	2008

Loans to affiliates	$10,987	$10,127	$11,726
Average interest rate on loans to affiliates	4.58%	4.29%	6.36%
Due from affiliates	3,987	5,788	3,660
Due to affiliates	1,742	864	—
Maximum month-end level of loans to affiliates during the year	10,987	11,718	14,046
Short-term debt to affiliates	3,781	3,893	8,317
Average interest rate on short-term debt to affiliates	0.34%	0.48%	1.05%
Maximum month-end level of borrowings during the year	6,320	14,662	12,583
Interest income from affiliates	466	432	744
Other income from affiliates	9	7	8
Interest paid to affiliates	16	48	280
Interest expense to affiliates	16	41	255
Service fees to affiliates (a)	1	1	173

(a)	Fees paid to affiliates for related servicing of receivables purchased.

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statements of Income. As of December 31, 2010 and 2009, no significant amount of loss reserves has been recorded and no loans are 30 days or more past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Components of loans to affiliates as of December 31 were as follows:

(Millions)	2010	2009

TRS Subsidiaries:
American Express Australia Limited	$3,935	$3,687
Amex Bank of Canada	2,969	2,728
American Express Services Europe Limited	2,698	2,710
American Express International, Inc.	519	221
American Express Co. (Mexico) S.A. de C.V.	483	432
American Express Bank (Mexico) S.A.	383	349

Total (a)	$10,987	$10,127

(a)

As of December 31, 2010, Credco had $11.0 billion of outstanding loans to affiliates, of which approximately $7.6 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.4 billion are uncollateralized loans primarily with affiliated banks. As of December 31, 2009, Credco had $10.1 billion of outstanding loans to affiliates, of which approximately $7.0 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.1 billion are uncollateralized loans primarily with affiliated banks.

Due to/from affiliates relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, as well as from operating activities.

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2010	2009

AE Exposure Management Ltd.	$2,789	$2,087
American Express Holdings (Netherlands) C.V.	295	294
American Express Swiss Holdings	191	130
National Express Company, Inc.	158	142
American Express Europe Limited	100	150
American Express	11	948
Other	237	142

Total	$3,781	$3,893

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $120 million, $126 million and $152 million for the years ended December 31, 2010, 2009 and 2008, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

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

The following table details Credco’s credit exposure by category as of December 31:

(Billions)	2010	2009

Cardmember receivables and loans – individuals	$7	$5
Cardmember receivables and loans – institutions	2	1
Loans to affiliate	11	10
Due from affiliate	4	6
U.S. Government and agencies obligations	—	2
All other (a)	5	5

Total (b)	$29	$29

(a)	All other primarily includes cardmember receivables from other corporate institutions.
(b)	Certain distinctions between categories require management judgment.

As of December 31, 2010 and 2009, Credco’s most significant concentration of credit risk was primarily with cardmember receivables and loans. Credco purchased cardmember receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details Credco’s cardmember receivables and loans exposure in the United States and outside the United States as of December 31:

(Billions)	2010	2009

United States	$10	$7
Outside the United States	3	3

Total	$13	$10

The remainder of Credco’s on-balance sheet credit exposure includes cash and cash equivalents, loans to affiliates, due from affiliates and deferred charges and other assets. The majority of these balances are primarily outside the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 12 Changes in Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three years ended December 31 were as follows:

(Millions, net of tax)	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2007	$28	$(30)	$122	$120

Net unrealized gains (losses)	3	(77)	—	(74)
Reclassification for realized (gains) losses into earnings	(3)	72	—	69
Foreign currency translation adjustments	—	—	(876)	(876)
Net gains related to hedges of investment in foreign operations	—	—	186	186

Net change in accumulated other comprehensive (loss) income	—	(5)	(690)	(695)

Balances as of December 31, 2008	28	(35)	(568)	(575)

Net unrealized losses	(14)	(7)	—	(21)
Reclassification for realized losses into earnings	—	39	—	39
Foreign currency translation adjustments	—	—	507	507
Net losses related to hedges of investment in foreign operations	—	—	(139)	(139)

Net change in accumulated other comprehensive (loss) income	(14)	32	368	386

Balances as of December 31, 2009	14	(3)	(200)	(189)

Net unrealized (losses) gains	(14)	1	—	(13)
Reclassification for realized losses into earnings	—	2	—	2
Foreign currency translation adjustments	—	—	175	175
Net losses related to hedges of investment in foreign operations	—	—	(70)	(70)

Net change in accumulated other comprehensive (loss) income	(14)	3	105	94

Balances as of December 31, 2010	$—	$—	$(95)	$(95)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table shows the tax impact for the three years ended December 31 for the changes in each component of accumulated other comprehensive (loss) income:

(Millions)	2010	2009	2008

Investment securities	$(8)	$(7)	$	―
Cash flow hedges	2	17		(3)
Foreign currency translation adjustments	―	13		(21)
Net investment hedges	(49)	―		―

Total tax impact	$(55)	$23		$(24)

Note 13 Income Taxes

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

The components of income tax expense included in Credco’s Consolidated Statements of Income and Shareholder’s Equity were as follows:

(Millions)	2010	2009	2008

Current income tax (benefit) expense:
U.S. federal	$(93)	$(48)	$(148)
U.S. state & local	2	26	13
Non-U.S.	28	13	55

Total current income tax (benefit) expense	(63)	(9)	(80)

Deferred income tax (benefit) expense:
U.S. federal	39	12	217
U.S. state & local	―	―	―
Non-U.S.	―	5	(5)

Total deferred income tax (benefit) expense	39	17	212

Total income tax (benefit) expense	$(24)	$8	$132

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31 was as follows:

(Millions)	2010	2009	2008

Combined tax at U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes	0.7	4.6	0.9
Non-U.S. subsidiaries earnings	(41.9)	(37.4)	(22.6)
Others	(1.2)	―	―

Actual tax rate	(7.4)%	2.2%	13.3%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2010	2009

Deferred tax assets:
Reserves not yet deducted for tax purposes	$10	$11
Unremitted foreign earnings	—	25
Net unrealized derivatives losses	—	2
State income taxes	22	22
Other	1	1

Gross deferred tax assets	33	61

Deferred tax liabilities:
Net unrealized securities gains	—	8
Unremitted foreign earnings	10	—
Net investment hedges (foreign exchange forward contracts)	24	—
Other	3	—

Gross deferred tax liabilities	37	8

Net deferred tax (liabilities) assets	$(4)	$53

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $3.1 billion as of December 31, 2010, are intended to be permanently reinvested outside the United States. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $1.1 billion, have not been provided on those earnings.

As a member of the consolidated federal income tax return of American Express, Credco is subject to the income tax laws of the United States and its states and municipalities. Credco is also subject to the income tax laws of the foreign jurisdictions in which it operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, Credco must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. Credco adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

The following table presents changes in unrecognized tax benefits:

(Millions)	2010	2009	2008

Balance, January 1	$100	$63	$55
Increases for tax positions related to the current year	169	6	2
Increases for tax positions related to prior years	274	37	8
Decrease for tax positions related to prior years	(11)	(5)	(2)
Settlements with tax authorities & others	(4)	(1)	—

Balance, December 31	$528	$100	$63

Included in the $528 million, $100 million and $63 million of unrecognized tax benefits as of December 31, 2010, 2009 and 2008, respectively, are approximately $108 million, $85 million and $53 million, respectively that, if recognized, would favorably affect the effective tax rate in a future period. Credco believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $404 million principally as a result of potential resolutions with taxing authorities. The $404 million relates to amounts recorded to equity that, if recognized, would not impact the effective rate.

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2010, 2009 and 2008, Credco recognized approximately $(2) million, $11 million and $6 million, respectively of interest and penalties. Credco has approximately $25 million and $27 million accrued for the payment of interest and penalties as of December 31, 2010 and 2009, respectively.

Current federal taxes due to/from affiliates included current federal taxes receivable from TRS of $3 million and $17 million as of December 31, 2010 and 2009, respectively.

Income taxes refunded to Credco during 2010 and 2009, including taxes refunded by TRS, were $156 million and $104 million, respectively.

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

The following presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2010	(a)	2009	(a)	2008 (a)

Revenues
United States	$464		$520		$1,933
Outside the United States	516		695		1,297

Consolidated	$980		$1,215		$3,230

Pretax income
United States	$155		$212		$560
Outside the United States	169		158		436

Consolidated	$324		$370		$996

(a)

The data in the table above is, in part, based upon internal allocations which require management’s judgment. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION

Note 15 Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31 are summarized as follows:

(Millions)	2010				2009

Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Revenues	$264	$225	$223	$268	$261	$272	$315	$367
Pretax income	71	72	91	90	76	117	20	157
Net income	79	82	92	95	93	107	27	135

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 1, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 23, 2009.

4(x)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(y)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(z)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(aa)	Form of Permanent Global Registered Fixed-Rate Medium Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

4(bb)	Form of Permanent Global Registered Floating Rate Medium Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018)

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