Form 10-Q
period 2011-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2011-05-10
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2011

Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Unaudited)

Three Months Ended March 31, (Millions)	2011	2010

Revenues
Discount revenue earned from purchased cardmember receivables and loans	$103	$137
Interest income from affiliates	121	110
Interest income from investments	2	10
Finance revenue	10	11

Total revenues	236	268

Expenses
Provisions for losses	22	58
Interest expense	162	130
Interest expense to affiliates	4	3
Other, net	(21)	(13)

Total expenses	167	178

Pretax income	69	90
Income tax provision (benefit)	―	(5)

Net income	69	95
Retained earnings at beginning of period	3,496	3,408
Dividends	(88)	―

Retained earnings at end of period	$3,477	$3,503

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2011	December 31, 2010

Assets

Cash and cash equivalents	$55	$988
Cardmember receivables, less reserves: 2011, $127; 2010, $112	14,747	12,261
Cardmember loans, less reserves: 2011, $8; 2010, $9	357	371
Loans to affiliates	10,637	10,987
Deferred charges and other assets	604	627
Due from affiliates	5,349	3,987

Total assets	$31,749	$29,221

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$874	$645
Short-term debt to affiliates	6,605	3,781
Long-term debt	19,073	18,983

Total debt	26,552	23,409
Due to affiliates	997	1,742
Accrued interest and other liabilities	514	507

Total liabilities	28,063	25,658

Shareholder’s Equity

Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in-capital	162	162
Retained earnings	3,477	3,496
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2011, $43; 2010, $49	47	(95)

Total accumulated other comprehensive income (loss)	47	(95)

Total shareholder’s equity	3,686	3,563

Total liabilities and shareholder’s equity	$31,749	$29,221

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, (Millions)	2011	2010

Cash Flows from Operating Activities
Net income	$69	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	22	58
Amortization and other	3	6
Deferred taxes	(53)	3
Changes in operating assets and liabilities:
Due from affiliates, net	23	(11)
Other operating assets and liabilities	22	68

Net cash provided by operating activities	86	219

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(2,387)	(2,130)
Net decrease in loans to affiliates	595	193
Net (increase) decrease in due from affiliates	(2,183)	1,022

Net cash used in investing activities	(3,975)	(915)

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	229	(108)
Net increase in short-term debt to affiliates	2,817	756
Principal payments on long-term debt	―	(100)
Dividends paid	(88)	―

Net cash provided by financing activities	2,958	548

Effect of exchange rate changes on cash and cash equivalents	(2)	1

Net decrease in cash and cash equivalents	(933)	(147)
Cash and cash equivalents at beginning of period	988	304

Cash and cash equivalents at end of period	$55	$157

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

Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis; however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties.

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K (Form 10-K) of Credco for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed.

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

U.S. generally accepted accounting principles (GAAP) provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of March 31, 2011 and December 31, 2010:

(Millions)	2011	2010

Assets:
Derivatives(a)	$430	$498

Total assets	$430	$498

Liabilities:
Derivatives(a)	$98	$81

Total liabilities	$98	$81

(a)

Refer to Note 6 for the fair values of derivative assets and liabilities on a further disaggregated basis and the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. These balances have been presented gross in the table above.

Credco did not measure any financial instruments at fair value using significantly unobservable inputs (Level 3) during the three months ended March 31, 2011 or during the year ended December 31, 2010 nor were there transfers between Levels of the valuation hierarchy during those periods.

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

Valuation Techniques Used in Measuring Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above), Credco applies the following valuation techniques to measure fair value:

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments, which could be assets or liabilities on the Consolidated Balance Sheets, is estimated by a third-party valuation service that uses proprietary pricing models, or by internal

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 6 for additional fair value information.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not carried at fair value, as of March 31, 2011 and December 31, 2010:

(Billions)	2011		2010

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Assets for which carrying values equal or approximate fair value	$21	$21	$18	$18
Loans to affiliates	$11	$11	$11	$11
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$9	$9	$7	$7
Long-term debt	$19	$20	$19	$19

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2011 and December 31, 2010, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest, and certain other liabilities for which the carrying values approximate fair value because they are short term in duration, variable rate in nature, or have no defined maturity.

Financial Liabilities Carried at Other Than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowings.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Cardmember Receivables and Loans

Cardmember Receivables

Cardmember receivables represent amounts due from American Express charge card payment product customers. For American Express, these cardmember receivables are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Charge card customers generally must pay the full amount billed each month. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Global limits are established to limit maximum exposure for high risk and some high spend charge cardmembers. Accounts of high risk, out of pattern charge cardmembers can be monitored even if they are current.

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and typically include principal and any related accrued fees. Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC) from American Express Receivables Financing Corporation V LLC (RFC V). As of March 31, 2011 and December 31, 2010, CRC owned approximately $5.6 billion and $3.7 billion, respectively, of participation interests in cardmember receivables purchased from RFC V.

Cardmember receivables as of March 31, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010

U.S. Consumer and Small Business Services	$5,118	$3,497
International and Global Commercial Services(a)	9,756	8,876

Gross Cardmember receivables	14,874	12,373
Less: Cardmember receivables reserve for losses	127	112

Cardmember receivables, net(b)	$14,747	$12,261

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Cardmember Loans

Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending payment products. For American Express, these cardmember loans are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement. American Express’ lending portfolios primarily include revolving loans to cardmembers obtained through either credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be adjusted over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments greater than or equal to certain pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges. When cardmembers fall behind on their required payments, their accounts will be monitored.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cardmember loans, consisting of loans in the International Card Services portfolio, as of March 31, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010

Cardmember loans, gross	$365	$380
Less: Cardmember loans reserve for losses	8	9

Cardmember loans, net (a)	$357	$371

(a)	There are no cardmember loans modified in a troubled debt restructuring (TDR) program.

Cardmember Receivables and Cardmember Loans Aging

Generally a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of March 31, 2011 and December 31, 2010:

2011 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total

Cardmember Receivables:
U.S. Consumer and Small Business Services	$5,036		$38		$17		$27	$5,118
International and Global Commercial Services (a)	(b	)	(b	)	(b	)	73	9,756

Cardmember Loans:
International Card Services (c)	$352		$8		$2		$3	$365

2010 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total

Cardmember Receivables:
U.S. Consumer and Small Business Services	$3,453		$18		$8		$18	$3,497
International and Global Commercial Services (a)	(b	)	(b	)	(b	)	76	8,876

Cardmember Loans:
International Card Services (c)	$367		$7		$2		$4	$380

(a)

For cardmember receivables in International and Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if Credco initiates collection procedures on an account prior to the account becoming 90 days past billing the associated cardmember receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current-89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

(c)	Cardmember loans over 90 days past due continue to accrue interest.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following table presents the key credit quality indicators as of or for the three months ended March 31:

	2011		2010

	Net Write-off Rate (a)	30 Days Past Due as a % of Total	Net Write-off Rate (a)	30 Days Past Due as a % of Total

U.S. Consumer and Small Business Services Cardmember Receivables	1.6%	1.6%	1.7%	1.7%
International Card Services Cardmember Loans	1.1%	3.5%	3.9%	5.3%

	2011		2010

	Net Loss Ratio as a % of Charge Volume (b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume (b)	90 Days Past Billing as a % of Receivables

International and Global Commercial Services Cardmember Receivables	0.1%	0.7%	0.3%	0.8%

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

Refer to Note 4 for other factors, including external environmental factors, that management considers as part of its evaluation of reserves for losses.

4.	Reserves for Losses

Reserves for Losses – Cardmember Receivables and Loans

Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolios. Credco’s total provisions for losses were $22 million and $58 million for the three months ended March 31, 2011 and 2010, respectively. Management’s evaluation process requires certain estimates and judgments.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cardmember receivables and loan balances are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due, which is generally no later than 180 days past due. Receivables in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries are recognized on a cash basis.

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the three months ended March 31:

(Millions)	2011	2010

Balance, January 1	$112	$141
Additions:
Cardmember receivables provisions (a)	22	52
Other credits (b)	23	19
Deductions:
Cardmember receivables net write-offs (c)	(30)	(82)

Balance, March 31(d)	$127	$130

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)

Primarily represents reserve balances applicable to new groups of cardmember receivables purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates. New groups of cardmember receivables purchased totaled $2.7 billion and $2.0 billion for the three months ended March 31, 2011 and 2010, respectively.

(c)

Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $25 million and $33 million for the three months ended March 31, 2011 and 2010, respectively.

(d)	Volume of receivables purchased was $42.8 billion and $36.6 billion for the three months ended March 31, 2011and 2010, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the three months ended March 31:

(Millions)	2011	2010

Balance, January 1	$9	$19
Additions:
Cardmember loans provisions (a)	―	6
Deductions:
Cardmember loans net write-offs (b)	(1)	(5)

Balance, March 31(c)	$8	$20

(a)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Cardmember loans net write-offs include recoveries of $2 million for both the three months ended March 31, 2011 and 2010. Recoveries of interest and fees were de minimis.

(c)	Volume of loans purchased was $0.7 billion and $0.5 billion for the three months ended March 31, 2011 and 2010, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Comprehensive Income

Comprehensive income includes net income and changes in accumulated other comprehensive income (loss) (AOCI), which is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur.

The components of comprehensive income, net of tax for the three months ended March 31 were as follows:

	Three Months Ended March 31,

(Millions)	2011	2010

Net income	$69	$95
Other comprehensive income (loss):
Net unrealized securities losses	―	(4)
Net unrealized derivatives gains	―	1
Foreign currency translation adjustments	142	(171)

Total	$211	$(79)

6.	Derivatives and Hedging Activities

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

Derivatives derive their value from an underlying variable or multiple variables, including interest rate, and foreign exchange rate. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not engage in derivatives for trading purposes.

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

Foreign exchange risk is generated by (i) funding foreign currency cardmember receivables and loans with U.S. dollars and (ii) foreign subsidiary equity and foreign currency earnings in units outside the United States. Credco hedges this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help “lock-in” the value of Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s units outside the United States are hedged through various means, including the use of foreign currency debt and foreign exchange forwards executed either by Credco or TRS.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has, in certain limited instances, entered into agreements with its derivative counterparties including master netting agreements, that may provide a right of offset for certain exposures between the parties.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. As of March 31, 2011, the counterparty credit risk associated with Credco’s derivatives was not significant.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its derivatives.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2011 and December 31, 2010:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value

(Millions)	2011	2010	2011	2010

Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$374	$444	$53	$38
Cash flow hedges	1	2	1	2
Foreign exchange contracts
Net investment hedges	1	―	15	16

Total derivatives designated as hedging instruments	$376	$446	$69	$56

Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$1	$3	$3
Foreign exchange contracts	53	51	26	22

Total derivatives not designated as hedging instruments	$54	$52	$29	$25

Total derivatives(a)	$430	$498	$98	$81

(a)

GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of March 31, 2011, there were no derivative assets and liabilities that have been offset. As of December 31, 2010, $1 million of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of both March 31, 2011 and December 31, 2010, Credco hedged $8.9 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other, net expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which are primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value due to changes in interest rates. The existing basis adjustment of the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s hedges of fixed-rate long-term debt:

Three Months Ended March 31:

(Millions)	Gains (losses) recognized in income

	Derivative contract			Hedged item
							Net hedge ineffectiveness
		Amount			Amount

Derivative Relationship	Location	2011	2010	Location	2011	2010	2011	2010

Interest rate contracts	Other, net expenses	$(85)	$70	Other, net expenses	$75	$(64)	$(10)	$6

Credco also recognized a net reduction in interest expense on long-term debt and other of $63 million and $65 million for the three months ended March 31, 2011 and 2010, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the instrument. As of both March 31, 2011 and December 31, 2010, Credco hedged $0.8 billion of its floating-rate debt using interest rate swaps.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $1 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income:

For the Three Months Ended March 31:

	Gains (losses) recognized in income

		Amount reclassified from AOCI into income			Net hedge ineffectiveness

(Millions)	Location	2011	2010	Location	2011		2010

Interest rate contracts(a)	Interest expense	$(1)	$(2)	Other, net expenses	$	―	$	―

(a) During the three months ended March 31, 2011 and 2010, there were no forecasted transactions that were considered no longer probable to occur.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges is recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other, net expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the three months ended March 31, 2011 or 2010.

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

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income:

For the Three Months Ended March 31,	Gains recognized in income

		Amount

(Millions)	Location	2011	2010

Foreign exchange contracts	Other, net expenses	$26	$(7)
	Interest expense	—	20

Total		$26	$13

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. Credco has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of variable interest entities. Total assets as of both March 31, 2011 and December 31, 2010 were $2.4 billion and are eliminated in consolidation. Total liabilities as of March 31, 2011 and December 31, 2010 were $2.4 billion and $2.3 billion, respectively, and are primarily recorded in long-term debt. As of March 31, 2011 and December 31, 2010, $512 million and $501 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

8.	Income Taxes

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

Credco believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $440 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. Of the $440 million of unrecognized tax benefits, approximately $434 million relate to amounts recorded to equity that, if recognized, would not impact the effective rate. With respect to the remaining decrease of $6 million, it is not possible to quantify the impact such changes may have on the effective tax rate and net income due to the inherent complexities and the number of tax years currently under examination. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes Credco’s effective tax rate:

	Three Months Ended March 31, 2011		Full Year 2010

Effective tax rate(a)	―	%(b)	(7.4)%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income and geographic mix of business.

(b)	For the three months ended March 31, 2011, the effective tax rate includes the impact of certain discrete state tax items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Business Environment/Outlook

Credco’s results for the first quarter of 2011 continued to reflect strong spending growth and improved credit performance of the underlying cardmember receivables and loan portfolios at American Express. During the quarter cardmember spending volumes grew both in the United States and outside the United States, and across all of American Express’ businesses.

The improving credit trends contributed to a reduction in loan and receivable write-offs over the course of the first quarter of 2011 when compared to 2010. During the quarter, reserve coverage ratios remained at appropriate levels.

Despite strong momentum across American Express’ businesses, the economic and regulatory environments remain uncertain. In addition, favorable year-over-year comparisons will be more difficult in light of the strong 2010 credit and volume trends.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and the collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased $26 million or 27 percent for the three months ended March 31, 2011 as compared to the same period in 2010. The year-over-year decrease is due to lower discount revenue, interest income from investments and higher interest expense, partially offset by higher interest income from affiliates and lower provisions for losses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the three months ended March 31:

(Millions)	2011	2010

Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$25		$73
Discount rates	(59)		(144)

Total	$(34)		$(71)

Interest income from affiliates:
Average loans to affiliates	$(3)		$5
Interest rates	14		(9)

Total	$11		$(4)

Interest income from investments:
Average investments outstanding	$(6)		$(26)
Interest rates	(2)		4

Total	$(8)		$(22)

Finance revenue:
Average cardmember loans outstanding	$(2)	$	―
Interest rates	1		(2)

Total	$(1)		$(2)

Interest expense:
Average debt outstanding	$(2)		$(22)
Interest rates	34		(22)

Total	$32		$(44)

Interest expense to affiliates:
Average debt outstanding	$(1)		$(12)
Interest rates	2		(6)

Total	$1		$(18)

Discount revenue earned from purchased cardmember receivables and loans

Discount revenue decreased 25 percent or $34 million to $103 million for the three months ended March 31, 2011, as compared to $137 million for the same period in 2010, due to a decrease in discount rates, partially offset by an increase in the volume of receivables and loans purchased. Volume of receivables and loans purchased for the three months ended March 31, 2011 increased 16 percent from $37 billion for the same period in 2010 to $43 billion, primarily due to increased cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of 13 basis points from 0.37 percent for the three months ended March 31, 2010 to 0.24 percent for the three months ended March 31, 2011. This decrease was attributable to a decrease in the provisions for losses.

Interest income from affiliates

Interest income from affiliates increased 10 percent or $11 million to $121 million for the three months ended March 31, 2011, as compared to $110 million for the same period in 2010. The effective annualized interest rate charged to affiliates increased 53 basis points from 3.90 percent for the three months ended March 31, 2010 to 4.43 percent for the three months ended March 31, 2011. The average loan balances with affiliates were $11.0 billion and $11.3 billion for the three months ended March 31, 2011 and 2010, respectively.

Interest income from investments

Interest income from investments decreased 80 percent or $8 million to $2 million for the three months ended March 31, 2011, as compared to $10 million for the same period in 2010. The year-over-year decrease was driven by the maturity of the available-for-sale securities in 2010 and a decrease in interest rates. The total average investment balances were $0.8 billion and $2.1 billion in the three months ended March 31, 2011 and 2010, respectively. The effective annualized interest rate on investments decreased 111 basis points from 1.75 percent for the three months ended March 31, 2010 to 0.64 percent for the three months ended March 31, 2011.

Finance revenue

Finance revenue decreased 9 percent or $1 million to $10 million for the three months ended March 31, 2011, as compared to $11 million for the same period in 2010. The year-over-year decrease was driven by a decrease in the average loan balance outstanding, partially offset by an increase in average interest rates.

Provisions for losses

The provisions for losses decreased 62 percent or $36 million to $22 million for the three months ended March 31, 2011, as compared to $58 million for the same period in 2010. The decrease was primarily driven by improved credit performance within the underlying portfolios.

Interest expense

Interest expense increased 25 percent or $32 million to $162 million for the three months ended March 31, 2011, as compared to $130 million for the same period in 2010, due to an increase in interest rates and a forward points (component of foreign exchange forward contracts) gain of $30 million that was recorded in interest expense in 2010 and is now recorded in other, net expenses, partially offset by a decrease in average debt outstanding. The 3.30 percent effective annualized interest rate on average debt outstanding as of March 31, 2011 was 70 basis points higher than the 2.60 percent effective annualized interest rate for the same period in 2010.

Interest expense to affiliates

Interest expense to affiliates increased 33 percent or $1 million to $4 million for the three months ended March 31, 2011, as compared to $3 million for the same period in 2010, due to an increase in interest rates, partially offset by a decrease in average debt outstanding to affiliates. The effective annualized interest rate on average debt due to affiliates as of March 31, 2011 increased 6 basis points from 0.28 percent in 2010 to 0.34 percent in 2011.

Other, net expenses

Other, net expenses, which was a benefit of $21 million for the three months ended March 31, 2011, increased $8 million from the previous year’s benefit of $13 million, primarily due to a forward points gain of $30 million that was recorded in interest expense in 2010 and is now recorded in other, net expenses, offset by an unfavorable impact related to hedge ineffectiveness resulting in a loss of $10 million in 2011, as compared to a gain of $6 million in 2010, and a gain of $8 million in 2010 as a result of recoveries from the investment in the Reserve Prime Fund.

Income taxes

Credco’s effective tax rate for the three months ended March 31, 2011 and 2010 was nil and (5.6) percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. The effective tax rate for the three months ended March 31, 2011 also includes the impact of certain discrete state tax items. Credco’s effective tax rate reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on the continued extension by Congress of a provision of the United States Internal Revenue Code. Refer to “Forward-Looking Statements” for further discussion of this provision.

Cardmember Receivables and Cardmember Loans

As of March 31, 2011 and December 31, 2010, Credco owned $14.9 billion and $12.4 billion of gross cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of March 31, 2011 and December 31, 2010, CRC owned approximately $5.6 billion and $3.7 billion, respectively, of such participation interests.

Cardmember receivables owned as of March 31, 2011 increased approximately $2.5 billion from December 31, 2010, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the three months ended March 31, 2011. In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, CRC, purchases participation interests from RFC V, a wholly-owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to AEIT by TRS. Due to maturities of certain debt issued by AEIT, RFC V’s interest in AEIT increased and accordingly Credco’s participation interests from RFC V increased, resulting in an increase in Credco’s cardmember receivables purchased.

As of March 31, 2011 and December 31, 2010, Credco owned gross cardmember loans totaling $365 million and $380 million, respectively. These loans consist of certain interest-bearing receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of or for the three months ended March 31:

(Millions, except percentages)	2011	2010

Total gross cardmember receivables	$14,874	$11,852
Loss reserves – cardmember receivables	$127	$130
Loss reserves as a % of receivables	0.9%	1.1%
Average life of cardmember receivables (in days)(a)	32	29

U.S. Consumer and Small Business gross cardmember receivables	$5,118	$3,682
30 days past due as a % of total	1.6%	1.7%
Average receivables	$3,440	$3,234
Write-offs, net of recoveries	$14	$13
Net write-off rate (b)	1.6%	1.7%

International and Global Commercial gross cardmember receivables	$9,756	$8,170
90 days past billing as a % of total	0.7%	0.8%
Write-offs, net of recoveries (c)	$16	$69
Net loss ratio (c)(d)	0.1%	0.3%

(a)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the three month periods indicated.

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

(d)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Reserves for Cardmember Receivables and Cardmember Loans

The following is an analysis of the reserves for cardmember receivables and cardmember loans for the three months ended March 31:

(Millions)	2011	2010

Balance, January 1	$121	$160
Provisions for losses	22	58
Accounts written-off(a)(b)	(31)	(87)
Other(c)	23	19

Balance, March 31	$135	$150

(a)	Includes recoveries on accounts previously written-off of $27 million and $35 million during the three months ended March 31, 2011 and 2010, respectively.

(b)

Includes $30 million of cardmember receivables net write-offs and $1 million of cardmember loans net write-offs during the three months ended March 31, 2011. Includes $82 million of cardmember receivable net write-offs and $5 million of cardmember loan net write-offs during the three months ended March 31, 2010.

(c)

Primarily includes reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates.

Loans to Affiliates

Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS. Components of loans to affiliates as of March 31, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010

TRS Subsidiaries:
American Express Australia Limited	$3,885	$3,935
American Express Services Europe Limited	2,832	2,698
Amex Bank of Canada	2,494	2,969
American Express International, Inc.	524	519
American Express Co. (Mexico) S.A. de C.V.	503	483
American Express Bank (Mexico) S.A.	399	383

Total	$10,637	$10,987

Due to/from Affiliates

As of March 31, 2011 and December 31, 2010, amounts due to affiliates were $997 million and $1.7 billion, respectively. As of March 31, 2011 and December 31, 2010, amounts due from affiliates were $5.3 billion and $4.0 billion, respectively. These amounts relate primarily to timing differences resulting from the purchase of cardmember receivables net of remittances from TRS, as well as to operating activities.

Short-term Debt to Affiliates

Components of short-term debt to affiliates as of March 31, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010

American Express	$3,525	$11
AE Exposure Management Ltd	1,649	2,789
American Express Europe Limited	575	100
American Express Holdings (Netherlands) C.V.	295	295
American Express Swiss Holdings	205	191
National Express Company, Inc.	159	158
Other	197	237

Total	$6,605	$3,781

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $32 million and $30 million for the three months ended March 31, 2011 and 2010, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Credco’s funding strategy for 2011 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while maintaining access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term borrowings for a 12-month period. Credco has $3.2 billion of unsecured long-term debt that will mature during the next 12 months.

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

A downgrade in Credco’s debt rating could result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, a decline in credit debt ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to both American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks), and other American Express subsidiaries, is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, both the Banks and Credco’s other affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing. However, downgrades to certain of Credco’s unsecured debt ratings that have occurred over the last several years have not caused a permanent increase in Credco’s borrowing costs or a reduction in its borrowing capacity.

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs, such as managing seasonal variations in receivables balances. Short-term borrowings were fairly stable throughout 2010. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2011 and December 31, 2010, Credco had $0.8 billion and $0.6 billion of commercial paper outstanding, respectively. The average commercial paper outstanding was $0.7 billion and $0.9 billion during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

Credco’s total back-up liquidity coverage, which includes its undrawn committed bank facilities, was in excess of 100 percent of its net short-term borrowings as of March 31, 2011 and December 31, 2010. The undrawn committed bank credit facilities were $5.6 billion as of March 31, 2011.

The following table presents information relating to Credco’s commercial paper outstanding as of:

(Billions)

Period	Ending	Average	Minimum	Maximum

Q1’11	$0.8	$0.7	$0.4	$0.9

Q1’10	0.9	0.8	0.6	1.0
Q2’10	1.4	0.9	0.8	1.4
Q3’10	0.9	1.0	0.8	1.2
Q4’10	0.6	0.8	0.5	1.0

Q1’09	1.8	3.7	1.4	7.4
Q2’09	1.4	1.5	1.2	2.0
Q3’09	1.1	1.1	0.9	1.3
Q4’09	1.0	0.8	0.6	1.1

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of March 31, 2011 and December 31, 2010:

(Billions)	2011	2010

Long-term debt outstanding	$19.1	$19.0
Average long-term debt	$18.9	$19.0

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the three months ended March 31, 2011, Credco did not issue any debt securities from its U.S. shelf registration. As of March 31, 2011 and December 31, 2010, Credco had $10.4 billion and $10.5 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program was renewed in January 2011 and allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During the three months ended March 31, 2011, no notes were issued under this program. As of March 31, 2011 and December 31, 2010, $2.7 billion and $2.6 billion were outstanding under this program, of which $2.2 billion and $2.1 billion were issued by Credco, respectively.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.2 billion. During the three months ended March 31, 2011, no notes were issued under this program. As of March 31, 2011 and December 31, 2010, approximately $5.7 billion and $5.6 billion of notes were available for issuance under this program and $462 million and $456 million of notes were outstanding, respectively.

As of March 31, 2011, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance when necessary of up to approximately $3.6 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During the three months ended March 31, 2011, no notes were issued under this program. As of March 31, 2011 and December 31, 2010, AECCC had $1.8 billion outstanding under this program, respectively. The financial results of AECCC are included in the consolidated financial results of Credco.

The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. At March 31, 2011, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During the three months ended March 31, 2011, Credco paid $88 million cash dividends to TRS. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash and readily-marketable securities that are easily convertible into cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of March 31, 2011 Credco had $3.2 billion of unsecured long-term debt that will mature within 12 months.

As of March 31, 2011, Credco had cash and cash equivalents of approximately $55 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

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

Committed Bank Credit Facilities

Credco maintained the following committed bank credit facilities as of March 31, 2011:

(Billions)	American Express	Credco	Total

Committed	$0.8	$9.0	$9.8	(a)

Outstanding	$—	$4.2	$4.2

(a)	Credco has the right to borrow a maximum amount of $9.8 billion with a commensurate maximum $0.8 billion reduction in the amount available to American Express.

Credco’s remaining committed bank credit facilities expire as follows:

(Billions)

2011	$2.7
2012	7.1

Total	$9.8

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.42 for the three months ended March 31, 2011. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2011 was 3.84.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this First Quarter 2011 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2010. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2010 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: May 10, 2011	By	/s/ David L. Yowan

David L. Yowan
Chief Executive Officer

Date: May 10, 2011	By	/s/ Kimberly R. Scardino

Kimberly R. Scardino
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

E-1