Form 10-Q
period 2011-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2011-08-10
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue earned from purchased cardmember receivables and loans	$130	$95	$233	$232
Interest income from affiliates	127	110	248	220
Interest income from investments	—	9	2	19
Finance revenue	9	9	19	20

Total revenues	266	223	502	491

Expenses
Provisions for losses	29	16	51	74
Interest expense	167	128	329	258
Interest expense to affiliates	3	5	7	8
Other, net	(37)	(17)	(58)	(30)

Total expenses	162	132	329	310

Pretax income	104	91	173	181
Income tax benefit	(3)	(1)	(3)	(6)

Net income	107	92	176	187
Retained earnings at beginning of period	3,477	3,503	3,496	3,408
Dividends	(69)	(95)	(157)	(95)

Retained earnings at end of period	$3,515	$3,500	$3,515	$3,500

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Millions, except share data)	2011	2010
Assets
Cash and cash equivalents	$79	$988
Cardmember receivables, less reserves: 2011, $106; 2010, $112	12,970	12,261
Cardmember loans, less reserves: 2011, $6; 2010, $9	367	371
Loans to affiliates	10,550	10,987
Deferred charges and other assets	644	627
Due from affiliates	4,934	3,987

Total assets	$29,544	$29,221

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$761	$645
Short-term debt to affiliates	3,986	3,781
Long-term debt	19,689	18,983

Total debt	24,436	23,409
Due to affiliates	913	1,742
Accrued interest and other liabilities	462	507

Total liabilities	25,811	25,658

Shareholder’s Equity
Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in-capital	162	162
Retained earnings	3,515	3,496
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2011, $49; 2010, $49	56	(95)

Total accumulated other comprehensive income (loss)	56	(95)

Total shareholder’s equity	3,733	3,563

Total liabilities and shareholder’s equity	$29,544	$29,221

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, (Millions)	2011	2010
Cash Flows from Operating Activities
Net income	$176	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	51	74
Amortization and other	3	12
Deferred taxes	(47)	—
Changes in operating assets and liabilities:
Due from affiliates, net	112	63
Other operating assets and liabilities	37	3

Net cash provided by operating activities	332	339

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(633)	(2,745)
Maturities of investments	—	175
Net decrease (increase) in loans to affiliates	714	(19)
Net (increase) decrease in due from affiliates	(1,930)	1,524

Net cash used in investing activities	(1,849)	(1,065)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	177	1,254
Net increase in short-term debt	117	444
Issuance of long-term debt	1,332	415
Principal payments on long-term debt	(857)	(1,515)
Dividends paid	(157)	(95)

Net cash provided by financing activities	612	503

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Net decrease in cash and cash equivalents	(909)	(223)
Cash and cash equivalents at beginning of period	988	304

Cash and cash equivalents at end of period	$79	$81

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
U.S. generally accepted accounting principles (GAAP) provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:
•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
-	Quoted prices for similar assets or liabilities in active markets

-	Quoted prices for identical or similar assets or liabilities in markets that are not active

-	Inputs other than quoted prices that are observable for the asset or liability

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•
Level 3 — Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of June 30, 2011 and December 31, 2010:

(Millions)	2011	2010
Assets:
Derivatives(a)	$454	$498

Total assets	$454	$498

Liabilities:
Derivatives(a)	$60	$81

Total liabilities	$60	$81

(a)
Refer to Note 6 for the fair values of derivative assets and liabilities on a further disaggregated basis and the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. These balances have been presented gross in the table above.

Credco did not measure any financial instruments at fair value using significantly unobservable inputs (Level 3) during the six months ended June 30, 2011 or during the year ended December 31, 2010 nor were there transfers between levels of the valuation hierarchy during those periods.
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
Derivative Financial Instruments
The fair value of Credco’s derivative financial instruments, which could be presented as either assets or liabilities on the Consolidated Balance Sheets, is estimated by a third-party valuation service that uses proprietary pricing models, or by internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not carried at fair value as of June 30, 2011 and December 31, 2010:

	2011		2010
	Carrying	Fair	Carrying	Fair
(Billions)	Value	Value	Value	Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$19	$19	$18	$18
Loans to affiliates	$11	$11	$11	$11
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$6	$6	$7	$7
Long-term debt	$20	$20	$19	$19

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2011 and December 31, 2010, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.
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
Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value
Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest, and certain other liabilities for which the carrying values approximate fair value because they are short term in duration, variable rate in nature or have no defined maturity.
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
Cardmember Receivables
Cardmember receivables represent amounts due from American Express charge card payment product customers. For American Express, these cardmember receivables are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Global limits are established to limit the maximum exposure for American Express from high risk and some high spend charge cardmembers, and accounts of high risk, out of pattern charge cardmembers can be monitored even if they are current. Charge card customers generally must pay the full amount billed each month.
Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the Card (card issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and typically include principal and any related accrued fees. Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), which is a wholly-owned subsidiary of Credco, from American Express Receivables Financing Corporation V LLC (RFC V). As of June 30, 2011 and December 31, 2010, CRC owned approximately $3.6 billion and $3.7 billion, respectively, of participation interests in cardmember receivables purchased from RFC V.
Cardmember receivables as of June 30, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010
U.S. Consumer and Small Business Services	$3,346	$3,497
International and Global Commercial Services(a)	9,730	8,876

Cardmember receivables, gross	13,076	12,373
Less: Cardmember receivables reserve for losses	106	112

Cardmember receivables, net(b)	$12,970	$12,261

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.
Cardmember Loans
Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending payment products. For American Express, these cardmember loans are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement. American Express’ lending portfolios primarily include revolving loans to cardmembers obtained through either credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be adjusted over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments greater than or equal to certain pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges. When cardmembers fall behind on their required payments, their accounts are monitored.
Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for cardmember losses and include accrued interest and fees receivable. Credco’s policy generally is to cease accruing for interest receivable on a cardmember loan at the time the account is written off. Credco establishes reserves for interest that Credco believes will not be collected.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardmember loans, consisting of loans in the International card services portfolio, as of June 30, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010
Cardmember loans, gross	$373	$380
Less: Cardmember loans reserve for losses	6	9

Cardmember loans, net(a)	$367	$371

(a)	There are no cardmember loans modified in a TDR program.
Cardmember Receivables and Cardmember Loans Aging
Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of June 30, 2011 and December 31, 2010:

			30-59		60-89
			Days		Days		90+ Days
2011 (Millions)	Current		Past Due		Past Due		Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$3,298		$21		$8		$19	$3,346
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	71	9,730

Cardmember Loans:
International Card Services(c)	$364		$5		$1		$3	$373

			30-59		60-89
			Days		Days		90+ Days
2010 (Millions)	Current		Past Due		Past Due		Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$3,453		$18		$8		$18	$3,497
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	76	8,876

Cardmember Loans:
International Card Services(c)	$367		$7		$2		$4	$380

(a)	For cardmember receivables in International and Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing the associated cardmember receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)	Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

(c)	Cardmember loans over 90 days past due continue to accrue interest.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Cardmember Receivables and Cardmember Loans
The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2011		2010
		30 Days		30 Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
U.S. Consumer and Small Business Services — Cardmember Receivables	1.3%	1.4%	1.5%	1.4%
International Card Services — Cardmember Loans	0.8%	2.5%	2.8%	4.3%

	2011			2010
	Net Loss		90 Days	Net Loss		90 Days
	Ratio as a		Past	Ratio as a		Past
	% of		Billing	% of		Billing
	Charge		as a % of	Charge		as a % of
	Volume	(b)	Receivables	Volume	(b)	Receivables
International and Global Commercial Services — Cardmember Receivables	0.1%		0.7%	0.2%		1.2%

(a)	Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables or cardmember loans owned by Credco that are written off, consisting of principal, interest and/or fees, expressed as a percentage of the average cardmember receivables or cardmember loans balances during the period.

(b)	Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables owned by Credco that are written off, consisting of principal and fees, expressed as a percentage of the volume of cardmember receivables purchased by Credco during the period.
Refer to Note 4 for other factors, including external environmental factors, that management considers as part of its evaluation of reserves for losses.
4.	Reserves for Losses
Reserves for Losses — Cardmember Receivables and Loans
Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolios. Credco’s total provisions for losses were $51 million and $74 million for the six months ended June 30, 2011 and 2010, respectively. Management’s evaluation process requires certain estimates and judgments.
Reserves for these losses are primarily based upon models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average losses and recoveries over an appropriate historical period. Management considers whether to adjust the analytic models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as tenure, industry or geographic regions. In addition, management adjusts the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators, such as the unemployment rate, Gross Domestic Product (GDP), home price indices, non-farm payrolls, personal consumption expenditures index, consumer confidence index, purchasing managers index, bankruptcy filings and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the inherent losses within the cardmember receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardmember loans and receivables balances are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due, which is generally no later than 180 days past due. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries are recognized on a cash basis.
Changes in Cardmember Receivables Reserve for Losses
The following table presents changes in the cardmember receivables reserve for losses for the six months ended June 30:

(Millions)	2011	2010
Balance, January 1	$112	$141
Additions:
Cardmember receivables provisions(a)	52	69
Other credits(b)	23	21
Deductions:
Cardmember receivables net write-offs(c)	(65)	(111)
Other debits(d)	(16)	(2)

Balance, June 30(e)	$106	$118

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily represents reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Participation interests in cardmember receivables purchased from an affiliate totaled $2.7 billion and $2.0 billion for the six months ended June 30, 2011 and 2010, respectively.

(c)	Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $52 million and $58 million for the six months ended June 30, 2011 and 2010, respectively.

(d)	Primarily relates to reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled $2.2 billion and nil for the six months ended June 30, 2011 and 2010, respectively.

(e)	Volume of receivables purchased was $88.8 billion and $75.3 billion for the six months ended June 30, 2011 and 2010, respectively.
Changes in Cardmember Loans Reserve for Losses
The following table presents changes in the cardmember loans reserve for losses for the six months ended June 30:

(Millions)	2011	2010
Balance, January 1	$9	$19
Additions:
Cardmember loans provisions(a)	(1)	5
Deductions:
Cardmember loans net write-offs(b)	(2)	(8)

Balance, June 30(c)	$6	$16

(a)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Cardmember loans net write-offs include recoveries of $4 million and $5 million for the six months ended June 30, 2011 and 2010, respectively.

(c)	Volume of loans purchased was $1.4 billion and $1.5 billion for the six months ended June 30, 2011 and 2010, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and changes in accumulated other comprehensive income (loss) (AOCI), which is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Net income	$107	$92	$176	$187
Other comprehensive income (loss):
Net unrealized securities losses	—	(4)	—	(8)
Net unrealized derivatives gains	—	—	—	1
Foreign currency translation adjustments	9	(119)	151	(290)

Total	$116	$(31)	$327	$(110)

6.	Derivatives and Hedging Activities
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
Derivatives derive their value from an underlying variable or multiple variables, including interest rate and foreign exchange rate. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not engage in derivatives for trading purposes.
Interest rate exposure within Credco’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to synthetically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. As of June 30, 2011 and December 31, 2010, the counterparty credit risk associated with Credco’s derivatives was not significant.
Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its derivatives.
The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2011 and December 31, 2010:

	Deferred Charges and		Accrued Interest and
	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$428	$444	$9	$38
Cash flow hedges	—	2	—	2
Foreign exchange contracts
Net investment hedges	8	—	2	16

Total derivatives designated as hedging instruments	$436	$446	$11	$56

Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$1	$3	$3
Foreign exchange contracts	17	51	46	22

Total derivatives not designated as hedging instruments	$18	$52	$49	$25

Total derivatives(a)	$454	$498	$60	$81

(a)	GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between Credco and its derivative counterparty. As of both June 30, 2011 and December 31, 2010, $1 million of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.
Derivative Financial Instruments that Qualify for Hedge Accounting
Derivatives executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with very similar terms to the hedged items. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to synthetically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2011 and December 31, 2010, Credco hedged $9.3 billion and $8.9 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.
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
The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of fixed-rate long-term debt:

For the Three Months Ended June 30,

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative Relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$98	$130	Other, net expenses	$(97)	$(116)	$1	$14

For the Six Months Ended June 30,

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative Relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$13	$200	Other, net expenses	$(22)	$(180)	$(9)	$20

Credco also recognized a net reduction in interest expense on long-term debt and other of $64 million and $63 million for the three months ended June 30, 2011 and 2010, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges. For the six months ended June 30, 2011 and 2010, the impact on interest expense was a net reduction in interest expense on long-term debt and other of $127 million and $128 million, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges
A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments synthetically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of June 30, 2011 and December 31, 2010, Credco hedged $0.8 billion of its floating-rate debt using interest rate swaps, respectively.
For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income and Retained Earnings in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other, net expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.
In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify an insignificant amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.
The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended June 30,

(Millions)	Gains (losses) recognized in income
Amount
		reclassified from			Net hedge
		AOCI into income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$—	$—	Other, net expenses	$—	$—

For the Six Months Ended June 30,

(Millions)	Gains (losses) recognized in income
		Amount
		reclassified from			Net hedge
		AOCI into income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(2)	Other, net expenses	$—	$—

(a)	During the three and six months ended June 30, 2011 and 2010, there were no forecasted transactions that were considered no longer probable to occur.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Hedges
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges is recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other, net expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the six months ended June 30, 2011 or 2010.
Derivatives Not Designated as Hedges
Credco has derivatives that act as economic hedges, but are not designated for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.
For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended June 30,

(Millions)	Gains (losses) recognized in income
		Amount
	Location	2011	2010
Interest rate contracts	Other, net expenses	$—	$1
Foreign exchange contracts	Other, net expenses	(14)	(15)
	Interest expense	—	23

Total		$(14)	$9

For the Six Months Ended June 30,

(Millions)	Gains (losses) recognized in income
		Amount
	Location	2011	2010
Interest rate contracts	Other, net expenses	$—	$1
Foreign exchange contracts	Other, net expenses	12	(22)
	Interest expense	—	43

Total		$12	$22

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Variable Interest Entity
Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. Credco has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of variable interest entities. Total assets as of both June 30, 2011 and December 31, 2010 were $2.4 billion and are eliminated in consolidation. Total liabilities as of both June 30, 2011 and December 31, 2010 were $2.3 billion and are primarily recorded in long-term debt. As of June 30, 2011 and December 31, 2010, $126 million and $501 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.
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
American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of American Express’ federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of American Express’ federal tax returns for the years 2003 and 2004. In April 2011, unagreed issues for 1997-2004 were resolved at IRS Appeals. Additional refund claims for those years continue to be reviewed by the IRS. In addition, American Express is currently under examination by the IRS for the years 2005 through 2007.
Credco believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $455 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. Of the $455 million of unrecognized tax benefits, approximately $452 million relate to amounts recorded to equity that, if recognized, would not impact the effective rate. With respect to the remaining $3 million, it is not possible to quantify the impact such changes may have on the effective tax rate and net income due to the inherent complexities and the number of tax years currently under examination. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).
The following table summarizes Credco’s effective tax rate:

	Three Months Ended	Six Months Ended	Year ended
	June 30, 2011	June 30, 2011	December 31, 2010
Effective tax rate(a) (b)	(2.9)%	(1.7)%	(7.4)%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income and geographic mix of business.

(b)	The income tax provision for the three and six months ended June 30, 2011, includes the impact of certain discrete state tax items and the impact of the favorable resolution of certain prior years’ tax items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Current Business Environment/Outlook
Credco’s results for the second quarter of 2011 continued to reflect strong spending growth and improved credit performance of the underlying cardmember receivables and loan portfolios at American Express. During the quarter cardmember spending volumes grew both in the United States and outside the United States, and across all of American Express’ businesses.
The improving credit trends contributed to a reduction in loan and receivable write-offs over the course of the second quarter of 2011 when compared to 2010. During the quarter, reserve coverage ratios remained at appropriate levels.
Despite the continued momentum across American Express’ businesses, the economic and regulatory environment remains uncertain. The uncertain environment includes questions about the creditworthiness of sovereign issuers within Europe and the short and long-term effects of the Standard & Poor’s (S&P) credit downgrade of U.S. government-issued securities. Sovereign defaults or credit downgrades could lead to disruptions in the money markets, changes in the foreign exchange value of the Euro or the U.S. dollar, or both, reduce the attractiveness and value of U.S. and European assets, or increase borrowing costs for consumers and companies in Europe and the United States.
Results of Operations for the Six Months Ended June 30, 2011 and 2010
Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and the collectibility of cardmember receivables and loans purchased.
Credco’s consolidated net income decreased $11 million or 6 percent for the six months ended June 30, 2011 as compared to the same period in 2010. The year-over-year decrease is due to lower interest income from investments and higher interest expense, partially offset by higher interest income from affiliates and lower provisions for losses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the six months ended June 30:

(Millions)	2011	2010
Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$39	$144
Discount rates	(38)	(293)

Total	$1	$(149)

Interest income from affiliates:
Average loans to affiliates	$23	$(2)
Interest rates	5	3

Total	$28	$1

Interest income from investments:
Average investments outstanding	$(17)	$(47)
Interest rates	—	9

Total	$(17)	$(38)

Finance revenue:
Average cardmember loans outstanding	$(3)	$—
Interest rates	2	(5)

Total	$(1)	$(5)

Interest expense:
Average debt outstanding	$(2)	$(25)
Interest rates	73	(35)

Total	$71	$(60)

Interest expense to affiliates:
Average debt outstanding	$1	$(17)
Interest rates	(2)	(7)

Total	$(1)	$(24)

Discount revenue earned from purchased cardmember receivables and loans
Discount revenue increased $1 million to $233 million for the six months ended June 30, 2011, as compared to $232 million for the same period in 2010, due to an increase in the volume of receivables purchased, partially offset by a decrease in discount rates. Volume of receivables purchased for the six months ended June 30, 2011 increased 17 percent from $75 billion for the same period in 2010 to $88 billion, primarily due to increased cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectability of cardmember receivables, decreased an average of 5 basis points from 0.31 percent for the six months ended June 30, 2010 to 0.26 percent for the six months ended June 30, 2011.

Interest income from affiliates
Interest income from affiliates increased 13 percent or $28 million to $248 million for the six months ended June 30, 2011, as compared to $220 million for the same period in 2010. The average loan balances with affiliates were $10.9 billion and $9.9 billion for the six months ended June 30, 2011 and 2010, respectively. The effective annualized interest rate charged to affiliates increased by 10 basis points from 4.45 percent for the six months ended June 30, 2010 to 4.55 percent for the six months ended June 30, 2011. The rate increase is driven by an increase in interest rates in the Australian market, a primary component in the rate used in Credco’s loan to its Australian affiliate.
Interest income from investments
Interest income from investments decreased 89 percent or $17 million to $2 million for the six months ended June 30, 2011, as compared to $19 million for the same period in 2010. The decrease was driven by the maturity of the available-for-sale securities in 2010 and the decrease in interest rates. The total average investment balances, including time deposits, were $0.3 billion and $2.2 billion in the six months ended June 30, 2011 and 2010, respectively. The effective annual interest rate on investments decreased 23 basis points from 1.72 percent for the six months ended June 30, 2010 to 1.49 percent for the six months ended June 30, 2011.
Finance revenue
Finance revenue decreased 5 percent or $1 million to $19 million for the six months ended June 30, 2011 as compared to $20 million for the same period in 2010. The year-over-year decrease was driven by a decrease in the average loan balance outstanding, partially offset by an increase in average interest rates.
Provisions for losses
The provisions for losses decreased 31 percent or $23 million to $51 million for the six months ended June 30, 2011, as compared to $74 million for the same period in 2010. The decrease was primarily driven by improved credit performance of the underlying portfolios.
Interest expense
Interest expense increased 28 percent or $71 million to $329 million for the six months ended June 30, 2011, as compared to $258 million for the same period in 2010. The increase was primarily driven by the classification of forward points gain, which was recorded in interest expense in 2010 and is now recorded in other, net expenses. The forward points gain for the six months ended June 30, 2011 was $65 million. In addition, interest expense also increased due to a marginal increase in interest rates and average debt outstanding.
Interest expense to affiliates
Interest expense to affiliates decreased 13 percent or $1 million to $7 million for the six months ended June 30, 2011, as compared to $8 million for the same period in 2010, due to a decrease in interest rates, partially offset by an increase in average debt outstanding to affiliates of 8 percent to $5.2 billion for the six months ended June 30, 2011, as compared to $4.8 billion for the same period in 2010. The effective annualized interest rate on average debt due to affiliates as of June 30, 2011 decreased 4 basis points from 0.31 percent in 2010 to 0.27 percent in 2011.
Other, net expenses
Other, net expenses, which was a benefit of $58 million for the six months ended June 30, 2011, increased $28 million from the previous year’s benefit of $30 million. The increase was primarily due to the classification of forward points gain, which was recorded in interest expense in 2010. The impact of forward points gain for 2011 was $65 million in other, net expense, offset by an unfavorable impact related to hedge ineffectiveness resulting in a loss of $9 million in 2011, as compared to a gain of $20 million in 2010, and a gain of $8 million in 2010 as a result of recoveries from the investment in the Reserve Prime Fund.
Income taxes
Credco’s effective tax rate for the six months ended June 30, 2011 and 2010 was (1.7) percent and (3.3) percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. The effective tax rate for the six months ended June 30, 2011 also includes the impact of certain discrete state tax items, partially offset by the favorable resolution of certain prior years’ tax items. Credco’s effective tax rate reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States.

Cardmember Receivables and Cardmember Loans
As of June 30, 2011 and December 31, 2010, Credco owned $13.1 billion and $12.4 billion of gross cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of June 30, 2011 and December 31, 2010, CRC owned approximately $3.6 billion and $3.7 billion, respectively, of such participation interests.
Cardmember receivables owned as of June 30, 2011 increased approximately $709 million from December 31, 2010, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the six months ended June 30, 2011. In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, CRC, purchases participation interests from RFC V, a wholly-owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to AEIT by TRS.
As of June 30, 2011 and December 31, 2010, Credco owned gross cardmember loans totaling $373 million and $380 million, respectively. These loans consist of certain interest-bearing receivables comprised of American Express and American Express joint venture credit card receivables.
The following table summarizes selected information related to the cardmember receivables portfolio as of or for the six months ended June 30:

(Millions, except percentages)	2011	2010
Total gross cardmember receivables	$13,076	$12,350
Loss reserves — cardmember receivables	$106	$118
Loss reserves as a % of receivables	0.8%	1.0%
Average life of cardmember receivables (in days)(a)	29	29

U.S. Consumer and Small Business gross cardmember receivables	$3,346	$3,912
30 days past due as a % of total	1.4%	1.4%
Average receivables	$4,003	$3,559
Write-offs, net of recoveries	$27	$26
Net write-off rate(b)	1.3%	1.5%

International and Global Commercial gross cardmember receivables	$9,730	$8,438
90 days past billing as a % of total	0.7%	1.2%
Write-offs, net of recoveries(c)	$38	$85
Net loss ratio(c)(d)	0.1%	0.2%

(a)
Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)
Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables owned by Credco that are written off, consisting of principal and fees, expressed as a percentage of the average cardmember receivables balance during the period.

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

(d)
Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables owned by Credco that are written off, consisting of principal and fees, expressed as a percentage of the volume of cardmember receivables purchased by Credco during the period.

Reserves for Cardmember Receivables and Cardmember Loans
The following is an analysis of the reserves for cardmember receivables and cardmember loans for the six months ended June 30:

(Millions)	2011	2010
Balance, January 1	$121	$160
Provisions for losses	51	74
Accounts written-off(a)(b)	(67)	(119)
Other(c)	7	19

Balance, June 30	$112	$134

(a)	Includes recoveries on accounts previously written-off of $56 million and $64 million during the six months ended June 30, 2011 and 2010, respectively.

(b)
Includes $65 million of cardmember receivables net write-offs and $2 million of cardmember loans net write-offs during the six months ended June 30, 2011. Includes $111 million of cardmember receivable net write-offs and $8 million of cardmember loan net write-offs during the six months ended June 30, 2010.

(c)	Primarily includes reserve balances applicable to net purchases of participation interests in cardmember receivables purchased from an affiliate.
Loans to Affiliates
Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS. Components of loans to affiliates as of June 30, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
TRS Subsidiaries:
American Express Australia Limited	$3,884	$3,935
American Express Services Europe Limited	2,845	2,698
Amex Bank of Canada	2,500	2,969
American Express International, Inc.	401	519
American Express Co. (Mexico) S.A. de C.V.	513	483
American Express Bank (Mexico) S.A.	407	383

Total	$10,550	$10,987

Due to/from Affiliates
As of June 30, 2011 and December 31, 2010, amounts due to affiliates were $0.9 billion and $1.7 billion, respectively. As of June 30, 2011 and December 31, 2010, amounts due from affiliates were $4.9 billion and $4.0 billion, respectively. These amounts relate primarily to timing differences resulting from the purchase of cardmember receivables net of remittances from TRS, as well as to operating activities.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.
Components of short-term debt to affiliates as of June 30, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
AE Exposure Management Ltd	$1,965	$2,789
American Express Company	784	11
American Express Europe Limited	415	100
American Express Holdings (Netherlands) C.V.	295	295
American Express Swiss Holdings	239	191
National Express Company, Inc.	154	158
Other	134	237

Total	$3,986	$3,781

Service Fees to Affiliates
Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $62 million and $60 million for the six months ended June 30, 2011 and 2010, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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

Credco’s funding strategy for 2011 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while maintaining access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term borrowings for a 12-month period. Credco has $2.3 billion of unsecured long-term debt that will mature during the next 12 months.
Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, including Moody’s, S&P, Fitch Ratings (Fitch) and Dominion Bond Rating Service (DBRS). Such ratings support Credco’s access to cost effective unsecured funding as part of its overall financing programs.
Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit	Short-Term	Long-Term
Agency	Ratings	Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable(a)

S&P	A-2	BBB+	Stable

(a)	In May 2011, Moody’s revised its ratings outlook for American Express Company, TRS and rated operating subsidiaries from “Negative” to “Stable”.
A downgrade in Credco’s debt rating could result in higher interest expense on Credco’s unsecured debt, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, a decline in credit debt ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to other American Express affiliates is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing. However, downgrades to certain of Credco’s unsecured debt ratings that have occurred over the last several years have not caused a permanent increase in Credco’s borrowing costs or a reduction in its borrowing capacity.
Short-term Funding Programs
Credco’s issuance and sale of commercial paper is utilized for working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. Credco’s commercial paper outstandings were fairly stable throughout 2011. As of June 30, 2011 and December 31, 2010, Credco had $0.7 billion and $0.6 billion of commercial paper outstanding, respectively. The average commercial paper outstanding was $0.7 billion and $0.9 billion during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.
Credco’s total back-up liquidity coverage, which includes its undrawn committed bank facilities, was in excess of 100 percent of its net short-term borrowings as of June 30, 2011 and December 31, 2010. The undrawn committed bank credit facilities were $5.7 billion as of June 30, 2011.

The following table presents information relating to Credco’s commercial paper outstanding as of:

(Billions)

Period	Ending	Average	Minimum	Maximum
Q2’11	$0.7	$0.7	$0.5	$0.8
Q1’11	0.8	0.7	0.4	0.9

Q1’10	0.9	0.8	0.6	1.0
Q2’10	1.4	0.9	0.8	1.4
Q3’10	0.9	1.0	0.8	1.2
Q4’10	0.6	0.8	0.5	1.0

Q1’09	1.8	3.7	1.4	7.4
Q2’09	1.4	1.5	1.2	2.0
Q3’09	1.1	1.1	0.9	1.3
Q4’09	1.0	0.8	0.6	1.1

Long-term Debt Programs
Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.
Credco had the following long-term debt outstanding as of June 30, 2011 and December 31, 2010:

(Billions)	2011	2010
Long-term debt outstanding	$19.7	$19.0
Average long-term debt	$18.8	$19.0

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the six months ended June 30, 2011, Credco issued $600 million of senior unsecured debt with a maturity of three years and a floating rate of 3-month LIBOR plus 85 basis points from its U.S. shelf registration. As of June 30, 2011 and December 31, 2010, Credco had $10.2 billion and $10.5 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.
Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program was renewed in January 2011 and allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During the six months ended June 30, 2011, no notes were issued under this program. As of June 30, 2011 and December 31, 2010, $2.2 billion and $2.6 billion, respectively, were outstanding under this program, of which $2.2 billion and $2.1 billion were issued by Credco, respectively.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.3 billion. During the six months ended June 30, 2011, no notes were issued under this program. As of June 30, 2011 and December 31, 2010, approximately $5.8 billion and $5.6 billion, respectively, of notes were available for issuance under this program and $469 million and $456 million of notes were outstanding, respectively.
As of June 30, 2011, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance when necessary of up to approximately $3.5 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. During the six months ended June 30, 2011, Credco issued C$325 million of senior unsecured debt with a maturity of three years and a floating rate of 1-month Canadian Dealer Offered Rate (CDOR) plus 105 basis points and C$400 million of senior unsecured debt with a maturity of five years and a coupon of 3.6 percent. As of June 30, 2011 and December 31, 2010, AECCC had $2.2 billion and $1.8 billion outstanding under this program, respectively. The financial results of AECCC are included in the consolidated financial results of Credco.

The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. As of June 30, 2011, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During the six months ended June 30, 2011, Credco paid $157 million cash dividends to TRS. Additionally, Credco paid cash dividends of $500 million to TRS on July 7, 2011. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.
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
Credco’s current liquidity target is to maintain adequate liquidity in the form of cash and readily-marketable securities that are easily convertible into cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of June 30, 2011 Credco had $2.3 billion of unsecured long-term debt that will mature within 12 months.
As of June 30, 2011, Credco had cash and cash equivalents of approximately $79 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
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
Committed Bank Credit Facilities
Credco maintained the following committed bank credit facilities as of June 30, 2011:

	American
(Billions)	Express	Credco	Total
Committed	$0.8	$9.1	$9.9	(a)

Outstanding	$—	$4.2	$4.2

(a)	Credco has the right to borrow a maximum amount of $9.9 billion with a commensurate maximum $0.8 billion reduction in the amount available to American Express.

Credco’s remaining committed bank credit facilities expire as follows:

(Billions)
2011(a)	$2.7
2012(b)	7.2

Total	$9.9

(a)	These credit facilities were allowed to expire on July 21, 2011.

(b)
Of the $7.2 billion committed bank credit facilities due to expire in 2012, $4.2 billion was drawn and outstanding from the Australian Credit Facility as of June 30, 2011. It was repaid on August 3, 2011 and a new Australian Syndicated Credit Facility in the amount of 4.5 billion Australian Dollars was entered into on the same day and has been fully drawn. The new facility was issued in tranches of which 2.0 billion Australian Dollars expires in 2014, and 2.5 billion Australian Dollars expires in 2016.

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.51 for the six months ended June 30, 2011. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2011 was 3.91.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Second Quarter 2011 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:
•
changes in global economic and business conditions, including consumer and business spending, the availability and cost of credit, unemployment and political conditions, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of Credco’s business and results of operations;

•
changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect Credco’s ability to meet its liquidity needs, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of Credco’s assets; or any reduction in Credco’s credit ratings or those of its subsidiaries, which could materially increase the cost and other terms of Credco’s funding, restrict its access to the capital markets or result in contingent payments under contracts;

•
the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of cardmember receivables and loans;

•	fluctuations in foreign currency exchange rates;

•
changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by federal bank regulators relating to certain credit and charge card practices, the impact of the CARD Act, and the impact of the Dodd-Frank Reform Act, which is subject to further extensive rulemaking, the implications of which are not fully known at this time; or potential changes in the Federal tax system that could substantially alter, among other things, the taxation of American Express’ international businesses or the allowance of deductions for significant expenses;

•
the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the DOJ and certain state attorneys general); and

•
Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, Credco’s credit ratings, market capacity and demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in Credco’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that is accumulated and communicated to Credco’s management, including Credco’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: August 10, 2011	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 10, 2011	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Vice President and Chief Accounting Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed
Exhibit 10.1	Syndicated Facility Subscription Agreement dated as of August 3, 2011.	Electronically filed herewith.

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.