Form 10-Q
period 2011-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2011-11-09
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2011
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue earned from purchased cardmember receivables and loans	$88	$87	$321	$319
Interest income from affiliates	128	119	376	339
Interest income from investments	2	9	4	28
Finance revenue	9	10	28	30

Total revenues	227	225	729	716

Expenses
Provisions for losses	(8)	11	43	85
Interest expense	181	158	510	416
Interest expense to affiliates	2	4	9	12
Other, net	(49)	(20)	(107)	(50)

Total expenses	126	153	455	463

Pretax income	101	72	274	253
Income tax benefit	(18)	(10)	(21)	(16)

Net income	119	82	295	269
Retained earnings at beginning of period	3,515	3,500	3,496	3,408
Dividends	(607)	(92)	(764)	(187)

Retained earnings at end of period	$3,027	$3,490	$3,027	$3,490

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Millions, except share data)	2011	2010
Assets
Cash and cash equivalents	$52	$988
Cardmember receivables, less reserves: 2011, $72; 2010, $112	12,595	12,261
Cardmember loans, less reserves: 2011, $6; 2010, $9	382	371
Loans to affiliates	10,185	10,987
Deferred charges and other assets	388	627
Due from affiliates	6,446	3,987

Total assets	$30,048	$29,221

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$839	$645
Short-term debt to affiliates	3,916	3,781
Long-term debt	20,953	18,983

Total debt	25,708	23,409
Due to affiliates	779	1,742
Accrued interest and other liabilities	467	507

Total liabilities	26,954	25,658

Shareholder’s Equity
Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in-capital	162	162
Retained earnings	3,027	3,496
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments, net of tax: 2011, $11; 2010, $49	(94)	(95)
Net unrealized derivative losses, net of tax: 2011, $—; 2010, $—	(1)	—

Total accumulated other comprehensive income (loss)	(95)	(95)

Total shareholder’s equity	3,094	3,563

Total liabilities and shareholder’s equity	$30,048	$29,221

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2011	2010
Cash Flows from Operating Activities
Net income	$295	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	43	85
Amortization and other	3	23
Deferred taxes	(22)	100
Changes in operating assets and liabilities:
Due from affiliates, net	25	(43)
Other operating assets and liabilities	372	154

Net cash provided by operating activities	716	588

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(343)	(2,975)
Maturities of investments	—	175
Net decrease (increase) in loans to affiliates	689	(1)
Net (increase) decrease in due from affiliates	(3,505)	209

Net cash used in investing activities	(3,159)	(2,592)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	127	1,100
Net increase (decrease) in short-term debt	197	(90)
Issuance of long-term debt	7,322	2,396
Principal payments on long-term debt	(5,371)	(1,515)
Dividends paid	(764)	(187)

Net cash provided by financing activities	1,511	1,704

Effect of exchange rate changes on cash and cash equivalents	(4)	4

Net decrease in cash and cash equivalents	(936)	(296)
Cash and cash equivalents at beginning of period	988	304

Cash and cash equivalents at end of period	$52	$8

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
Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of September 30, 2011 and December 31, 2010:

(Millions)	2011	2010
Assets:
Derivatives(a)	$668	$498

Total assets	$668	$498

Liabilities:
Derivatives(a)	$127	$81

Total liabilities	$127	$81

(a)	Refer to Note 6 for the fair values of derivative assets and liabilities on a further disaggregated basis as well as the netting of both (i) cash collateral received or posted under credit support agreements and (ii) derivative assets and derivative liabilities under master netting agreements. These balances have been presented gross in the table above.
Credco did not measure any financial instruments at fair value using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2011 or during the year ended December 31, 2010 nor were there transfers between levels of the valuation hierarchy during those periods.

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

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments, which could be presented as either assets or liabilities on the Consolidated Balance Sheets, is estimated either by third-party valuation services that use proprietary pricing models or by internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure, which is adjusted by agreements to exchange collateral and/or net derivative assets and derivative liabilities, as applicable. Refer to Note 6 for additional fair value information.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not carried at fair value as of September 30, 2011 and December 31, 2010:

	2011		2010
	Carrying	Fair	Carrying	Fair
(Billions)	Value	Value	Value	Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$19	$19	$18	$18
Loans to affiliates	$10	$10	$11	$11
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$6	$6	$7	$7
Long-term debt	$21	$21	$19	$19

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2011 and December 31, 2010, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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
Cardmember Receivables

Cardmember receivables representing amounts due from American Express charge payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Global limits are established to limit the maximum exposure for American Express from high risk and some high spend charge cardmembers and accounts of high risk, out of pattern charge cardmembers can be monitored even if they are current. Charge card customers generally must pay the full amount billed each month.

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the Card (card issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and typically include principal and any related accrued fees. Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-bearing cardmember receivables and are purchased without recourse by Credco Receivables Corporation (CRC), which is a wholly-owned subsidiary of Credco, from American Express Receivables Financing Corporation V LLC (RFC V). As of September 30, 2011 and December 31, 2010, CRC owned approximately $3.2 billion and $3.7 billion, respectively, of participation interests in cardmember receivables purchased from RFC V.

Cardmember receivables as of September 30, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010
U.S. Consumer and Small Business Services	$2,974	$3,497
International and Global Commercial Services(a)	9,693	8,876

Cardmember receivables, gross	12,667	12,373
Less: Cardmember receivables reserve for losses	72	112

Cardmember receivables, net(b)	$12,595	$12,261

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardmember loans, consisting of loans in the International card services portfolio, as of September 30, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
Cardmember loans, gross	$388	$380
Less: Cardmember loans reserve for losses	6	9

Cardmember loans, net(a)	$382	$371

(a)	Cardmember loans modified in a troubled debt restructuring (TDR) program were immaterial.
Cardmember Receivables and Cardmember Loans Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of September 30, 2011 and December 31, 2010:

			30-59		60-89
			Days		Days		90+ Days
2011 (Millions)	Current		Past Due		Past Due		Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$2,923		$24		$9		$18	$2,974
International and Global Commercial Services (a)	(b	)	(b	)	(b	)	72	9,693

Cardmember Loans:
International Card Services (c)	$377		$6		$2		$3	$388

			30-59		60-89
			Days		Days		90+ Days
2010 (Millions)	Current		Past Due		Past Due		Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$3,453		$18		$8		$18	$3,497
International and Global Commercial Services (a)	(b	)	(b	)	(b	)	76	8,876

Cardmember Loans:
International Card Services (c)	$367		$7		$2		$4	$380

(a)	For cardmember receivables in International and Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated cardmember receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)	Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

(c)	Cardmember loans over 90 days past due continue to accrue interest.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2011			2010
			30 Days			30 Days
	Net		Past Due	Net		Past Due
	Write-off		as a % of	Write-off		as a % of
	Rate	(a)	Total	Rate	(a)	Total
U.S. Consumer and Small Business Services — Cardmember Receivables	1.36%		1.70%	1.48%		1.53%
International Card Services — Cardmember Loans	0.57%		2.84%	2.39%		3.69%

	2011			2010
	Net Loss		90 Days	Net Loss		90 Days
	Ratio as a		Past	Ratio as a		Past
	% of		Billing	% of		Billing
	Charge		as a % of	Charge		as a % of
	Volume	(b)(c)	Receivables	Volume	(b)(c)	Receivables
International and Global Commercial Services — Cardmember Receivables	0.04%		0.74%	0.13%		0.80%

(a)	Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables or cardmember loans owned by Credco that are written off, consisting of principal, interest and/or fees, expressed as a percentage of the average cardmember receivables or cardmember loans balances during the period.

(b)	Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables owned by Credco that are written off, consisting of principal and fees, expressed as a percentage of the volume of cardmember receivables purchased by Credco during the period.

(c)	Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables in the fourth quarter of 2008. Previously, these cardmember receivables were written off when 360 days past billing. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which decreased the 90 days past billing metrics and increased net loss ratios, but did not have a significant impact on provisions for losses.
Refer to Note 4 for other factors, including external environmental factors, that management considers as part of its evaluation of reserves for losses.
4.	Reserves for Losses

Reserves for Losses — Cardmember Receivables and Loans

Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolios. Credco’s total provisions for losses were $43 million and $85 million for the nine months ended September 30, 2011 and 2010, respectively. Management’s evaluation process requires certain estimates and judgments.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the nine months ended September 30:

(Millions)	2011	2010
Balance, January 1	$112	$141
Additions:
Cardmember receivables provisions(a)	45	82
Other credits(b)	23	26
Deductions:
Cardmember receivables net write-offs(c)	(92)	(142)
Other debits(d)	(16)	(1)

Balance, September 30(e)	$72	$106

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily represents reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Participation interests in cardmember receivables purchased from an affiliate totaled $2.7 billion and $2.6 billion for the nine months ended September 30, 2011 and 2010, respectively.

(c)	Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $74 million and $83 million for the nine months ended September 30, 2011 and 2010, respectively.

(d)	Primarily relates to reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled $2.2 billion and nil for the nine months ended September 30, 2011 and 2010, respectively.

(e)	Volume of receivables purchased was $130 billion and $115 billion for the nine months ended September 30, 2011 and 2010, respectively.
Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the nine months ended September 30:

(Millions)	2011	2010
Balance, January 1	$9	$19
Additions:
Cardmember loans provisions(a)	(2)	3
Deductions:
Cardmember loans net write-offs(b)	(1)	(9)
Other debits(c)	—	(3)

Balance, September 30(d)	$6	$10

(a)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Cardmember loans net write-offs include recoveries of $5 million and $7 million for the nine months ended September 30, 2011 and 2010, respectively.

(c)	These amounts include foreign currency translation adjustments.

(d)	Volume of loans purchased was $2 billion for both the nine months ended September 30, 2011 and 2010.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Comprehensive Income (Loss)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Net income	$119	$82	$295	$269
Other comprehensive income (loss):
Net unrealized securities losses	—	(4)	—	(12)
Net unrealized derivatives (loss) gains	(1)	2	(1)	3
Foreign currency translation adjustments	(150)	357	1	67

Total	$(32)	$437	$295	$327

6.	Derivatives and Hedging Activities

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

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by American Express’ Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with American Express’ ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties that provide a right of offset for certain exposures between the parties. To further mitigate bilateral counterparty credit risk, during the third quarter of 2011 Credco exercised its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. As of September 30, 2011 and December 31, 2010, the counterparty credit risk associated with Credco’s derivatives was not significant.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of its derivatives.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2011 and December 31, 2010:

	Deferred Charges and		Accrued Interest and
	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$530	$444	$2	$38
Cash flow hedges	—	2	1	2
Foreign exchange contracts
Net investment hedges	79	—	—	16

Total derivatives designated as hedging instruments	$609	$446	$3	$56

Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$1	$3	$3
Foreign exchange contracts	58	51	121	22

Total derivatives not designated as hedging instruments	$59	$52	$124	$25

Total derivatives gross	$668	$498	$127	$81

Cash collateral netting(a)	(345)	—	—	—
Derivative asset and derivative liability netting(a)	(11)	(1)	(11)	(1)

Total derivatives, net	$312	$497	$116	$80

(a)	As permitted under GAAP, balances represent the netting of cash collateral received and posted under credit support agreements, and the netting of derivative assets and derivative liabilities under master netting agreements.
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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to synthetically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2011 and December 31, 2010, Credco hedged $10.6 billion and $8.9 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.
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

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of fixed-rate long-term debt:

For the Three Months Ended September 30:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative Relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$108	$100	Other, net expenses	$(97)	$(106)	$11	$(6)

For the Nine Months Ended September 30:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative Relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$121	$300	Other, net expenses	$(118)	$(286)	$3	$14

Credco also recognized a net reduction in interest expense on long-term debt and other of $65 million and $63 million for the three months ended September 30, 2011 and 2010, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges. For the nine months ended September 30, 2011 and 2010, the impact on interest expense was a net reduction in interest expense on long-term debt and other of $191 million and $192 million, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments synthetically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of September 30, 2011 and December 31, 2010, Credco hedged $0.3 billion and $0.8 billion, respectively, of its floating-rate debt using interest rate swaps.

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

The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended September 30:

(Millions)	Gains (losses) recognized in income
		Amount
		reclassified from			Net hedge
		AOCI into income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$—	$(1)	Other, net expenses	$—	$—

For the Nine Months Ended September 30:

(Millions)	Gains (losses) recognized in income
		Amount
		reclassified from			Net hedge
		AOCI into income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(3)	Other, net expenses	$—	$—

(a)	During the three and nine months ended September 30, 2011 and 2010, there were no forecasted transactions that were considered no longer probable to occur.
Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges recorded in AOCI, as part of the cumulative translation adjustment, was $64 million and $(18) million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the effective portion of the gain or loss on net

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investment hedges was $26 million and $(47) million, respectively. Any ineffective portion of the gain or loss on net investment hedges is recognized in other, net expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the nine months ended September 30, 2011 or 2010.

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

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended September 30:

(Millions)	Gains (losses) recognized in income
		Amount
	Location	2011	2010
Foreign exchange contracts	Other, net expenses	$(6)	$105

Total		$(6)	$105

For the Nine Months Ended September 30:

(Millions)	Gains (losses) recognized in income
		Amount
	Location	2011	2010
Interest rate contracts	Other, net expenses	$—	$1
Foreign exchange contracts	Other, net expenses	6	83
	Interest expense	—	43

Total		$6	$127

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. Credco has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of both September 30, 2011 and December 31, 2010 were $2.4 billion and are eliminated in consolidation. Total liabilities as of both September 30, 2011 and December 31, 2010 were $2.3 billion and are primarily recorded in long-term debt. As of September 30, 2011 and December 31, 2010, $123 million and $501 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.
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

Credco believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $590 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. Of the $590 million of unrecognized tax benefits, approximately $580 million relate to amounts recorded to equity that, if recognized, would not impact the effective rate. With respect to the remaining $10 million, it is not possible to quantify the impact such changes may have on the effective tax rate and net income due to the inherent complexities and the number of tax years currently under examination. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes Credco’s effective tax rate:

	Three Months Ended	Nine Months Ended	Year ended
	September 30, 2011	September 30, 2011	December 31, 2010
Effective tax rate(a) (b)	(17.8)%	(7.7)%	(7.4)%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income and geographic mix of business.

(b)	The income tax provision for the three and nine months ended September 30, 2011, includes the impact of certain discrete state tax items and the impact of the favorable resolution of certain prior years’ tax items. In addition, the income tax provision for the three months ended September 30, 2011, includes the impact of a federal discrete item.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Current Business Environment/Outlook
Credco’s results for the third quarter of 2011 continued to reflect strong spending growth and improved credit performance of the underlying cardmember receivables and loan portfolios at American Express. During the quarter cardmember spending volumes grew both in the United States and outside the United States, and across all of American Express’ businesses, despite a challenging economic environment and when being compared to relatively strong prior year performance.
The improving credit trends contributed to a reduction in write-offs and in loss reserve levels over the course of the third quarter of 2011 when compared to 2010. Reserve coverage ratios remain at appropriate levels.
Despite the continued momentum across American Express’ businesses, the economic environment remains uncertain. The uncertain environment includes questions about the creditworthiness of sovereign issuers within Europe and the strength of the European banking system. Sovereign defaults or the continued concerns about European fiscal policy and unity could lead to disruptions in capital markets and increase borrowing costs for consumers and companies in Europe and the United States.
Results of Operations for the Nine Months Ended September 30, 2011 and 2010
Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and the collectibility of cardmember receivables and loans purchased.
Credco’s consolidated net income increased $26 million or 10 percent for the nine months ended September 30, 2011 as compared to the same period in 2010. The year-over-year increase is due to higher interest income from affiliates, lower provision for losses and gains from forward points of foreign exchange contracts, offset by lower interest income from investments and higher interest expenses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine months ended September 30:

(Millions)	2011	2010
Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$43	$203
Discount rates	(41)	(408)

Total	$2	$(205)

Interest income from affiliates:
Average loans to affiliates	$28	$(23)
Interest rates	9	42

Total	$37	$19

Interest income from investments:
Average investments outstanding	$(21)	$(59)
Interest rates	(3)	14

Total	$(24)	$(45)

Finance revenue:
Average cardmember loans outstanding	$(6)	$(1)
Interest rates	4	(6)

Total	$(2)	$(7)

Interest expense:
Average debt outstanding	$—	$(23)
Interest rates	94	(11)

Total	$94	$(34)

Interest expense to affiliates:
Average debt outstanding	$(1)	$(19)
Interest rates	(2)	(7)

Total	$(3)	$(26)

Discount revenue earned from purchased cardmember receivables and loans
Discount revenue increased $2 million to $321 million for the nine months ended September 30, 2011, as compared to $319 million for the same period in 2010, due to an increase in the volume of receivables purchased, partially offset by a decrease in discount rates. Volume of receivables purchased for the nine months ended September 30, 2011 increased 13 percent from $115 billion for the same period in 2010 to $130 billion, primarily due to increased cardmember spending. Discount rates, which vary over time due to changes in market interest rates or changes in the collectability of cardmember receivables, decreased an average of 3 basis points from 0.28 percent for the nine months ended September 30, 2010 to 0.25 percent for the nine months ended September 30, 2011.

Interest income from affiliates
Interest income from affiliates increased 11 percent or $37 million to $376 million for the nine months ended September 30, 2011, as compared to $339 million for the same period in 2010. The average loan balances with affiliates were $10.8 billion and $10.0 billion for the nine months ended September 30, 2011 and 2010, respectively. The effective annualized interest rate charged to affiliates increased by 12 basis points from 4.52 percent for the nine months ended September 30, 2010 to 4.64 percent for the nine months ended September 30, 2011. The rate increase is driven by an increase in interest rates in the Australian market, a primary component in the rate used in Credco’s loan to its Australian affiliate.
Interest income from investments
Interest income from investments decreased 86 percent or $24 million to $4 million for the nine months ended September 30, 2011, as compared to $28 million for the same period in 2010. The decrease was driven by the maturity of the available-for-sale securities in 2010 and the decrease in interest rates. The total average investment balances, including time deposits, were $0.5 billion and $2.1 billion in the nine months ended September 30, 2011 and 2010, respectively. The effective annual interest rate on investments decreased 75 basis points from 1.76 percent for the nine months ended September 30, 2010 to 1.01 percent for the nine months ended September 30, 2011.
Finance revenue
Finance revenue decreased 7 percent or $2 million to $28 million for the nine months ended September 30, 2011, as compared to $30 million for the same period in 2010. The year-over-year decrease was driven by a decrease in the average loan balance outstanding, partially offset by an increase in average interest rates.
Provisions for losses
The provisions for losses decreased 49 percent or $42 million to $43 million for the nine months ended September 30, 2011, as compared to $85 million for the same period in 2010. The decrease was primarily driven by a change in accounting estimate for certain charge card products.
Interest expense
Interest expense increased 23 percent or $94 million to $510 million for the nine months ended September 30, 2011, as compared to $416 million for the same period in 2010. The increase was primarily driven by an increase in the effective annualized interest rates on long-term debt and by forward points gain of $43 million, which was recorded in interest expense for the first six months in 2010. Effective third quarter of 2010, the forward points gain is recorded in other, net expenses.
Interest expense to affiliates
Interest expense to affiliates decreased 25 percent or $3 million to $9 million for the nine months ended September 30, 2011, as compared to $12 million for the same period in 2010, due to a decrease in interest rates. In addition, average debt outstanding to affiliates decreased by 4 percent to $4.7 billion for the nine months ended September 30, 2011, as compared to $4.9 billion for the same period in 2010. The effective annualized interest rate on average debt due to affiliates as of September 30, 2011 decreased 6 basis points from 0.32 percent in 2010 to 0.26 percent in 2011.
Other, net expenses
Other, net expenses, which was a benefit of $107 million for the nine months ended September 30, 2011, increased $57 million from the previous year’s benefit of $50 million. The increase was primarily due to the reclassification of forward points gain, which was recorded in interest expense for the first six months of 2010. The additional impact of forward points gain for 2011 was $78 million in other, net expenses, offset by a lower hedge ineffectiveness gain of $3 million in 2011, as compared to a gain of $14 million in 2010, and a gain of $10 million in 2010 as a result of recoveries from the investment in the Reserve Primary Fund.
Income taxes
Credco’s effective tax rate for the nine months ended September 30, 2011 and 2010 was (7.7) percent and (6.3) percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. The effective tax rate for the nine months ended September 30, 2011 also includes the impact of certain discrete state tax items, partially offset by the favorable resolution of certain prior years’ tax items. Credco’s effective tax rate reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States.

Cardmember Receivables and Cardmember Loans
As of September 30, 2011 and December 31, 2010, Credco owned $12.7 billion and $12.4 billion of gross cardmember receivables, respectively. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of September 30, 2011 and December 31, 2010, CRC owned approximately $3.2 billion and $3.7 billion, respectively, of such participation interests.
Cardmember receivables owned as of September 30, 2011 increased approximately $294 million from December 31, 2010, primarily as a result of an increase in cardmember receivables purchased driven by an increase in average cardmember spending during the nine months ended September 30, 2011.
As of September 30, 2011 and December 31, 2010, Credco owned gross cardmember loans totaling $388 million and $380 million, respectively. These loans consist of certain interest-bearing receivables comprised of American Express and American Express joint venture credit card receivables.
The following table summarizes selected information related to the cardmember receivables portfolio as of or for the nine months ended September 30:

(Millions, except percentages)	2011	2010
Total gross cardmember receivables	$12,667	$12,689
Loss reserves — cardmember receivables	$72	$106
Loss reserves as a % of receivables	0.6%	0.8%
Average life of cardmember receivables (in days)(a)	30	29

U.S. Consumer and Small Business gross cardmember receivables	$2,974	$4,003
30 days past due as a % of total	1.7%	1.5%
Average receivables	$3,740	$3,634
Write-offs, net of recoveries	$38	$40
Net write-off rate (b)	1.4%	1.5%

International and Global Commercial gross cardmember receivables	$9,693	$8,686
90 days past billing as a % of total	0.7%	0.8%
Write-offs, net of recoveries (c)	$54	$102
Net loss ratio (c)(d)	0.04%	0.13%

(a)	Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)	Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables owned by Credco that are written off, consisting of principal and fees, expressed as a percentage of the average cardmember receivables balance during the period.

(c)	Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables in the fourth quarter of 2008. Previously, these cardmember receivables were written off when 360 days past billing. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which decreased the 90 days past billing metrics and increased net loss ratios, but did not have a significant impact on provisions for losses.

(d)	Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables owned by Credco that are written off, consisting of principal and fees, expressed as a percentage of the volume of cardmember receivables purchased by Credco during the period.

Reserves for Cardmember Receivables and Cardmember Loans
The following is an analysis of the reserves for cardmember receivables and cardmember loans for the nine months ended September 30:

(Millions)	2011	2010
Balance, January 1	$121	$160
Provisions for losses	43	85
Accounts written-off(a)(b)	(93)	(151)
Other(c)	7	22

Balance, September 30	$78	$116

(a)	Includes recoveries on accounts previously written off of $79 million and $90 million during the nine months ended September 30, 2011 and 2010, respectively.

(b)	Includes $92 million of cardmember receivables net write-offs and $1 million of cardmember loans net write-offs during the nine months ended September 30, 2011. Includes $142 million of cardmember receivable net write-offs and $9 million of cardmember loan net write-offs during the nine months ended September 30, 2010.

(c)	Primarily includes reserve balances applicable to net purchases of participation interests in cardmember receivables purchased from an affiliate.
Loans to Affiliates
Credco’s loans to affiliates represent fixed and floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS. Components of loans to affiliates as of September 30, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
TRS Subsidiaries:
American Express Australia Limited	$3,692	$3,935
American Express Services Europe Limited	2,815	2,698
Amex Bank of Canada	2,440	2,969
American Express International, Inc.	405	519
American Express Co. (Mexico) S.A. de C.V.	465	483
American Express Bank (Mexico) S.A.	368	383

Total	$10,185	$10,987

Due to/from Affiliates
As of September 30, 2011 and December 31, 2010, amounts due to affiliates were $779 million and $1.7 billion, respectively. As of September 30, 2011 and December 31, 2010, amounts due from affiliates were $6.4 billion and $4.0 billion, respectively. These amounts relate primarily to timing differences resulting from the purchase of cardmember receivables and loans, net of remittances from TRS and certain of its subsidiaries, as well as operating activities charged to and by affiliates.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.
Components of short-term debt to affiliates as of September 30, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
AE Exposure Management Ltd	$1,499	$2,789
American Express Europe Limited	790	100
American Express Company	738	11
American Express Holdings (Netherlands) C.V.	295	295
American Express Swiss Holdings	249	191
National Express Company, Inc.	157	158
Other	188	237

Total	$3,916	$3,781

Service Fees to Affiliates
Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged explicitly, as the discount rate on receivables purchased by Credco is adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. If a servicing fee were charged by these other affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $95 million and $72 million for the nine months ended September 30, 2011 and 2010, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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
Credco’s funding strategy for 2011 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while maintaining access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $2.6 billion of unsecured long-term debt that will mature during the next 12 months.
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
Short-term Funding Programs
Credco’s issuance and sale of commercial paper is utilized for working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. Credco’s commercial paper outstandings were fairly stable throughout 2011. As of September 30, 2011 and December 31, 2010, Credco had $0.8 billion and $0.6 billion of commercial paper outstanding, respectively. The average commercial paper outstanding was $0.7 billion and $0.9 billion during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.
Credco’s total back-up liquidity coverage, which includes its undrawn committed bank facilities, was in excess of its net short-term borrowings by 60 percent and 100 percent as of September 30, 2011 and December 31, 2010, respectively. The undrawn committed bank credit facilities were $2.9 billion as of September 30, 2011.

The following table presents information relating to Credco’s commercial paper outstanding as of:

(Billions)

Period	Ending	Average	Minimum	Maximum
Q1’11	$0.8	$0.7	$0.4	$0.9
Q2’11	0.7	0.7	0.5	0.8
Q3’11	0.8	0.7	0.4	0.9

Q1’10	0.9	0.8	0.6	1.0
Q2’10	1.4	0.9	0.8	1.4
Q3’10	0.9	1.0	0.8	1.2
Q4’10	0.6	0.8	0.5	1.0

Q1’09	1.8	3.7	1.4	7.4
Q2’09	1.4	1.5	1.2	2.0
Q3’09	1.1	1.1	0.9	1.3
Q4’09	1.0	0.8	0.6	1.1

Long-term Debt Programs
Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.
Credco had the following long-term debt outstanding as of September 30, 2011 and December 31, 2010:

(Billions)	2011	2010
Long-term debt outstanding	$21.0	$19.0
Average long-term debt	$19.1	$19.0

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. For the nine months ended September 30, 2011, Credco issued $1.9 billion of senior unsecured debt from its U.S. shelf registration, which included $1.3 billion of notes issued during the third quarter of 2011, with a maturity of five years and a coupon of 2.8 percent. As of September 30, 2011 and December 31, 2010, Credco had $11.3 billion and $10.5 billion of debt securities outstanding, respectively, issued under the SEC registration statement.
Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program was renewed in January 2011 and allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During the nine months ended September 30, 2011, no notes were issued under this program. As of September 30, 2011 and December 31, 2010, $2.2 billion and $2.6 billion, respectively, were outstanding under this program, of which $2.2 billion and $2.1 billion were issued by Credco, respectively.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.0 billion. During the nine months ended September 30, 2011, no notes were issued under this program. As of September 30, 2011 and December 31, 2010, approximately $5.5 billion and $5.6 billion of notes, respectively, were available for issuance under this program and $447 million and $456 million of notes were outstanding, respectively.
As of September 30, 2011, Credco maintained a shelf registration in Canada for a medium-term note program providing for the issuance, when necessary, of up to approximately $3.4 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued under this shelf registration are guaranteed by Credco. For the nine months ended September 30, 2011, Credco issued C$725 million of senior unsecured debt from its Canadian shelf registration. In addition, on October 4, 2011, Credco issued an incremental C$200 million of senior unsecured debt as part of a reopening of existing C$400 million notes that were issued during the second quarter of 2011, raising the amount of the total note to C$600 million, with a maturity of five years and a coupon of 3.6 percent. As of September 30, 2011 and December 31, 2010, AECCC had $2.1 billion and $1.8 billion, respectively, outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.
The most restrictive limitation on Credco’s ability to pay dividends to its parent imposed by the covenants of debt instruments issued by Credco is the requirement that Credco maintain a minimum consolidated net worth of $50 million. As of September 30, 2011, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During the nine months ended September 30, 2011, Credco paid $764 million cash dividends to TRS. There are no significant covenant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.
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
Credco incurs and accepts liquidity risk arising in the normal course of its activities. The liquidity risks that American Express, including Credco, is exposed to can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including but not limited to:
•	Maintaining a diversified set of funding sources (refer to the Funding Strategy section for more detail);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios.
Credco’s current liquidity target is to maintain adequate liquidity in the form of cash and readily-marketable securities that are easily convertible into cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of September 30, 2011, Credco had $2.6 billion of unsecured long-term debt that will mature within 12 months.
As of September 30, 2011, Credco had cash and cash equivalents of approximately $52 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
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
Committed Bank Credit Facilities
Credco maintained the following committed bank credit facilities as of September 30, 2011:

	American
(Billions)	Express	Credco	Total
Committed	$0.8	$6.6	$7.4	(a)

Outstanding	$—	$4.5	$4.5

(a)	Credco has the right to borrow a maximum amount of $7.4 billion with a commensurate maximum $0.8 billion reduction in the amount available to American Express.

Credco’s remaining committed bank credit facilities expire as follows:

(Billions)
2012	$2.9
2014 (a)	2.0
2016 (a)	2.5

Total	$7.4

(a)	On August 3, 2011, Credco repaid AUD $4.1 billion on its Australian Syndicated Credit Facility and on the same day entered into a new Credit Facility agreement for AUD $4.5 billion, which was fully drawn.
The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.53 for the nine months ended September 30, 2011. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2011 was 3.89.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Third Quarter 2011 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in Credco’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to Credco’s management, including Credco’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: November 9, 2011	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 9, 2011	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Vice President and Chief Accounting Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed
Exhibit 10.1	Syndicated Facility Subscription Agreement dated as of August 3, 2011.	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended June 30, 2011.

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1