Form 10-K
period 2011-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2012-03-15
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center
200 Vesey Street
New York, New York	10285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (866) 572-4944.

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
2.75 percent Medium-Term Senior Notes	New York Stock Exchange
Series D, due September 15, 2015

Securities registered pursuant to Section 12 (g) of the Act: None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 15, 2012, 1,504,938 shares were outstanding.

Documents incorporated by reference: None

i

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

Credco is engaged in the business of financing non-interest-earning cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning and discounted revolving loans generated by cardmember spending on American Express credit cards issued in non-U.S. markets, although interest-earning and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the card.

American Express Card Business

American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. American Express’ principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world.

American Express’ products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases. TRS charges a fee, the “merchant discount,” to the merchant that reflects the value that is delivered to the merchant and the investments made in providing that value. Value is delivered to the merchant in a variety of ways, including through higher spending cardmembers relative to users of cards issued on competing card networks, marketing expertise and programs, information services, fraud prevention services, and other investments that enhance the value propositions associated with acceptance of the card. When establishing the merchant discount rate, consideration is also given to a number of other factors, such as industry-specific requirements, estimated charge volume and payment terms.

The charge card, which is marketed in the United States and many other countries and generally carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors, including a cardmember’s current spending patterns, payment history, credit record and financial resources. Charge cards generally require payment by the cardmember of the full amount billed each month, and no finance charges are assessed on the balance. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset spending limit and pay-in-full nature of these products attract high-spending cardmembers. In addition to charge cards, TRS and its subsidiaries and licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, grace periods, and rate and fee structures.

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

•	The Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements);

•	The Truth in Savings Act (which requires certain disclosures about rates paid and other terms of deposit accounts);

•

The Electronic Funds Transfer Act (which governs disclosures and settlement of transactions for electronic funds transfers and customer rights and liability arising from the use of ATMs and other electronic banking services);

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) (which prohibits certain acts and practices in connection with consumer credit card accounts);

•

The Consumer Financial Protection Act of 2010 (Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act) (which provides for the creation of the Consumer Financial Protection Bureau, a new financial services regulator);

•	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages);

•

Regulation Z (which implements TILA and was recently amended by the Federal Reserve Board (Federal Reserve) to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act); and

•	Federal and state laws and regulations that generally prohibit engaging in unfair, deceptive and abusive acts and practices in offering consumer financial products and services.

Certain federal and state privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries in which American Express operates have significant consumer credit protection, disclosure and data protection-related laws (in certain cases more stringent than the laws in the United States). The bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, with regard to maintaining effective anti-money laundering programs.

General Nature of Credco’s Business

As noted above, Credco engages in the business of financing the cardmember receivables and loans of its affiliates. The use of a centralized funding source for assets originated by affiliated entities is utilized by other large corporations like American Express, providing operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results remain separate from other sources of volatility and risk inherent in the businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. The separation of Credco from American Express and its other affiliates also allows American Express to provide Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. Refer to Exhibit 12.1 for fixed charge coverage ratio calculation.

The agreements for the purchase and sale of card receivables (receivables agreements) between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectibility). Credco considers its expenses (such as interest costs, expected credit losses and any applicable service fees) in the calculation of the discount rate at which Credco offers to purchase receivables as well as the margin it requires to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 26.

Credco funds, either directly or indirectly through its consolidated subsidiaries, cardmember receivables and loans of its American Express affiliates primarily in one or more of the following ways:

•	purchases, without recourse, of cardmember receivables and loans directly from issuers of American Express cards (card issuers);

•	purchase participation interests from American Express Receivables Financing Corporation V LLC (RFC V);

•	unsecured loans provided to affiliates, primarily American Express banking subsidiaries; and

•	loans provided to affiliates that are collateralized by the underlying cardmember receivables and loans transferred with recourse.

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

Credco generally purchases non-interest and interest-earning cardmember receivables at face amount less a specified discount, which is determined at the time of purchase based upon the nature of the receivables. The discount rate applicable to purchases of new receivables is negotiated to reflect changes in interest rates and the collectibility of the receivables. New groups of cardmember receivables are generally purchased net of reserve balances.

In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from RFC V, a wholly-owned subsidiary of TRS which receives an undivided, pro rata interest in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. TRS and its subsidiaries originate the receivables. AEIT is a special-purpose entity that is consolidated by RFC V.

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

TRS and its subsidiaries, as agents for Credco, originate the cardmember receivables and loans and establish credit standards for cardmembers on Credco’s behalf. In addition, TRS and its subsidiaries perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. The receivables agreements provide that, without prior written notice to Credco, the credit standards used to determine whether or not a card is to be issued to an applicant may not be materially reduced and the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

The amendments to the receivables agreements with the Banks have led to a material reduction of Credco’s purchases of cardmember receivables from the Banks. This reduction in volume has resulted in a reduction in Credco’s issuances in the debt capital markets and, in particular, its reliance on short-term borrowings. However, a decline in Credco’s debt issuances, all else being equal, should not have an adverse effect on Credco’s performance and could serve to strengthen Credco’s balance sheet metrics, as Credco’s level of debt declines and capital levels become a larger portion of financing support. This could be beneficial to Credco in the event the markets in which it traditionally borrows become stressed as to pricing, liquidity, or both, which occurred in the period from late 2007 through early 2009. The amended agreements could result in increased volatility in the volume of Credco’s purchases of receivables, and thus its operating metrics that are volume-driven, including net income. Other measures of profitability that Credco believes to be important to debt investors, such as the fixed charge coverage ratio and margins, are generally not materially impacted by a reduction in purchased receivables volume.

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

During any period in which Credco is not purchasing charge card receivables from the Banks, a higher proportion of its business will be made up of the purchase of both charge and credit card receivables from outside the United States and U.S. Corporate Card charge receivables than if it were purchasing receivables from the Banks. The credit quality of receivables from outside the United States has been generally comparable to that of U.S. receivables.

Current Economic Environment/Outlook

Credco’s results for 2011 continued to reflect strong spending growth and improved credit performance of the underlying cardmember receivables and loan portfolios at American Express. During the year, cardmember spending volumes grew both in the United States and internationally, and across all of American Express’ businesses, despite both a challenging economic environment and comparisons to relatively strong performance in the prior year.

The improving credit trends contributed to a reduction in write-offs and in overall loss reserve levels over the course of 2011 when compared to 2010. Reserve coverage ratios remain at appropriate levels.

Despite American Express’ continued momentum, competition remains extremely intense across all American Express’ businesses. In addition, the global economic environment remains uncertain. The current instability in Europe in particular, and concerns about sovereign defaults and creditworthiness and liquidity of the European banking systems, also could adversely affect global economic conditions, including potentially negatively affecting consumer and corporate confidence and spending, disrupting the debt capital markets and impacting foreign exchange rates.

Volume of Business

The following table shows substantially all cardmember receivables and cardmember loans purchased by Credco during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco as of the end of such years:

	123456	123456	123456	123456	123456	123456
(Billions)
	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,(a)			Gross Receivables and Loans Owned as of December 31,

Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
2011	$131	$40	$171	$ 10	$3	$ 13
2010	124	35	159	10	3	13
2009	86	32	118	7	3	10
2008	204	38	242	8	3	11
2007	262	31	293	24	3	27

(a)

In addition to the above activity, Credco also purchased new groups of cardmember receivables, resulting from participation interests purchased from affiliates, totaling $2.7 billion, $3.6 billion, $1.8 billion, $1.9 billion and $0.7 billion in 2011, 2010, 2009, 2008 and 2007, respectively.

The increase in volumes of receivables and loans purchased during 2011, when compared to 2010, is primarily due to the increase in purchases resulting from higher cardmember spending in 2011 compared to 2010.

Cardmember Receivables and Cardmember Loans

As of December 31, 2011 and 2010, Credco owned $12.8 billion and $12.4 billion, respectively, of gross cardmember receivables. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are CRC’s purchases of the participation interests from RFC V in conjunction with TRS’ securitization program. As of December 31, 2011 and 2010, CRC owned approximately $3.0 billion and $3.7 billion, respectively, of such participation interests.

Gross cardmember receivables owned as of December 31, 2011 increased approximately $434 million from December 31, 2010, primarily as a result of an increase in cardmember receivables purchased due to increased cardmember spending for the year ended December 31, 2011.

As of December 31, 2011 and 2010, Credco owned gross cardmember loans totaling $411 million and $380 million, respectively. These loans consist of certain interest-earning receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio for the years ended December 31:

	123456	123456	123456	123456

(Millions, except percentages)	2011	2010	2009	2008
Total gross cardmember receivables(a)	$12,807	$12,373	$9,893	$ 10,859
Loss reserves — cardmember receivables	$71	$112	$141	$204
Loss reserves as a % of receivables(a)(d)	0.6%	0.9%	1.4%	1.9%
Average life of cardmember receivables (# in days)(b)	30	29	29	33

U.S. Consumer and Small Business gross cardmember receivables(a)	$2,843	$3,497	$2,744	$ 2,444
30 days past due as a % of total	1.4%	1.2%	1.5%	2.6%
Average receivables	$3,499	$3,860	$1,899	$ 11,413
Write-offs, net of recoveries	$47	$54	$54	$ 1,047
Net write-off rate(a)(c)	1.3%	1.4%	2.9%	9.2%

International and Global Commercial gross cardmember receivables(d)	$9,964	$8,876	$7,149	$ 8,415
90 days past billing as a % of total(d)	0.8%	0.9%	1.5%	2.8%
Write-offs, net of recoveries(d)	$73	$115	$186	$146
Net loss ratio(d)(e)	0.03%	0.10%	0.20%	0.12%

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

(d)

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables in International Card Services and Global Commercial Services are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a significant impact on provisions for losses.

(e)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.

Prior to 2008, cardmember receivables were written off when 360 days past billing. The following table summarizes selected information related to the cardmember receivables portfolio for the year ended December 31, 2007:

(Millions, except percentages)	2007
Total cardmember receivables	$ 26,333
90 days past billing as a % of total	4.1%
Loss reserves	$ 831
Loss reserves as a % of receivables	3.2%
Write-offs, net of recoveries	$ 658
Net loss ratio	0.23%
Average life of cardmember receivables (# in days)	34

Reserves for Cardmember Receivables and Cardmember Loans

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

	123456	123456	123456	123456	123456

Years Ended December 31, (Millions)	2011	2010	2009	2008	2007
Reserve for losses:
Balance, January 1	$121	$160	$218	$841	$749
Additions:
Provisions for losses	80	128	214	641	842
Other credits(a)	23	36	12	46	14
Deductions:
Accounts written off, net(b)(c)	122	179	263	1,204	666
Other charges(d)	26	24	21	106	98

Balance, December 31	$76	$121	$160	$218	$841

Reserve for losses as a % of gross cardmember receivables and loans owned at December 31	0.6%	0.9%	1.5%	1.9%	3.2%

(a)

Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates. New groups of cardmember receivables and loans purchased totaled $2.7 billion, $3.6 billion, $1.8 billion, $1.9 billion and $0.7 billion in 2011, 2010, 2009, 2008 and 2007, respectively.

(b)

Includes recoveries on accounts previously written off of $102 million, $119 million, $75 million, $144 million and $175 million in 2011, 2010, 2009, 2008 and 2007, respectively. Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance. This write-off methodology was adopted by Credco to revise the time period in which past due International and Global Commercial cardmember receivables are written off to when they are 180 days past due or earlier. Previously, International and Global Commercial Services cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the year ended December 31, 2010 included net write-offs resulting from this write-off methodology change.

(c)

The net write-offs for 2008 include approximately $257 million resulting from the 180 days write-off methodology change for U.S. Consumer and Small Business cardmember receivables discussed previously. The net write-offs for 2010 include write-offs resulting from the 180 days write-off methodology change for International and Global Commercial Services cardmember receivables.

(d)

Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates. Cardmember receivables and participation interests sold to affiliates totaled $3.3 billion, $2.7 billion, $2.3 billion, $2.0 billion and $2.1 billion in 2011, 2010, 2009, 2008 and 2007, respectively.

Loans to Affiliates

Credco’s loans to affiliates represent fixed- and floating-rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS.

The components of loans to affiliates as of December 31 were as follows:

	123456	123456

(Millions)	2011	2010
TRS Subsidiaries:
American Express Australia Limited	$3,884	$ 3,935
American Express Services Europe Limited	2,849	2,698
Amex Bank of Canada	2,725	2,969
American Express Company	895	—
American Express Co. (Mexico) S.A. de C.V.	455	483
American Express Bank (Mexico) S.A.	355	383
American Express International, Inc.	274	519

Total(a)	$11,437	$ 10,987

(a)

As of December 31, 2011, Credco had $11.4 billion of outstanding loans to affiliates, of which approximately $7.5 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.9 billion were uncollateralized loans primarily with affiliated banks. As of December 31, 2010, Credco had $11.0 billion of outstanding loans to affiliates, of which approximately $7.6 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.4 billion were uncollateralized loans primarily with affiliated banks.

Due to/from Affiliates

As of both December 31, 2011 and 2010, amounts due to affiliates were $1.7 billion. As of December 31, 2011 and 2010, amounts due from affiliates were $5.7 billion and $4.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Components of short-term debt to affiliates as of December 31 were as follows:

	123456	123456

(Millions)	2011	2010
AE Exposure Management Ltd.	$2,477	$ 2,789
American Express Europe Limited	764	100
American Express Swiss Holdings	258	191
American Express Holdings (Netherlands) C.V.	225	295
National Express Company, Inc.	155	158
American Express Company	—	11
Other	156	237

Total	$4,035	$ 3,781

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Sources of Funds

Credco’s business is financed by borrowings consisting principally of issuances of U.S. and non-U.S. dollar term debt, borrowings under bank credit facilities in certain international markets, intercompany borrowings, and issuances of commercial paper, as well as cash provided through operations. Since September 2008, Credco’s reliance on commercial paper as a funding source has diminished considerably. This short-term source has not been replaced with other types of short-term debt as Credco’s funding needs have decreased due to the reduction of receivable purchases resulting from the amendment to the receivables agreements discussed previously. Credco has not issued asset-backed securities (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Capital Resources and Liquidity — Funding Strategy.”

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Year	Weighted-Average Effective Interest Rate
2011	2.86%
2010	2.39%
2009	2.15%
2008	3.95%
2007	5.26%

Refer to Notes 5 and 9 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

Foreign Operations

Refer to Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

As of December 31, 2011 and 2010, Credco had 23 and 21 employees, respectively.

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

Credco’s ability to obtain financing in the debt capital markets for unsecured term debt and asset securitization is dependent on investor demand. Notwithstanding Credco’s solid financial position, Credco is not immune from pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment have impacted financial services companies. Although the market for Credco’s unsecured term debt has improved, there is no assurance that the markets will be open in the future. For example, recent concerns regarding U.S. debt and budget matters and the sovereign debt crisis in Europe have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and/or a further downgrade of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect Credco’s ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. The impact of the sovereign debt crisis in Europe on financial institutions in Europe and globally could also have an adverse impact on the capital markets generally. Credco also would have less flexibility in accessing the commercial paper market as a short-term funding vehicle in the event of a downgrading in its short-term debt rating and volatility in the commercial paper market generally.

In the event that current sources of liquidity, including internal sources, do not satisfy Credco’s needs, it could be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, new regulatory restrictions and requirements, Credco’s debt credit ratings (which were downgraded in April 2009 by two of the major rating agencies) and credit capacity, as well as the possibility that lenders could develop a negative perception of Credco’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreases due to an economic downturn or due to perceived operational risk. Similarly, Credco’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against Credco.

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

Difficult conditions in the global capital markets and the economy generally may materially and adversely affect Credco’s business and results of operations.

Credco’s results of operations are materially affected by conditions in the global capital markets and the economy in general, both in the United States and elsewhere around the world.

Ongoing concerns over the availability and cost of credit, the mortgage and real estate markets, elevated levels of unemployment and geopolitical issues continue to impact global economies and markets. In addition, the impact of the perceived creditworthiness of the U.S. government and the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations could adversely affect the U.S. and global financial markets and economic conditions. This environment and the uncertain expectations for an economic recovery have had, and may continue to have, an adverse effect on Credco, in part because it is very dependent upon consumer and business behavior. A prolonged period of slow economic growth or a deterioration in economic conditions could change customer behaviors further. Credco’s revenue growth is likely to decline in such circumstances and, in certain instances, revenues may decrease, and its profit margins could erode. In addition, in the event of extreme prolonged market adversity, such as the global credit crisis and economic slowdown, Credco could incur significant losses.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, Credco’s profitability. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending is likely to materially and adversely affect Credco’s business, results of operations and financial condition. Furthermore, the factors discussed above may cause Credco’s earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.

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

Any downgrade in Credco’s credit ratings could increase the cost of its funding from and restrict Credco’s access to the capital markets and have a material adverse effect on Credco’s results of operations and financial condition.

Although Credco’s long-term debt is currently rated investment grade by the major rating agencies, the ratings of its debt were downgraded during the second quarter of 2009 by Moody’s Investors Services (Moody’s) and Standard & Poors (S&P). The rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength, as well as factors not entirely within Credco’s control, including conditions affecting the financial services industry generally and the wider state of the economy. There can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding and increase Credco’s cost of capital.

Credco cannot predict what actions rating agencies may take. As with other companies in the financial services industry, Credco’s ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations, foreign exchange controls and continued concerns regarding the European debt crisis could decrease revenue Credco receives from its international operations.

During 2011, over 56 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and some of the revenue it generates outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in Credco’s net income. Furthermore, Credco may become subject to exchange control regulations that might restrict or prohibit the conversion of Credco’s other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues Credco receives from its international operations and have a material adverse effect on Credco’s business.

Concerns persist regarding the ability of certain European countries to continue to service their sovereign debt obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns may cause the value of the euro to fluctuate more widely than in the past and could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. If there is a significant devaluation of the euro and Credco is unable to hedge its foreign exchange exposure to the euro, the value of its euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in Credco’s financial statements. The re-introduction of individual currencies would require the card issuers to reconfigure their billing and other systems to reflect individual currencies in place of the euro. Implementing such changes could be costly and failures in the currency reconfiguration could cause disruptions in Credco’s normal business operations. In addition, foreign currency derivative instruments to hedge Credco’s market exposure to re-introduced currencies may not be immediately available or may not be available on terms that are acceptable to us.

The potential developments regarding Europe and the euro, or market perceptions concerning these and related issues, could continue to have an adverse impact on consumer and business behavior in Europe and globally, which could have a material adverse effect on Credco’s business, financial condition and results of operations. As discussed above, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally.

The risk management policies and procedures of Credco and the card issuers may not be effective.

Credco’s risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk and reputational risk. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Although Credco and the card issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, Credco’s risk management techniques and hedging strategies may not be fully effective. In addition, as regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses or reputational harm that could materially adversely affect us.

Credco must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies, the rate of bankruptcies, and other credit trends that can affect spending on card products, debt payments by individual and corporate customers and businesses that accept American Express card products.

Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Credco’s ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Although delinquencies and charge-offs declined significantly in 2011, we believe we are experiencing historical lows in these rates and they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect Credco’s profitability and may increase Credco’s cost of funds. In addition, Credco’s ability to recover amounts due on receivables that it has previously written off may be adversely affected.

Although Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete. Although Credco regularly reviews its and the card issuers’ credit exposure to specific clients and counterparties and to specific industries, countries and regions that Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credco and the card issuers may also fail to receive full information with respect to the credit risks of customers. Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions or otherwise, could require us to increase our provision for losses and could have a material adverse effect on our results of operations and financial condition.

Credco must also effectively manage the market risk to which it is exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables. Credco is primarily exposed to market risk from the impact of interest rate movements on its borrowings and interest-earning assets. If the rate of interest Credco pays on its borrowings increases, this will lead to Credco increasing the discount rate at which it offers to purchase receivables in order to achieve the minimum required 1.25 fixed charge coverage ratio. To the extent this increased price is not acceptable to the seller, the amount of receivables purchased may decline, which would result in a lower net income to Credco.

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

Finally, Credco must also manage the operational risks to which it is exposed. Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error, or the external environment (i.e., such as natural disasters), including losses due to failure to comply with laws and regulations. Operational risks include the risk that Credco may not comply with specific regulatory or legal requirements, exposing Credco to fines and/or penalties and possibly brand damage; employee error or intentional misconduct that results in a material financial misstatement; a failure to monitor an outsource partner’s compliance with a service level agreement; or a failure to adequately monitor and control access to data in our systems we grant to third-party service providers.

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

Credco and its subsidiaries are dependent on the card issuers that generate receivables. Credco and its subsidiaries are parties to receivables purchase agreements with the card issuers. These receivables agreements generally require that non-interest and interest-earning receivables be purchased at discount rates that are negotiated and determined at the time of purchase based upon the nature of the receivables. Credco and its subsidiaries are dependent upon these contractual arrangements. Lower levels of cardmember receivables and loans generated by the card issuers from which Credco and its subsidiaries purchase receivables would result in a reduction in the level of finance operations and a reduction in the revenues and net income of Credco and its subsidiaries.

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

The CARD Act required American Express to make fundamental changes to many of American Express’ business practices, including marketing, underwriting, pricing and billing. Among other things, the CARD Act prohibits an issuer from increasing the annual percentage rate (APR) on outstanding balances (with limited exceptions), requires additional account disclosures, provides consumers with the right to opt out of significant changes to account terms, and restricts penalty fees and charges that may be imposed by an issuer.

In addition, the CARD Act requires issuers to periodically reevaluate APR increases to determine if a decrease is appropriate. The obligation to periodically reevaluate APR increases commenced in February 2011 and is ongoing, and it is uncertain how these provisions will be interpreted by the Consumer Financial Protection Bureau.

American Express has made changes to Card product terms and practices that are designed to comply with, and mitigate the impact of, the changes required by the CARD Act; however, there is no assurance that such changes will continue to be successful. The long-term impact of the CARD Act on American Express’ business practices and revenues will depend upon a number of factors, including its ability to successfully implement its business strategies, consumer behavior and the actions of American Express’ competitors, which are difficult to predict at this time. In the event the CARD Act constrains American Express’ ability to respond to economic, market and other conditions, it could have a material adverse effect on American Express’ results of operations. This, in turn, may also directly impact Credco’s results of operations.

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

The Dodd-Frank Reform Act has resulted in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the Consumer Financial Protection Bureau (CFPB) within the Federal Reserve. The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and enforce those laws against and examine large financial institutions like American Express, Centurion Bank and American Express Bank FSB for compliance. It is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Following a review by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (DFI) of Centurion Bank’s card practices for compliance with certain consumer protection laws and regulations, and the FDIC’s providing the CFPB with information the FDIC considered relevant and obtained by it in the course of its review, the FDIC notified Centurion Bank that it plans to take formal enforcement action against it, and it appears likely the CFPB and the DFI will take some type of action against Centurion Bank as well. Changes by Centurion Bank to its card practices in response to regulatory concerns and enforcement or other action by the FDIC, the CFPB or the DFI, which may include civil money penalties and require additional refund obligations to cardmembers, could adversely affect American Express’ operations and results.

Depending on how the CFPB functions and its areas of focus, it could have a material adverse impact on American Express’ businesses. In addition to increasing card issuers’ compliance costs and potentially delaying American Express’ ability to respond to marketplace changes, this could result in requirements to alter American Express’ products and services that would make its products less attractive to consumers and impair its ability to offer them profitably. The impact this new regulatory regime will have on American Express’ business is uncertain at this time.

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

Ongoing legal proceedings regarding American Express Company’s non-discrimination policies could require changes to those policies that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to American Express’ global reputation and brand.

The U.S. Department of Justice (DOJ), along with certain states attorneys general have brought an action against American Express, MasterCard International Incorporated (MasterCard) and Visa, Inc. (Visa), alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (T&E) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, the plaintiffs and Visa and MasterCard announced they had reached an agreement settling the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment.

An adverse outcome in any of these proceedings against American Express could materially and adversely impact the profitability of American Express, require it to change its policies in a way that could expose American Express’ card products to steering or other forms of discrimination at the point of sale, threaten the imposition of substantial monetary damages and/or damage American Express’ global reputation and brand. Even if American Express were not required to change its policies, changes in policies agreed to by Visa and MasterCard pursuant to their settlement agreement with the DOJ and state attorneys general, or other changes to their policies or practices as a result of the proceedings brought by merchants against them, could subject American Express to market pressures that force it to make certain changes to its own policies and practices, which could materially and adversely impact American Express’ profitability and affect Credco’s business of funding American Express card receivables and revolving loans.

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

•

the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of cardmember receivables and loans, and operational risk;

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

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•

Credco’s results of operations being adversely impacted by various proposals to reform the taxation of income earned by U.S. companies’ international business operations and by other legislative action or inaction, including the potential failure of the United States Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Credco neither owns nor leases any material physical properties.

Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Credco or its subsidiaries is a party or of which any of their property is the subject. Credco knows of no such proceedings being contemplated by government authorities.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Express, through its wholly-owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco’s common stock.

Credco paid cash dividends of $865 million and $260 million to TRS in 2011 and 2010, respectively. For information about limitations on Credco’s ability to pay dividends, refer to Note 6 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the years ended December 31:

	123456	123456	123456	123456	123456

(Millions)	2011	2010	2009	2008	2007
Income Statement Data
Revenues	$984	$980	$1,215	$3,230	$ 3,854
Provisions for losses, net of recoveries	80	128	214	641	842
Interest expense (including to affiliates)	707	598	629	1,618	2,046
Income tax (benefit) provision	(48)	(24)	8	132	60
Net income	397	348	362	864	725
Balance Sheet Data
Cash and cash equivalents	$480	$988	$304	$8,855	$ 2,925
Gross cardmember receivables	12,807	12,373	9,893	10,859	26,233
Reserves for losses, cardmember receivables	71	112	141	204	831
Gross cardmember loans	411	380	474	498	403
Reserves for losses, cardmember loans	5	9	19	14	10
Loans to affiliates	11,437	10,987	10,127	11,726	11,201
Investment securities	—	—	2,039	3,084	3,044
Total assets	31,141	29,221	29,016	39,265	45,843
Short-term debt (including due to affiliates)	4,669	4,426	4,910	15,684	19,775
Long-term debt	21,164	18,983	19,478	20,010	22,283
Shareholder’s equity	3,131	3,563	3,381	3,033	3,444
Cash dividends	865	260	400	580	750

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

Refer to Note 1 to the Consolidated Financial Statements for a summary of Credco’s significant accounting policies referenced, as applicable, to other financial statement footnotes. Certain of Credco’s accounting policies that require significant management assumptions and judgments are set forth below.

RESERVES FOR CARDMEMBER LOSSES

Reserves for cardmember losses represent management’s best estimate of losses inherent in Credco’s outstanding portfolio of cardmember loans and receivables as of the balance sheet date.

In estimating losses management uses statistical models that take into account several factors, including loss migration rates, historical losses and recoveries, portfolio specific risk indicators, current risk management initiatives and concentration of credit risk. In establishing the reserves, management also considers other external environmental factors such as leading economic and market indicators such as unemployment rates, home prices and Gross Domestic Product.

The process of determining the reserve for cardmember losses requires a high degree of judgment. To the extent historical credit experience updated for external environmental trends is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses.

As of December 31, 2011, an increase (decrease) in write-offs equivalent to 20 basis points of cardmember loans and receivables balances at such date would increase (decrease) the provision for cardmember losses by approximately $26 million. This sensitivity analysis does not represent management’s expectations for write-offs but is provided as a hypothetical scenario to assess the sensitivity of the provision for cardmember losses.

FAIR VALUE MEASUREMENT

Credco holds derivative instruments that are carried at fair value on the Consolidated Balance Sheets. Management makes assumptions and judgments when estimating the fair values of these financial instruments. Credco’s primary derivative instruments are interest rate swaps, foreign currency forward agreements and cross-currency swaps.

In accordance with fair value measurement and disclosure guidance, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The disclosure guidance establishes a three-level hierarchy of inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3). Credco does not have any Level 3 assets. Refer to Note 2 in the Consolidated Financial Statements.

The fair value of Credco’s derivative instruments is estimated by using either a third-party valuation service that uses proprietary pricing models, or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. Credco reaffirms its understanding of the valuation techniques used by its pricing services at least annually.

To mitigate derivative instrument credit risk, counterparties are required to be pre-approved and rated as investment grade. In addition, Credco manages certain counterparty credit risks by exchanging collateral under executed credit support agreements. Based on the assessment of credit risk of Credco’s derivative counterparties, Credco does not have derivative positions that warrant credit valuation adjustments.

In the measurement of fair value for Credco’s derivative instruments, although the underlying inputs used in the pricing models are readily observable from actively quoted markets, the pricing models do entail a certain amount of subjectivity and, therefore, differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

INCOME TAXES

As a member of the consolidated federal income tax return of American Express, Credco is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which Credco operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. In establishing a provision for income tax expense, Credco must make judgments about the application of inherently complex tax laws.

Unrecognized Tax Benefits

Credco establishes a liability for unrecognized tax benefits, which are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements.

In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether, and the extent to which, a tax position should be sustained. A tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority based on its technical merits. The amount of tax benefit recognized is the largest benefit that management believes is more likely than not to be realized on ultimate settlement. As new information becomes available, Credco evaluates its tax positions, and adjusts its unrecognized tax benefits, as appropriate.

Tax benefits ultimately realized can differ from amounts previously recognized due to uncertainties, with any such differences generally impacting the provision for income tax expense.

Deferred Tax Asset Realization

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse.

Since deferred taxes measure the future tax effects of items recognized in the Consolidated Financial Statements, certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. These assessments are performed quarterly, taking into account any new information.

Changes in facts or circumstances can lead to changes in the ultimate realization of deferred tax assets due to uncertainties.

Consolidated Capital Resources and Liquidity

Credco’s balance sheet management objectives are to maintain:

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•

Liquidity programs that enable Credco to continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event it is unable to continue to raise new funds under its traditional funding programs.

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

Credco’s funding strategy for 2012 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $1.6 billion of unsecured long-term debt that will mature during the next 12 months.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, including Moody’s, S&P, Fitch Ratings (Fitch) and Dominion Bond Rating Service (DBRS). Such ratings help to support Credco’s access to cost-effective unsecured funding as part of its overall financing programs.

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	BBB+	Stable

Downgrades in Credco’s unsecured debt ratings could result in higher funding costs, as well as higher fees related to borrowings under its unused lines of credit. Declines in credit ratings could also reduce Credco’s borrowing capacity in the unsecured debt and commercial paper markets. The overall level of the funding provided by Credco to other American Express affiliates, is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing. Downgrades to certain of Credco’s unsecured debt ratings in the last several years have not materially impacted Credco’s borrowing costs or resulted in a reduction in its borrowing capacity.

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. Credco’s commercial paper outstandings were stable throughout 2011. As of both December 31, 2011 and 2010, Credco had $0.6 billion of commercial paper outstanding. The average commercial paper outstanding was $0.6 billion and $0.9 billion for the years ended December 31, 2011 and 2010, respectively.

Credco’s total back-up liquidity coverage, which includes its undrawn committed bank facilities, was 62 percent and over 100 percent of net short-term borrowings, including short-term debt to affiliates, as of December 31, 2011 and 2010, respectively. The undrawn committed bank credit facilities were $2.9 billion and $5.7 billion as of December 31, 2011 and 2010, respectively.

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

The following table presents selected statistics regarding Credco’s commercial paper balances outstanding as of:

	123456	123456	123456	123456

(Billions)

Period	Ending	Average(a)	Minimum	Maximum
Q4’11	$0.6	$0.5	$0.3	$ 0.8
Q3’11	0.8	0.7	0.4	0.9
Q2’11	0.7	0.7	0.5	0.8
Q1’11	0.8	0.7	0.4	0.9

Q4’10	0.6	0.8	0.5	1.0
Q3’10	0.9	1.0	0.8	1.2
Q2’10	1.4	0.9	0.8	1.4
Q1’10	0.9	0.8	0.6	1.0

Q4’09	1.0	0.8	0.6	1.1
Q3’09	1.1	1.1	0.9	1.3
Q2’09	1.4	1.5	1.2	2.0
Q1’09	1.8	3.7	1.4	7.4

(a)	Based on monthly averaging.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of December 31:

	123456	123456

(Billions)	2011	2010
Long-term debt outstanding	$21.2	$ 19.0
Average long-term debt	$19.5	$ 19.0

Refer to Note 5 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.

Credco has the ability to issue debt securities under shelf registrations filed with SEC. The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. As of December 31, 2011 and 2010, Credco had $12.3 billion and $10.5 billion of debt securities outstanding, respectively, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in January 2012 and was subsequently renewed in February 2012. It allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During 2011, no notes were issued under this program. As of December 31, 2011 and 2010, $1.7 billion and $2.6 billion, respectively, were outstanding under this program, of which $1.7 billion and $2.1 billion, respectively, were issued by Credco.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.1 billion. During 2011, no notes were issued under this program. As of December 31, 2011 and 2010, approximately $6.1 billion and $5.6 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil and $456 million, respectively.

As of December 31, 2011, one of Credco’s wholly-owned subsidiaries maintained a shelf registration in Canada for a medium-term note program providing for the issuance, when necessary of up to approximately $3.4 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. As of December 31, 2011 and 2010, AECCC had $2.2 billion and $1.8 billion, respectively, outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

Credco’s 2011 issuances were as follows:

(Billions)	Amount
American Express Credit Corporation:
Fixed Rate Senior Notes (2.8 percent coupon)	$ 2.3
Floating Rate Senior Note (3-month LIBOR plus 85 basis points)	0.6
American Express Canada Credit Corporation
Fixed Rate Senior Notes (3.6 percent coupon)	0.6
Floating Rate Senior Note (1-month CDOR plus 105 basis points)(a)	0.3

Total	$ 3.8

(a)	Canadian Dealer Offered Rate.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of December 31, 2011, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During 2011 and 2010, Credco paid $865 million and $260 million, respectively, of cash dividends to TRS. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that American Express and its subsidiaries, including Credco, can continuously meet their business requirements and expected future financing obligations for at least a 12-month period, even in the event they are unable to raise new funds under their regular funding programs.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of December 31, 2011, Credco had $1.6 billion of unsecured long-term debt that will mature within 12 months.

As of December 31, 2011, Credco had cash and cash equivalents of approximately $480 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs will be dependent on the amount of its cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained the following committed syndicated bank credit facilities as of December 31, 2011:

	123456	123456	123456

(Billions)	American Express	Credco	Total
Committed	$0.8	$6.7	$7.5	(a)
Outstanding	$—	$4.6	$4.6

(a)	Credco has the right to borrow a maximum amount of $7.5 billion with a commensurate maximum $0.8 billion reduction in the amount available to American Express.

Credco’s remaining committed bank credit facilities expire as follows:

(Billions)
2012	$ 2.9
2014	2.0
2016	2.6

Total	$ 7.5

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	123456	123456

	Credco	American Express
2011	1.49	3.89
2010	1.54	3.39
2009	1.59	2.22

Committed bank credit facilities do not contain material adverse change clauses that might otherwise preclude borrowing under the credit facilities. The facilities may not be terminated should there be a change in Credco’s credit rating.

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

Credco’s consolidated net income increased $49 million or 14 percent to $397 million for the year ended December 31, 2011, as compared to $348 million for the year ended December 31, 2010. The year-over-year increase is due principally to lower provision for losses, higher benefit in other, net expenses and income tax benefit, partially offset mainly by higher interest expense.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts as of December 31:

	123456	123456

(Millions)	2011	2010
Discount revenue earned on purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$32	$ 254
Discount rates	(40)	(463)

Total	$(8)	$ (209)

Interest income from affiliates:
Average loans to affiliates	$47	$ (29)
Interest rates	(8)	63

Total	$39	$ 34

Interest income from investments:
Average investments outstanding	$(26)	$ (67)
Interest rates	—	16

Total	$(26)	$ (51)

Finance revenue:
Average cardmember loans outstanding	$(5)	$ (3)
Interest rates	4	(6)

Total	$(1)	$ (9)

Interest expense:
Average debt outstanding	$6	$ (19)
Interest rates	107	13

Total	$113	$ (6)

Interest expense to affiliates:
Average debt outstanding	$(2)	$ (17)
Interest rates	(2)	(8)

Total	$(4)	$ (25)

Discount revenue earned on purchased cardmember receivables and loans

Discount revenue decreased $8 million or 2 percent to $435 million for 2011, as compared to $443 million in 2010, due to a decrease in discount rates, partially offset by an increase in the volume of cardmember receivables purchased. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of 3 basis points to 0.25 percent in 2011 from 0.28 percent in 2010. Volume of cardmember receivables and loans purchased in 2011 increased 8 percent to $171 billion in 2011 from $159 billion in 2010, primarily due to increased cardmember spending.

Interest income from affiliates

Interest income from affiliates increased $39 million or 8 percent to $505 million in 2011, as compared to $466 million in 2010. The average loan balances with affiliates were $11.2 billion and $10.2 billion for the years ended December 31, 2011 and 2010, respectively. The annual interest rate charged to affiliates decreased 7 basis points to 4.51 percent for 2011 from 4.58 percent for 2010.

Interest income from investments

Interest income from investments decreased $26 million or 81 percent to $6 million for 2011, as compared to $32 million for 2010. The decrease was driven by the maturity of the available-for-sale securities in 2010 and the decrease in interest rates. The average investment balance, including time deposits, was $0.3 billion and $1.8 billion for the years ended December 31, 2011 and 2010, respectively. The effective annual interest rate on investments decreased 12 basis points to 1.69 percent for 2011 from 1.81 percent for 2010.

Finance revenue

Finance revenue decreased $1 million or 3 percent to $38 million during 2011 as compared to $39 million for 2010. The year-over-year decrease was driven by a decrease in average loan balance, partially offset by an increase in average interest rates.

Provisions for losses

The provisions for losses decreased $48 million or 38 percent to $80 million for 2011, as compared to $128 million for 2010. The decrease was primarily driven by a change in accounting estimate for certain charge card products and overall improved credit metrics across all portfolios.

Interest expense

Interest expense increased $113 million or 19 percent to $695 million for 2011 as compared to $582 million for 2010, due to an increase in the effective annual interest rates on long-term debt and by forward points gain of $43 million, which was recorded in interest expense for the first six months in 2010. Effective in the third quarter of 2010, forward points gain is recorded in other, net expenses.

Interest expense to affiliates

Interest expense to affiliates decreased $4 million or 25 percent to $12 million for 2011, as compared to $16 million for 2010, due to a decrease in both average debt outstanding and interest rates. The effective annual interest rate on average debt due to affiliates as of December 31, 2011 decreased 5 basis points to 0.27 percent in 2011 from 0.32 percent in 2010. In addition, average debt outstanding to affiliates decreased by 12 percent to $4.5 billion for 2011 from $5.1 billion for 2010.

Other, net expenses

The benefit recorded in other, net expenses increased $81 million to a benefit of $152 million in 2011 from a benefit of $71 million in 2010. The increase was primarily due to the reclassification of the forward points gain, which was recorded in interest expense for the first six months of 2010. The other, net expenses in 2011 includes an additional impact of forward points gain of $85 million as well as an additional favorable impact related to hedge ineffectiveness gain of $7 million, as compared to a gain of $10 million in 2010 as a result of recoveries from the investment in the Reserve Primary Fund.

Service fees to affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $127 million and $120 million for the years ended December 31, 2011 and 2010, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Income taxes

Credco’s effective tax rate for the years ended December 31, 2011 and 2010 was (13.8) percent and (7.4) percent, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income. Credco’s effective tax rate reflects the favorable impact of the tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on the continued extension by Congress of a provision of the United States Internal Revenue Code. Refer to “Forward-Looking Statements” for further discussion of this provision.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board’s Audit and Risk Committee approved American Express Enterprise-wide Risk Management Policy (Policy), which defines risk management objectives, risk appetite, risk limits and escalation triggers, and establishes the internal governance structure for managing risk. The Policy focuses on the risks that are most important to American Express and Credco – credit risk, operational risk, market risk and reputational risk. The Audit and Risk Committee of the American Express Board also approves the risk policies governing the areas of individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, asset/liability management and capital management, as well as the policy governing the launch of new products and services. Internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer, and the Asset-Liability Committee (ALCO), chaired by the American Express Chief Financial Officer, are responsible for implementing policies for managing these risks across American Express, including Credco.

Credit Risk Management Process

Credit risk is defined as the risk of loss due to obligor or counterparty default or changes in the credit quality of a security. TRS manages the overall credit risk exposure associated with the cardmember receivables and loans purchased by Credco. Credco is exposed to credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse, as well as through its participation interests in cardmember receivables. Since Credco’s portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations, and social segments, its risk is reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in cardmember receivables and cardmember loans.

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

General principles and the overall framework for managing market risk across American Express and its subsidiaries, including Credco, are defined in the Market Risk and Asset Liability Management Policies, which are the responsibility of the ALCO. Market risk limits and escalation triggers within those policies are approved by the ALCO and by the ERMC. Market risk is centrally monitored for compliance with policy and limits by the Market Risk Committee, which reports into the ALCO and is chaired by the Chief Market Risk Officer of American Express. Market risk management is also guided by policies covering the use of derivative financial instruments, funding and liquidity and investments.

Derivative financial instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of American Express’ market risk management. Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 7 to Credco’s Consolidated Financial Statements.

Interest rate risk arises through the funding of cardmember receivables and fixed-rate cardmember loans purchased with variable-rate borrowings. Interest rate exposure within Credco’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to effectively convert fixed-rate debt to variable-rate or to convert variable-rate debt to fixed-rate. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Credco regularly reviews its interest rate exposure profile and may modify it. Interest rate derivatives, primarily interest rate swaps, with notional amounts of approximately $12 billion and $10 billion were outstanding as of December 31, 2011 and 2010, respectively. These derivatives generally qualify for hedge accounting. A portion of the interest rate derivatives outstanding as of December 31, 2011 extends to 2015.

Given the nature of Credco’s business model, where Credco includes its costs of funding in the calculation of the discount at which Credco offers to purchase receivables, and where such discount is determined to maintain Credco’s required minimum fixed charge coverage ratio of 1.25, there would be minimal detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates.

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

As of December 31, 2011 and 2010, foreign currency hedge instruments with total notional amounts of approximately $9 billion and $7 billion, respectively, were outstanding. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity generally do.

With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2011.

Funding and Liquidity Risk Management Process

Liquidity risk is defined as the inability of Credco to meet its ongoing financial and business obligations as they become due at a reasonable cost. General principles and the overall framework for managing liquidity risk across American Express are defined in the Liquidity Risk Policy, approved by the ALCO and the Audit and Risk Committee of the American Express Board. Liquidity risk is centrally managed by the Funding and Liquidity Committee, which reports into the ALCO. Credco balances the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. American Express has developed a liquidity plan that enables it to meet its daily cash obligations when access to both unsecured and secured funds in the debt capital markets is impaired or unavailable. This plan is designed to ensure that Credco and all of its main operating entities could continuously meet their maturing funding obligations for a 12-month period if access to all capital markets is interrupted.

Liquidity risk is managed both at an aggregate American Express level and at the major legal entities, including Credco, in order to ensure that sufficient funding and liquidity resources are available in the amount and in the location needed in a stress event. The Funding and Liquidity Committee reviews the forecasts of American Express aggregate and Credco cash positions and financing requirements and approves the funding plans designed to satisfy those requirements under normal conditions, establishes guidelines to identify the amount of liquidity resources required, and monitors positions and determines any actions to be taken. Liquidity planning also takes into account operating cash flexibilities.

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

In order to appropriately measure and manage operational risk, American Express has developed a comprehensive operational risk model. This model requires the assessment of operational risk events (i.e., what occurred or could have occurred) to determine root causes, (i.e., why did it occur or could have occurred), impacts and accountability for risk mitigation. Any impacts are assessed from a financial, brand, regulatory and legal perspective. The operational risk model also assesses the frequency and likelihood that events may occur again so that the appropriate mitigation steps may be taken.

The operational risk framework also includes the entity risk self-assessment, in which senior leaders identify key operational risks in a business unit or support group and determine preparedness to respond should these risks occur. Top risks are tracked to ensure that the appropriate monitoring or mitigation is in place. The day-to-day management of operational risk lies with Credco.

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

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2011. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2011, Credco’s internal control over financial reporting is effective.

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

The Audit and Risk Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2011.

Each year the Audit and Risk Committee reviews the accountants’ qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Risk Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2004, resulting in the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2005.

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $672,260 and $678,032 for the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2011 or 2010.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2011 or 2010.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2011 or 2010.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm are subject to the specific pre-approval of the Audit and Risk Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by such Audit and Risk Committee in accordance with pre-approval procedures established by such Committee. All such services provided by

Credco’s independent registered public accounting firm have been pre-approved in accordance with these procedures. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit and Risk Committee of American Express prior to the beginning of any services.

Other Transactions with PricewaterhouseCoopers

American Express has a number of business relationships with individual member firms of the worldwide PricewaterhouseCoopers organization. American Express subsidiaries provide card and travel services to some of these firms and these firms pay fees to American Express subsidiaries. These services are in the normal course of business and American Express provides them pursuant to arrangements that American Express offers to other similar clients.

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

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: March 15, 2012	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2012	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: March 15, 2012	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Vice President and Chief Accounting Officer

Date: March 15, 2012	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date: March 15, 2012	By	/s/ Peter C. Sisti
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Note 9 to the consolidated financial statements, the Company has entered into significant related party transactions with its affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2012

CONSOLIDATED STATEMENTS OF INCOME

AMERICAN EXPRESS CREDIT CORPORATION

	123456	123456	123456

Years Ended December 31, (Millions)	2011	2010	2009
Revenues

Discount revenue earned from purchased cardmember receivables and loans	$435	$443	$ 652
Interest income from affiliates	505	466	432
Interest income from investments	6	32	83
Finance revenue	38	39	48

Total revenues	984	980	1,215

Expenses

Provisions for losses	80	128	214
Interest expense	695	582	588
Interest expense to affiliates	12	16	41
Service fees to affiliates	—	1	1
Other, net	(152)	(71)	1

Total expenses	635	656	845

Pretax income	349	324	370
Income tax (benefit) provision	(48)	(24)	8

Net income	$397	$348	$ 362

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

AMERICAN EXPRESS CREDIT CORPORATION

	$31,141	$31,141

December 31, (Millions, except share data)	2011	2010
Assets

Cash and cash equivalents	$480	$ 988
Cardmember receivables, less reserves: 2011, $71; 2010, $112	12,736	12,261
Cardmember loans, less reserves: 2011, $5; 2010, $9	406	371
Loans to affiliates	11,437	10,987
Deferred charges and other assets	393	627
Due from affiliates	5,689	3,987

Total assets	$31,141	$ 29,221

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$634	$ 645
Short-term debt to affiliates	4,035	3,781
Long-term debt	21,164	18,983

Total debt	25,833	23,409
Due to affiliates	1,702	1,742
Accrued interest and other liabilities	475	507

Total liabilities	$28,010	$ 25,658

Shareholder’s Equity

Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	162	162
Retained earnings	3,028	3,496
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized derivatives losses, net of tax: 2011, $—; 2010, $—	(1)	—
Foreign currency translation adjustments, net of tax: 2011, $3; 2010, $49	(58)	(95)

Total accumulated other comprehensive loss	(59)	(95)

Total shareholder’s equity	3,131	3,563

Total liabilities and shareholder’s equity	$31,141	$ 29,221

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMERICAN EXPRESS CREDIT CORPORATION

	123456	123456	123456

Years Ended December 31, (Millions)	2011	2010	2009
Cash Flows from Operating Activities
Net income	$397	$348	$ 362
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	80	128	214
Amortization and other	3	29	26
Deferred taxes	(35)	39	17
Changes in operating assets and liabilities:
Due from affiliates, net	73	61	174
Other operating assets and liabilities	471	300	78

Net cash provided by operating activities	989	905	871

Cash Flows from Investing Activities
Net (increase) decrease in cardmember receivables and loans	(600)	(2,774)	775
Maturity of investments	—	2,000	1,000
Net (increase) decrease in loans to affiliates	(500)	(194)	3,038
Net (increase) decrease in due from affiliates	(1,871)	2,709	(1,438)

Net cash (used in) provided by investing activities	(2,971)	1,741	3,375

Cash Flows from Financing Activities
Net decrease in short-term debt	(9)	(371)	(6,350)
Net increase (decrease) in short-term debt to affiliates	255	(127)	(4,424)
Issuance of long-term debt	8,523	2,396	3,697
Principal payments on long-term debt	(6,436)	(3,610)	(5,322)
Dividends paid	(865)	(260)	(400)

Net cash provided by (used in) financing activities	1,468	(1,972)	(12,799)

Effect on exchange rate changes on cash and cash equivalents	6	10	2

Net (decrease) increase in cash and cash equivalents	(508)	684	(8,551)
Cash and cash equivalents at beginning of year	988	304	8,855

Cash and cash equivalents at end of year	$480	$988	$ 304

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

AMERICAN EXPRESS CREDIT CORPORATION

	123456	123456	123456	123456	123456

Three Years Ended December 31, 2011 (Millions)	Total	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
Balances as of December 31, 2008	$3,033	$—	$162	$(575)	$ 3,446

Comprehensive income:
Net income	362				362
Change in net unrealized securities gains	(14)			(14)
Change in net unrealized derivatives losses	32			32
Foreign currency translation adjustments	368			368

Total comprehensive income	748
Cash dividends paid	(400)				(400)

Balances as of December 31, 2009	3,381	—	162	(189)	3,408

Comprehensive income:
Net income	348				348
Change in net unrealized securities gains	(14)			(14)
Change in net unrealized derivatives losses	3			3
Foreign currency translation adjustments	105			105

Total comprehensive income	442
Cash dividends paid	(260)				(260)

Balances as of December 31, 2010	3,563	—	162	(95)	3,496

Comprehensive income:
Net income	397				397
Change in net unrealized derivatives losses	(1)			(1)
Foreign currency translation adjustments	37			37

Total comprehensive income	433
Cash dividends paid	(865)				(865)

Balances as of December 31, 2011	$3,131	$—	$162	$(59)	$ 3,028

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

American Express Credit Corporation (Credco), together with its subsidiaries, is a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly-owned subsidiary of American Express Company (American Express). American Express charge cards and American Express credit cards are collectively referred to herein as the card.

Credco is engaged in the business of financing non-interest-earning cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-bearing and discounted revolving loans generated by cardmember spending on American Express credit cards issued in non-U.S. markets, although interest-bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis; however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties.

American Express provides Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio.

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

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive (loss) income (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the United States where the functional currency is the U.S. dollar, are reported net in Credco’s Consolidated Statements of Income, in interest expense or other, net expense, depending on the nature of the activity. Net foreign currency transaction gains amounted to approximately $137 million, $93 million and $34 million in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

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

Interest Income from Affiliates

Interest income from affiliates is earned on interest-bearing loans made by Credco to affiliates. Interest income is accrued primarily using the average daily balance method on loans owned and is recognized based on the outstanding loan principal amount and interest rates specified in the agreements until the outstanding loan balance is paid.

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

Interest Expense

Interest expense includes interest incurred primarily to fund cardmember receivables and loans, general corporate purposes, and liquidity needs, and is recognized as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from banks, interest-earning bank balances, and other highly liquid investments with original maturities of 90 days or less.

Other Significant Accounting Policies

The following table identifies Credco’s other significant accounting policies, along with the Note and page where a detailed description of each policy can be found.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This standard will not impact Credco’s financial position or results of operations. Credco will begin reporting components of other comprehensive income in a separate statement following the Consolidated Statement of Income beginning in the quarter ending March 31, 2012.

Note 2 - Fair Values

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of December 31:

	123456	123456	123456	123456	123456	123456	123456	123456

	2011				2010
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivatives(a)	$614	$—	$614	$—	$498	$—	$498	$ —

Total assets	$614	$—	$614	$—	$498	$—	$498	$ —

Liabilities
Derivatives(a)	$28	$—	$28	$—	$81	$—	$81	$ —

Total liabilities	$28	$—	$28	$—	$81	$—	$81	$ —

(a)

Refer to Note 7 for the fair values of derivative assets and liabilities on a further disaggregated basis as well as the netting of both (i) cash collateral received or posted under credit support agreements and (ii) derivative assets and derivative liabilities under master netting agreements. These balances have been presented gross in the table above.

Credco did not measure any financial instruments at fair value using significantly unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010.

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

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments, which could be assets or liabilities on the Consolidated Balance Sheets, is estimated by a third-party valuation service that uses proprietary pricing models or by internal pricing models where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility. Credco reaffirms its understanding of the valuation techniques used by its pricing services at least annually.

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 7 for additional fair value information.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not carried at fair value, as of December 31:

	Carrying	Carrying	Carrying	Carrying

	2011		2010
(Billions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$19	$19	$18	$ 18
Loans to affiliates	$11	$11	$11	$ 11
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$7	$7	$7	$ 7
Long-term debt	$21	$21	$19	$ 19

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2011 and 2010, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest and certain other liabilities for which the carrying values approximate fair value because they are either short term in duration, have no defined maturity or have an underlying interest rate that is variable.

Financial Liabilities Carried at Other Than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes. Fair value is estimated using either quoted market prices or discounted cash flows based on Credco’s current borrowing rates for similar types of borrowings.

Note 3 - Cardmember Receivables and Loans

American Express’ charge and lending payment card products result in the generation of cardmember receivables (from charge payment products) and cardmember loans (from lending payment products) described below.

Cardmember Receivables

Cardmember receivables represent amounts due from customers of American Express and certain of its affiliates’ charge payment products. For American Express, the cardmember receivables are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Global limits are established to limit the maximum exposure for American Express from high risk and some high spend charge cardmembers, and accounts of high risk, out of pattern charge cardmembers can be monitored even if they are current. Charge card customers generally must pay the full amount billed each month.

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-earning cardmember receivables. In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V), a wholly-owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. AEIT is a special purpose entity that is consolidated by RFC V. As of December 31, 2011 and 2010, CRC owned approximately $3.0 billion and $3.7 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC V.

Cardmember receivables as of December 31, 2011 and 2010 consisted of:

	123456	123456

(Millions)	2011	2010
U.S. Consumer and Small Business Services	$2,843	$ 3,497
International and Global Commercial Services(a)	9,964	8,876

Gross Cardmember receivables	12,807	12,373
Less: Cardmember receivables reserve for losses	71	112

Cardmember receivables, net(b)	$12,736	$12,261

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Cardmember Loans

Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending payment products. For American Express, these cardmember loans are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement with American Express. American Express’ lending portfolios primarily include revolving loans to cardmembers obtained through either credit card accounts or the lending on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be adjusted over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments greater than or equal to certain pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges. When cardmembers fall behind their required payments, their accounts are monitored.

Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for losses and include accrued interest and fees receivable. Credco’s policy generally is to cease accruing for interest receivable on a cardmember loan at the time the account is written off. Credco establishes reserves for interest that Credco believes will not be collected.

Cardmember loans, consisting of loans in the International Card Services portfolio, as of December 31, 2011 and 2010 were as follows:

	123456	123456

(Millions)	2011	2010
Cardmember loans, gross	$411	$ 380
Less: Cardmember loans reserve for losses	5	9

Cardmember loans, net(a)	$406	$ 371

(a)	Cardmember loans modified in a troubled debt restructuring (TDR) program were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Cardmember Receivables and Cardmember Loans Aging

Generally a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of December 31, 2011 and 2010:

	Past Due		Past Due		Past Due		Past Due	Past Due

2011 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$2,804		$14		$8		$17	$ 2,843
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	82	9,964

Cardmember Loans:
International Card Services(c)	$400		$7		$1		$3	$ 411

2010 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$3,453		$18		$8		$18	$ 3,497
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	76	8,876

Cardmember Loans:
International Card Services(c)	$367		$7		$2		$4	$ 380

(a)

For cardmember receivables in International and Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing the associated cardmember receivable balance is considered 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following table presents the key credit quality indicators for the years ended December 31:

123456	123456	123456	123456	123456

	2011		2010
(Millions, except percentages)	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
U.S. Consumer and Small Business Services Cardmember Receivables	1.34%	1.37%	1.40%	1.25%
International Card Services Cardmember Loans	0.80%	2.68%	2.22%	3.60%

	2011		2010
(Millions, except percentages)	Net Loss Ratio as a % of Charge Volume(b)(c)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)(c)	90 Days Past Billing as a % of Receivables(c)
International and Global Commercial Services Cardmember Receivables	0.03%	0.82%	0.10%	0.87%

(a)

Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables or cardmember loans owned by Credco that are written off, expressed as a percentage of the average cardmember receivables or cardmember loans balances during the period.

(b)

Credco’s write-offs, net of recoveries, represent the amount of cardmember receivables owned by Credco that are written off, expressed as a percentage of the volume of cardmember receivables purchased by Credco during the period.

(c)

Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables in International Card Services and Global Commercial Services are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a significant impact on provisions for losses.

Refer to Note 4 for other factors, including external environmental factors, that management considers as part of its evaluation of reserves for losses.

Note 4 - Reserves for Losses

Reserves for Losses – Cardmember Receivables and Loans

Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolios. Credco’s total provisions for losses were $80 million, $128 million and $214 million for the years ended December 31, 2011, 2010 and 2009, respectively. Management’s evaluation process requires certain estimates and judgments.

Reserves for these losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators such as the unemployment rate, home price indices, Gross Domestic Product (GDP), non-farm payrolls, personal consumption expenditures index, consumer confidence index, bankruptcy filings and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the losses inherent within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Cardmember loans and receivables balances are written off when management deems amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries are recognized on a cash basis.

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the years ended December 31:

(Millions)	2011	2010	2009
Balance, January 1	$112	$141	$ 204
Additions:
Cardmember receivables provisions(a)	82	124	186
Other credits(b)	23	36	12
Deductions:
Cardmember receivables net write-offs(c)	120	169	240
Other debits(d)	26	20	21

Balance, December 31(e)	$71	$112	$ 141

(a)	Represents loss provisions for cardmember receivables resulting from authorized transactions.

(b)

Primarily represents reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Participation interests in cardmember receivables purchased from an affiliate totaled $2.7 billion, $3.6 billion and $1.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

(c)	Cardmember receivables net write-offs include recoveries of $95 million, $111 million and $67 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(d)

Primarily relates to reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled $3.3 billion, $2.7 billion and $2.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

(e)	Volume of receivables purchased was $168 billion, $157 billion and $115 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the years ended December 31:

(Millions)	2011	2010	2009
Balance, January 1	$9	$19	$ 14
Additions:
Cardmember loans (benefits)/provisions(a)	(2)	4	28
Deductions:
Cardmember loans net write-offs(b)	2	10	23
Other debits(c)	—	4	—

Balance, December 31(d)	$5	$9	$ 19

(a)	Represents (benefits)/loss provisions for cardmember loans resulting from authorized transactions.

(b)	Cardmember loans net write-offs include recoveries of $7 million, $8 million and $8 million for 2011, 2010 and 2009, respectively.

(c)	These amounts include foreign currency translation adjustments.

(d)	Volume of loans purchased were $3 billion, $2 billion and $3 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 5 - Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original maturities of less than one year, as of December 31 were as follows:

	Year-End Stated	Year-End Stated	Year-End Stated	Year-End Stated

	2011		2010
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt(a)	Outstanding Balance	Year-End Stated Rate on Debt(a)
Commercial paper	$608	0.03%	$645	0.16%
Bank notes payable	26	0.99%	—	—%

Total	$634	0.07%	$645	0.16%

(a)

For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2011 and 2010, respectively. These rates may not be an indication of future interest rates.

Credco paid interest on short-term debt and obligations of $1 million, $1 million and $30 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of December 31 was as follows:

	123456	123456	123456	123456	123456	123456	123456

		2011			2010
(Millions, except percentages)	Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rates with Swaps(b)(c)	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rates with Swaps(b)(c)
Fixed Rate Senior Notes	2012-2016	$14,195	4.78%	2.80%	$12,413	5.15%	3.07%
Floating Rate Senior Note	2012-2014	2,444	1.24%	—	2,480	1.51%	—
Borrowings under Bank Credit Facilities	2014-2016	4,579	6.38%	6.27%	4,118	5.33%	5.38%
Unamortized Underwriting Fees		(54)			(28)

Total Long-Term Debt		$21,164	4.72%		$18,983	4.71%

(a)

The outstanding balances include (i) unamortized discount and premium, (ii) the impact of movements in exchange rates on foreign currency denominated debt, and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest swaps. Under fair value hedge accounting the outstanding balances on these fixed-rate notes are adjusted to reflect the impact of changes in fair value due to changes in interest rates. Refer to Note 7 for more details on Credco’s treatment of fair value hedges.

(b)

For floating-rate debt issuances, the stated and effective interest rates are based on the floating rates in effect as of December 31, 2011 and 2010, respectively. These rates are not indicative of future interest rates.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 2011 were as follows:

(Millions)
2012	$ 1,582
2013	4,846
2014	6,442
2015	2,477
2016	5,434

Total	20,781
Unamortized Underwriting Fees	(54)
Unamortized Discount and Premium	(14)
Impacts due to Fair Value Hedge Accounting	451

Total Long-Term Debt	$ 21,164

Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.7 billion, $0.6 billion and $0.6 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, Credco maintained total bank lines of credit of $7.5 billion and $9.8 billion, respectively. Of these amounts, $2.9 billion and $5.7 billion were undrawn as of December 31, 2011 and 2010, respectively, and supported commercial paper borrowings and contingent funding needs. American Express had the right to draw up to $0.8 billion on these undrawn lines of credit as of both December 31, 2011 and 2010, respectively, which would have resulted in a corresponding reduction of the amount available to Credco. The drawn amounts under these bank lines are classified as long-term debt on the accompanying Consolidated Balance Sheets. Credco paid $13.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

million and $6.4 million in fees to maintain these lines for the years ended December 31, 2011 and 2010, respectively. The availability of these credit lines is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2011, Credco’s ratio of earnings to fixed charges was 1.49.

The committed bank credit facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit ratings.

Note 6 - Restrictions as to Dividends and Limitations on Indebtedness

The debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. There are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum fixed charge coverage ratio of 1.25.

Note 7 - Derivatives and Hedging Activities

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

American Express centrally monitors market risks using market risk limits and escalation triggers as defined in its market risk policy.

Interest rate exposure within Credco’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by (i) funding foreign currency cardmember receivables and loans with U.S. dollars and (ii) foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco hedges this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help “lock-in” the value of Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through various means, including the use of foreign currency debt and foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are centrally monitored and American Express takes risk mitigation actions, when necessary. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties that provide a right of offset for certain exposures between the parties. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

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

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	123456	123456	123456	123456

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$488	$444	$—	$ 38
Cash flow hedges	—	2	1	2
Foreign exchange contracts
Net investment hedges	28	—	12	16

Total derivatives designated as hedging instruments	$516	$446	$13	$ 56

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$1	$—	$ 3
Foreign exchange contracts	98	51	15	22

Total derivatives not designated as hedging instruments	$98	$52	$15	$ 25

Total derivatives gross	$614	$498	$28	$ 81

Cash collateral netting(a)	(330)	—	—	—
Derivative asset and derivative liability netting(a)	(3)	(1)	(3)	(1)

Total derivatives, net	$281	$497	$25	$ 80

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of December 31, 2011 and 2010, Credco hedged $11.6 billion and $8.9 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other, net expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rates, which are primarily due to credit spreads at inception of the hedging relationship that are not reflected in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value due to changes in interest rates. The existing basis adjustment of the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s hedges of fixed-rate long-term debt for the years ended December 31:

	123456	123456	123456	123456	123456	123456	123456	123456	123456	123456	123456

(Millions)	Gains (losses) recognized in income
	Derivative contract				Hedged item				Net hedge ineffectiveness
Derivative relationship	Location	Amount			Location	Amount
		2011	2010	2009		2011	2010	2009	2011	2010	2009
Interest rate contracts	Other, net expenses	$81	$119	$(144)	Other, net expenses	$(70)	$(115)	$146	$11	$4	$2

Credco also recognized a net reduction in interest expense on long-term debt and other of $257 million, $259 million and $206 million for the years ended December 31, 2011, 2010 and 2009, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of December 31, 2011 and 2010, Credco hedged $0.3 billion and $0.8 billion, respectively, of its floating-rate debt using interest rate swaps.

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

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges is recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other, net expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income for the years ended December 31:

	123456	123456	123456	123456	123456	123456	123456	123456

	Gains (losses) recognized in income
		Amount reclassified from AOCI into income				Net hedge ineffectiveness
(Millions)	Location	2011	2010	2009	Location	2011	2010	2009
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(3)	$(60)	Other, net expenses	$—	$—	$ —

(a)	During the years ended December 31, 2011 and 2010, there were no forecasted transactions that were considered no longer probable to occur.

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options, and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income for the years ended December 31:

	123456	123456	123456	123456

	Gains (losses) recognized in income
		Amount
(Millions)	Location	2011	2010	2009
Interest rate contracts	Other, net expenses	$—	$2	$ —
Foreign exchange contracts	Other, net expenses	155	106	(9)
	Interest expense	—	43	39

Total		$155	$151	$30

Note 8 - Variable Interest Entity

Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of both December 31, 2011 and 2010 were $2.4 billion and were eliminated in consolidation. Total liabilities as of both December 31, 2011 and 2010 were $2.3 billion and were primarily recorded in long-term debt. As of December 31, 2011 and 2010, $74 million and $501 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 9 - Transactions with Affiliates

As described below, Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis, however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent parties.

In 2011, 2010 and 2009, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $174 billion, $163 billion and $120 billion, respectively. In 2011, 2010 and 2009, Credco sold cardmember receivables and participating interests to affiliates totaling $3.3 billion, $2.7 billion and $2.3 billion, respectively. The receivables agreements require TRS and its subsidiaries to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As of December 31, 2011 and 2010, CRC owned approximately $3.0 billion and $3.7 billion, respectively, of participation interests purchased from RFC V.

Other transactions with American Express and its subsidiaries as of or for the years ended December 31 were as follows:

	123456	123456	123456

(Millions)	2011	2010	2009
Loans to affiliates	$11,437	$10,987	$ 10,127
Average interest rate on loans to affiliates	4.70%	4.58%	4.29%
Due from affiliates	5,689	3,987	5,788
Due to affiliates	1,702	1,742	864
Maximum month-end level of loans to affiliates during the year	11,437	10,987	11,718
Short-term debt to affiliates	4,035	3,781	3,893
Average interest rate on short-term debt to affiliates	0.27%	0.34%	0.48%
Maximum month-end level of borrowings during the year	9,560	6,320	14,662
Interest income from affiliates	505	466	432
Other income from affiliates	9	9	7
Interest expense to affiliates	12	16	41
Service fees to affiliates(a)	—	1	1

(a)	Fees paid to affiliates for related servicing of receivables purchased.

Credco’s loans to affiliates represent fixed- and floating-rate interest-bearing intercompany borrowings by other wholly-owned TRS subsidiaries and American Express. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statements of Income. As of December 31, 2011 and 2010, no significant amount of loss reserves has been recorded and no loans are 30 days or more past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Components of loans to affiliates as of December 31 were as follows:

	123456	123456

(Millions)	2011	2010
TRS Subsidiaries:
American Express Australia Limited	$3,884	$ 3,935
American Express Services Europe Limited	2,849	2,698
Amex Bank of Canada	2,725	2,969
American Express Company	895	—
American Express Co. (Mexico) S.A. de C.V.	455	483
American Express Bank (Mexico) S.A.	355	383
American Express International, Inc.	274	519

Total(a)	$11,437	$ 10,987

(a)

As of December 31, 2011, Credco had $11.4 billion of outstanding loans to affiliates, of which approximately $7.5 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.9 billion are uncollateralized loans primarily with affiliated banks. As of December 31, 2010, Credco had $11.0 billion of outstanding loans to affiliates, of which approximately $7.6 billion are collateralized by the underlying cardmember receivables transferred with recourse and the remaining $3.4 billion are uncollateralized loans primarily with affiliated banks.

Due to/from affiliates relate primarily to a timing difference resulting from the purchase of cardmember receivables net of remittances from TRS, as well as from operating activities.

Components of short-term debt to affiliates as of December 31 were as follows:

	123456	123456

(Millions)	2011	2010
AE Exposure Management Ltd.	$2,477	$ 2,789
American Express Europe Limited	764	100
American Express Swiss Holdings	258	191
American Express Holdings (Netherlands) C.V.	225	295
National Express Company, Inc.	155	158
American Express Company	—	11
Other	156	237

Total	$4,035	$ 3,781

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $127 million, $120 million and $126 million for the years ended December 31, 2011, 2010 and 2009, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 10 - Significant Credit Concentrations

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

The following table details Credco’s credit exposure by category as of December 31:

	123456	123456

(Billions)	2011	2010
On-balance sheet:
Individuals(a)	$6	$ 7
Financial institutions(b)	2	2
Loans to affiliates	11	11
Due from affiliates	6	4
All other(c)	6	5

Total on-balance sheet(d)	$31	$ 29

(a)	Individuals primarily include cardmember loans and receivables.

(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.

(c)	All other primarily includes cardmember receivables from other corporate institutions.

(d)	Certain distinctions between categories require management judgment.

As of December 31, 2011 and 2010, Credco’s most significant concentration of credit risk was primarily with cardmember receivables and loans. Credco purchased cardmember receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details Credco’s cardmember receivables and loans exposure in the United States and outside the United States as of December 31:

	123456	123456

(Billions)	2011	2010
United States	$10	$ 10
Outside the United States	3	3

Total	$13	$ 13

The remainder of Credco’s on-balance sheet exposure includes cash and cash equivalents, loans to affiliates, due from affiliates and deferred charges and other assets. The majority of these balances is primarily outside the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 11 - Changes in Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three years ended December 31 were as follows:

	123456	123456	123456	123456

(Millions, net of tax)	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2008	$28	$(35)	$(568)	$ (575)

Net unrealized losses	(14)	(7)	—	(21)
Reclassification for realized losses into earnings	—	39	—	39
Foreign currency translation adjustments	—	—	507	507
Net losses related to hedges of investment in foreign operations	—	—	(139)	(139)

Net change in accumulated other comprehensive (loss) income	(14)	32	368	386

Balances as of December 31, 2009	14	(3)	(200)	(189)

Net unrealized (losses) gains	(14)	1	—	(13)
Reclassification for realized losses into earnings	—	2	—	2
Foreign currency translation adjustments	—	—	175	175
Net losses related to hedges of investment in foreign operations	—	—	(70)	(70)

Net change in accumulated other comprehensive (loss) income	(14)	3	105	94

Balances as of December 31, 2010	—	—	(95)	(95)

Net unrealized losses	—	(2)	—	(2)
Reclassification for realized losses into earnings	—	1	—	1
Foreign currency translation adjustments	—	—	(2)	(2)
Net gains related to hedges of investment in foreign operations	—	—	39	39

Net change in accumulated other comprehensive (loss) income	—	(1)	37	36

Balances as of December 31, 2011	$—	$(1)	$(58)	$ (59)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The following table shows the tax impact for the three years ended December 31 for the changes in each component of accumulated other comprehensive (loss) income:

	123456	123456	123456

(Millions)	2011	2010	2009
Investment securities	$—	$(8)	$ (7)
Cash flow hedges	—	2	17
Foreign currency translation adjustments	22	—	13
Net investment hedges	24	(49)	—

Total tax impact	$46	$(55)	$ 23

Note 12 - Income Taxes

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

The components of income tax expense for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2011	2010	2009
Current income tax (benefit) expense:
U.S. federal	$(61)	$(93)	$ (48)
U.S. state & local	3	2	26
Non-U.S.	41	28	13

Total current income tax (benefit) expense	(17)	(63)	(9)

Deferred income tax (benefit) expense:
U.S. federal	(35)	39	12
Non-U.S.	4	—	5

Total deferred income tax (benefit) expense	(31)	39	17

Total income tax (benefit) expense	$(48)	$(24)	$ 8

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the year ended December 31 was as follows:
	2011	2010	2009
Combined tax at U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes	0.8	0.7	4.6
Non-U.S. subsidiaries earnings	(48.9)	(41.9)	(37.4)
Others	(0.7)	(1.2)	—

Actual tax rate(a)	(13.8)%	(7.4)%	2.2%

(a)

Results for all years include recurring permanent tax benefits in relation to the level of pretax income. Expenses in the United States are attracting a 35 percent statutory benefit whereas foreign earnings are taxed at lower rates and are indefinitely reinvested. Credco’s effective tax rate reflects the favorable impact of the tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on the continued extension by Congress of a provision of the United States Internal Revenue Code.

Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

	123456	123456

(Millions)	2011	2010
Deferred tax assets:
Reserves not yet deducted for tax purposes	$8	$ 10
Unremitted foreign earnings	26	—
State income taxes	24	22
Other	—	1

Gross deferred tax assets	58	33

Deferred tax liabilities:
Net investment hedges (foreign exchange forward contracts)	12	24
Unremitted foreign earnings	—	10
Other	3	3

Gross deferred tax liabilities	15	37

Net deferred tax assets (liabilities)	$43	$ (4)

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $3.7 billion as of December 31, 2011, are intended to be permanently reinvested outside the United States. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $1.3 billion, have not been provided on those earnings.

Credco is subject to the income tax laws of the United States and its states and municipalities and those of the foreign jurisdictions in which American Express operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, Credco must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the largest amount of benefit that is more likely than not to be realized on ultimate settlement with the taxing authority given the facts, circumstances and information available at the reporting date. Credco adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome.

American Express is subject to examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of American Express’ federal tax returns for years through 2004, and in April 2011, unagreed issues for 1997 through 2004 were resolved at IRS Appeals. Additional refund claims for those years continue to be reviewed by the IRS. In addition, American Express is currently under examination by the IRS for the years 2005 through 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The following table presents changes in unrecognized tax benefits:

	123456	123456	123456

(Millions)	2011	2010	2009
Balance, January 1	$528	$100	$ 63
Increases for tax positions related to the current year	30	169	6
Increases for tax positions related to prior years	189	274	37
Decrease for tax positions related to prior years	(2)	(11)	(5)
Settlements with tax authorities	(2)	(4)	(1)
Lapse of statute of limitations	(6)	—	—

Balance, December 31	$737	$528	$ 100

Included in the $737 million, $528 million and $100 million of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 respectively, are approximately $106 million, $108 million and $85 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.

Credco believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $625 million principally as a result of potential resolutions with taxing authorities. Of the $625 million of unrecognized tax benefits, approximately $615 million relates to amounts recorded to equity that, if recognized, would not impact the effective rate. With respect to the remaining $10 million, it is not possible to quantify the impact a change may have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2011, 2010 and 2009, Credco recognized approximately $4 million, $(2) million and $11 million, respectively, of interest and penalties. Credco has approximately $35 million and $25 million accrued for the payment of interest and penalties as of December 31, 2011 and 2010, respectively.

Current federal taxes due to/from affiliates included current federal taxes payable to TRS of $105 million as of December 31, 2011, and current federal taxes receivable from TRS of $3 million as of December 31, 2010.

Income taxes refunded to Credco during 2011 and 2010, including taxes refunded by TRS, were $67 million and $156 million, respectively.

Note 13 - Geographic Regions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The following presents Credco’s revenues and pretax income in different geographic regions:

	123456	123456	123456

(Millions)	2011 (a)	2010(a)	2009(a)
Revenues
United States	$425	$464	$ 520
Outside the United States	559	516	695

Consolidated	$984	$980	$ 1,215

Pretax income
United States	$189	$155	$ 212
Outside the United States	160	169	158

Consolidated	$349	$324	$ 370

(a)	The data in the table above is, in part, based upon internal allocations which require management’s judgment.

Note 14 - Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31 are summarized as follows:

	123456	123456	123456	123456	123456	123456	123456	123456

(Millions)	2011				2010
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Revenues	$255	$227	$266	$236	$264	$225	$223	$ 268
Pretax income	75	101	104	69	71	72	91	90
Net income	102	119	107	69	79	82	92	95

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 23, 2009.

4(x)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(y)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(z)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(aa)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(bb)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(cc)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated April 23, 2010.

4(dd)	The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Centurion Bank and American Express Credit Corporation	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(c)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Bank, FSB and American Express Credit Corporation	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(d)	Syndicated Facility Subscription Agreement dated as of August 3, 2011	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended June 30, 2011.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.