Form 10-Q
period 2012-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2012-05-08
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes   X             No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

Part I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Consolidated Statements of Income and Retained Earnings – Three Months Ended March 31, 2012 and 2011	1

		Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2012 and 2011	2

		Consolidated Balance Sheets – March 31, 2012 and December 31, 2011	3

		Consolidated Statements of Cash Flows – Three Months Ended March 31, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 4.	Controls and Procedures	28

Part II.	Other Information

	Item 1A.	Risk Factors	29

	Item 6.	Exhibits	29

	Signatures		30

	Exhibit Index		E-1

EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

Three Months Ended March 31 (Millions)	2012	2011
Revenues
Discount revenue earned from purchased cardmember receivables and loans	$107	$ 103
Interest income from affiliates	133	121
Interest income from investments	2	2
Finance revenue	11	10

Total revenues	253	236

Expenses
Provisions for losses	23	22
Interest expense	185	162
Interest expense to affiliates	3	4
Other, net	(27)	(21)

Total expenses	184	167

Pretax income	69	69
Income tax (benefit)	(21)	—

Net income	90	69
Retained earnings at beginning of period	3,028	3,496
Dividends	(102)	(88)

Retained earnings at end of period	$3,016	$ 3,477

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2012	2011
Net income	$90	$ 69
Other comprehensive income:
Net unrealized derivative losses, net of tax of: 2012, $—; 2011, $—	1	—
Foreign currency translation adjustments, net of tax of: 2012, $(39); 2011, $6	122	142

Other comprehensive income	123	142

Comprehensive income	$213	$ 211

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$238	$ 480
Cardmember receivables, less reserves: 2012, $89; 2011, $71	15,721	12,736
Cardmember loans, less reserves: 2012, $4; 2011, $5	405	406
Loans to affiliates	10,567	11,437
Deferred charges and other assets	282	393
Due from affiliates	4,521	5,689

Total assets	$31,734	$ 31,141

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$541	$ 634
Short-term debt to affiliates	4,677	4,035
Long-term debt	21,863	21,164

Total debt	27,081	25,833
Due to affiliates	1,011	1,702
Accrued interest and other liabilities	401	475

Total liabilities	28,493	28,010

Shareholder’s Equity
Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	162
Retained earnings	3,016	3,028
Accumulated other comprehensive income (loss):
Net unrealized derivative losses, net of tax of: 2012, $—; 2011, $—	—	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(42); 2011, $(3)	64	(58)

Total accumulated other comprehensive income (loss)	64	(59)

Total shareholder’s equity	3,241	3,131

Total liabilities and shareholder’s equity	$31,734	$ 31,141

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2012	2011
Cash Flows from Operating Activities
Net income	$90	$ 69
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	23	22
Amortization and other	6	3
Deferred taxes	(8)	(53)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	(40)	23
Other operating assets and liabilities	(68)	22

Net cash provided by operating activities	3	86

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(2,969)	(2,387)
Net decrease in loans to affiliates	1,212	595
Net decrease (increase) in due from affiliates	567	(2,183)

Net cash used in investing activities	(1,190)	(3,975)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	633	2,817
Net (decrease) increase in short-term debt	(95)	229
Issuance of long-term debt	1,491	—
Principal payments on long-term debt	(1,000)	—
Dividends paid	(102)	(88)

Net cash provided by financing activities	927	2,958

Effect of exchange rate changes on cash and cash equivalents	18	(2)

Net decrease in cash and cash equivalents	(242)	(933)
Cash and cash equivalents at beginning of period	480	988

Cash and cash equivalents at end of period	$238	$ 55

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

American Express Credit Corporation (Credco), together with its subsidiaries, is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly owned subsidiary of American Express Company (American Express). American Express charge cards and American Express credit cards are collectively referred to herein as the card.

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K (Form 10-K) of Credco for the year ended December 31, 2011.

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expense. Actual results could be different from these estimates and assumptions.

Certain reclassifications of prior period amounts have been made to conform to the current presentation. These reclassifications did not have an impact on Credco’s financial position, results of operations or cash flows.

2.	Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on Credco’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Level 3 — Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three months ended March 31, 2012 or during the year ended December 31, 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of March 31, 2012 and December 31, 2011:

(Millions)	2012	2011
Assets:
Derivatives(a)	$471	$ 614

Total assets	$471	$ 614

Liabilities:
Derivatives(a)	$68	$ 28

Total liabilities	$68	$ 28

(a)	Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above), Credco applies the following valuation techniques:

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments is estimated by a third-party valuation service that uses proprietary pricing models or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. Credco reaffirms its understanding of the valuation techniques used by the third-party valuation service at least annually. Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.

The fair value of Credco’s interest-rate swaps is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the swap such as the notional amount, fixed coupon rate, floating coupon rate (based on interbank rates consistent with the frequency and currency of the interest cash flows), and tenor, as well as discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.

The fair value of foreign exchange forward contracts is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the forward contracts such as the notional amount, maturity dates and contract rate, as well as relevant foreign currency forward curves, and discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis as of March 31, 2012:

	Carrying Value	Corresponding Fair Value Amount
(Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)	$20.5	$20.5	$20.5	$ —
Financial assets carried at other than fair value
Cardmember loans	$0.4	$0.4	$—	$ 0.4
Loans to affiliates	$10.6	$10.3	$6.5	$ 3.8

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$6.6	$6.6	$6.6	$ —
Financial liabilities carried at other than fair value
Long-term debt	$21.9	$22.4	$22.4	$ —

(a)	Includes $41 million of cash considered as Level 1.

The fair values of these financial assets/liabilities are estimates based upon the market conditions and perceived risks as of March 31, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For the financial assets and liabilities that are not required to be measured at fair value on a recurring basis (categorized in the valuation hierarchy table above), Credco applies the following valuation techniques to measure fair value:

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, due from affiliates, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

Financial Assets Carried at Other Than Fair Value

Cardmember loans

Cardmember loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for Credco’s cardmember loans Credco uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar credit card receivables and a lack of observable pricing inputs thereof, Credco uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income (inclusive of future interest payments), estimated pay-down rates, discount rates and relevant credit costs.

Loans to affiliates

Loans to affiliates are recorded at historical cost on the Consolidated Balance Sheets. In estimating the fair value for Credco’s loan to affiliates, Credco uses discounted cash flow models. For loans to affiliates collateralized by cardmember loans, Credco derives the value of the loan based on the fair value of the underlying collateral used to finance the loans using a discounted cash flow model with inputs as detailed above (cardmember loans), and as such is classified as Level 3. For the remaining loans to affiliates, the models use market observable interest rates and adjust those rates for necessary risks.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, accrued interest and certain other liabilities for which the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

Financial Liabilities Carried at Other Than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes. The fair value of Credco’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, Credco uses market interest rates and adjusts that rate for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, Credco considers credit default swap spreads, bond yields of other long-term debt offered by Credco, and interest rates currently offered to Credco for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2012 or during the year ended December 31, 2011.

3.	Cardmember Receivables and Loans

American Express’ charge and lending payment card products result in the generation of cardmember receivables (from charge payment products) and cardmember loans (from lending payment products) described below.

Cardmember Receivables

Cardmember receivables represent amounts due from customers of American Express and certain of its affiliates’ charge payment products. For American Express, the cardmember receivables are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for American Express. Charge card customers generally must pay the full amount billed each month.

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The total volume of cardmember receivables purchased during the three months ended March 31, 2012 and 2011 was $45.2 billion and $42.8 billion, respectively. Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-earning cardmember receivables. In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V), a wholly-owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. AEIT is a special purpose entity that is consolidated by RFC V. As of March 31, 2012 and December 31, 2011, CRC owned approximately $5.4 billion and $3.0 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC V.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember receivables as of March 31, 2012 and December 31, 2011 consisted of:

(Millions)	2012	2011
U.S. Consumer and Small Business Services	$5,024	$ 2,843
International and Global Commercial Services(a)	10,786	9,964

Cardmember receivables	15,810	12,807
Less: Reserve for losses	89	71

Cardmember receivables, net(b)	$15,721	$ 12,736

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Cardmember Loans

Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending payment products. For American Express, these cardmember loans are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement with American Express. American Express’ lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges.

Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. The total volume of cardmember loans purchased during the three months ended March 31, 2012 and 2011 was $0.8 billion and $0.7 billion, respectively. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off. Credco establishes reserves for interest that Credco believes will not be collected.

Cardmember loans as of March 31, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
International Card Services	$409	$ 411
Less: Reserve for losses	4	5

Cardmember loans, net(a)	$405	$ 406

(a)	Cardmember loans modified in a troubled debt restructuring (TDR) program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Receivables and Cardmember Loans Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of March 31, 2012 and December 31, 2011:

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$4,951		$28		$15		$30	$ 5,024
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	68	10,786
Cardmember Loans:
International Card Services(c)	$398		$6		$2		$3	$ 409

2011 (Millions)
Cardmember Receivables:
U.S. Consumer and Small Business Services	$2,804		$14		$8		$17	$ 2,843
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	82	9,964
Cardmember Loans:
International Card Services(c)	$400		$7		$1		$3	$ 411

(a)

For cardmember receivables in International and Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated cardmember receivable balance is considered 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2012		2011
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	1.50%	1.45%	1.58%	1.60%
Cardmember Loans:
International Card Services	0.95%	2.69%	1.06%	3.55%
	2012		2011
	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International and Global Commercial Services	0.07%	0.63%	0.05%	0.75%

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

Refer to Note 4 for additional indicators, including external environmental factors, that management considers in its monthly evaluation process for reserves for losses.

4.	Reserves for Losses

Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the losses inherent in Credco’s outstanding portfolio of loans and receivables. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators, such as the unemployment rate, home price indices, Gross Domestic Product, non-farm payrolls, personal consumption expenditures index, consumer confidence index, bankruptcy filings and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the losses inherent within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification and recoveries are recognized on a cash basis as collected.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the three months ended March 31:

(Millions)	2012	2011
Balance, January 1	$71	$ 112
Additions:
Provisions(a)	23	22
Other credits(b)	29	23
Deductions:
Net write-offs(c)	(34)	(30)

Balance, March 31	$89	$ 127

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Participation interests in cardmember receivables purchased from an affiliate totaled $3.3 billion and $2.7 billion for the three months ended March 31, 2012 and 2011, respectively.

(c)	Net write-offs include recoveries of $23 million and $25 million for the three months ended March 31, 2012 and 2011, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the three months ended March 31:

(Millions)	2012	2011
Balance, January 1	$5	$ 9
Additions:
Provisions(a)	—	—
Deductions:
Net write-offs(b)	(1)	(1)

Balance, March 31	$4	$ 8

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $1 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.

5.	Derivatives and Hedging Activities

Credco uses derivative financial instruments (derivatives) to manage exposures to various market risks. Derivatives derive their value from an underlying variable or multiple variables, including interest rate and foreign exchange rate. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not engage in derivatives for trading purposes.

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its operations outside the United States and the associated funding of such operations.

American Express centrally monitors market risks using market risk limits and escalation triggers as defined in its market risk policy.

Interest rate exposure within Credco’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by (i) funding foreign currency cardmember receivables and loans with U.S. dollars and (ii) foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco hedges this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through various means, including the use of foreign currency debt and foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade. Counterparty risk exposures are centrally monitored by American Express. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties that provide a right of offset for certain exposures between the parties. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of March 31, 2012 and December 31, 2011, Credco does not have derivative positions that warrant credit valuation adjustments.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2012 and December 31, 2011:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$452	$488	$—	$ —
Cash flow hedges	—	—	—	1
Foreign exchange contracts
Net investment hedges	2	28	19	12

Total derivatives designated as hedging instruments	$454	$516	$19	$ 13

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17	$98	$49	$ 15

Total derivatives not designated as hedging instruments	$17	$98	$49	$ 15

Total derivatives gross	$471	$614	$68	$ 28

Cash collateral netting(a)	(323)	(330)	—	—
Derivative asset and derivative liability netting(a)	(3)	(3)	(3)	(3)

Total derivatives, net	$145	$281	$65	$ 25

(a)

As permitted under GAAP, balances represent the netting of cash collateral received and posted under credit support agreements, and the netting of derivative assets and derivative liabilities under master netting agreements.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with terms similar to that of the item being hedged. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of March 31, 2012 and December 31, 2011, Credco hedged $13.1 billion and $11.6 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR, as basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value resulting from changes in interest rates. The existing basis adjustment of the hedged asset or liability is amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of fixed-rate long-term debt:

For the Three Months Ended March 31:

	Gains (losses) recognized in income
(Millions)	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(38)	$(85)	Other, net expenses	$29	$75	$(9)	$ (10)

Credco also recognized a net reduction in interest expense on long-term debt and other of $68 million and $63 million for the three months ended March 31, 2012 and 2011, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of March 31, 2012 and December 31, 2011, Credco hedged $315 million and $305 million, respectively, of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify $0.3 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges is recorded in AOCI as part of the cumulative translation adjustment, was $(67) million and $(46) million for the three months ended March 31, 2012 and 2011, respectively. Any ineffective portion of the gain or loss on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the three months ended March 31, 2012 or 2011.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended March 31:

	Gains (losses) recognized in income
		Amount reclassified from AOCI into income			Net hedge ineffectiveness
(Millions)	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$—	$(1)	Other, net expense	$—	$ —

(a)	During the three months ended March 31, 2012 and 2011, there were no forecasted transactions that were considered no longer probable to occur.

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact on pre-tax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended March 31:	Pre-tax gains (losses)
(Millions)		Amount
Description	Income Statement Line Item	2012	2011
Foreign exchange contracts	Other, net expenses	$(68)	$26
Total		$(68)	$26

6.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of both March 31, 2012 and December 31, 2011 were $2.4 billion, and were eliminated in consolidation. Total liabilities as of March 31, 2012 and December 31, 2011 were $2.4 billion and $2.3 billion, respectively, and were primarily recorded in long-term debt. As of March 31, 2012 and December 31, 2011, $76 million and $74 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of American Express’ federal tax returns for years through 2004, however refund claims for those years continue to be reviewed by the IRS. In addition, American Express is currently under examination by the IRS for the years 2005 through 2007.

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $668 million principally as a result of potential resolutions with taxing authorities. Of the $668 million of unrecognized tax benefits, approximately $659 million relates to amounts that if recognized would be recorded in shareholders’ equity, and would not impact the effective rate. With respect to the remaining $9 million, it is not possible to quantify the impact a change may have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes Credco’s effective tax rate:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Year Ended December 31, 2011
Effective tax rate(a)	(30.4)%	—%	(13.8)%

(a)

Results for all periods reflect expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates and indefinitely reinvested. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed. In addition, the tax rates for the three months ended March 31, 2012 and 2011 reflect the impact of certain discrete state tax items.

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

Current Economic Environment/Outlook

Credco’s results for the first quarter of 2012 reflected a continuation of the positive business trends evident during the last several quarters.

During the quarter cardmember spending volumes grew both in the United States and internationally, and across all of American Express’ businesses, despite comparisons to relatively strong performance in the prior year as well as a challenging global economic environment.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income increased $21 million or 30 percent for the three months ended March 31, 2012 as compared to the same period in 2011. The year-over-year increase is primarily due to income tax benefit and interest income from affiliates, partially offset by higher interest expense.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the three months ended March 31:

(Millions)	2012	2011
Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$5	$ 25
Discount rates	(1)	(59)

Total	$4	$ (34)

Interest income from affiliates:
Average loans to affiliates	$1	$ (3)
Interest rates	11	14

Total	$12	$ 11

Interest income from investments:
Average investments outstanding	$(2)	$ (6)
Interest rates	2	(2)

Total	$—	$ (8)

Finance revenue:
Average cardmember loans outstanding	$1	$ (2)
Interest rates	—	1

Total	$1	$ (1)

Interest expense:
Average debt outstanding	$13	$ (2)
Interest rates	10	34

Total	$23	$ 32

Interest expense to affiliates:
Average debt outstanding	$—	$ (1)
Interest rates	(1)	2

Total	$(1)	$ 1

Discount revenue earned on purchased cardmember receivables and loans

Discount revenue increased 4 percent or $4 million to $107 million for the three months ended March 31, 2012, as compared to $103 million for the same period in 2011, due to an increase in the volume of receivables purchased, partially offset by a decrease in discount rates. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, decreased an average of 1 basis point from 0.24 percent for the three months ended March 31, 2011 to 0.23 percent for the three months ended March 31, 2012. Volume of cardmember receivables and loans purchased for the three months ended March 31, 2012 increased 7 percent from $43 billion for the same period in 2011 to $46 billion, primarily due to increased cardmember spending.

Interest income from affiliates

Interest income from affiliates increased 10 percent or $12 million to $133 million for the three months ended March 31, 2012, as compared to $121 million for the same period in 2011. The average loan balances with affiliates were $11 billion for both the three months ended March 31, 2012 and 2011. The effective annualized interest rate charged to affiliates increased 39 basis points from 4.43 percent for the three months ended March 31, 2011 to 4.82 percent for the three months ended March 31, 2012.

Interest income from investments

Interest income from investments remained flat at $2 million for the three months ended March 31, 2012, as compared to the same period in 2011, although there were offsetting activities as a result of lower average investment balances and higher effective annualized interest rates.

Finance revenue

Finance revenue increased 10 percent or $1 million to $11 million for the three months ended March 31, 2012, as compared to $10 million for the same period in 2011. The year-over-year increase was driven by an increase in the average loan balance.

Provisions for losses

The provisions for losses increased 5 percent or $1 million to $23 million for the three months ended March 31, 2012, as compared to $22 million for the same period in 2011. The increase was primarily driven by an increase in the volume of cardmember receivables purchased.

Interest expense

Interest expense increased 14 percent or $23 million to $185 million for the three months ended March 31, 2012, as compared to $162 million for the same period in 2011. This was primarily due to an increase in the volume of average debt outstanding, which rose 5 percent to $21 billion for the three months ended March 31, 2012, as compared to $20 billion for the same period in 2011, as well as an increase in effective annualized interest rates of 18 basis points to 3.48 percent for the three months ended March 31, 2012, from 3.30 percent for the same period in 2011.

Interest expense to affiliates

Interest expense to affiliates decreased 25 percent or $1 million to $3 million for the three months ended March 31, 2012, as compared to $4 million for the same period in 2011, primarily driven by the effective annualized interest rate on average debt to affiliates, which decreased 7 basis points to 0.27 percent for the three months ended March 31, 2012, as compared to 0.34 percent for the same period in 2011.

Other, net expenses

The benefit recorded in other, net expenses increased $6 million to a benefit of $27 million for the three months ended March 31, 2012, from a benefit of $21 million for the three months ended March 31, 2011. This was primarily due to an increase in the forward points gain generated by foreign exchange forward contracts of $4 million as well as an additional favorable impact related to lower hedge ineffectiveness loss of $1 million.

Income taxes

The effective tax rate for the three months ended March 31, 2012 and 2011 was (30.4) percent and nil, respectively. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed. Refer to “Forward-Looking Statements” below for further discussion of this provision. In addition, the tax rate for each of the periods reflects the impact of certain discrete state tax items.

Cardmember Receivables and Cardmember Loans

As of March 31, 2012 and December 31, 2011, Credco owned $15.8 billion and $12.8 billion, respectively, of gross cardmember receivables. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of March 31, 2012 and December 31, 2011, CRC owned approximately $5.4 billion and $3.0 billion, respectively, of such participation interests.

Gross cardmember receivables owned as of March 31, 2012 increased approximately $3.0 billion from December 31, 2011, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the three months ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, Credco owned gross cardmember loans totaling $409 million and $411 million, respectively. These loans consist of certain interest-earning receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of or for the three months ended March 31:

(Millions, except percentages and where otherwise noted)	2012	2011
Total gross cardmember receivables	$15,810	$ 14,874
Loss reserves – cardmember receivables	$89	$ 127
Loss reserves as a % of receivables	0.56%	0.85%
Average life of cardmember receivables (in days)(a)	29	32
U.S. Consumer and Small Business gross cardmember receivables	$5,024	$ 5,118
30 days past due as a % of total	1.45%	1.60%
Average receivables	$2,927	$ 3,440
Write-offs, net of recoveries	$11	$14
Net write-off rate(b)	1.50%	1.58%
International and Global Commercial gross cardmember receivables	$10,786	$ 9,756
90 days past billing as a % of total	0.63%	0.75%
Write-offs, net of recoveries	$23	$16
Net loss ratio(c)	0.07%	0.05%

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

(c)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Reserves for Cardmember Receivables and Cardmember Loans

The following table presents the changes in the reserves for cardmember receivables and cardmember loans for the three months ended March 31:

(Millions)	2012	2011
Balance, January 1	$76	$ 121
Additions:
Provisions(a)	23	22
Other credits(b)	29	23
Deductions:
Net write-offs(c)	(35)	(31)

Balance, March 31	$93	$ 135

Reserve for losses as a % of gross cardmember receivables and loans owned at March 31	0.6%	0.9%

(a)	Provision resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Participation interests in cardmember receivables purchased from an affiliate totaled $3.3 billion and $2.7 billion for the three months ended March 31, 2012 and 2011, respectively.

(c)	Net write-offs include recoveries of $24 million and $27 million during the three months ended March 31, 2012 and 2011, respectively.

Loans to Affiliates

Credco’s loans to affiliates represent floating rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS.

The components of loans to affiliates as of March 31, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
TRS Subsidiaries:
American Express Australia Limited	$3,905	$ 3,884
American Express Services Europe Limited	2,932	2,849
Amex Bank of Canada	2,560	2,725
American Express Co. (Mexico) S.A. de C.V.	510	455
American Express Bank (Mexico) S.A.	397	355
American Express International, Inc.	263	274
American Express Company	—	895

Total(a)	$10,567	$ 11,437

(a)

As of March 31, 2012, Credco had $10.6 billion of outstanding loans to affiliates, of which approximately $6.7 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $3.9 billion were uncollateralized loans primarily with affiliated banks. As of December 31, 2011, Credco had $11.4 billion of outstanding loans to affiliates, of which approximately $6.6 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $4.8 billion were uncollateralized loans primarily with affiliated banks.

Due to/from Affiliates

As of March 31, 2012 and December 31, 2011, amounts due to affiliates were $1.0 billion and $1.7 billion, respectively. As of March 31, 2012 and December 31, 2011, amounts due from affiliates were $4.5 billion and $5.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of March 31, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
AE Exposure Management Ltd	$1,666	$ 2,477
American Express Company	1,571	—
American Express Europe Limited	614	764
American Express Swiss Holdings	282	258
American Express Holdings (Netherlands) C.V.	225	225
National Express Company, Inc.	135	155
Other	184	156

Total	$4,677	$ 4,035

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $35 million and $32 million for the three months ended March 31, 2012 and 2011, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Consolidated Capital Resources and Liquidity

Credco’s balance sheet management objectives are to maintain:

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•

Liquidity programs that enable Credco to continuously meet expected future financing obligations and business requirements for at least a 12-month period even in the event it is unable to continue to raise new funds under its traditional funding programs.

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

Credco’s funding strategy for 2012 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $0.6 billion of unsecured long-term debt that will mature during the next 12 months.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, including Moody’s Investors Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Service (DBRS). Such ratings help to support Credco’s access to cost effective unsecured funding as part of its overall funding strategy.

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	BBB+	Stable

Downgrades in the ratings of Credco’s unsecured debt could result in higher funding costs, as well as higher fees related to borrowings under its unused lines of credit. Declines in credit ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to other American Express affiliates is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing. Downgrades to certain of Credco’s unsecured debt ratings in the last several years have not materially impacted Credco’s borrowing costs or resulted in a reduction in its borrowing capacity.

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. Credco’s commercial paper outstandings were stable throughout 2011. As of March 31, 2012 and December 31, 2011, Credco had $0.4 billion and $0.6 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.4 billion and $0.6 billion during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

Credco’s total back-up liquidity coverage, which includes its undrawn committed bank facilities, was 58 percent and 62 percent of net short-term borrowings, including short-term debt to affiliates, as of March 31, 2012 and December 31, 2011, respectively. The undrawn committed bank credit facilities were $3.0 billion and $2.9 billion as of March 31, 2012 and December 31, 2011.

The following table presents selected statistics regarding Credco’s commercial paper balances outstanding as of:

(Billions)

Period	Ending	Average	Minimum	Maximum
Q1’12	$0.4	$0.4	$0.3	$ 0.7

Q4’11	0.6	0.5	0.3	0.8
Q3’11	0.8	0.7	0.4	0.9
Q2’11	0.7	0.7	0.5	0.8
Q1’11	0.8	0.7	0.4	0.9

Q4’10	0.6	0.8	0.5	1.0
Q3’10	0.9	1.0	0.8	1.2
Q2’10	1.4	0.9	0.8	1.4
Q1’10	0.9	0.8	0.6	1.0

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of March 31, 2012 and December 31, 2011:

(Billions)	2012	2011
Long-term debt outstanding	$21.9	$ 21.2
Average long-term debt	$20.7	$ 19.5

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. For the three months ended March 31, 2012, Credco issued $1.5 billion of senior unsecured debt from its U.S. shelf registration with a maturity of five years and a coupon of 2.4 percent. As of March 31, 2012 and December 31, 2011, Credco had $12.8 billion and $12.3 billion of debt securities outstanding, respectively, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in January 2012 and was subsequently renewed in February 2012. It allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During the three months ended March 31, 2012, no notes were issued under this program. As of both March 31, 2012 and December 31, 2011, $1.7 billion were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.3 billion. During the three months ended March 31, 2012, no notes were issued under this program. As of March 31, 2012 and December 31, 2011, approximately $6.3 billion and $6.1 billion, respectively, of notes were available for issuance under this program and no notes were outstanding.

As of March 31, 2012, one of Credco’s wholly-owned subsidiaries maintained a shelf registration in Canada for a medium-term note program providing for the issuance, when necessary, of up to approximately $3.5 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly-owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. For the three months ended March 31, 2012, no notes were issued under this program. As of both March 31, 2012 and December 31, 2011, AECCC had $2.2 billion outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of March 31, 2012, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During the three months ended March 31, 2012, Credco paid $102 million cash dividends to TRS. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of cash, readily marketable securities and contingent sources of liquidity, such that American Express and its subsidiaries, including Credco, can continuously meet their business requirements and expected future financing obligations for at least a 12-month period, even in the event they are unable to raise new funds under their regular funding programs.

Credco manages this objective by regularly accessing capital through its various funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of cardmember receivables through sales of receivables to TRS for securitization by RFC V and AEIT, as well as committed bank facilities.

Credco incurs and accepts liquidity risk arising in the normal course of its activities. The liquidity risks that American Express, including Credco, are exposed to can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more detail);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios.

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of March 31, 2012, Credco had $0.6 billion of unsecured long-term debt that will mature within 12 months.

As of March 31, 2012, Credco had cash and cash equivalents of approximately $238 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs will be dependent on the amount of its cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained committed syndicated bank credit facilities as of March 31, 2012, as follows:

(Billions)	American Express	Credco	Total
Committed	$0.8	$6.9	$ 7.7
Outstanding	$—	$4.7	$ 4.7

On April 16, 2012, American Express and Credco replaced an aggregate of $3.0 billion committed bank credit facility expiring in 2012 with a new $3.0 billion committed bank credit facility available to Credco only expiring in 2015. Giving effect to this new facility, Credco’s committed bank credit facilities expire as follows:

(Billions)
2014	2.1
2015	3.0
2016	2.6

Total	$ 7.7

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.37 for the three months ended March 31, 2012. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2012 was 3.92.

Committed bank credit facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit rating.

In consideration of all its funding sources, Credco believes it would have access to liquidity to satisfy all maturing obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this First Quarter 2012 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•

Credco’s results of operations being adversely impacted by other legislative action or inaction, including the failure of the United States Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code, which could increase Credco’s effective tax rate and have an adverse impact on net income.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2011. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2011 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: May 8, 2012	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 8, 2012	By	/s/ Kimberly R. Scardino
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