Form 10-Q
period 2012-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2012-08-09
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or

  [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Financial Center 200 Vesey Street, New York, New York	10285
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2012
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

Part I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Consolidated Statements of Income and Retained Earnings – Three and Six Months Ended June 30, 2012 and 2011	1

		Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2012 and 2011	2

		Consolidated Balance Sheets – June 30, 2012 and December 31, 2011	3

		Consolidated Statements of Cash Flows – Six Months Ended June 30, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 4.	Controls and Procedures	29

Part II.	Other Information

	Item 1A.	Risk Factors	30

	Item 6.	Exhibits	30

	Signatures		31

	Exhibit Index		E-1

EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2012	2011	2012	2011
Revenues
Discount revenue earned from purchased cardmember receivables and loans	$149	$130	$256	$ 233
Interest income from affiliates	124	127	257	248
Interest income from investments	2	—	4	2
Finance revenue	10	9	21	19

Total revenues	285	266	538	502

Expenses
Provisions for losses	40	29	63	51
Interest expense	183	167	368	329
Interest expense to affiliates	6	3	9	7
Other, net	(33)	(37)	(60)	(58)

Total expenses	196	162	380	329

Pretax income	89	104	158	173
Income tax (benefit)	(16)	(3)	(37)	(3)

Net income	105	107	195	176
Retained earnings at beginning of period	3,016	3,477	3,028	3,496
Dividends	(90)	(69)	(192)	(157)

Retained earnings at end of period	$3,031	$3,515	$3,031	$ 3,515

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2012	2011	2012	2011
Net income	$105	$107	$195	$ 176
Other comprehensive income (loss):
Net unrealized derivative gains, net of tax of: 2012, nil and nil; 2011, nil and nil	—	—	1	—
Foreign currency translation adjustments, net of tax of: 2012, $32 and $(7); 2011, $(6) and nil	(180)	9	(58)	151

Other comprehensive (loss) income	(180)	9	(57)	151

Comprehensive (loss) income	$(75)	$116	$138	$ 327

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$187	$ 480
Cardmember receivables, less reserves: 2012, $86; 2011, $71	16,168	12,736
Cardmember loans, less reserves: 2012, $4; 2011, $5	412	406
Loans to affiliates	12,442	11,437
Deferred charges and other assets	255	393
Due from affiliates	2,987	5,689

Total assets	$32,451	$ 31,141

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$568	$ 634
Short-term debt to affiliates	3,848	4,035
Long-term debt	23,566	21,164

Total debt	27,982	25,833
Due to affiliates	962	1,702
Accrued interest and other liabilities	431	475

Total liabilities	29,375	28,010

Shareholder’s Equity
Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	162
Retained earnings	3,031	3,028
Accumulated other comprehensive loss:
Net unrealized derivative losses, net of tax of: 2012, nil; 2011, nil	—	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(10); 2011, $(3)	(116)	(58)

Total accumulated other comprehensive loss	(116)	(59)

Total shareholder’s equity	3,076	3,131

Total liabilities and shareholder’s equity	$32,451	$ 31,141

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2012	2011
Cash Flows from Operating Activities
Net income	$195	$ 176
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	63	51
Amortization and other	12	3
Deferred taxes	(4)	(47)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	70	112
Other operating assets and liabilities	50	37

Net cash provided by operating activities	386	332

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(3,566)	(633)
Net (increase) decrease in loans to affiliates	(1,076)	714
Net decrease (increase) in due from affiliates	1,907	(1,930)

Net cash used in investing activities	(2,735)	(1,849)

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt to affiliates	(178)	177
Net (decrease) increase in short-term debt	(66)	117
Issuance of long-term debt	3,480	1,332
Principal payments on long-term debt	(1,000)	(857)
Dividends paid	(192)	(157)

Net cash provided by financing activities	2,044	612

Effect of exchange rate changes on cash and cash equivalents	12	(4)

Net decrease in cash and cash equivalents	(293)	(909)
Cash and cash equivalents at beginning of period	480	988

Cash and cash equivalents at end of period	$187	$ 79

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K of Credco for the year ended December 31, 2011.

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

•

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	Quoted prices for similar assets or liabilities in active markets;

-	Quoted prices for identical or similar assets or liabilities in markets that are not active;

-	Inputs other than quoted prices that are observable for the asset or liability;

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 — Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the six months ended June 30, 2012 or during the year ended December 31, 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of June 30, 2012 and December 31, 2011:

(Millions)	2012	2011
Assets:
Derivatives(a)	$523	$ 614

Total assets	$523	$ 614

Liabilities:
Derivatives(a)	$23	$ 28

Total liabilities	$23	$ 28

(a)	Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis as of June 30, 2012:

	Carrying Value	Corresponding Fair Value Amount
(Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)	$19.4	$19.4	$19.4	$ —
Financial assets carried at other than fair value Cardmember loans	$0.4	$0.4	$—	$ 0.4
Loans to affiliates	$12.4	$12.5	$8.8	$ 3.7

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$5.8	$5.8	$5.8	$ —
Financial liabilities carried at other than fair value Long-term debt	$23.6	$24.0	$24.0	$ —

(a)	Includes $20 million of cash considered as Level 1.

The fair values of these financial assets/liabilities are estimates based upon the market conditions and perceived risks as of June 30, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

Financial Liabilities Carried at Other Than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes. The fair value of Credco’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, Credco uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, Credco considers credit default swap spreads, bond yields of other long-term debt offered by Credco, and interest rates currently offered to Credco for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2012 or during the year ended December 31, 2011.

3.	Cardmember Receivables and Loans

As described below, American Express’ charge and lending payment card products result in the generation of cardmember receivables and cardmember loans, respectively.

Cardmember Receivables

Cardmember receivables represent amounts due from customers of American Express and certain of its affiliates’ charge payment card products. For American Express, the cardmember receivables are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for American Express.

Charge card customers generally must pay the full amount billed each month.

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The total volume of cardmember receivables purchased during the six months ended June 30, 2012 and 2011 was $96.1 billion and $88.8 billion, respectively. Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-earning cardmember receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V), a wholly owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. AEIT is a special purpose entity that is consolidated by RFC V. As of June 30, 2012 and December 31, 2011, CRC owned approximately $5.5 billion and $3.0 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC V.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember receivables as of June 30, 2012 and December 31, 2011 consisted of:

(Millions)	2012	2011
U.S. Consumer and Small Business Services	$5,142	$ 2,843
International and Global Commercial Services(a)	11,112	9,964

Cardmember receivables	16,254	12,807
Less: Reserve for losses	86	71

Cardmember receivables, net(b)	$16,168	$ 12,736

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Cardmember Loans

Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending payment card products. For American Express, these cardmember loans are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement with American Express. American Express’ lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending-on-charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges.

Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. The total volume of cardmember loans purchased during the six months ended June 30, 2012 and 2011 was $1.6 billion and $1.4 billion, respectively. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Cardmember loans as of June 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
International Card Services	$416	$ 411
Less: Reserve for losses	4	5

Cardmember loans, net(a)	$412	$ 406

(a)	Cardmember loans modified in a troubled debt restructuring (TDR) program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Receivables and Cardmember Loans Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of June 30, 2012 and December 31, 2011:

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$5,078		$25		$11		$28	$ 5,142
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$74	$ 11,112
Cardmember Loans:
International Card Services(c)	$409		$3		$1		$3	$ 416

2011 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$2,804		$14		$8		$17	$ 2,843
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$82	$ 9,964
Cardmember Loans:
International Card Services(c)	$404		$3		$1		$3	$ 411

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

(b)

Historically, data for periods prior to 90 days past billing are not available due to financial reporting system constraints. Therefore, it has not been relied upon for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

(c)	Cardmember loans over 90 days past due continue to accrue interest.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2012		2011

	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	1.49%	1.24%	1.33%	1.42%
Cardmember Loans:
International Card Services	0.48%	1.68%	0.81%	1.77%

	2012		2011

	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International and Global Commercial Services	0.07%	0.67%	0.06%	0.70%

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

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the losses inherent within the cardmember receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written-off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification and recoveries are recognized as they are collected.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the six months ended June 30:

(Millions)	2012	2011
Balance, January 1	$71	$ 112
Additions:
Provisions(a)	63	52
Other credits(b)	29	23
Deductions:
Net write-offs(c)	(77)	(65)
Other debits(d)	—	(16)

Balance, June 30	$86	$ 106

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Credco purchases cardmember receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for cardmember receivables. Participation interests in cardmember receivables purchased from an affiliate totaled $3.3 billion and $2.7 billion for the six months ended June 30, 2012 and 2011, respectively.

(c)	Net write-offs include recoveries of $50 million and $52 million for the six months ended June 30, 2012 and 2011, respectively.

(d)

Primarily reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled nil and $2.2 billion for the six months ended June 30, 2012 and 2011, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the six months ended June 30:

(Millions)	2012	2011
Balance, January 1	$5	$ 9
Additions:
Provisions(a)	—	(1)
Deductions:
Net write-offs(b)	(1)	(2)

Balance, June 30	$4	$ 6

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $3 million and $4 million for the six months ended June 30, 2012 and 2011, respectively.

5.	Derivatives and Hedging Activities

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

American Express centrally monitors market risks using market risk limits and escalation triggers as defined in its Asset/Liability Management Policy.

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

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of June 30, 2012 and December 31, 2011, Credco does not have derivative positions that warrant credit valuation adjustments.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2012 and December 31, 2011:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value

(Millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$485	$488	$—	$ —
Cash flow hedges	—	—	—	1
Foreign exchange contracts
Net investment hedges	13	28	7	12

Total derivatives designated as hedging instruments	$498	$516	$7	$ 13

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$25	$98	$16	$ 15

Total derivatives not designated as hedging instruments	$25	$98	$16	$ 15

Total derivatives gross	$523	$614	$23	$ 28

Cash collateral netting(a)	(390)	(330)	—	—
Derivative asset and derivative liability netting(a)	(3)	(3)	(3)	(3)

Total derivatives, net	$130	$281	$20	$ 25

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2012 and December 31, 2011, Credco hedged $14.3 billion and $11.6 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of fixed-rate long-term debt:

For the Three Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$34	$98	Other, net expenses	$(32)	$(97)	$2	$ 1

For the Six Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(4)	$13	Other, net expenses	$(3)	$(22)	$(7)	$ (9)

Credco also recognized a net reduction in interest expense of $73 million and $64 million for the three months ended June 30, 2012 and 2011, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges. For the six months ended June 30, 2012 and 2011, the impact on interest expense was a net reduction in interest expense of $141 million and $127 million, respectively.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of June 30, 2012 and December 31, 2011, Credco hedged $301 million and $305 million, respectively, of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in accumulated other comprehensive income (AOCI) and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify an insignificant amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended June 30: (Millions)

	Gains (losses) recognized in income

		Amount reclassified from AOCI into income			Net hedge ineffectiveness
Description	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$—	$—	Other, net expenses	$—	$ —

For the Six Months Ended June 30: (Millions)

	Gains (losses) recognized in income

		Amount reclassified from AOCI into income			Net hedge ineffectiveness
Description	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(1)	Other, net expenses	$—	$ —

(a)	During the three and six months ended June 30, 2012 and 2011, there were no forecasted transactions that were considered no longer probable to occur.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $55 million and $(15) million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the effective portion of the (loss) on net investment hedges, net of taxes, was $(12) million and $(38) million, respectively. Any ineffective portion of the gain or loss on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the six months ended June 30, 2012 or 2011.

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended June 30: (Millions)

	Pretax gains (losses)
		Amount
Description	Income Statement Line Item	2012	2011
Foreign exchange contracts	Other, net expenses	$61	$ (8)

Total		$61	$ (8)

For the Six Months Ended June 30: (Millions)

	Pretax gains (losses)
		Amount
Description	Income Statement Line Item	2012	2011
Foreign exchange contracts	Other, net expenses	$—	$ 23

Total		$—	$ 23

6.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of June 30, 2012 and December 31, 2011 were $2.3 billion and $2.4 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of June 30, 2012 and December 31, 2011 were both $2.3 billion, and were primarily recorded in long-term debt. As of June 30, 2012 and December 31, 2011, $73 million and $74 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $605 million principally as a result of potential resolutions with taxing authorities. Of the $605 million of unrecognized tax benefits, approximately $596 million relates to amounts that if recognized would be recorded in shareholder’s equity, and would not impact the effective rate. With respect to the remaining $9 million, it is not possible to quantify the impact a change may have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effective tax rates were (17.9) percent and (23.4) percent for the three and six months ended June 30, 2012, respectively, and (2.9) percent and (1.7) percent for the three and six months ended June 30, 2011, respectively. The tax rate in each of the periods reflects expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates and indefinitely reinvested as well as the impact of certain discrete state tax items. The tax rates for the three and six months ended June 30, 2011 also reflect the impact of the favorable resolution of certain prior years’ tax items.

The tax rates in all periods reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed.

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

Current Economic Environment/Outlook

During the second quarter of 2012 cardmember spending volumes grew in the United States and internationally, and across all of American Express’ businesses, but at a slower pace than recent quarters. The slower spending growth reflects in part the continuation of a challenging global economic environment.

Competition remains extremely intense across all of American Express’ businesses. In addition, the global economic environment remains uncertain. The current instability in Europe in particular, and concerns about sovereign defaults and creditworthiness and liquidity of the European banking systems, also could adversely affect global economic conditions, including continued downward pressure on consumer and corporate confidence and spending, disrupting the debt capital markets and impacting foreign exchange rates.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income increased $19 million or 11 percent for the six months ended June 30, 2012 as compared to the same period in 2011. The year-over-year increase is primarily due to discount revenue earned from purchased cardmember receivables and loans and income tax benefit, partially offset by higher interest expense.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the six months ended June 30:

(Millions)	2012	2011
Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$25	$ 39
Discount rates	(2)	(38)

Total	$23	$ 1

Interest income from affiliates:
Average loans to affiliates	$1	$ 23
Interest rates	8	5

Total	$9	$ 28

Interest income from investments:
Average investments outstanding	$(1)	$ (17)
Interest rates	3	—

Total	$2	$ (17)

Finance revenue:
Average cardmember loans outstanding	$2	$ (3)
Interest rates	—	2

Total	$2	$ (1)

Interest expense:
Average debt outstanding	$37	$ (2)
Interest rates	2	73

Total	$39	$ 71

Interest expense to affiliates:
Average debt outstanding	$(1)	$ 1
Interest rates	3	(2)

Total	$2	$ (1)

Discount revenue earned on purchased cardmember receivables and loans

Discount revenue increased 10 percent or $23 million to $256 million for the six months ended June 30, 2012, as compared to $233 million for the same period in 2011, primarily due to an increase in the volume of receivables purchased. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, were flat at 0.26 percent for the six months ended June 30, 2012 and 2011. Volume of cardmember receivables and loans purchased for the six months ended June 30, 2012 increased 11 percent to $98 billion from $88 billion for the same period in 2011, primarily due to increased cardmember spending.

Interest income from affiliates

Interest income from affiliates increased 4 percent or $9 million to $257 million for the six months ended June 30, 2012, as compared to $248 million for the same period in 2011. The average loan balances with affiliates were $11.0 billion and $10.9 billion for the six months ended June 30, 2012 and 2011, respectively. The effective annualized interest rate charged to affiliates increased 15 basis points to 4.70 percent for the six months ended June 30, 2012 from 4.55 percent for the same period in 2011.

Interest income from investments

Interest income from investments increased 100 percent or $2 million to $4 million for the six months ended June 30, 2012. The increase was primarily driven by higher effective annualized interest rates, partially offset by lower average investment balances.

Finance revenue

Finance revenue increased 11 percent or $2 million to $21 million for the six months ended June 30, 2012, as compared to $19 million for the same period in 2011. The year-over-year increase was driven by an increase in the average cardmember loan balance outstanding.

Provisions for losses

The provisions for losses increased 24 percent or $12 million to $63 million for the six months ended June 30, 2012, as compared to $51 million for the same period in 2011. The increase was primarily driven by an increase in the volume of cardmember receivables purchased.

Interest expense

Interest expense increased 12 percent or $39 million to $368 million for the six months ended June 30, 2012, as compared to $329 million for the same period in 2011. This was primarily due to an increase in the volume of average debt outstanding, which increased 10 percent to $22 billion for the six months ended June 30, 2012, as compared to $20 billion for the same period in 2011, as well as an increase in effective annualized interest rates of 2 basis points to 3.39 percent for the six months ended June 30, 2012, from 3.37 percent for the same period in 2011.

Interest expense to affiliates

Interest expense to affiliates increased 29 percent or $2 million to $9 million for the six months ended June 30, 2012, as compared to $7 million for the same period in 2011. This was primarily driven by the effective annualized interest rate on average debt to affiliates, which increased 11 basis points to 0.38 percent for the six months ended June 30, 2012, as compared to 0.27 percent for the same period in 2011, partially offset by a decrease in the average debt outstanding to affiliates of 12 percent to $4.6 billion for the six months ended June 30, 2012 from $5.2 billion for the same period in 2011.

Other, net expenses

The benefit recorded in other, net expenses increased $2 million to a benefit of $60 million for the six months ended June 30, 2012, from a benefit of $58 million for the six months ended June 30, 2011. The change in other, net expense was primarily due to a lower hedge ineffectiveness loss of $2 million. Other, net expenses include forward points gains of $64 million and $65 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the six months ended June 30, 2012 and 2011 were (23.4) percent and (1.7) percent, respectively. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed. Refer to “Forward-Looking Statements” below for further discussion of this provision. In addition, the tax rate for each of the periods reflects the impact of certain discrete state tax items. The tax rate for the six months ended June 30, 2011 also reflects the impact of the favorable resolution of certain prior years’ tax items.

Cardmember Receivables and Cardmember Loans

As of June 30, 2012 and December 31, 2011, Credco owned $16.3 billion and $12.8 billion, respectively, of gross cardmember receivables. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of June 30, 2012 and December 31, 2011, CRC owned approximately $5.5 billion and $3.0 billion, respectively, of such participation interests.

Gross cardmember receivables owned as of June 30, 2012 increased approximately $3.4 billion from December 31, 2011, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, Credco owned gross cardmember loans totaling $416 million and $411 million, respectively. These loans consist of certain interest-earning receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of or for the six months ended June 30:

(Millions, except percentages and where otherwise noted)	2012	2011
Total gross cardmember receivables	$16,254	$ 13,076
Loss reserves – cardmember receivables	$86	$ 106
Loss reserves as a % of receivables	0.53%	0.81%
Average life of cardmember receivables (in days)(a)	29	29
U.S. Consumer and Small Business gross cardmember receivables	$5,142	$ 3,346
30 days past due as a % of total	1.24%	1.42%
Average receivables	$3,888	$ 4,003
Write-offs, net of recoveries	$29	$ 27
Net write-off rate(b)	1.49%	1.33%
International and Global Commercial gross cardmember receivables	$11,112	$ 9,730
90 days past billing as a % of total	0.67%	0.70%
Write-offs, net of recoveries	$48	$ 38
Net loss ratio(c)	0.07%	0.06%

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

(c)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates

Credco’s loans to affiliates represent floating rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS.

The components of loans to affiliates as of June 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
TRS Subsidiaries:
American Express Australia Limited	$3,839	$ 3,884
American Express Services Europe Limited	2,886	2,849
Amex Bank of Canada	2,504	2,725
American Express Company	2,117	895
American Express Co. (Mexico) S.A. de C.V.	468	455
American Express Bank (Mexico) S.A.	365	355
American Express International, Inc.	263	274

Total(a)	$12,442	$ 11,437

(a)

As of June 30, 2012, Credco had $12.4 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $5.9 billion were uncollateralized loans primarily with affiliated banks. As of December 31, 2011, Credco had $11.4 billion of outstanding loans to affiliates, of which approximately $6.6 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $4.8 billion were uncollateralized loans primarily with affiliated banks.

Due from/to Affiliates

As of June 30, 2012 and December 31, 2011, amounts due from affiliates were $3.0 billion and $5.7 billion, respectively. As of June 30, 2012 and December 31, 2011, amounts due to affiliates were $1.0 billion and $1.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of June 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
AE Exposure Management Ltd.	$2,443	$ 2,477
American Express Europe Limited	580	764
American Express Swiss Holdings	285	258
American Express Holdings (Netherlands) C.V.	226	225
National Express Company, Inc.	133	155
Other	181	156

Total	$3,848	$ 4,035

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $69 million and $62 million for the six months ended June 30, 2012 and 2011, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Funding Strategy

American Express has in place an enterprise-wide Funding Policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions, or from any one type of debt, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

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

Credco’s funding strategy for 2012 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $3.3 billion of unsecured long-term debt that will mature during the next 12 months.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Moody’s Investors Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Service (DBRS). Such ratings help support Credco’s access to cost-effective unsecured funding as part of its overall funding strategy.

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	A-(a)	Stable

(a)	In June 2012, S&P revised its long-term rating from BBB+ to A-.

Downgrades in the ratings of Credco’s unsecured debt could result in higher funding costs, as well as higher fees related to borrowings under its unused lines of credit. Declines in credit ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to other American Express affiliates is impacted by a variety of factors, among them Credco’s ratings. To the extent Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing. Downgrades to certain of Credco’s unsecured debt ratings in the last several years have not materially impacted Credco’s borrowing costs or resulted in a reduction in its borrowing capacity. The long-term rating reflects a one notch upgrade to A- by S&P in June 2012.

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. Credco’s commercial paper outstandings were stable throughout 2012. As of June 30, 2012 and December 31, 2011, Credco had $0.5 billion and $0.6 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.5 billion and $0.6 billion during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

Credco’s total back-up liquidity coverage, which consists of its undrawn committed bank facilities, was 68 percent and 62 percent of net short-term borrowings, including short-term debt to affiliates, as of June 30, 2012 and December 31, 2011, respectively. The undrawn committed bank credit facilities were $3.0 billion and $2.9 billion as of June 30, 2012 and December 31, 2011, respectively.

The following table presents selected statistics regarding Credco’s commercial paper balances outstanding as of:

(Billions)

Period	Ending	Average	Minimum	Maximum
Q2’12	$0.5	$0.5	$0.3	$ 0.7
Q1’12	0.4	0.4	0.3	0.7

Q4’11	0.6	0.5	0.3	0.8
Q3’11	0.8	0.7	0.4	0.9
Q2’11	0.7	0.7	0.5	0.8
Q1’11	0.8	0.7	0.4	0.9

Q4’10	0.6	0.8	0.5	1.0
Q3’10	0.9	1.0	0.8	1.2
Q2’10	1.4	0.9	0.8	1.4
Q1’10	0.9	0.8	0.6	1.0

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of June 30, 2012 and December 31, 2011:

(Billions)	2012	2011
Long-term debt outstanding	$23.6	$ 21.2
Average long-term debt	$21.2	$ 19.5

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the second quarter of 2012, Credco issued $1.25 billion of senior unsecured debt from its U.S. shelf registration with a maturity of three years and a coupon of 1.75 percent and $750 million of senior unsecured debt from its U.S. shelf registration with a maturity of three years and a floating rate of three-month LIBOR plus 110 basis points. As of June 30, 2012 and December 31, 2011, Credco had $14.8 billion and $12.3 billion of debt securities outstanding, respectively, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. It allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During the six months ended June 30, 2012, no notes were issued under this program. As of both June 30, 2012 and December 31, 2011, $1.7 billion were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.0 billion. During the six months ended June 30, 2012, no notes were issued under this program. Assuming no changes in foreign currency exchange rates, as of both June 30, 2012 and December 31, 2011, the entire amount of approximately $6.0 billion of notes were available for issuance under this program and no notes were outstanding.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.4 billion of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. This shelf registration for this program expired on June 27, 2012 and was subsequently renewed on August 9, 2012. All notes issued by AECCC under this shelf registration are guaranteed by Credco. For the six months ended June 30, 2012, no notes were issued under this program. As of both June 30, 2012 and December 31, 2011, AECCC had $2.2 billion outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of June 30, 2012, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During the six months ended June 30, 2012 and 2011, Credco paid $192 million and $157 million, respectively, of cash dividends to TRS. The increase in the amount of dividends is primarily driven by higher levels of net income from periods prior to the second quarter of 2012 as compared to net income from comparable periods prior to the second quarter of 2011. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of cash, readily marketable securities and contingent sources of liquidity, so that American Express and its subsidiaries, including Credco, can continuously meet their business requirements and expected future financing obligations for at least a 12-month period, even in the event they are unable to raise new funds under their regular funding programs.

Credco manages this objective by regularly accessing capital through its various funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of cardmember receivables through sales of receivables to TRS for securitization by RFC V and AEIT, as well as committed bank facilities.

Credco incurs and accepts liquidity risk arising in the normal course of its activities. The liquidity risks that American Express, including Credco, are exposed to can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more detail);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios.

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of June 30, 2012, Credco had $3.3 billion of unsecured long-term debt that will mature within 12 months.

As of June 30, 2012, Credco had cash and cash equivalents of approximately $187 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs are dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7.5 billion of committed syndicated bank credit facilities as of June 30, 2012, of which the amount outstanding (drawn) was $4.5 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2014	$ 2.0
2015	3.0
2016	2.5

Total	$ 7.5

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of at least a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.42 for the six months ended June 30, 2012. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2012 was 4.14.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Second Quarter 2012 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2011 and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Credco’s management, with the participation of Credco’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Credco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, Credco’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Credco’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in Credco’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to Credco’s management, including Credco’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in Credco’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Credco’s fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Credco’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K). There are no material changes from the risk factors set forth in the 2011 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2011 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: August 9, 2012	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 9, 2012	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed
Exhibit 4(a)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197)

Exhibit 4(b)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197)

Exhibit 4(c)	Form of Monthly Extendible Note	Incorporated by reference to Exhibit 4(k) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197)

Exhibit 4(d)	Form of Medium-Term Note Master Note relating to the Registrant’s InterNotes® Program	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197)

Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1