Form 10-Q
period 2012-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2012-11-06
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2012
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

INDEX

Part I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Consolidated Statements of Income and Retained Earnings – Three and Nine Months Ended September 30, 2012 and 2011	1

		Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2012 and 2011	2

		Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	3

		Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 4.	Controls and Procedures	29

Part II.	Other Information

	Item 1A.	Risk Factors	30

	Item 6.	Exhibits	30

	Signatures		31

	Exhibit Index		E-1

EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Revenues
Discount revenue earned from purchased cardmember receivables and loans	$149	$88	$405	$ 321
Interest income from affiliates	124	128	381	376
Interest income from investments	2	2	6	4
Finance revenue	11	9	32	28

Total revenues	286	227	824	729

Expenses
Provisions for losses	43	(8)	106	43
Interest expense	187	181	555	510
Interest expense to affiliates	7	2	16	9
Other, net	(8)	(49)	(68)	(107)

Total expenses	229	126	609	455

Pretax income	57	101	215	274
Income tax (benefit)	(14)	(18)	(51)	(21)

Net income	71	119	266	295
Retained earnings at beginning of period	3,031	3,515	3,028	3,496
Dividends	(105)	(607)	(297)	(764)

Retained earnings at end of period	$2,997	$3,027	$2,997	$ 3,027

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Net income	$71	$119	$266	$ 295
Other comprehensive income (loss):
Net unrealized derivative (losses) gains, net of tax of: 2012, nil and nil; 2011, nil and nil	—	(1)	1	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(34) and $(41); 2011, $38 and $38	164	(150)	106	1

Other comprehensive income (loss)	164	(151)	107	—

Comprehensive income (loss)	$235	$(32)	$373	$ 295

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$178	$ 480
Cardmember receivables, less reserves: 2012, $99; 2011, $71	17,287	12,736
Cardmember loans, less reserves: 2012, $4; 2011, $5	420	406
Loans to affiliates	12,857	11,437
Deferred charges and other assets	226	393
Due from affiliates	1,845	5,689

Total assets	$32,813	$ 31,141

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$395	$ 634
Short-term debt to affiliates	4,061	4,035
Long-term debt	24,157	21,164

Total debt	28,613	25,833
Due to affiliates	523	1,702
Accrued interest and other liabilities	471	475

Total liabilities	29,607	28,010

Shareholder’s Equity
Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	162
Retained earnings	2,997	3,028
Accumulated other comprehensive income (loss):
Net unrealized derivative losses, net of tax of: 2012, nil; 2011, nil	—	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(44); 2011, $(3)	48	(58)

Total accumulated other comprehensive income (loss)	48	(59)

Total shareholder’s equity	3,206	3,131

Total liabilities and shareholder’s equity	$32,813	$ 31,141

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30 (Millions)	2012	2011
Cash Flows from Operating Activities
Net income	$266	$ 295
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	106	43
Amortization and other	19	3
Deferred taxes	7	(22)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	(11)	25
Other operating assets and liabilities	86	372

Net cash provided by operating activities	473	716

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(4,647)	(343)
Net (increase) decrease in loans to affiliates	(1,006)	689
Net decrease (increase) in due from affiliates	2,689	(3,505)

Net cash used in investing activities	(2,964)	(3,159)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	26	127
Net (decrease) increase in short-term debt	(243)	197
Issuance of long-term debt	4,244	7,322
Principal payments on long-term debt	(1,560)	(5,371)
Dividends paid	(297)	(764)

Net cash provided by financing activities	2,170	1,511

Effect of exchange rate changes on cash and cash equivalents	19	(4)

Net decrease in cash and cash equivalents	(302)	(936)
Cash and cash equivalents at beginning of period	480	988

Cash and cash equivalents at end of period	$178	$ 52

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have an impact on Credco’s financial position, results of operations or cash flows.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Level 3 — Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2012 or during the year ended December 31, 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of September 30, 2012 and December 31, 2011:

(Millions)	2012	2011
Assets:
Derivatives(a)	$507	$ 614

Total assets	$507	$ 614

Liabilities:
Derivatives(a)	$64	$ 28

Total liabilities	$64	$ 28

(a)	Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 5 for additional fair value information.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis as of September 30, 2012:

	Carrying Value	Corresponding Fair Value Amount
(Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)	$19.4	$19.4	$19.4	$ —
Financial assets carried at other than fair value
Cardmember loans	$0.4	$0.4	$—	$ 0.4
Loans to affiliates	$12.9	$12.9	$9.2	$ 3.7

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$5.4	$5.4	$5.4	$ —
Financial liabilities carried at other than fair value
Long-term debt	$24.2	$24.7	$24.7	$ —

(a)	Includes $1 million of cash considered as Level 1.

The fair values of these financial assets/liabilities are estimates based upon the market conditions and perceived risks as of September 30, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

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

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The total volume of cardmember receivables purchased during the nine months ended September 30, 2012 and 2011 was approximately $149 billion and $130 billion, respectively. Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-earning cardmember receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V), a wholly owned subsidiary of TRS that receives an undivided, pro rata interest in cardmember receivables transferred to the American Express Issuance Trust (AEIT) by TRS. AEIT is a special purpose entity that is consolidated by TRS. As of September 30, 2012 and December 31, 2011, CRC owned approximately $7 billion and $3 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC V.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember receivables as of September 30, 2012 and December 31, 2011 consisted of:

(Millions)	2012	2011
U.S. Consumer and Small Business Services	$6,516	$ 2,843
International and Global Commercial Services(a)	10,870	9,964

Cardmember receivables	17,386	12,807
Less: Reserve for losses	99	71

Cardmember receivables, net(b)	$17,287	$ 12,736

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

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

Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. The total volume of cardmember loans purchased during the nine months ended September 30, 2012 and 2011 was $2.5 billion and $2.0 billion, respectively. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Cardmember loans as of September 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
International Card Services	$424	$ 411
Less: Reserve for losses	4	5

Cardmember loans, net(a)	$420	$ 406

(a)	Cardmember loans modified in a troubled debt restructuring (TDR) program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Receivables and Cardmember Loans Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of September 30, 2012 and December 31, 2011:

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$6,435		$35		$16		$30	$ 6,516
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$77	$ 10,870
Cardmember Loans:
International Card Services(c)	$417		$3		$1		$3	$ 424

2011 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$2,804		$14		$8		$17	$ 2,843
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$82	$ 9,964
Cardmember Loans:
International Card Services(c)	$404		$3		$1		$3	$ 411

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2012		2011
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	1.34%	1.24%	1.36%	1.70%
Cardmember Loans:
International Card Services	0.63%	1.65%	0.57%	1.95%

	2012		2011
	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International and Global Commercial Services	0.07%	0.71%	0.04%	0.74%

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the nine months ended September 30:

(Millions)	2012	2011
Balance, January 1	$71	$ 112
Additions:
Provisions(a)	105	45
Other credits(b)	37	23
Deductions:
Net write-offs(c)	(114)	(92)
Other debits(d)	—	(16)

Balance, September 30	$99	$ 72

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Credco purchases cardmember receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for cardmember receivables. Participation interests in cardmember receivables purchased from an affiliate totaled $4.9 billion and $2.7 billion for the nine months ended September 30, 2012 and 2011, respectively.

(c)	Net write-offs include recoveries of $81 million and $74 million for the nine months ended September 30, 2012 and 2011, respectively.

(d)

Primarily reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled nil and $2.2 billion for the nine months ended September 30, 2012 and 2011, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the nine months ended September 30:

(Millions)	2012	2011
Balance, January 1	$5	$ 9
Additions:
Provisions(a)	1	(2)
Deductions:
Net write-offs(b)	(2)	(1)

Balance, September 30	$4	$ 6

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $4 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively.

5.	Derivatives and Hedging Activities

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

Foreign exchange risk is generated by (i) funding foreign currency cardmember receivables and loans with U.S. dollars and (ii) foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco hedges market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through various means, including the use of foreign currency debt and foreign exchange forwards executed either by Credco or TRS.

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

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of September 30, 2012 and December 31, 2011, Credco does not have derivative positions that warrant credit valuation adjustments.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2012 and December 31, 2011:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$481	$488	$—	$ —
Cash flow hedges	—	—	—	1
Foreign exchange contracts
Net investment hedges	1	28	24	12

Total derivatives designated as hedging instruments	$482	$516	$24	$ 13

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$25	$98	$40	$ 15

Total derivatives not designated as hedging instruments	$25	$98	$40	$ 15

Total derivatives gross	$507	$614	$64	$ 28

Cash collateral netting(a)	(403)	(330)	—	—
Derivative asset and derivative liability netting(a)	(3)	(3)	(3)	(3)

Total derivatives, net	$101	$281	$61	$ 25

(a)

As permitted under GAAP, balances represent the netting of cash collateral received and posted under credit support agreements, and the netting of derivative assets and derivative liabilities under master netting agreements.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with terms similar to that of the item being hedged. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments are usually made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2012 and December 31, 2011, Credco hedged $14.4 billion and $11.6 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjustment of the hedged asset or liability is amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of fixed-rate long-term debt:

For the Three Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(7)	$108	Other, net expenses	$(15)	$(97)	$(22)	$ 11

For the Nine Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(11)	$121	Other, net expenses	$(18)	$(118)	$(29)	$ 3

Credco also recognized a net reduction in interest expense of $73 million and $65 million for the three months ended September 30, 2012 and 2011, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges. For the nine months ended September 30, 2012 and 2011, the impact on interest expense was a net reduction in interest expense of $214 million and $191 million, respectively.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of September 30, 2012 and December 31, 2011, Credco hedged nil and $305 million, respectively, of its floating-rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco expects to reclassify a de minimis amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

For the three months ended September 30, 2012 and 2011, there were no amounts reclassified from AOCI into earnings and there was no hedge ineffectiveness on cash flow hedges recorded within the Consolidated Statements of Income and Retained Earnings.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income and Retained Earnings for the nine months ended September 30:

	Gains (losses) recognized in income

		Amount reclassified from AOCI into income			Net hedge ineffectiveness

Description (Millions)	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(1)	Other, net expenses	$—	$ —

(a)	During the nine months ended September 30, 2012 and 2011, there were no forecasted transactions that were considered no longer probable to occur.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $(58) million and $64 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the effective portion of the (loss) or gain on net investment hedges, net of taxes, was $(70) million and $26 million, respectively. Any ineffective portion of the gain or loss on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the nine months ended September 30, 2012 or 2011.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended September 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2012	2011
Foreign exchange contracts	Other, net expenses	$10	$ (7)

Total		$10	$ (7)

For the Nine Months Ended September 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2012	2011
Foreign exchange contracts	Other, net expenses	$10	$ 16

Total		$10	$ 16

6.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of September 30, 2012 and December 31, 2011, were $2.5 billion and $2.4 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of September 30, 2012 and December 31, 2011, were $2.4 billion and $2.3 billion, respectively, and were primarily recorded in long-term debt. As of September 30, 2012 and December 31, 2011, $77 million and $74 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $661 million principally as a result of potential resolutions with taxing authorities. Of the $661 million of unrecognized tax benefits, approximately $652 million relates to amounts that if recognized would be recorded in shareholder’s equity, and would not impact the effective rate. With respect to the remaining $9 million, it is not possible to quantify the impact a change may have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effective tax rates were (24.4) percent and (23.7) percent for the three and nine months ended September 30, 2012, respectively, and (17.8) percent and (7.7) percent for the three and nine months ended September 30, 2011, respectively. The tax rate in each of the periods reflects expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates and indefinitely reinvested as well as the impact of certain prior years’ tax items.

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

Current Economic Environment/Outlook

During the third quarter of 2012 cardmember spending volumes continued to grow in the United States and internationally, and across all of American Express’ businesses. The rate of growth was, however, slower than in the first half of the year, reflecting in part the impact of a challenging global economic environment.

Competition remains extremely intense across all of American Express’ businesses, and the global economic environment remains very uneven. American Express expects that it will take some time for the U.S. economy to get back onto a steady, upward growth track. Moreover, in the absence of legislative action, there continues to be growing concerns about the potential impact of the “fiscal cliff” arising from scheduled federal spending cuts and tax increases set for the end of 2012. Also, the failure of the U.S. Congress to renew legislation regarding American Express’ active financing income could increase its effective tax rate and have an adverse impact on net income in 2013 and beyond. The current instability in Europe could further adversely affect global economic conditions, including continued pressure on consumer and corporate confidence and spending, and disruptions of the debt, equity and foreign exchange markets.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased $29 million or 10 percent for the nine months ended September 30, 2012 as compared to the same period in 2011. The year-over-year decrease is primarily due to a higher provision for losses, interest expense, and other, net expense, partially offset by higher discount revenues earned from purchased cardmember receivables and loans and income tax benefit.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine months ended September 30:

(Millions)	2012	2011
Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$53	$ 43
Discount rates	31	(41)

Total	$84	$ 2

Interest income from affiliates:
Average loans to affiliates	$21	$ 28
Interest rates	(16)	9

Total	$5	$ 37

Interest income from investments:
Average investments outstanding	$(2)	$ (21)
Interest rates	4	(3)

Total	$2	$ (24)

Finance revenue:
Average cardmember loans outstanding	$3	$ (6)
Interest rates	1	4

Total	$4	$ (2)

Interest expense:
Average debt outstanding	$74	$ —
Interest rates	(29)	94

Total	$45	$ 94

Interest expense to affiliates:
Average debt outstanding	$—	$ (1)
Interest rates	7	(2)

Total	$7	$ (3)

Discount revenue earned on purchased cardmember receivables and loans

Discount revenue increased 26 percent or $84 million to $405 million for the nine months ended September 30, 2012, as compared to $321 million for the same period in 2011, primarily due to an increase in the volume of receivables purchased. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of 2 basis points to 0.27 percent for the nine months ended September 30, 2012 from 0.25 percent for the same period in 2011. Volume of cardmember receivables and loans purchased for the nine months ended September 30, 2012 increased 17 percent to $152 billion from $130 billion for the same period in 2011.

Interest income from affiliates

Interest income from affiliates increased 1 percent or $5 million to $381 million for the nine months ended September 30, 2012, as compared to $376 million for the same period in 2011. The average loan balances with affiliates were $11.4 billion and $10.8 billion for the nine months ended September 30, 2012 and 2011, respectively. The effective annualized interest rate charged to affiliates decreased 19 basis points to 4.45 percent for the nine months ended September 30, 2012 from 4.64 percent for the same period in 2011.

Interest income from investments

Interest income from investments increased 50 percent or $2 million to $6 million for the nine months ended September 30, 2012 as compared to $4 million for the same period in 2011. The increase was primarily driven by higher effective annualized interest rates, partially offset by lower average investment balances.

Finance revenue

Finance revenue increased 14 percent or $4 million to $32 million for the nine months ended September 30, 2012, as compared to $28 million for the same period in 2011. The year-over-year increase was driven by increases in the average cardmember loan balance outstanding and the effective annualized rates.

Provisions for losses

The provisions for losses increased over 100 percent or $63 million to $106 million for the nine months ended September 30, 2012, as compared to $43 million for the same period in 2011. The increase was primarily driven by an increase in the volume of cardmember receivables purchased and a release in reserves in the third quarter of 2011 due to a change in accounting estimate for certain charge card products.

The change in accounting estimate in 2011 related to a refinement in the reserving methodology for the Corporate Purchasing Card (CPC) receivables. The CPC receivables, included in Credco’s Global Commercial Services (GCS) cardmember receivables, is a GCS product that allows commercial organizations to expeditiously make low dollar, high volume purchases.

Historically, the CPC product had write-off rates that were at times unpredictable, unlike the GCS cardmember receivables portfolio. During a periodic evaluation in the third quarter of 2011, it was determined that the loss event scenario in the CPC portfolio was expected to be similar to the GCS cardmember receivables portfolio. As a result, Credco refined its CPC reserve methodology to align with the methodology applied across the GCS cardmember receivables portfolio. In accordance with Accounting Standards Codification (ASC) 250-10-45, Accounting Changes and Error Corrections, the refinement was accounted for as a change in accounting estimate. The impact of the change was a reduction of approximately $26 million in reserves and provision for losses for the GCS cardmember receivables portfolio.

Interest expense

Interest expense increased 9 percent or $45 million to $555 million for the nine months ended September 30, 2012, as compared to $510 million for the same period in 2011. This was primarily due to an increase in the volume of average debt outstanding, which increased 15 percent to $23 billion for the nine months ended September 30, 2012, as compared to $20 billion for the same period in 2011, partially offset by a decrease in effective annualized interest rates of 17 basis points to 3.28 percent for the nine months ended September 30, 2012, from 3.45 percent for the same period in 2011.

Interest expense to affiliates

Interest expense to affiliates increased 78 percent or $7 million to $16 million for the nine months ended September 30, 2012, as compared to $9 million for the same period in 2011. This was primarily driven by the effective annualized interest rate on average debt to affiliates, which increased 22 basis points to 0.48 percent for the nine months ended September 30, 2012, as compared to 0.26 percent for the same period in 2011, partially offset by a decrease in the average debt outstanding to affiliates of 6 percent to $4.4 billion for the nine months ended September 30, 2012, from $4.7 billion for the same period in 2011.

Other, net expenses

The benefit recorded in other, net expenses decreased $39 million to a benefit of $68 million for the nine months ended September 30, 2012, from a benefit of $107 million for the nine months ended September 30, 2011. The decrease was primarily due to a hedge ineffectiveness loss in 2012 as compared to a hedge ineffectiveness gain in 2011, which decreased a benefit in other, net expenses by $32 million. Other, net expenses include forward points gains of $93 million and $102 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the nine months ended September 30, 2012 and 2011 were (23.7) percent and (7.7) percent, respectively. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed. Refer to “Forward-Looking Statements” below for further discussion of this provision. In addition, the tax rate for each of the periods reflects the impact of certain prior years’ tax items.

Cardmember Receivables and Cardmember Loans

As of September 30, 2012 and December 31, 2011, Credco owned $17.4 billion and $12.8 billion, respectively, of gross cardmember receivables. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) in conjunction with TRS’ securitization program. As of September 30, 2012 and December 31, 2011, CRC owned approximately $7 billion and $3 billion, respectively, of such participation interests.

Gross cardmember receivables owned as of September 30, 2012 increased approximately $4.6 billion from December 31, 2011, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (AEIT) during the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, Credco owned gross cardmember loans totaling $424 million and $411 million, respectively. These loans consist of certain interest-earning receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of or for the nine months ended September 30:

(Millions, except percentages and where otherwise noted)	2012	2011
Total gross cardmember receivables	$17,386	$ 12,667
Loss reserves – cardmember receivables	$99	$ 72
Loss reserves as a % of receivables	0.57%	0.57%
Average life of cardmember receivables (in days)(a)	29	30
U.S. Consumer and Small Business gross cardmember receivables	$6,516	$ 2,974
30 days past due as a % of total	1.24%	1.70%
Average receivables	$4,474	$ 3,740
Write-offs, net of recoveries	$45	$ 38
Net write-off rate(b)	1.34%	1.36%
International and Global Commercial gross cardmember receivables	$10,870	$ 9,693
90 days past billing as a % of total	0.71%	0.74%
Write-offs, net of recoveries	$69	$ 54
Net loss ratio(c)	0.07%	0.04%

(a)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the nine month periods indicated.

(c)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates

Credco’s loans to affiliates represent floating rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS.

The components of loans to affiliates as of September 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
American Express Australia Limited	$3,727	$ 3,884
American Express Services Europe Limited	3,034	2,849
Amex Bank of Canada	2,648	2,725
American Express Company	2,426	895
American Express Co. (Mexico) S.A. de C.V.	514	455
American Express Bank (Mexico) S.A.	400	355
American Express International, Inc.	108	274

Total(a)	$12,857	$ 11,437

(a)

As of September 30, 2012, Credco had $12.9 billion of outstanding loans to affiliates, of which approximately $6.4 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $6.5 billion were uncollateralized loans primarily with affiliated banks and American Express Company. As of December 31, 2011, Credco had $11.4 billion of outstanding loans to affiliates, of which approximately $6.6 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $4.8 billion were uncollateralized loans primarily with affiliated banks.

Due from/to Affiliates

As of September 30, 2012 and December 31, 2011, amounts due from affiliates were $1.8 billion and $5.7 billion, respectively. As of September 30, 2012 and December 31, 2011, amounts due to affiliates were $0.5 billion and $1.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of September 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
AE Exposure Management Ltd.	$2,141	$ 2,477
American Express Europe Limited	1,075	764
American Express Swiss Holdings	311	258
American Express Holdings (Netherlands) C.V.	226	225
National Express Company, Inc.	135	155
Other	173	156

Total	$4,061	$ 4,035

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $104 million and $95 million for the nine months ended September 30, 2012 and 2011, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Credco’s funding strategy for 2012 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $4.9 billion of unsecured long-term debt that will mature during the next 12 months.

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

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	A-	Stable

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. Credco’s commercial paper outstanding was stable throughout 2012. As of September 30, 2012 and December 31, 2011, Credco had $0.3 billion and $0.6 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.4 billion and $0.6 billion during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

Credco’s total back-up liquidity coverage, which consists of its undrawn committed bank facilities, was 67 percent and 62 percent of net short-term borrowings, including short-term debt to affiliates, as of September 30, 2012 and December 31, 2011, respectively. The undrawn committed bank credit facilities were $3.0 billion and $2.9 billion as of September 30, 2012 and December 31, 2011, respectively.

The following table presents selected statistics regarding Credco’s commercial paper balances outstanding as of:

(Billions)

Period	Ending	Average	Minimum	Maximum
Q3’12	$0.3	$0.4	$0.3	$ 0.5
Q2’12	0.5	0.5	0.3	0.7
Q1’12	0.4	0.4	0.3	0.7

Q4’11	0.6	0.5	0.3	0.8
Q3’11	0.8	0.7	0.4	0.9
Q2’11	0.7	0.7	0.5	0.8
Q1’11	0.8	0.7	0.4	0.9

Q4’10	0.6	0.8	0.5	1.0
Q3’10	0.9	1.0	0.8	1.2
Q2’10	1.4	0.9	0.8	1.4
Q1’10	0.9	0.8	0.6	1.0

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of September 30, 2012 and December 31, 2011:

(Billions)	2012	2011
Long-term debt outstanding	$24.2	$ 21.2
Average long-term debt	$22.0	$ 19.5

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. During the third quarter of 2012, Credco issued an incremental $750 million of senior unsecured debt from its U.S. shelf registration as part of a reopening of an existing $1.25 billion series of notes that were issued during the second quarter of 2012 with a maturity of three years and a coupon of 1.75 percent. As of September 30, 2012 and December 31, 2011, Credco had $15.5 billion and $12.3 billion of debt securities outstanding, respectively, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. It allows for a maximum aggregate principal amount of debt instruments outstanding at any one time of $50 billion. During the nine months ended September 30, 2012, no notes were issued under this program. As of September 30, 2012 and December 31, 2011, $1.2 billion and $1.7 billion, respectively, was outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.3 billion (AUD $6.0 billion). During the nine months ended September 30, 2012, no notes were issued under this program. As of September 30, 2012 and December 31, 2011, the entire amount of approximately $6.3 billion and $6.1 billion, respectively, of notes were available for issuance under this program and no notes were outstanding.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.6 billion (CAD $3.5 billion) of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. This shelf registration for this program expired on June 27, 2012 and was subsequently renewed on August 9, 2012. All notes issued by AECCC under this shelf registration are guaranteed by Credco. For the nine months ended September 30, 2012, no notes were issued under this program. As of September 30, 2012 and December 31, 2011, AECCC had $2.3 billion and $2.2 billion, respectively, outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of September 30, 2012, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During the nine months ended September 30, 2012 and 2011, Credco paid $297 million and $764 million, respectively, of cash dividends to TRS. Excluding a one time dividend payment of $500 million in the third quarter of 2011 to maintain the appropriate level of capital with a reduced asset base, the increase in the amount of dividends is primarily driven by higher levels of net income from periods prior to the third quarter of 2012 as compared to net income from comparable periods prior to the third quarter of 2011. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of September 30, 2012, Credco had $4.9 billion of unsecured long-term debt that will mature within 12 months.

As of September 30, 2012, Credco had cash and cash equivalents of approximately $178 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs are dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7.7 billion of committed syndicated bank credit facilities as of September 30, 2012, of which the amount outstanding (drawn) was $4.7 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2014	$ 2.1
2015	3.0
2016	2.6

Total	$ 7.7

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of at least a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.38 for the nine months ended September 30, 2012. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2012 was 4.16.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Third Quarter 2012 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2011 and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: November 6, 2012	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 6, 2012	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President and Chief Accounting Officer

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