Form 10-K
period 2012-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2013-03-08
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 8, 2013, 1,504,938 shares were outstanding.

Documents incorporated by reference: None

i

PART I1

Item 1.	BUSINESS

Introduction

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly owned subsidiary of American Express. Both American Express and TRS are bank holding companies.

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

American Express Card Business

American Express is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. American Express’ principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world.

American Express’ products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies and large corporations. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from cardmember purchases. TRS charges a fee, the “merchant discount,” to the merchant that reflects the value that is delivered to the merchant and the investments made in providing that value. Value is delivered to the merchant in a variety of ways, including through higher spending cardmembers relative to users of cards issued on competing card networks, product and network features and functionality, marketing expertise and programs, information services, fraud prevention services, dedicated client management group and other investments that enhance the value propositions associated with acceptance of the card. When establishing the merchant discount rate, consideration is also given to a number of other factors, such as industry-specific requirements, estimated charge volume and payment terms.

The charge card, which is marketed in the United States and many other countries and generally carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors, including a cardmember’s current spending patterns, payment history, credit record and financial resources. Charge cards generally require payment by the cardmember of the full amount billed each month. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset spending limit and pay-in-full nature of these products attract high-spending cardmembers. In addition to charge cards, TRS and its subsidiaries and licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, interest rate and fee structures.

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

American Express’ card businesses are subject to extensive regulation. In the United States, the business is subject to a number of federal laws and regulations, including:

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

•

The Electronic Funds Transfer Act (which, among other things, governs disclosures and settlement of transactions for electronic funds transfers and customer rights and liability arising from the use of ATMs and other electronic banking services and, after the enactment of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Reform Act), imposes a cap on debit card interchange fees and prohibits exclusivity arrangements for payment card networks);

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act) (which prohibits certain acts and practices in connection with consumer credit card accounts);

•	The Consumer Financial Protection Act of 2010 (Title X of the Dodd-Frank Reform Act) (which provides for the creation of the Consumer Financial Protection Bureau);

•	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages);

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

In the United States, certain applicable federal and state privacy, data protection and information security laws, rules and regulations govern the collection, use, sharing and safeguarding of customer information by financial institutions, including certain requirements related to security breach notification. Other countries in which American Express operates, including those in the European Union, also have certain applicable privacy, data protection and information security laws, rules and regulations that govern the collection, use, sharing and safeguarding of customer information by financial institutions, in some cases more stringent than the requirements in the United States. U.S. federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries in which American Express operates have significant consumer credit protection and disclosure laws (in certain cases more stringent than the laws in the United States). The bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (Patriot Act), with regard to maintaining effective anti-money laundering programs.

General Nature of Credco’s Business

As noted above, Credco engages in the business of financing the cardmember receivables and loans of its affiliates. The use of a centralized funding source for assets originated by affiliated entities is utilized by other large corporations like American Express, providing operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results remain separate from other sources of volatility and risk inherent in the businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. The separation of Credco from American Express and its other affiliates also allows American Express to provide Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express affiliates. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. Refer to Exhibit 12.1 for fixed charge coverage ratio calculation.

The agreements for the purchase and sale of card receivables (receivables agreements) between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectibility). Credco considers its expenses (such as interest costs, expected credit losses and any applicable service fees) in the calculation of the discount rate at which Credco offers to purchase receivables as well as the margin it requires to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 24.

Credco funds, either directly or indirectly through its consolidated subsidiaries, cardmember receivables and loans of its American Express affiliates primarily in one or more of the following ways:

•	purchases, without recourse, of cardmember receivables and loans directly from issuers of American Express cards (card issuers);

•	purchase participation interests from American Express Receivables Financing Corporation V LLC (RFC V);

•	purchase participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII);

•	unsecured loans provided to affiliates, primarily American Express banking subsidiaries; and

•	loans provided to affiliates that are collateralized by the underlying cardmember receivables and loans transferred with recourse.

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

In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from RFC V and RFC VIII, wholly owned subsidiaries of TRS that receive undivided, pro rata interests in cardmember receivables transferred to the American Express Issuance Trust (the Charge Trust) and American Express Issuance Trust II (the Charge Trust II) by TRS, collectively referred to as the Charge Trusts. TRS and its subsidiaries originate the receivables. The Charge Trusts are special-purpose entities that are consolidated by TRS.

Cardmember loans are primarily funded by subsidiaries of TRS other than Credco, although certain cardmember loans are purchased by Credco. These cardmember loans consist of certain interest-bearing and discounted revolving loans generated by cardmember spending on American Express credit cards issued in non-U.S. markets.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds cardmember receivables and cardmember loans in Canada primarily through loans to Amex Bank of Canada, the card issuer and a wholly owned subsidiary of TRS. In Australia and the United Kingdom, Credco funds cardmember receivables and cardmember loans principally through transfers of receivables with recourse from card issuers, which are wholly owned subsidiaries of TRS. In Mexico, Credco funds cardmember receivables by acquiring such receivables with recourse from American Express Company (Mexico) and funds cardmember loans through loans to American Express Bank (Mexico), both of which are wholly owned subsidiaries of TRS. These local funding strategies result in Credco recording additional loans to affiliates.

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

Current Economic Environment/Outlook

American Express’ results for 2012 continued to reflect strong spending growth and credit performance in both the United States and internationally. The rate of growth was, however, slower than in the prior year, reflecting in part the impact of a challenging global economic environment.

Competition remains extremely intense across American Express’ businesses. In addition, the global economic environment remains uneven. While American Express’ business is diversified, any impact of potential U.S. income tax law changes and continued budget and debt ceiling discussions in Washington remains uncertain. In addition, the current instability in Europe could further adversely affect global economic conditions, including continued pressure on consumer and corporate confidence and spending, and cause disruptions of the debt, equity and foreign exchange markets.

Volume of Business

The following table shows substantially all cardmember receivables and cardmember loans purchased by Credco during each of the years indicated, together with cardmember receivables and cardmember loans owned by Credco as of the end of such years:

(Billions)
	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,(a)			Gross Receivables and Loans Owned as of December 31,

Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
2012	$160	$42	$202	$ 12	$4	$ 16
2011	131	40	171	10	3	13
2010	124	35	159	10	3	13
2009	86	32	118	7	3	10
2008	204	38	242	8	3	11

(a)

In addition to the above activity, Credco also purchased new groups of cardmember receivables, resulting from participation interests purchased from affiliates, totaling $7.5 billion, $2.7 billion, $3.6 billion, $1.8 billion and $1.9 billion in 2012, 2011, 2010, 2009 and 2008, respectively.

The increase in volumes of receivables and loans purchased during 2012, when compared to 2011, is primarily due to the increase in purchases resulting from higher cardmember spending in 2012 compared to 2011.

Cardmember Receivables and Cardmember Loans

As of December 31, 2012 and 2011, Credco owned $15.4 billion and $12.8 billion, respectively, of gross cardmember receivables. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are CRC’s purchases of the participation interests from RFC V and RFC VIII in conjunction with TRS’ securitization program. As of December 31, 2012 and 2011, CRC owned approximately $4.6 billion and $3.0 billion, respectively, of such participation interests.

Gross cardmember receivables owned as of December 31, 2012 increased approximately $2.6 billion from December 31, 2011, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the Charge Trusts as well as increased cardmember spending for the year ended December 31, 2012.

As of December 31, 2012 and 2011, Credco owned gross cardmember loans totaling $462 million and $411 million, respectively. These loans consist of certain interest-earning receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio for the years ended December 31:

(Millions, except percentages)	2012	2011	2010	2009	2008
Total gross cardmember receivables(a)	$15,362	$12,807	$12,373	$9,893	$ 10,859
Loss reserves — cardmember receivables	$83	$71	$112	$141	$204
Loss reserves as a % of receivables(a)(d)	0.5%	0.6%	0.9%	1.4%	1.9%
Average life of cardmember receivables (# in days)(b)	29	30	29	29	33

U.S. Consumer and Small Business gross cardmember receivables(a)	$4,464	$2,843	$3,497	$2,744	$ 2,444
30 days past due as a % of total	1.0%	1.4%	1.2%	1.5%	2.6%
Average receivables	$4,790	$3,499	$3,860	$1,899	$ 11,413
Write-offs, net of recoveries	$59	$47	$54	$54	$ 1,047
Net write-off rate(a)(c)	1.2%	1.3%	1.4%	2.9%	9.2%

International and Global Commercial gross cardmember receivables(d)	$10,898	$9,964	$8,876	$7,149	$ 8,415
90 days past billing as a % of total(d)	0.8%	0.8%	0.9%	1.5%	2.8%
Write-offs, net of recoveries(d)	$88	$73	$115	$186	$ 146
Net loss ratio(d)(e)	0.06%	0.06%	0.10%	0.20%	0.12%

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

(e)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the years indicated.

Reserves for Cardmember Receivables and Cardmember Loans

The following table presents the changes in the reserve for losses related to cardmember receivables and loans:

Years Ended December 31, (Millions)	2012	2011	2010	2009	2008
Reserve for losses:
Balance, January 1	$76	$121	$160	$218	$ 841
Additions:
Provisions for losses	143	80	128	214	641
Other credits(a)	54	23	36	12	46
Deductions:
Accounts written off, net(b)(c)	150	122	179	263	1,204
Other charges(d)	35	26	24	21	106

Balance, December 31	$88	$76	$121	$160	$ 218

Reserve for losses as a % of gross cardmember receivables and loans owned at December 31	0.6%	0.6%	0.9%	1.5%	1.9%

(a)

Reserve balances applicable to new groups of cardmember receivables and loans purchased from TRS and certain of its subsidiaries and participation interests purchased from affiliates. New groups of cardmember receivables and loans purchased totaled $7.5 billion, $2.7 billion, $3.6 billion, $1.8 billion and $1.9 billion in 2012, 2011, 2010, 2009 and 2008, respectively.

(b)

Includes recoveries on accounts previously written off of $113 million, $102 million, $119 million, $75 million and $144 million in 2012, 2011, 2010, 2009 and 2008, respectively. Effective January 1, 2010, American Express revised the time period in which past due cardmember receivables for its International Card Services and Global Commercial Services segments are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance. This write-off methodology was adopted by Credco to revise the time period in which past due International and Global Commercial cardmember receivables are written off to when they are 180 days past due or earlier. Previously, International and Global Commercial Services cardmember receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the year ended December 31, 2010 included net write-offs resulting from this write-off methodology change.

(c)

The net write-offs for 2008 include approximately $257 million resulting from the 180 days write-off methodology change for U.S. Consumer and Small Business cardmember receivables discussed previously. The net write-offs for 2010 include write-offs resulting from the 180 days write-off methodology change for International and Global Commercial Services cardmember receivables.

(d)

Primarily relates to reserve balances applicable to certain groups of cardmember receivables and participation interests sold to affiliates. Cardmember receivables and participation interests sold to affiliates totaled $5.8 billion, $3.3 billion, $2.7 billion, $2.3 billion and $2.0 billion in 2012, 2011, 2010, 2009 and 2008, respectively.

Loans to Affiliates

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS.

The components of loans to affiliates as of December 31 were as follows:

(Millions)	2012	2011
American Express Australia Limited	$3,791	$ 3,884
American Express Services Europe Limited	3,040	2,849
Amex Bank of Canada	3,000	2,725
American Express Company	2,316	895
American Express Co. (Mexico) S.A. de C.V.	516	455
American Express Bank (Mexico) S.A.	401	355
American Express International, Inc.	114	274

Total(a)	$13,178	$ 11,437

(a)

As of December 31, 2012, Credco had $13.2 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $6.7 billion were uncollateralized loans primarily with affiliated banks and American Express Company. As of December 31, 2011, Credco had $11.4 billion of outstanding loans to affiliates, of which approximately $6.6 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $4.8 billion were uncollateralized loans primarily with affiliated banks.

Due from/to Affiliates

As of December 31, 2012 and 2011, amounts due from affiliates were $4.2 billion and $5.7 billion, respectively. As of December 31, 2012 and 2011, amounts due to affiliates were $2.0 billion and $1.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2012	2011
AE Exposure Management Ltd.	$2,535	$ 2,477
American Express Europe Limited	648	764
American Express Swiss Holdings	335	258
American Express Holdings (Netherlands) C.V.	226	225
National Express Company, Inc.	108	155
Other	244	156

Total	$4,096	$ 4,035

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $139 million and $127 million for the years ended December 31, 2012 and 2011, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Year	Weighted-Average Effective Interest Rate
2012	2.75%
2011	2.86%
2010	2.39%
2009	2.15%
2008	3.95%

Refer to Notes 5 and 9 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

Foreign Operations

Refer to Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

As of December 31, 2012 and 2011, Credco had 24 and 23 employees, respectively.

Item 1A.	RISK FACTORS

Based on the information currently known to it, Credco believes that the matters discussed below identify the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below. Additional risks and uncertainties not presently known to Credco or that Credco currently believes to be immaterial may also adversely affect Credco’s business and the trading price of its securities.

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

Ongoing concerns over elevated levels of unemployment, European sovereign debt, budget discussions in Washington, decelerating growth in China and geopolitical issues continue to impact global economies and markets. This environment and the uncertain expectations for an economic recovery have had, and may continue to have, an adverse effect on Credco, in part because it is very dependent upon consumer and business behavior. A prolonged period of slow economic growth or a deterioration in economic conditions could change customer behaviors further.

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

Political or economic instability in certain regions or countries could also affect American Express’ commercial or other lending activities, among other businesses, or result in restrictions on convertibility of certain currencies. In addition, travel-related spending, from which Credco derives a portion of its revenues, may be adversely affected by world geopolitical and other conditions and is sensitive to business and personal spending levels that tend to decline during general economic downturns.

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

Adverse currency fluctuations, foreign exchange controls and continued concerns regarding European sovereign debt and the continuation of the euro as a currency could decrease revenue Credco receives from its international operations.

During 2012, over 52 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and some of the revenue it generates outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in Credco’s net income. Furthermore, Credco may become subject to exchange control regulations that might restrict or prohibit the conversion of Credco’s other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues Credco receives from its international operations and have a material adverse effect on Credco’s business.

Concerns persist regarding the ability of certain European countries to continue to service their sovereign debt obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns may cause the value of the euro to fluctuate more widely than in the past and could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. If there is a significant devaluation of the euro and Credco is unable to hedge its foreign exchange exposure to the euro, the value of its euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in Credco’s financial statements. Similarly, the re-introduction of certain individual country currencies or the complete dissolution of the euro could adversely affect the value of Credco’s euro-denominated net monetary assets and liabilities. The re-introduction of individual currencies would require the card issuers to reconfigure their billing and other systems to reflect individual currencies in place of the euro. Implementing such changes could be costly and failures in the currency reconfiguration could cause disruptions in Credco’s normal business operations. In addition, foreign currency derivative instruments to hedge Credco’s market exposure to re-introduced currencies may not be immediately available or may not be available on terms that are acceptable to us.

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

Credco’s risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, compliance risk and reputational risk. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

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

Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the cardmember receivables and cardmember loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Credco’s ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Although delinquencies and charge-offs declined in 2012, we believe we are experiencing historical lows in these rates and they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect Credco’s profitability and may increase Credco’s cost of funds. In addition, Credco’s ability to recover amounts due on receivables that it has previously written off may be limited, which could have a negative impact on its revenues.

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

Finally, Credco must also manage the operational and compliance risks to which it is exposed. Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement; a failure to monitor an outsource partner’s compliance with a service level agreement; or a failure to adequately monitor and control access to data in the systems Credco grants to third-party service providers. As processes are changed, or new products and services are introduced, Credco may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose Credco to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

Credco is an indirect wholly owned subsidiary of American Express and therefore subject to strategic decisions of American Express and affected by American Express’ performance.

Credco is fundamentally affected by its relationship with American Express. As an indirect wholly owned subsidiary of American Express, Credco is managed by officers and employees of American Express and Credco is subject to a wide range of possible strategic decisions that American Express may make from time to time. Those strategic decisions could include the level and types of financing Credco provides to support the business of American Express and its other subsidiaries and the level and types of transactional or other support made available to Credco by American Express. In addition, circumstances affecting American Express can significantly affect Credco. For example, Credco’s debt ratings are closely tied to those of American Express, and when rating agencies take actions regarding American Express’ ratings, they may take the same actions with respect to Credco’s ratings. Significant changes in American Express’ strategy or its relationship with Credco or material adverse changes in the performance of American Express or its other subsidiaries could have a material adverse effect on Credco. The outstanding debt and other securities of Credco are not obligations of American Express, TRS or other American Express subsidiaries.

Credco is an indirect wholly owned subsidiary of American Express and any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.

Credco is an indirect wholly owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables purchase agreements between Credco, on the one hand, and each of the Banks and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer with recourse of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectibility). While there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.

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

The Dodd-Frank Reform Act, as well as regulations promulgated thereunder, may continue to have a significant adverse impact on American Express’ business, results of operations and financial condition by, for example, requiring American Express to change its business practices, requiring American Express to comply with more stringent capital, liquidity and leverage ratio requirements, limiting American Express’ ability to pursue business opportunities, imposing additional costs on American Express (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), limiting the fees American Express can charge for services and impacting the value of American Express’ assets, and increasing the collateral posting requirements on interest rate and currency swaps Credco enters.

The Dodd-Frank Reform Act has resulted in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the Consumer Financial Protection Bureau (CFPB). The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and enforce those laws against and examine large financial institutions like American Express, Centurion Bank and FSB for compliance. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities.

In October 2012, American Express announced that it reached settlements with several bank regulators to resolve reviews of certain aspects of American Express’ U.S. consumer card practices for compliance with certain consumer protection laws and regulations. Similar settlements were reached with several of American Express’ subsidiaries, including Centurion Bank, FSB and TRS. The American Express entities agreed to pay civil money penalties totaling $27.5 million and American Express, through its subsidiaries, established a restricted fund pool totaling $85 million for customer refunds (subject to adjustment depending on the ultimate amount of the refunds). The majority of those refunds are related to debt collection practices and late fee charges. In connection with the settlements, ongoing discussions with regulators and American Express’ own internal reviews, American Express and its subsidiaries have made and continue to make changes to certain of its card practices and products, which have resulted, and are likely to continue to result, in additional restitution to cardmembers and may result in additional regulatory actions, which could include civil money penalties. Further action by the CFPB or other banking regulators could result in significant reputational harm or fines, or may prevent American Express from engaging in certain business activities that would otherwise be permitted.

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

Ongoing legal proceedings regarding American Express Company’s non-discrimination and honor-all-cards provisions in merchant contracts could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to American Express’ global reputation and brand.

The U.S. Department of Justice (DOJ) and certain states’ attorneys general have brought an action against American Express alleging that the provisions in American Express’ card acceptance agreements with merchants that prohibit merchants from discriminating against American Express’ card products at the point of sale violate the U.S. antitrust laws. Visa, Inc. (Visa) and MasterCard International Inc. (MasterCard), which were also defendants in the DOJ and states action, entered into a settlement and have been dismissed as parties pursuant to that agreement, which was approved by the Court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. In addition, American Express is a defendant in a number of actions, including proposed class actions filed by merchants that challenge American Express’ non-discrimination and honor-all-cards provisions in its merchant contracts. An adverse outcome in any of these proceedings against American Express could materially and adversely impact the profitability of American Express, require it to change its merchant agreements in a way that could expose American Express’ card products to steering, selective acceptance or other forms of discrimination at the point of sale that would impair American Express’ Cardmembers’ experience, threaten the imposition of substantial monetary damages, and/or damage American Express’ global reputation and brand. Even if American Express were not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to American Express’ business practices and materially and adversely impact American Express’ profitability and affect Credco’s business of funding American Express card receivables and revolving loans.

Tax legislation initiatives or challenges to American Express’ tax positions could adversely affect its results of operations and financial condition.

American Express operates in jurisdictions throughout the world. As such, American Express is subject to tax laws and regulations of the United States federal, state and local governments, and of various foreign jurisdictions. From time to time, legislative initiatives may be proposed, such as proposals for fundamental tax reform in the United States, that may impact American Express’ effective tax rate and could adversely affect its tax positions and/or its tax liabilities. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that American Express’ historical tax positions will not be challenged by relevant tax authorities or that American Express would be successful in defending its position in connection with any such challenge.

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

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by federal bank regulators relating to certain credit and charge card practices, and the impact of the Dodd-Frank Reform Act, which is subject to further extensive rulemaking, the implications of which are not fully known at this time;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•	the impact on American Express’ business resulting from continuing geopolitical uncertainty;

•

the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the DOJ and certain states’ attorneys general); and

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes.

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

American Express, through its wholly owned subsidiary, TRS, owns all of the outstanding common stock of Credco. Therefore, there is no market for Credco’s common stock.

Credco paid cash dividends of $368 million and $865 million to TRS in 2012 and 2011, respectively. For information about limitations on Credco’s ability to pay dividends, refer to Note 6 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the years ended December 31:

(Millions)	2012	2011	2010	2009	2008
Income Statement Data
Revenues	$1,088	$984	$980	$1,215	$ 3,230
Provisions for losses, net of recoveries	143	80	128	214	641
Interest expense (including to affiliates)	749	707	598	629	1,618
Income tax (benefit) provision	(51)	(48)	(24)	8	132
Net income	339	397	348	362	864
Balance Sheet Data
Cash and cash equivalents	$275	$480	$988	$304	$ 8,855
Gross cardmember receivables	15,362	12,807	12,373	9,893	10,859
Reserves for losses, cardmember receivables	83	71	112	141	204
Gross cardmember loans	462	411	380	474	498
Reserves for losses, cardmember loans	5	5	9	19	14
Loans to affiliates	13,178	11,437	10,987	10,127	11,726
Investment securities	—	—	—	2,039	3,084
Total assets	33,795	31,141	29,221	29,016	39,265
Short-term debt (including due to affiliates)	4,114	4,669	4,426	4,910	15,684
Long-term debt	23,986	21,164	18,983	19,478	20,010
Shareholder’s equity	3,168	3,131	3,563	3,381	3,033
Cash dividends	368	865	260	400	580

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

Refer to Note 1 to the Consolidated Financial Statements for a summary of Credco’s significant accounting policies referenced, as applicable, to other financial statement footnotes. Certain of Credco’s accounting policies that require significant management assumptions and judgments are set forth below.

RESERVES FOR CARDMEMBER LOSSES

Reserves for cardmember losses represent management’s best estimate of the probable losses inherent in Credco’s outstanding portfolio of cardmember loans and receivables as of the balance sheet date.

In estimating these losses management uses statistical models that take into account several factors, including loss migration rates, historical losses and recoveries, portfolio specific risk indicators, current risk management initiatives and concentration of credit risk. Management also considers other external environmental factors in establishing reserves for cardmember losses.

The process of estimating these reserves requires a high degree of judgment. To the extent historical credit experience updated for external environmental trends is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for cardmember losses.

As of December 31, 2012, an increase (decrease) in write-offs equivalent to 20 basis points of cardmember loans and receivables balances at such date would increase (decrease) the provision for cardmember losses by approximately $32 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provision for cardmember losses. It does not represent management’s expectations for write-offs in the future, nor does it include how other portfolio factors such as loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for cardmember losses and the corresponding impact on the provision for cardmember losses.

FAIR VALUE MEASUREMENT

Credco holds derivative instruments that are carried at fair value on the Consolidated Balance Sheets. Credco’s primary derivative instruments are interest rate swaps, foreign currency forward agreements and cross-currency swaps.

Management makes assumptions and judgments when estimating the fair values of these financial instruments.

In accordance with fair value measurement and disclosure guidance, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The disclosure guidance establishes a three-level hierarchy of inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3). Credco does not have any Level 3 assets measured on a recurring basis. Refer to Note 2 in the Consolidated Financial Statements.

The fair value of Credco’s derivative instruments is estimated by using either a third-party valuation service that uses proprietary pricing models, or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. Credco reaffirms its understanding of the valuation techniques used by a third-party valuation service at least annually.

To mitigate credit risk arising from Credco’s derivative instruments, counterparties are required to be pre-approved and rated as investment grade. In addition, Credco manages certain counterparty credit risks by exchanging cash and noncash collateral under executed credit support agreements. The noncash collateral does not reduce the derivative balance reflected in the other assets line but effectively reduces risk exposure as it is available in the event of counterparty default. Based on the assessment of credit risk of Credco’s derivative counterparties, Credco does not have derivative positions that warrant credit valuation adjustments.

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

Funding Strategy

American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions, or from any one type of debt, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

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

Credco’s funding strategy for 2013 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $4.9 billion of unsecured long-term debt that will mature during the next 12 months.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2012 and 2011, Credco had nil and $0.6 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.4 billion and $0.6 billion for the years ended December 31, 2012 and 2011, respectively.

Credco’s total back-up liquidity coverage, which consists of its undrawn committed bank facilities, was 73 percent and 62 percent of net short-term borrowings, including short-term debt to affiliates, as of December 31, 2012 and 2011, respectively. The undrawn committed bank credit facilities were $3.0 billion and $2.9 billion as of December 31, 2012 and 2011, respectively.

The following table presents selected statistics regarding Credco’s commercial paper balances outstanding as of:

(Billions)

Period	Ending	Average(a)	Minimum	Maximum
Q4’12	$—	$0.3	$—	$ 1.0
Q3’12	0.3	0.4	0.3	0.5
Q2’12	0.5	0.5	0.3	0.7
Q1’12	0.4	0.4	0.3	0.7

Q4’11	0.6	0.5	0.3	0.8
Q3’11	0.8	0.7	0.4	0.9
Q2’11	0.7	0.7	0.5	0.8
Q1’11	0.8	0.7	0.4	0.9

Q4’10	0.6	0.8	0.5	1.0
Q3’10	0.9	1.0	0.8	1.2
Q2’10	1.4	0.9	0.8	1.4
Q1’10	0.9	0.8	0.6	1.0

(a)	Based on monthly averaging.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of December 31:

(Billions)	2012	2011
Long-term debt outstanding	$24.0	$ 21.2
Average long-term debt	$22.4	$ 19.5

Refer to Note 5 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.

Credco has the ability to issue debt securities under shelf registrations filed with the SEC. The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. As of December 31, 2012 and 2011, Credco had $15.5 billion and $12.3 billion of debt securities outstanding, respectively, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. During 2012, no notes were issued under this program. As of December 31, 2012 and 2011, $1.2 billion and $1.7 billion, respectively, was outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.2 billion (AUD $6.0 billion). During 2012, no notes were issued under this program. As of December 31, 2012 and 2011, approximately $6.2 billion and $6.1 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil for both periods.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.5 billion (CAD $3.5 billion) of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. During 2012, no notes were issued under this program. As of both December 31, 2012 and 2011, AECCC had $2.2 billion outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

Credco’s 2012 debt issuances were as follows:

(Billions)	Amount
American Express Credit Corporation:
Fixed Rate Senior Notes (coupon of 1.75 percent)	$ 2.0
Fixed Rate Senior Notes (coupon of 2.375 percent)	1.5
Floating Rate Senior Note (3-month LIBOR plus 110 basis points)	0.8

Total	$ 4.3

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of December 31, 2012, management believes Credco is in compliance with all restrictive covenants contained in its debt agreements. During 2012 and 2011, Credco paid $368 million and $865 million, respectively, of cash dividends to TRS. Excluding a one-time dividend payment of $500 million in the third quarter of 2011 to maintain the appropriate level of capital with a reduced asset base, the amount of dividends remained flat due to similar levels of net income from periods prior to the fourth quarter of 2012 as compared to net income from comparable periods prior to the fourth quarter of 2011. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

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

Credco manages this objective by regularly accessing capital through its various funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of cardmember receivables through sales of receivables to TRS for securitization by RFC V, RFC VIII and the Charge Trusts, as well as committed bank facilities.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash, as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of December 31, 2012, Credco had $4.9 billion of unsecured long-term debt that will mature within 12 months.

As of December 31, 2012, Credco had cash and cash equivalents of approximately $275 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs are dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7.7 billion of committed syndicated bank credit facilities as of December 31, 2012, of which the amount outstanding (drawn) was $4.7 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2014	$ 2.1
2015	3.0
2016	2.6

Total	$ 7.7

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	Credco	American Express
2012	1.38	3.78
2011	1.49	3.89
2010	1.54	3.39

Credco’s committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

In consideration of all its funding sources, Credco believes it would have access to liquidity to satisfy all maturing obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Certain Off-Balance Sheet Arrangements

To mitigate counterparty credit risk related to derivatives, Credco accepted noncash collateral in the form of a security interest in U.S. Treasury securities from its derivatives counterparties with a fair value of $242 million as of December 31, 2012, none of which was sold or repledged.

Results of Operations

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income decreased $58 million or 15 percent to $339 million for the year ended December 31, 2012, as compared to $397 million for the same period in 2011. The year-over-year decrease is primarily due to higher provision for losses, higher interest expense and lower benefit in other, net expenses, partially offset mainly by higher discount revenue earned from purchased cardmember receivables and loans.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts as of December 31:

(Millions)	2012	2011
Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$82	$ 32
Discount rates	26	(40)

Total	$108	$ (8)

Interest income from affiliates:
Average loans to affiliates	$18	$ 47
Interest rates	(29)	(8)

Total	$(11)	$ 39

Interest income from investments:
Average investments outstanding	$(2)	$ (26)
Interest rates	4	—

Total	$2	$ (26)

Finance revenue:
Average cardmember loans outstanding	$4	$ (5)
Interest rates	1	4

Total	$5	$ (1)

Interest expense:
Average debt outstanding	$95	$ 6
Interest rates	(59)	107

Total	$36	$ 113

Interest expense to affiliates:
Average debt outstanding	$(1)	$ (2)
Interest rates	7	(2)

Total	$6	$ (4)

Discount revenue earned from purchased cardmember receivables and loans

Discount revenue increased 25 percent or $108 million to $543 million for 2012, as compared to $435 million for 2011, primarily due to an increase in the volume of receivables purchased and the discount rates. Volume of cardmember receivables and loans purchased in 2012 increased 19 percent to $203 billion from $171 billion in 2011. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of 1 basis point to 0.26 percent in 2012 from 0.25 percent in 2011.

Interest income from affiliates

Interest income from affiliates decreased 2 percent or $11 million to $494 million for 2012, as compared to $505 million for 2011. The average loan balances with affiliates were $11.6 billion and $11.2 billion for the years ended December 31, 2012 and 2011, respectively. The effective annualized interest rate charged to affiliates decreased 26 basis points to 4.25 percent for 2012 from 4.51 percent for 2011.

Interest income from investments

Interest income from investments increased 33 percent or $2 million to $8 million for 2012, as compared to $6 million for 2011. The increase was primarily driven by higher effective annualized interest rates, partially offset by lower average investment balances.

Finance revenue

Finance revenue increased 13 percent or $5 million to $43 million for 2012, as compared to $38 million for 2011. The year-over-year increase was driven by increases in the average cardmember loan balance outstanding and the effective annualized rates.

Provisions for losses

The provisions for losses increased 79 percent or $63 million to $143 million for 2012, as compared to $80 million for 2011. The increase was primarily driven by an increase in the volume of cardmember receivables purchased and a release in reserves in the third quarter of 2011 due to a change in accounting estimate for certain charge card products.

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

Interest expense

Interest expense increased 5 percent or $36 million to $731 million for 2012 as compared to $695 million for 2011. This was primarily due to an increase in the volume of average debt outstanding, which increased 15 percent to $23 billion for 2012, as compared to $20 billion for 2011, partially offset by a decrease in effective annualized interest rates of 26 basis points to 3.19 percent for 2012, from 3.45 percent for 2011.

Interest expense to affiliates

Interest expense to affiliates increased 50 percent or $6 million to $18 million for 2012, as compared to $12 million for 2011. This was primarily driven by the effective annualized interest rate on average debt to affiliates, which increased 14 basis points to 0.41 percent for 2012, as compared to 0.27 percent for 2011, partially offset by a decrease in the average debt outstanding to affiliates of 2 percent to $4.4 billion for 2012, from $4.5 billion for 2011.

Other, net expenses

The benefit recorded in other, net expenses decreased $60 million to a benefit of $92 million for 2012 from a benefit of $152 million for 2011. The decrease was primarily due to a hedge ineffectiveness loss in 2012 as compared to a hedge ineffectiveness gain in 2011, which decreased the benefit in other, net expenses by $42 million. Other, net expenses include forward points gains of $119 million and $137 million for 2012 and 2011, respectively. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the years ended December 31, 2012 and 2011 were (17.7) percent and (13.8) percent, respectively. In each of the periods, the tax rate primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. For 2012, the tax rate reflects the impact of the loss of one month’s funding benefit due to the U.S. Congress not renewing the active financing legislation by the end of the year. For 2011, the tax rate reflects the impact of certain prior years’ tax items.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Board’s Audit, Risk and Compliance Committee approved American Express Enterprise-wide Risk Management Policy (Policy) along with its sub-policies governing credit risk, market risk, operational risk and reputational risk, as well as the launch of new products and services. The Committee receives regular reports about key risks affecting American Express, including their potential likelihood and impact, as well as risk escalation and compliance with the policy-based risk limits. The Committee regularly reviews the credit risk profiles of the major business units, including their risk trends and risk management capabilities. It also reviews enterprise-wide operational risk trends, events and capabilities, with an emphasis on compliance, fraud, legal, information security and privacy impacts, as well as trends in market, funding, liquidity and reputational risk. The Committee meets regularly in private sessions with American Express’ Chief Risk Officer and other senior management with regard to American Express’ risk management processes, controls and capabilities.

There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer, and the Asset-Liability Committee (ALCO), chaired by the American Express Chief Financial Officer, which support the Audit, Risk and Compliance Committee of the Board of Directors in overseeing risks across American Express, including Credco.

The Policy defines risk management roles and responsibilities. The policy sets American Express’ risk appetite and defines governance over risk taking and the risk monitoring processes across American Express. Risk appetite defines the overall risk levels American Express is willing to accept while operating in full compliance with regulatory and legal requirements. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system of risk limits, escalation triggers and controls designed to ensure that the risks remain within the defined risk appetite boundaries.

The Policy also defines American Express’ “three lines of defense” approach to risk management. Business Unit presidents are supported by Chief Credit and Lead Operational Risk Officers, who lead the first line of defense. The Global Risk Oversight group (described below) is the second line of defense and provides oversight of risks across American Express that is independent from the first line of defense. The Internal Audit Group constitutes the third line of defense, ensuring that the first and second lines operate as intended.

Global Risk Oversight

The Global Risk Oversight (GRO) group provides the Chief Risk Officer with its independent assessment of risks. The GRO seeks to ensure that key risk management policies are consistently implemented and enforced throughout American Express, including risk-based limits and escalations. In addition, the GRO is responsible for aggregation and reporting of risks across risk types, business units and geography and maintains enterprise-wide standards, procedures, tools and processes for managing credit and operational risks. The head of GRO has a solid line reporting relationship to American Express’ Chief Risk Officer.

Credit Risk Management

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

Operational Risk Management Process

Operational risk is the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error or the external environment (e.g., natural disasters), including losses due to failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.

The general principles and the overall framework for managing operational risk across American Express are defined in the Operational Risk Policy approved by the Audit, Risk and Compliance Committee of the American Express Board of Directors. The Operational Risk Management Committee (ORMC) provides governance for the operational risk framework.

To appropriately measure and manage operational risk, American Express has implemented a comprehensive operational risk model. This model requires the assessment of operational risk events (i.e., what occurred or could have occurred) to determine root causes, (i.e., why did it occur or could have occurred), customer impacts and resolution plan accountability to correct any defect, remediate customers, and enhance controls and testing to mitigate future issues. The impact on American Express is assessed from an operational, financial, brand, regulatory compliance and legal perspective.

The operational risk framework also includes the entity risk self-assessment, in which senior leaders identify key operational risks in a business unit or support group and determine preparedness to respond should these risks occur. Top risks are tracked to ensure that the appropriate monitoring or mitigation is in place. The day-to-day management of operational risk lies with Credco.

Compliance Risk Management Process

American Express defines compliance risk as the risk of legal or reputational harm, fines, monetary penalties, payment of damages or other forms of sanction as a result of noncompliance with applicable laws, regulations, rules or standards of conduct.

American Express views its ability to effectively mitigate compliance risk as an important aspect of its business model. American Express’ Global Compliance and Ethics organization is responsible for establishing and maintaining American Express’ Corporate-wide Compliance Risk Management Program. Pursuant to this program, American Express seeks to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the regulatory risks to which it is exposed.

The Audit, Risk and Compliance Committee of the Board of Directors is responsible for approving key compliance policies following their review by the ERMC and for reviewing the effectiveness of the Corporate-wide Compliance Risk Management Program across the Company’s business functions. In addition, the Audit, Risk and Compliance Committee approves American Express’ compliance risk tolerance statement, which reinforces the importance of compliance risk management at American Express.

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its operations outside the United States and the associated funding of such operations.

General principles and the overall framework for managing market risk across American Express and its subsidiaries, including Credco, are defined in the Market Risk and Asset Liability Management Policies, which are the responsibility of the Audit, Risk and Compliance Committee of the Board of Directors and ALCO. Market risk limits and escalation triggers within those policies are approved by the ALCO and by the ERMC. Market risk is centrally monitored for compliance with policy and limits by the Market Risk Committee, which reports to the ALCO and is chaired by the Chief Market Risk Officer of American Express. Market risk management is also guided by policies covering the use of derivative financial instruments, funding and liquidity and investments.

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

Credco regularly reviews its interest rate exposure profile and may modify it. Interest rate derivatives, primarily interest rate swaps, with notional amounts of approximately $14 billion and $12 billion were outstanding as of December 31, 2012 and 2011, respectively. These derivatives generally qualify for hedge accounting. A portion of the interest rate derivatives outstanding as of December 31, 2012 extends to 2015.

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

As of December 31, 2012 and 2011, foreign currency hedge instruments with total notional amounts of approximately $10 billion and $9 billion, respectively, were outstanding. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity generally do.

With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2012.

Funding and Liquidity Risk Management Process

Liquidity risk is defined as the inability of Credco to meet its ongoing financial and business obligations as they become due at a reasonable cost. General principles and the overall framework for managing liquidity risk across American Express are defined in the Liquidity Risk Policy, approved by the ALCO and the Audit, Risk and Compliance Committee of the American Express Board. Liquidity risk is centrally managed by the Funding and Liquidity Committee, which reports into the ALCO. Credco balances the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, with having inadequate liquidity, which may result in financial distress during a liquidity event. Credco manages liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that Credco can continuously meet its business requirements and expected future financing obligations for at least a 12-month period, even in the event it is unable to raise new funds under its regular funding programs.

Liquidity risk is managed both at an aggregate American Express level and at the major legal entities, including Credco, in order to ensure that sufficient funding and liquidity resources are available in the amount and in the location needed in a stress event. The Funding and Liquidity Committee reviews the forecasts of American Express aggregate and Credco cash positions and financing requirements and approves the funding plans designed to satisfy those requirements under normal conditions, establishes guidelines to identify the amount of liquidity resources required, monitors positions and determines any actions to be taken. Liquidity planning also takes into account operating cash flexibilities.

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

Credco’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) in the United States of America, and includes those policies and procedures that:

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

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2012. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2012, Credco’s internal control over financial reporting is effective.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit, Risk and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2012.

Each year the Audit, Risk and Compliance Committee reviews the accountants’ qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit, Risk and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2004, resulting in the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2005.

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $739,602 and $672,260 for the years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2012 or 2011.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2012 or 2011.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2012 or 2011.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm are subject to the specific pre-approval of the Audit, Risk and Compliance Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit, Risk and Compliance Committee in accordance with pre-approval procedures established by the Committee. All such services provided by Credco’s independent registered public accounting firm have been pre-approved in accordance with these procedures. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit, Risk and Compliance Committee of American Express (or, should a time-sensitive need arise, to its chairman) prior to beginning any services.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		See Index to the Financial Statements at page F-1.

	2.	Exhibits:

		See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: March 8, 2013	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2013	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: March 8, 2013	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President and Chief Accounting Officer

Date: March 8, 2013	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date: March 8, 2013	By	/s/ Peter C. Sisti
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

American Express Credit Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Note 9 to the consolidated financial statements, the Company has entered into significant related party transactions with its affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2013

CONSOLIDATED STATEMENTS OF INCOME

AMERICAN EXPRESS CREDIT CORPORATION

Years Ended December 31 (Millions)	2012	2011	2010

Revenues

Discount revenue earned from purchased cardmember receivables and loans	$543	$435	$ 443
Interest income from affiliates	494	505	466
Interest income from investments	8	6	32
Finance revenue	43	38	39

Total revenues	1,088	984	980

Expenses

Provisions for losses	143	80	128
Interest expense	731	695	582
Interest expense to affiliates	18	12	16
Service fees to affiliates	—	—	1
Other, net	(92)	(152)	(71)

Total expenses	800	635	656

Pretax income	288	349	324
Income tax benefit	(51)	(48)	(24)

Net income	$339	$397	$ 348

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AMERICAN EXPRESS CREDIT CORPORATION

Years Ended December 31 (Millions)	2012	2011	2010
Net income	$339	$397	$ 348
Other comprehensive income:
Net unrealized securities gains (losses), net of tax	—	—	(14)
Net unrealized derivatives gains (losses), net of tax	1	(1)	3
Foreign currency translation adjustments, net of tax	66	37	105

Other comprehensive income	67	36	94

Comprehensive income	$406	$433	$ 442

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

AMERICAN EXPRESS CREDIT CORPORATION

December 31 (Millions, except share data)	2012	2011

Assets

Cash and cash equivalents	$275	$ 480
Cardmember receivables, less reserves: 2012, $83; 2011, $71	15,279	12,736
Cardmember loans, less reserves: 2012, $5; 2011, $5	457	406
Loans to affiliates	13,178	11,437
Deferred charges and other assets	430	393
Due from affiliates	4,176	5,689

Total assets	$33,795	$ 31,141

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$18	$ 634
Short-term debt to affiliates	4,096	4,035
Long-term debt	23,986	21,164

Total debt	28,100	25,833
Due to affiliates	2,022	1,702
Accrued interest and other liabilities	505	475

Total liabilities	$30,627	$ 28,010

Shareholder’s Equity

Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	162
Retained earnings	2,999	3,028
Accumulated other comprehensive income (loss)
Net unrealized derivatives losses, net of tax of: 2012, nil; 2011, nil	—	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(43); 2011, $(3)	8	(58)

Total accumulated other comprehensive income (loss)	8	(59)

Total shareholder’s equity	3,168	3,131

Total liabilities and shareholder’s equity	$33,795	$ 31,141

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMERICAN EXPRESS CREDIT CORPORATION

Years Ended December 31 (Millions)	2012	2011	2010

Cash Flows from Operating Activities
Net income	$339	$397	$ 348
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	143	80	128
Amortization and other	24	3	29
Deferred taxes	16	(35)	39
Changes in operating assets and liabilities:
Interest, taxes and due from affiliates, net	61	73	61
Other operating assets and liabilities	(196)	471	300

Net cash provided by operating activities	387	989	905

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(2,685)	(600)	(2,774)
Maturity of investments	—	—	2,000
Net increase in loans to affiliates	(1,413)	(500)	(194)
Net decrease (increase) in due from affiliates	1,775	(1,871)	2,709

Net cash (used in) provided by investing activities	(2,323)	(2,971)	1,741

Cash Flows from Financing Activities
Net decrease in short-term debt	(620)	(9)	(371)
Net increase (decrease) in short-term debt to affiliates	53	255	(127)
Issuance of long-term debt	4,244	8,523	2,396
Principal payments on long-term debt	(1,596)	(6,436)	(3,610)
Dividends paid	(368)	(865)	(260)

Net cash provided by (used in) financing activities	1,713	1,468	(1,972)

Effect on exchange rate changes on cash and cash equivalents	18	6	10

Net (decrease) increase in cash and cash equivalents	(205)	(508)	684
Cash and cash equivalents at beginning of year	480	988	304

Cash and cash equivalents at end of year	$275	$480	$ 988

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

AMERICAN EXPRESS CREDIT CORPORATION

Three Years Ended December 31, 2012 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
Balances as of December 31, 2009	$3,381	$—	$162	$(189)	$ 3,408

Net income	348				348
Other comprehensive income	94			94
Cash dividends paid	(260)				(260)

Balances as of December 31, 2010	3,563	—	162	(95)	3,496

Net income	397				397
Other comprehensive income	36			36
Cash dividends paid	(865)				(865)

Balances as of December 31, 2011	3,131	—	162	(59)	3,028

Net income	339				339
Other comprehensive income	67			67
Other changes	(1)		(1)
Cash dividends paid	(368)				(368)

Balances as of December 31, 2012	$3,168	$—	$161	$8	$ 2,999

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 1 – Summary of Significant Accounting Policies

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

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive (loss) income (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the United States where the functional currency is the U.S. dollar, are reported net in Credco’s Consolidated Statements of Income, in interest expense or other, net expense, depending on the nature of the activity. Net foreign currency transaction gains amounted to approximately $120 million, $137 million and $93 million in 2012, 2011 and 2010, respectively.

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

Interest Income from Affiliates

Interest income from affiliates is earned on interest-bearing loans made by Credco to affiliates. Interest income is accrued primarily using the average daily balance method on loans and is recognized based on the outstanding loan principal amount and interest rates specified in the agreements until the outstanding loan balance is paid.

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

Finance Revenue

Cardmember lending finance revenues are assessed using the average daily balance method for loans and are recognized based upon the loan principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.

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

Classification of Various Items

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have an impact on Credco’s financial position, results of operations or cash flows.

Note 2 – Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on Credco’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

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

•

Level 3 — Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:

(Millions)	2012	2011
Assets:
Derivatives(a)	$432	$ 614

Total assets	$432	$ 614

Liabilities:
Derivatives(a)	$79	$ 28

Total liabilities	$79	$ 28

(a)	Refer to Note 7 for the fair values of derivative assets and liabilities on a further disaggregated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis as of December 31, 2012 and 2011:

	Carrying Value	Corresponding Fair Value Amount
2012 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)	$19.8	$ 19.8	$19.8	$ —
Financial assets carried at other than fair value
Cardmember loans	$0.5	$ 0.5	$—	$ 0.5
Loans to affiliates	$13.2	$ 13.2	$9.5	$ 3.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$6.5	$ 6.5	$6.5	$ —
Financial liabilities carried at other than fair value
Long-term debt	$24.0	$ 24.5	$24.5	$ —

2011 (Billions)	Carrying Value	Fair Value
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$19.4	$ 19.4
Financial assets carried at other than fair value
Cardmember loans	$0.4	$ 0.4
Loans to affiliates	$11.4	$ 11.4
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$6.9	$ 6.9
Financial liabilities carried at other than fair value
Long-term debt	$21.2	$ 21.5

(a)	Includes $1 million of cash considered as Level 1.

The fair values of these financial assets/liabilities are estimates based upon the market conditions and perceived risks as of December 31, 2012 and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

Loans to affiliates

Loans to affiliates are recorded at historical cost on the Consolidated Balance Sheets. In estimating the fair value for Credco’s loans to affiliates, Credco uses discounted cash flow models. For loans to affiliates collateralized by cardmember loans, Credco derives the value of the loans based on the fair value of the underlying collateral used to finance the loans using a discounted cash flow model with inputs as detailed above (cardmember loans), and as such is classified as Level 3. For the remaining loans to affiliates, the models use market observable interest rates and adjust those rates for necessary risks.

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

Financial Liabilities Carried at Other Than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes and current translation rates for foreign-denominated debt. The fair value of Credco’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, Credco uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, Credco considers credit default swap spreads, bond yields of other long-term debt offered by Credco, and interest rates currently offered to Credco for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 3 – Cardmember Receivables and Loans

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

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The total volume of cardmember receivables purchased during the years ended December 31, 2012, 2011 and 2010 was approximately $200 billion, $168 billion and $157 billion, respectively. Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-earning cardmember receivables. In conjunction with TRS’ securitization program, Credco, through its wholly-owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V) and American Express Receivables Financing Corporation VIII LLC (RFC VIII), wholly-owned subsidiaries of TRS that receive undivided, pro rata interests in cardmember receivables transferred to the American Express Issuance Trust (the Charge Trust) and American Express Issuance Trust II (the Charge Trust II), respectively, by TRS, and are collectively referred to as the Charge Trusts. The Charge Trusts are special purpose entities that are consolidated by TRS. As of December 31, 2012 and 2011, CRC owned approximately $1.7 billion and $3.0 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC V. As of December 31, 2012, CRC owned approximately $2.9 billion of participation interests in cardmember receivables purchased without recourse from RFC VIII.

Cardmember receivables as of December 31, 2012 and 2011 consisted of:

(Millions)	2012	2011
U.S. Consumer and Small Business Services	$4,464	$ 2,843
International and Global Commercial Services(a)	10,898	9,964

Cardmember receivables	15,362	12,807
Less: Reserve for losses	83	71

Cardmember receivables, net(b)	$15,279	$ 12,736

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. The total volume of cardmember loans purchased during the years ended December 31, 2012, 2011 and 2010 was $3 billion, $3 billion and $2 billion, respectively. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Cardmember loans as of December 31, 2012 and 2011 were as follows:

(Millions)	2012	2011
International Card Services	$462	$ 411
Less: Reserve for losses	5	5

Cardmember loans, net(a)	$457	$ 406

(a)	Cardmember loans modified in a troubled debt restructuring (TDR) program were immaterial.

Cardmember Receivables and Cardmember Loans Aging

Generally a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of December 31, 2012 and 2011:

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$4,420		$15		$9		$20	$ 4,464
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	90	10,898

Cardmember Loans:
International Card Services(c)	$454		$3		$2		$3	$ 462

2011 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$2,804		$14		$8		$17	$ 2,843
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	82	9,964

Cardmember Loans:
International Card Services(c)	$404		$3		$1		$3	$ 411

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2012		2011
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	1.23%	0.99%	1.34%	1.37%
Cardmember Loans:
International Card Services	0.70%	1.73%	0.80%	1.70%

	2012		2011
	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International and Global Commercial Services	0.06%	0.83%	0.06%	0.82%

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

Refer to Note 4 for additional indicators, including external environmental factors, management considers in its monthly evaluation process for reserves for losses.

Note 4 – Reserves for Losses

Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the probable losses inherent within the cardmember receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written-off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification and recoveries are recognized as they are collected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the years ended December 31:

(Millions)	2012	2011	2010
Balance, January 1	$71	$112	$ 141
Additions:
Provisions(a)	140	82	124
Other credits(b)	54	23	36
Deductions:
Net write-offs(c)	147	120	169
Other debits(d)	35	26	20

Balance, December 31	$83	$71	$ 112

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Credco purchases cardmember receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for cardmember receivables. Participation interests in cardmember receivables purchased from an affiliate totaled $7.5 billion, $2.7 billion and $3.6 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

(c)	Net write-offs include recoveries of $107 million, $95 million and $111 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(d)

Primarily reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled $5.8 billion, $3.3 billion and $2.7 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the years ended December 31:

(Millions)	2012	2011	2010
Balance, January 1	$5	$9	$ 19
Additions:
Provisions(a)	3	(2)	4
Deductions:
Net write-offs(b)	3	2	10
Other debits(c)	—	—	4

Balance, December 31	$5	$5	$ 9

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $6 million, $7 million and $8 million for years ended December 31, 2012, 2011 and 2010, respectively.

(c)	These amounts include foreign currency translation adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 5 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original maturities of less than one year, as of December 31 were as follows:

	2012		2011
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt(a)	Outstanding Balance	Year-End Stated Rate on Debt(a)
Commercial paper	$—	—%	$608	0.03%
Bank notes payable	18	1.10%	26	0.99%

Total	$18	1.10%	$634	0.07%

(a)

For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2012 and 2011, respectively. These rates may not be an indication of future interest rates.

Credco paid interest on short-term debt and obligations of $1 million for each of the years ended December 31, 2012, 2011 and 2010.

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of December 31 was as follows:

		2012			2011
(Millions, except percentages)	Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rates with Swaps(b)(c)	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rates with Swaps(b)(c)
Fixed Rate Senior Notes	2013-2017	$17,163	4.20%	2.39%	$14,195	4.78%	2.80%
Floating Rate Senior Notes	2013-2015	2,203	1.59%	—	2,444	1.24%	—
Borrowings under Bank Credit Facilities	2014-2016	4,672	4.87%	—	4,579	6.38%	6.27%
Unamortized Underwriting Fees		(52)			(54)

Total Long-Term Debt		$23,986	4.09%		$21,164	4.72%

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

(b)

For floating-rate debt issuances, the stated and effective interest rates are based on the floating rates in effect as of December 31, 2012 and 2011, respectively. These rates are not indicative of future interest rates.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 2012 were as follows:

(Millions)
2013	$ 4,859
2014	6,550
2015	5,227
2016	5,500
2017	1,500

Total	23,636
Unamortized Underwriting Fees	(52)
Unamortized Discount and Premium	2
Impacts due to Fair Value Hedge Accounting	400

Total Long-Term Debt	$ 23,986

Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.7 billion, $0.7 billion and $0.6 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, Credco maintained total bank lines of credit of $7.7 billion and $7.5 billion, respectively. Of these amounts, $3.0 billion and $2.9 billion were undrawn as of December 31, 2012 and 2011, respectively, and supported commercial paper borrowings and contingent funding needs. American Express had the right to draw up to $0.8 billion on these undrawn lines of credit as of December 31, 2011, which would have resulted in a corresponding reduction of the amount available to Credco. On April 16, 2012, American Express and Credco replaced an aggregate of $3.0 billion committed bank credit facility scheduled to expire in 2012 with a new $3.0 billion committed bank credit facility, which is available only to Credco and will expire in 2015. The drawn amounts under these bank lines are classified as long-term debt on the accompanying Consolidated Balance Sheets. Credco paid $37.8 million and $13.6 million in fees to maintain these lines for the years ended December 31, 2012 and 2011, respectively. The availability of these credit lines is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2012, Credco’s ratio of earnings to fixed charges was 1.38.

The committed bank credit facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit ratings.

Note 6 – Restrictions as to Dividends and Limitations on Indebtedness

The debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. There are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum fixed charge coverage ratio of 1.25.

Note 7 – Derivatives and Hedging Activities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

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

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of December 31, 2012 and 2011, Credco does not have derivative positions that warrant credit valuation adjustments.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$406	$488	$—	$ —
Cash flow hedges	—	—	—	1
Foreign exchange contracts
Net investment hedges	6	28	6	12

Total derivatives designated as hedging instruments	$412	$516	$6	$ 13

Derivatives not designated as hedging instruments:
Foreign exchange contracts	20	98	73	15

Total derivatives not designated as hedging instruments	$20	$98	$73	$ 15

Total derivatives gross	$432	$614	$79	$ 28

Cash collateral netting(a)	(160)	(330)	—	—
Derivative asset and derivative liability netting(a)	(7)	(3)	(7)	(3)

Total derivatives, net	$265	$281	$72	$ 25

(a)

As permitted under GAAP, balances represent the netting of cash collateral received and posted under credit support agreements, and the netting of derivative assets and derivative liabilities under master netting agreements. Additionally, Credco received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of $242 million as of December 31, 2012, none of which was sold or repledged. Such noncash collateral effectively reduces Credco’s risk exposure.

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of December 31, 2012 and 2011, Credco hedged $14.4 billion and $11.6 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between three-month LIBOR and one-month LIBOR, as basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value resulting from changes in interest rates. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

existing basis adjustment of the hedged asset or liability is amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s hedges of fixed-rate long-term debt for the years ended December 31:

(Millions)	Gains (losses) recognized in income
	Derivative contract				Hedged item				Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount			Income Statement Line Item	Amount
		2012	2011	2010		2012	2011	2010	2012	2011	2010
Interest rate contracts	Other, net expenses	$(86)	$81	$119	Other, net expenses	$54	$(70)	$(115)	$(32)	$11	$ 4

Credco also recognized a net reduction in interest expense of $288 million, $257 million and $259 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of December 31, 2012 and 2011, Credco hedged nil and $0.3 billion, respectively, of its floating-rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco does not expect to reclassify any amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income for the years ended December 31:

	Gains (losses) recognized in income
	Income Statement	Amount reclassified from AOCI into income			Income Statement	Net hedge ineffectiveness
Description (Millions)	Line Item	2012	2011	2010	Line Item	2012	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(1)	$(3)	Other, net expenses	$—	$—	$ —

(a)	During the years ended December 31, 2012 and 2011, there were no forecasted transactions that were considered no longer probable to occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $(69) million, $39 million and $(70) million for the years ended December 31, 2012, 2011 and 2010, respectively. Any ineffective portion of the gain or loss on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the years ended December 31:

	Pretax gains (losses)
		Amount
Description (Millions)	Income Statement Line Item	2012	2011	2010
Interest rate contracts	Other, net expenses	$—	$—	$ 2
Foreign exchange contracts	Other, net expenses	(5)	183	106
	Interest expense	—	—	43

Total		$(5)	$183	$ 151

Note 8 – Variable Interest Entity

Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of both December 31, 2012 and 2011 were $2.4 billion, the majority of which were eliminated in consolidation. Total liabilities as of December 31, 2012 and 2011 were $2.4 billion and $2.3 billion, respectively, and were primarily recorded in long-term debt. As of December 31, 2012 and 2011, $76 million and $74 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

Note 9 – Transactions with Affiliates

As described below, Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis. However, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

In 2012, 2011 and 2010, Credco purchased cardmember receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $210 billion, $174 billion and $163 billion, respectively. In 2012, 2011 and 2010, Credco sold cardmember receivables and participating interests to affiliates totaling $5.8 billion, $3.3 billion and $2.7 billion, respectively. The receivables agreements require TRS and its subsidiaries to perform accounting, clerical and other services necessary to bill and collect all cardmember receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As of December 31, 2012 and 2011, CRC owned approximately $1.7 billion and $3.0 billion, respectively, of participation interests purchased from RFC V. As of December 31, 2012, CRC owned approximately $2.9 billion of participation interest purchased from RFC VIII.

Other transactions with American Express and its subsidiaries as of or for the years ended December 31 were as follows:

(Millions, except percentages)	2012	2011	2010
Loans to affiliates	$13,178	$11,437	$ 10,987
Average interest rate on loans to affiliates	4.25%	4.70%	4.58%
Due from affiliates	$4,176	$5,689	$ 3,987
Short-term debt to affiliates	$4,096	$4,035	$ 3,781
Average interest rate on short-term debt to affiliates	0.41%	0.27%	0.34%
Maximum month-end level of borrowings during the year	$5,995	$9,560	$ 6,320
Due to affiliates	$2,022	$1,702	$ 1,742
Maximum month-end level of loans to affiliates during the year	$13,178	$11,437	$ 10,987
Interest income from affiliates	$494	$505	$ 466
Interest expense to affiliates	$18	$12	$ 16
Service fees to affiliates(a)	$—	$—	$ 1
Other, net expense from affiliates	$(10)	$(9)	$ (9)

(a)	Fees paid to affiliates for related servicing of receivables purchased.

Credco’s loans to affiliates represent floating rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS. Revenue earned from cardmember receivables with recourse and cardmember receivables and loans funded by loans to affiliates is recorded as interest income from affiliates in the Consolidated Statements of Income. As of December 31, 2012 and 2011, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates as of December 31 were as follows:

(Millions)	2012	2011
American Express Australia Limited	$3,791	$ 3,884
American Express Services Europe Limited	3,040	2,849
Amex Bank of Canada	3,000	2,725
American Express Company	2,316	895
American Express Co. (Mexico) S.A. de C.V.	516	455
American Express Bank (Mexico) S.A.	401	355
American Express International, Inc.	114	274

Total(a)	$13,178	$ 11,437

(a)

As of December 31, 2012, Credco had $13.2 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $6.7 billion were uncollateralized loans primarily with affiliated banks and American Express Company. As of December 31, 2011, Credco had $11.4 billion of outstanding loans to affiliates, of which approximately $6.6 billion were collateralized by the underlying cardmember receivables and cardmember loans transferred with recourse and the remaining $4.8 billion were uncollateralized loans primarily with affiliated banks.

Due from/to affiliates relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2012	2011
AE Exposure Management Ltd.	$2,535	$ 2,477
American Express Europe Limited	648	764
American Express Swiss Holdings	335	258
American Express Holdings (Netherlands) C.V.	226	225
National Express Company, Inc.	108	155
Other	244	156

Total	$4,096	$ 4,035

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $139 million, $127 million and $120 million for the years ended December 31, 2012, 2011 and 2010, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Note 10 – Significant Credit Concentrations

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

The following table details Credco’s credit exposure by category as of December 31:

(Billions)	2012	2011
On-balance sheet:
Individuals(a)	$8	$ 6
Financial institutions(b)	1	2
Loans to affiliates	13	11
Due from affiliates	4	6
All other(c)	7	6

Total on-balance sheet(d)	$33	$ 31

(a)	Individuals primarily include cardmember loans and receivables.

(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.

(c)	All other primarily includes cardmember receivables from other corporate institutions.

(d)	Certain distinctions between categories require management judgment.

As of December 31, 2012 and 2011, Credco’s most significant concentration of credit risk was primarily with cardmember receivables and loans. Credco purchased cardmember receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The following table details Credco’s cardmember receivables and loans exposure in the United States and outside the United States as of December 31:

(Billions)	2012	2011
United States	$12	$ 10
Outside the United States	4	3

Total	$16	$ 13

The remainder of Credco’s on-balance sheet exposure includes cash and cash equivalents, loans to affiliates, due from affiliates and deferred charges and other assets. The majority of these balances is primarily outside the United States.

Note 11 – Changes in Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three years ended December 31 were as follows:

(Millions, net of tax)	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2009	$14	$(3)	$(200)	$ (189)

Net unrealized (losses) gains	(14)	1	—	(13)
Reclassification for realized losses into earnings	—	2	—	2
Foreign currency translation adjustments	—	—	175	175
Net losses related to hedges of investment in foreign operations	—	—	(70)	(70)

Net change in accumulated other comprehensive (loss) income	(14)	3	105	94

Balances as of December 31, 2010	—	—	(95)	(95)

Net unrealized losses	—	(2)	—	(2)
Reclassification for realized losses into earnings	—	1	—	1
Foreign currency translation adjustments	—	—	(2)	(2)
Net gains related to hedges of investment in foreign operations	—	—	39	39

Net change in accumulated other comprehensive (loss) income	—	(1)	37	36

Balances as of December 31, 2011	—	(1)	(58)	(59)

Reclassification for realized losses into earnings	—	1	—	1
Foreign currency translation adjustments	—	—	135	135
Net losses related to hedges of investment in foreign operations	—	—	(69)	(69)

Net change in accumulated other comprehensive income	—	1	66	67

Balances as of December 31, 2012	$—	$—	$8	$ 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

The following table shows the tax impact for the three years ended December 31 for the changes in each component of accumulated other comprehensive (loss) income:

(Millions)	2012	2011	2010
Investment securities	$—	$—	$ (8)
Cash flow hedges	—	—	2
Foreign currency translation adjustments	—	22	—
Net investment hedges	(41)	24	(49)

Total tax impact	$(41)	$46	$ (55)

Note 12 – Income Taxes

The results of operations of Credco are included in the consolidated U.S. federal income tax return of American Express. Under an agreement with American Express, provision for income taxes is recognized on a separate company basis. If benefits for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a separate company basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on an American Express consolidated reporting basis.

The components of income tax expense for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2012	2011	2010
Current income tax (benefit) expense:
U.S. federal	$(84)	$(61)	$ (93)
U.S. state & local	(10)	3	2
Non-U.S.	29	41	28

Total current income tax benefit	(65)	(17)	(63)

Deferred income tax (benefit) expense:
U.S. federal	16	(35)	39
Non-U.S.	(2)	4	—

Total deferred income tax expense (benefit)	14	(31)	39

Total income tax benefit	$(51)	$(48)	$ (24)

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31 were as follows:

	2012	2011	2010
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes(a)	(2.6)	—	0.6
Non-U.S. subsidiaries earnings(b)	(51.5)	(48.9)	(41.9)
All other	1.4	0.1	(1.1)

Actual tax rate	(17.7)%	(13.8)%	(7.4)%

(a)	The tax rates in all years reflect the impact of certain prior years’ tax items.

(b)

Results for all years include recurring permanent tax benefits in relation to the level of pretax income. Expenses in the United States are attracting a 35 percent statutory benefit whereas foreign earnings are taxed at lower rates and are indefinitely reinvested. Credco’s effective tax rate reflects the favorable impact of the tax benefit related to its ongoing funding activities outside the United States. For 2012, the tax rate reflects the impact of the loss of one-month’s funding benefit due to the U.S. Congress not renewing the active financing legislation by the end of the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

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

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2012	2011
Deferred tax assets:
Reserves not yet deducted for tax purposes	$9	$ 8
Unremitted foreign earnings	13	26
State income taxes	19	24
Other	2	—

Gross deferred tax assets	43	58

Deferred tax liabilities:
Net investment hedges (foreign exchange forward contracts)	—	12
Other	3	3

Gross deferred tax liabilities	3	15

Net deferred tax assets	$40	$ 43

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $4.3 billion as of December 31, 2012, are intended to be permanently reinvested outside the United States. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $1.5 billion, have not been provided on those earnings.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of American Express’ federal tax returns for years through 2004; however, refund claims for those years continue to be reviewed by the IRS. In addition, American Express is currently under examination by the IRS for the years 2005 through 2007.

The following table presents changes in unrecognized tax benefits:

(Millions)	2012	2011	2010
Balance, January 1	$737	$528	$ 100
Increases:
Current year tax positions	30	30	169
Tax positions related to prior years	—	189	274
Decreases:
Tax positions related to prior years	(3)	(2)	(11)
Settlements with tax authorities	(2)	(2)	(4)
Lapse of statute of limitations	(5)	(6)	—

Balance, December 31	$757	$737	$ 528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Included in the unrecognized tax benefits of $757 million, $737 million and $528 million for December 31, 2012, 2011 and 2010, respectively, are approximately $102 million, $106 million and $108 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $683 million, principally as a result of potential resolutions with taxing authorities. Of the $683 million of unrecognized tax benefits, approximately $642 million relates to amounts that, if recognized, would be recorded in shareholder’s equity, and would not impact the effective rate. With respect to the remaining $41 million, it is not possible to quantify the impact a change may have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2012, 2011 and 2010, Credco recognized approximately $(3) million, $4 million and $(2) million, respectively, of interest and penalties. Credco has approximately $32 million and $35 million accrued for the payment of interest and penalties as of December 31, 2012 and 2011, respectively.

Current federal taxes due to/from affiliates included current federal taxes payable to American Express of $140 million as of December 31, 2012, and $105 million as of December 31, 2011.

Income taxes refunded to Credco during 2012 and 2011, including taxes refunded by American Express, were $101 million and $67 million, respectively.

In January 2013, the U.S. Congress enacted legislation that includes a provision extending the active financing exception through 2013. As a result, approximately $12 million of tax benefit related to Credco’s 2012 funding activities will be recorded in the first quarter of 2013.

Note 13 – Geographic Regions

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

The following presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2012(a)	2011(a)	2010(a)
Revenues
United States	$527	$425	$ 464
Outside the United States	561	559	516

Consolidated	$1,088	$984	$ 980

Pretax income
United States	$148	$189	$ 155
Outside the United States	140	160	169

Consolidated	$288	$349	$ 324

(a)	The data in the table above is, in part, based upon internal allocations, which necessarily involve management’s judgment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31 are summarized as follows:

(Millions)	2012				2011

Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$264	$286	$285	$253	$255	$227	$266	$ 236
Pretax income	73	57	89	69	75	101	104	69
Net income	73	71	105	90	102	119	107	69

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 23, 2009.

4(x)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(y)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(z)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(aa)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(bb)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(cc)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(dd)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(ee)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(ff)	The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Centurion Bank and American Express Credit Corporation	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(c)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Bank, FSB and American Express Credit Corporation	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(d)	Syndicated Facility Subscription Agreement dated as of August 3, 2011	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended June 30, 2011.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.