Form 10-Q
period 2013-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2013-05-07
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2013
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

Three Months Ended March 31 (Millions)	2013	2012
Revenues
Discount revenue earned from purchased cardmember receivables and loans	$149	$ 107
Interest income from affiliates	118	133
Interest income from investments	1	2
Finance revenue	11	11

Total revenues	279	253

Expenses
Provisions for losses	42	23
Interest expense	168	185
Interest expense to affiliates	2	3
Other, net	(32)	(27)

Total expenses	180	184

Pretax income	99	69
Income tax benefit	(12)	(21)

Net income	111	90
Retained earnings at beginning of period	2,999	3,028
Dividends	(73)	(102)

Retained earnings at end of period	$3,037	$ 3,016

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2013	2012
Net income	$111	$ 90
Other comprehensive income:
Net unrealized derivative losses, net of tax of: 2013, $—; 2012, $—	—	1
Foreign currency translation adjustments, net of tax of: 2013, $(23); 2012, $(39)	18	122

Other comprehensive income	18	123

Comprehensive income	$129	$ 213

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$179	$ 275
Cardmember receivables, less reserves: 2013, $97; 2012, $83	17,473	15,279
Cardmember loans, less reserves: 2013, $5; 2012, $5	445	457
Loans to affiliates	10,874	13,178
Deferred charges and other assets	231	430
Due from affiliates	3,845	4,176

Total assets	$33,047	$ 33,795

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$97	$ 18
Short-term debt to affiliates	4,430	4,096
Long-term debt	23,834	23,986

Total debt	28,361	28,100
Due to affiliates	1,072	2,022
Accrued interest and other liabilities	390	505

Total liabilities	29,823	30,627

Shareholder’s Equity
Common stock, $.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,037	2,999
Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax of: 2013, $(66); 2012, $(43)	26	8

Total accumulated other comprehensive income	26	8

Total shareholder’s equity	3,224	3,168

Total liabilities and shareholder’s equity	$33,047	$ 33,795

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2013	2012
Cash Flows from Operating Activities
Net income	$111	$ 90
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	42	23
Amortization and other	6	6
Deferred taxes	(8)	(8)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	(86)	(40)
Other operating assets and liabilities	124	(68)

Net cash provided by operating activities	189	3

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(2,288)	(2,969)
Net decrease in loans to affiliates	2,129	1,212
Net (increase) decrease in due from affiliates	(487)	567

Net cash used in investing activities	(646)	(1,190)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	348	633
Net increase (decrease) in short-term debt	86	(95)
Issuance of long-term debt	—	1,491
Principal payments on long-term debt	—	(1,000)
Dividends paid	(73)	(102)

Net cash provided by financing activities	361	927

Effect of exchange rate changes on cash and cash equivalents	—	18

Net decrease in cash and cash equivalents	(96)	(242)
Cash and cash equivalents at beginning of period	275	480

Cash and cash equivalents at end of period	$179	$ 238

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

Credco is engaged in the business of financing non-interest-earning cardmember receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning and discounted revolving loans generated by cardmember spending on American Express credit cards issued in non-U.S. markets, although interest bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Credco Form 10-K for the year ended December 31, 2012.

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense. These accounting estimates reflect the best judgment of management, but actual results could differ.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have an impact on Credco’s financial position, results of operations or cash flows.

Recently Adopted Accounting Guidance

Effective January 1, 2013, Credco adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. Credco presents this information as a separate disclosure in the notes to the financial statements. Refer to Note 7 for further discussion.

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

•

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	Quoted prices for similar assets or liabilities in active markets;

-	Quoted prices for identical or similar assets or liabilities in markets that are not active;

-	Inputs other than quoted prices that are observable for the asset or liability; and

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 — Inputs that are unobservable and reflect Credco’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 or during the year ended December 31, 2012, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of March 31, 2013 and December 31, 2012:

(Millions)	2013	2012
Assets:
Derivatives(a)	$413	$ 432

Total assets	$413	$ 432

Liabilities:
Derivatives(a)	$48	$ 79

Total liabilities	$48	$ 79

(a)	Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of Credco’s interest rate swaps is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the swap such as the notional amount, fixed coupon rate, floating coupon rate (based on interbank rates consistent with the frequency and currency of the interest cash flows) and tenor, as well as discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2013 and December 31, 2012:

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$21.5	$21.5	$21.5	$ —
Financial assets carried at other than fair value
Cardmember loans	$0.4	$0.4	$—	$ 0.4
Loans to affiliates	$10.9	$10.9	$7.3	$ 3.6

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$5.9	$5.9	$5.9	$ —
Financial liabilities carried at other than fair value
Long-term debt	$23.8	$24.3	$24.3	$ —

	Carrying Value	Corresponding Fair Value Amount
2012 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$19.8	$19.8	$19.8	$ —
Financial assets carried at other than fair value
Cardmember loans	$0.5	$0.5	$—	$ 0.5
Loans to affiliates	$13.2	$13.2	$9.5	$ 3.7

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$6.5	$6.5	$6.5	$ —
Financial liabilities carried at other than fair value
Long-term debt	$24.0	$24.5	$24.5	$ —

The fair values of these financial assets/liabilities are estimates based upon the market conditions and perceived risks as of March 31, 2013 and December 31, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For the financial assets and liabilities that are not required to be carried at fair value on a recurring basis (categorized in the valuation hierarchy table above), Credco applies the following valuation techniques to measure fair value:

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financial Liabilities Carried at Other Than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes and current translation rates for foreign-denominated debt. The fair value of Credco’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, Credco uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, Credco considers credit default swap spreads, bond yields of other long-term debt offered by Credco, and interest rates currently offered to Credco for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2013 or during the year ended December 31, 2012.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Cardmember Receivables and Loans

As described below, American Express’ charge and lending payment card products result in the generation of cardmember receivables and cardmember loans, respectively.

Cardmember Receivables

Cardmember receivables represent amounts due from customers of American Express and certain of its affiliates’ charge card products. For American Express, the cardmember receivables are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for American Express.

Charge card customers generally must pay the full amount billed each month.

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The total volume of cardmember receivables purchased during the three months ended March 31, 2013 and 2012 was approximately $52 billion and $45 billion, respectively. Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-earning cardmember receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V) and American Express Receivables Financing Corporation VIII LLC (RFC VIII), wholly owned subsidiaries of TRS that receive undivided, pro rata interests in cardmember receivables transferred to the American Express Issuance Trust (the Charge Trust) and American Express Issuance Trust II (the Charge Trust II), respectively, by TRS, and are collectively referred to as the Charge Trusts. The Charge Trusts are special purpose entities that are consolidated by TRS. As of March 31, 2013 and December 31, 2012, CRC owned approximately $4.4 billion and $1.7 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC V. As of March 31, 2013 and December 31, 2012, CRC owned approximately $1.9 billion and $2.9 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC VIII.

Cardmember receivables as of March 31, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Consumer and Small Business Services	$5,857	$ 4,464
International and Global Commercial Services(a)	11,713	10,898

Cardmember receivables	17,570	15,362
Less: Reserve for losses	97	83

Cardmember receivables, net(b)	$17,473	$ 15,279

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Cardmember Loans

Cardmember loans represent amounts due from customers of American Express and certain of its affiliates’ lending card products. For American Express, these cardmember loans are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement with American Express. American Express’ lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending-on-charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges.

Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. The total volume of cardmember loans purchased during the three months ended March 31, 2013 and 2012 was $0.9 billion and

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$0.8 billion, respectively. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Cardmember loans as of March 31, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
International Card Services	$450	$ 462
Less: Reserve for losses	5	5

Cardmember loans, net(a)	$445	$ 457

(a)	Cardmember loans modified in a TDR program were immaterial.

Cardmember Receivables and Cardmember Loans Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and cardmember loans as of March 31, 2013 and December 31, 2012:

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$5,784		$26		$16		$31	$ 5,857
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$85	$ 11,713
Cardmember Loans:
International Card Services(c)	$443		$3		$1		$3	$ 450

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$4,420		$15		$9		$20	$ 4,464
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$90	$ 10,898
Cardmember Loans:
International Card Services(c)	$454		$3		$2		$3	$ 462

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Receivables and Cardmember Loans

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2013		2012
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	1.40%	1.25%	1.50%	1.45%
Cardmember Loans:
International Card Services	0.85%	1.56%	0.95%	1.71%

	2013		2012
	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International and Global Commercial Services	0.07%	0.73%	0.07%	0.63%

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

Refer to Note 4 for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.

4.	Reserves for Losses

Reserves for losses relating to cardmember receivables and loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding the qualitative components of the reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific qualitative factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental qualitative factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external qualitative factors on the probable losses inherent within the cardmember receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written-off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification and recoveries are recognized as they are collected.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the three months ended March 31:

(Millions)	2013	2012
Balance, January 1	$83	$ 71
Additions:
Provisions(a)	41	23
Other credits(b)	21	29
Deductions:
Net write-offs(c)	(43)	(34)
Other debits(d)	(5)	—

Balance, March 31	$97	$ 89

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Credco purchases cardmember receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for cardmember receivables. Participation interests in cardmember receivables purchased from an affiliate totaled $3.3 billion for both the three months ended March 31, 2013 and 2012.

(c)	Net write-offs include recoveries of $26 million and $23 million for the three months ended March 31, 2013 and 2012, respectively.

(d)

Primarily reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled $0.6 billion and nil for the three months ended March 31, 2013 and 2012, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the three months ended March 31:

(Millions)	2013	2012
Balance, January 1	$5	$ 5
Additions:
Provisions(a)	1	—
Deductions:
Net write-offs(b)	(1)	(1)

Balance, March 31	$5	$ 4

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $2 million and $1 million for the three months ended March 31, 2013 and 2012, respectively.

5.	Derivatives and Hedging Activities

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

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade. Counterparty risk exposures are centrally monitored by American Express. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A significant portion of Credco’s derivative assets and liabilities as of March 31, 2013 and December 31, 2012 is subject to such master netting agreements with its derivative counterparties. In addition, Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on Credco’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of March 31, 2013 and December 31, 2012, Credco does not have derivative positions that warrant credit valuation adjustments.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2013 and December 31, 2012:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$337	$406	$—	$ —
Cash flow hedges	—	—	—	—
Foreign exchange contracts
Net investment hedges	—	6	29	6

Total derivatives designated as hedging instruments	$337	$412	$29	$ 6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$76	$20	$19	$ 73

Total derivatives not designated as hedging instruments	$76	$20	$19	$ 73

Total derivatives gross	$413	$432	$48	$ 79

Cash collateral netting(a)	(298)	(160)	—	—
Derivative asset and derivative liability netting(b)	(7)	(7)	(7)	(7)

Total derivatives, net(c)	$108	$265	$41	$ 72

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of nil and $242 million as of March 31, 2013 and December 31, 2012, respectively, none of which was sold or repledged. Such noncash collateral effectively further reduces Credco’s risk exposure to $108 million and $23 million as of March 31, 2013 and December 31, 2012, respectively, but does not reduce the net exposure on Credco’s Consolidated Balance Sheet.

(b)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

(c)

Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Deferred Charges and Other Assets and Accrued Interest and Other Liabilities on Credco’s Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with terms similar to that of the item being hedged. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the changes in fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of March 31, 2013 and December 31, 2012, Credco hedged $14.3 billion and $14.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR, as well as between the overnight indexed swap (OIS) and 1-month LIBOR, as basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value resulting from changes in interest rates. The existing basis adjustment of the hedged asset or liability is amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of its fixed-rate long-term debt for the three months ended March 31:

For the Three Months Ended March 31: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
	Income Statement Line Item	Amount		Income Statement Line Item	Amount
Derivative Relationship		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(66)	$(38)	Other, net expenses	$71	$29	$5	$ (9)

Credco also recognized a net reduction in interest expense of $76 million and $68 million for the three months ended March 31, 2013 and 2012, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of March 31, 2013 and December 31, 2012, Credco did not hedge any of its floating-rate debt using interest rate swaps.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact of cash flow hedges on the Consolidated Statements of Income and Retained Earnings for the three months ended March 31:

	Gains (losses) recognized in income

		Amount reclassified from AOCI into income			Net hedge ineffectiveness

Description (Millions)	Income Statement Line Item	2013	2012	Income Statement Line Item	2013	2012
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$—	$(1)	Other, net expenses	$—	$ —

(a)	During the three months ended March 31, 2013 and 2012, there were no forecasted transactions that were considered no longer probable to occur.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $(39) million and $(67) million for the three months ended March 31, 2013 and 2012, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the three months ended March 31, 2013 or 2012.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings for the three months ended March 31:

	Pretax gains (losses)

		Amount

Description (Millions)	Income Statement Line Item	2013	2012
Foreign exchange contracts	Other, net expenses	$139	$ (68)

Total		$139	$ (68)

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of March 31, 2013 and December 31, 2012, were $2.3 billion and $2.4 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of March 31, 2013 and December 31, 2012, were $2.3 billion and $2.4 billion, respectively, and were primarily recorded in long-term debt. As of March 31, 2013 and December 31, 2012, $74 million and $76 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

7.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three months ended March 31 were as follows:

2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$—	$8	$ 8

Foreign currency translation adjustments		57	57
Net gains related to hedges of investment in foreign operations		(39)	(39)

Net change in accumulated other comprehensive income	—	18	18

Balances as of March 31, 2013	$—	$26	$ 26

2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2011	$(1)	$(58)	$ (59)

Reclassification for realized losses into earnings	1	—	1
Foreign currency translation adjustments		188	188
Net gains related to hedges of investment in foreign operations		(66)	(66)

Net change in accumulated other comprehensive (loss) income	1	122	123

Balances as of March 31, 2012	$—	$64	$ 64

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Income Taxes

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $746 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $746 million of unrecognized tax benefits, approximately $657 million relates to amounts that if recognized would be recorded to shareholder’s equity and would not impact the effective tax rate. With respect to the remaining $89 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have a material impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rates were (12.1) percent and (30.4) percent for the three months ended March 31, 2013 and 2012, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested as well as the impact of certain prior years’ tax items.

The tax rates in both periods reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses which prevent Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is calculated for each interim period.

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

Current Economic Environment/Outlook

American Express’ results for first quarter of 2013 reflect healthy spending growth and strong credit performance in both the United States and internationally. The rate of spending growth was consistent with last quarter, however it was slower than in the first quarter of the prior year, reflecting in part the impact of a continuing slow growth economic environment.

Competition remains extremely intense across American Express’ businesses. In addition, the global economic environment remains sluggish. While American Express’ business is diversified, any impact of potential U.S. income tax law changes and continued budget and debt ceiling discussions in Washington remains uncertain. In addition, the current instability in Europe could further adversely affect global economic conditions, including continued pressure on consumer and corporate confidence and spending.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income increased $21 million or 23 percent for the three months ended March 31, 2013 as compared to the same period in 2012. The year-over-year increase is primarily due to higher discount revenues earned from purchased cardmember receivables and loans and lower interest expense, partially offset by lower interest income from affiliates and a higher provision for losses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the three months ended March 31:

(Millions)	2013	2012
Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$17	$ 5
Discount rates	25	(1)

Total	$42	$ 4

Interest income from affiliates:
Average loans to affiliates	$22	$ 1
Interest rates	(37)	11

Total	$(15)	$ 12

Interest income from investments:
Average investments outstanding	$—	$ (2)
Interest rates	(1)	2

Total	$(1)	$ —

Finance revenue:
Average cardmember loans outstanding	$1	$ 1
Interest rates	(1)	—

Total	$—	$ 1

Interest expense:
Average debt outstanding	$21	$ 13
Interest rates	(38)	10

Total	$(17)	$ 23

Interest expense to affiliates:
Average debt outstanding	$—	$ —
Interest rates	(1)	(1)

Total	$(1)	$ (1)

Discount revenue earned from purchased cardmember receivables and loans

Discount revenue increased 39 percent or $42 million to $149 million for the three months ended March 31, 2013, as compared to $107 million for the same period in 2012, due to increases in the discount rates and volume of cardmember receivables and loans purchased. Discount rates, which vary over time due to changes in market interest rates or changes in the collectibility of cardmember receivables, increased an average of 5 basis points to 0.28 percent for the three months ended March 31, 2013 from 0.23 percent for the same period in 2012. Volume of cardmember receivables and loans purchased for the three months ended March 31, 2013 increased 15 percent to $53 billion from $46 billion for the same period in 2012.

Interest income from affiliates

Interest income from affiliates decreased 11 percent or $15 million to $118 million for the three months ended March 31, 2013, as compared to $133 million for the same period in 2012. The annualized effective interest rate charged to affiliates decreased 115 basis points to 3.67 percent for the three months ended March 31, 2013 from 4.82 percent for the same period in 2012. The average loan balances with affiliates were $12.9 billion and $11.0 billion for the three months ended March 31, 2013 and 2012, respectively.

Interest income from investments

Interest income from investments decreased 50 percent or $1 million to $1 million for the three months ended March 31, 2013 as compared to $2 million for the same period in 2012. The increase was primarily driven by lower annualized effective interest rates and lower average investment balances.

Finance revenue

Finance revenue remained flat at $11 million for the three months ended March 31, 2013, as compared to the same period in 2012.

Provisions for losses

The provisions for losses increased 83 percent or $19 million to $42 million for the three months ended March 31, 2013, as compared to $23 million for the same period in 2012. The increase was primarily driven by an increase in the volume of cardmember receivables purchased.

Interest expense

Interest expense decreased 9 percent or $17 million to $168 million for the three months ended March 31, 2013, as compared to $185 million for the same period in 2012. This was primarily due to a decrease in annualized effective interest rates of 64 basis points to 2.84 percent for the three months ended March 31, 2013, from 3.48 percent for the same period in 2012, partially offset by an increase in the volume of average debt outstanding, which increased 14 percent to $24 billion for the three months ended March 31, 2013, as compared to $21 billion for the same period in 2012.

Interest expense to affiliates

Interest expense to affiliates decreased 33 percent or $1 million to $2 million for the three months ended March 31, 2013, as compared to $3 million for the same period in 2012. This decrease was primarily driven by the effective annualized interest rate on average debt outstanding to affiliates, which decreased by 9 basis points to 18 basis points for the three months ended March 31, 2013, from 27 basis points for the same period in 2012, as well as by a decrease in the average debt outstanding to affiliates of 4 percent to $4.5 billion for the three months ended March 31, 2013, as compared to $4.7 billion for the same period in 2012.

Other, net expenses

The benefit recorded in other, net expenses increased $5 million to a benefit of $32 million for the three months ended March 31, 2013, from a benefit of $27 million for the three months ended March 31, 2012. This increase was primarily due to fair value hedge ineffectiveness gain of $5 million for the three months ended March 31, 2013, as compared to fair value hedge ineffectiveness loss of $9 million for the same period in 2012, which increased the benefit in other, net expense by $14 million. This was partially offset by a decrease in the forward points gain generated by foreign exchange forward contracts of $8 million. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the three months ended March 31, 2013 and 2012 were (12.1) percent and (30.4) percent, respectively. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States.

Cardmember Receivables and Cardmember Loans

As of March 31, 2013 and December 31, 2012, Credco owned $17.6 billion and $15.4 billion, respectively, of gross cardmember receivables. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) and American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of March 31, 2013 and December 31, 2012, CRC owned approximately $6.3 billion and $4.6 billion, respectively, of such participation interests.

Gross cardmember receivables owned as of March 31, 2013 increased approximately $2.2 billion from December 31, 2012, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (the Charge Trust) and the American Express Issuance Trust II (the Charge Trust II), collectively referred to as the Charge Trusts.

As of March 31, 2013 and December 31, 2012, Credco owned gross cardmember loans totaling $450 million and $462 million, respectively. These loans consist of certain interest-earning receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of or for the three months ended March 31:

(Millions, except percentages)	2013	2012
Total gross cardmember receivables	$17,570	$ 15,810
Loss reserves – cardmember receivables	$97	$ 89
Loss reserves as a % of receivables	0.55%	0.56%
Average life of cardmember receivables (# in days)(a)	29	29
U.S. Consumer and Small Business gross cardmember receivables	$5,857	$ 5,024
30 days past due as a % of total	1.25%	1.45%
Average receivables	$4,868	$ 2,927
Write-offs, net of recoveries	$17	$ 11
Net write-off rate(b)	1.40%	1.50%
International and Global Commercial gross cardmember receivables	$11,713	$ 10,786
90 days past billing as a % of total	0.73%	0.63%
Write-offs, net of recoveries	$26	$ 23
Net loss ratio(c)	0.07%	0.07%

(a)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the three-month periods indicated.

(c)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS.

The components of loans to affiliates as of March 31, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
American Express Australia Limited	$3,704	$ 3,791
American Express Services Europe Limited	2,867	3,040
Amex Bank of Canada	2,593	3,000
American Express Company	628	2,316
American Express Co. (Mexico) S.A. de C.V.	549	516
American Express Bank (Mexico) S.A.	427	401
American Express International, Inc.	106	114

Total(a)	$10,874	$ 13,178

(a)

As of March 31, 2013, Credco had $10.9 billion of outstanding loans to affiliates, of which approximately $6.3 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $4.6 billion were uncollateralized loans primarily with affiliated banks and American Express Company. As of December 31, 2012, Credco had $13.2 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $6.7 billion were uncollateralized loans primarily with affiliated banks and American Express Company.

Due from/to Affiliates

As of March 31, 2013 and December 31, 2012, amounts due from affiliates were $3.8 billion and $4.2 billion, respectively. As of March 31, 2013 and December 31, 2012, amounts due to affiliates were $1.1 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of March 31, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
AE Exposure Management Ltd.	$2,541	$ 2,535
American Express Europe Limited	1,137	648
American Express Swiss Holdings	329	335
American Express Holdings (Netherlands) C.V.	226	226
National Express Company, Inc.	109	108
Other	88	244

Total	$4,430	$ 4,096

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $33 million and $35 million for the three months ended March 31, 2013 and 2012, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Funding Strategy

American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth in its global business as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

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

Credco’s funding strategy for 2013 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $4.8 billion of unsecured long-term debt that will mature during the next 12 months.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2013 and December 31, 2012, Credco had no commercial paper outstanding. The average commercial paper outstanding was nil and $0.4 billion during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. During the year ended December 31, 2012, the maximum commercial paper outstanding was $1.0 billion and the minimum amount outstanding was nil.

Credco’s total back-up liquidity coverage, which consists of its undrawn committed bank facilities, was 66 percent and 73 percent of net short-term borrowings, including short-term debt to affiliates, as of March 31, 2013 and December 31, 2012, respectively. The undrawn committed bank credit facilities were $3.0 billion as of both March 31, 2013 and December 31, 2012.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of March 31, 2013 and December 31, 2012:

(Billions)	2013	2012
Long-term debt outstanding	$23.8	$ 24.0
Average long-term debt	$23.6	$ 22.4

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. As of both March 31, 2013 and December 31, 2012, Credco had $15.5 billion of debt securities outstanding, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. During the three months ended March 31, 2013, no notes were issued under this program. As of March 31, 2013 and December 31, 2012, $1.1 billion and $1.2 billion, respectively, were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $6.3 billion (AUD $6.0 billion). During the three months ended March 31, 2013, no notes were issued under this program. As of March 31, 2013 and December 31, 2012, the entire amount of approximately $6.3 billion and $6.2 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil for both periods.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.4 billion (CAD $3.5 billion) of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. For the three months ended March 31, 2013, no notes were issued under this program. As of both March 31, 2013 and December 31, 2012, AECCC had $2.2 billion outstanding under this program. On April 1, 2013, AECCC issued CAD $575 million of senior unsecured debt with a maturity of five years and a coupon of 2.31 percent. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of March 31, 2013, management believed Credco was in compliance with all restrictive covenants contained in its debt agreements. During the three months ended March 31, 2013 and 2012, Credco paid $73 million and $102 million, respectively, of cash dividends to TRS. The decrease in the amount of dividends is primarily driven by lower levels of net income from periods prior to the first quarter of 2013 as compared to net income from comparable periods prior to the first quarter of 2012. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of March 31, 2013, Credco had $4.8 billion of unsecured long-term debt that will mature within 12 months.

As of March 31, 2013, Credco had cash and cash equivalents of approximately $179 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs are dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7.7 billion of committed syndicated bank credit facilities as of March 31, 2013, of which the amount outstanding (drawn) was $4.7 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2014	$ 2.1
2015	3.0
2016	2.6

Total	$ 7.7

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.58 for the three months ended March 31, 2013. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2013 was 4.56.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this First Quarter 2013 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2012 and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K). There are no material changes from the risk factors set forth in the 2012 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2012 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: May 7, 2013	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 7, 2013	By	/s/ Kimberly R. Scardino
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