Form 10-Q
period 2013-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2013-08-06
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes              ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Revenues
Discount revenue earned from purchased cardmember receivables and loans	$148	$149	$297	$ 256
Interest income from affiliates	100	124	218	257
Interest income from investments	1	2	2	4
Finance revenue	11	10	22	21

Total revenues	260	285	539	538

Expenses
Provisions for losses	34	40	76	63
Interest expense	153	183	321	368
Interest expense to affiliates	2	6	4	9
Other, net	(21)	(33)	(53)	(60)

Total expenses	168	196	348	380

Pretax income	92	89	191	158
Income tax benefit	(74)	(16)	(86)	(37)

Net income	166	105	277	195
Retained earnings at beginning of period	3,037	3,016	2,999	3,028
Dividends	(111)	(90)	(184)	(192)

Retained earnings at end of period	$3,092	$3,031	$3,092	$ 3,031

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Net income	$166	$105	$277	$ 195
Other comprehensive loss:
Net unrealized derivative gains, net of tax of: 2013, nil and nil; 2012, nil and nil	—	—	—	1
Foreign currency translation adjustments, net of tax of: 2013, $34 and $11; 2012, $32 and $(7)	(393)	(180)	(375)	(58)

Other comprehensive loss	(393)	(180)	(375)	(57)

Comprehensive (loss) income	$(227)	$(75)	$(98)	$ 138

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$50	$ 275
Cardmember receivables, less reserves: 2013, $91; 2012, $83	17,841	15,279
Cardmember loans, less reserves: 2013, $5; 2012, $5	445	457
Loans to affiliates	9,781	13,178
Deferred charges and other assets	214	430
Due from affiliates	3,566	4,176

Total assets	$31,897	$ 33,795

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$112	$ 18
Short-term debt to affiliates	6,673	4,096
Long-term debt	20,922	23,986

Total debt	27,707	28,100
Due to affiliates	762	2,022
Accrued interest and other liabilities	542	505

Total liabilities	29,011	30,627

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,092	2,999
Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax of: 2013, $(32); 2012, $(43)	(367)	8

Total accumulated other comprehensive income	(367)	8

Total shareholder’s equity	2,886	3,168

Total liabilities and shareholder’s equity	$31,897	$ 33,795

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2013	2012
Cash Flows from Operating Activities
Net income	$277	$ 195
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	76	63
Amortization and other	11	12
Deferred taxes	(2)	(4)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	(119)	70
Other operating assets and liabilities	(262)	50

Net cash (used in) provided by operating activities	(19)	386

Cash Flows from Investing Activities
Net increase in cardmember receivables and loans	(2,672)	(3,566)
Net decrease (increase) in loans to affiliates	2,701	(1,076)
Net (increase) decrease in due from affiliates	(524)	1,907

Net cash used in investing activities	(495)	(2,735)

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt to affiliates	2,586	(178)
Net increase (decrease) in short-term debt	98	(66)
Issuance of long-term debt	561	3,480
Principal payments on long-term debt	(2,765)	(1,000)
Dividends paid	(184)	(192)

Net cash provided by financing activities	296	2,044

Effect of exchange rate changes on cash and cash equivalents	(7)	12

Net decrease in cash and cash equivalents	(225)	(293)
Cash and cash equivalents at beginning of period	275	480

Cash and cash equivalents at end of period	$50	$ 187

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on Credco’s financial position, results of operations or cash flows.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Level 3 — Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 or during the year ended December 31, 2012, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of June 30, 2013 and December 31, 2012:

(Millions)	2013	2012
Assets:
Derivatives(a)	$320	$ 432

Total assets	$320	$ 432

Liabilities:
Derivatives(a)	$71	$ 79

Total liabilities	$71	$ 79

(a)	Refer to Note 5 for the fair values of derivative assets and liabilities on a further disaggregated basis.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above), Credco applies the following valuation techniques:

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments is estimated by third-party valuation services that use proprietary pricing models or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. Credco reaffirms its understanding of the valuation techniques used by the third-party valuation service at least annually. Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.

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

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve used to value derivatives, are not indicative of the credit quality of Credco or its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 5 for additional fair value information.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2013 and December 31, 2012:

	Carrying	Corresponding Fair Value Amount

2013 (Billions)	Value	Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$21.5	$21.5	$21.5	$ —
Financial assets carried at other than fair value
Cardmember loans	$0.4	$0.4	$—	$ 0.4
Loans to affiliates	$9.8	$9.8	$6.5	$ 3.3

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$8.0	$8.0	$8.0	$ —
Financial liabilities carried at other than fair value
Long-term debt	$20.9	$21.3	$21.3	$ —

	Carrying	Corresponding Fair Value Amount

2012 (Billions)	Value	Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$19.8	$19.8	$19.8	$ —
Financial assets carried at other than fair value
Cardmember loans	$0.5	$0.5	$—	$ 0.5
Loans to affiliates	$13.2	$13.2	$9.5	$ 3.7

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$6.5	$6.5	$6.5	$ —
Financial liabilities carried at other than fair value
Long-term debt	$24.0	$24.5	$24.5	$ —

The fair values of these financial assets/liabilities are estimates based upon the market conditions and perceived risks as of June 30, 2013 and December 31, 2012, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets Carried at Other Than Fair Value

Cardmember loans

Cardmember loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for Credco’s cardmember loans Credco uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar credit card receivables and the lack of observable pricing inputs thereof, Credco uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income (inclusive of future interest payments), estimated pay-down rates, discount rates and relevant credit costs.

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

Financial Liabilities Carried at Other Than Fair Value

Long-term debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes and current translation rates for foreign-denominated debt. The fair value of Credco’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly-traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly-traded debt markets of similar terms and comparable credit risk, Credco uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, Credco considers credit default swap spreads, bond yields of other long-term debt offered by Credco, and interest rates currently offered to Credco for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2013 or during the year ended December 31, 2012.

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

Credco records these cardmember receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The total volume of cardmember receivables purchased during the six months ended June 30, 2013 and 2012 was approximately $107 billion and $96 billion, respectively. Cardmember receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Cardmember receivables also include participation interests purchased from an affiliate. Participation interests in cardmember receivables represent undivided interests in the cash flows of the non-interest-earning cardmember receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation V LLC (RFC V) and American Express Receivables Financing Corporation VIII LLC (RFC VIII), wholly owned subsidiaries of TRS that receive undivided, pro rata interests in cardmember receivables transferred to the American Express Issuance Trust (the Charge Trust) and American Express Issuance Trust II (the Charge Trust II), respectively, by TRS, and are collectively referred to as the Charge Trusts. The Charge Trusts are special purpose entities that are consolidated by TRS. As of June 30, 2013 and December 31, 2012, CRC owned approximately $4.5 billion and $1.7 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC V. As of June 30, 2013 and December 31, 2012, CRC owned approximately $2.0 billion and $2.9 billion, respectively, of participation interests in cardmember receivables purchased without recourse from RFC VIII.

Cardmember receivables as of June 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Consumer and Small Business Services	$6,008	$ 4,464
International and Global Commercial Services(a)	11,924	10,898

Cardmember receivables	17,932	15,362
Less: Reserve for losses	91	83

Cardmember receivables, net(b)	$17,841	$ 15,279

(a)	International is comprised of consumer and small business services.

(b)	Cardmember receivables modified in a troubled debt restructuring (TDR) program were immaterial.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credco records these cardmember loans at the time they are purchased from TRS and certain of its affiliates. The total volume of cardmember loans purchased during the six months ended June 30, 2013 and 2012 was $1.9 billion and $1.6 billion, respectively. Cardmember loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Cardmember loans as of June 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
International Card Services	$450	$ 462
Less: Reserve for losses	5	5

Cardmember loans, net(a)	$445	$ 457

(a)	Cardmember loans modified in a TDR program were immaterial.

Cardmember Receivables and Loans Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember receivables and loans as of June 30, 2013 and December 31, 2012:

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$5,942		$30		$10		$26	$ 6,008
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$95	$ 11,924
Cardmember Loans:
International Card Services(c)	$443		$3		$1		$3	$ 450

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	$4,420		$15		$9		$20	$ 4,464
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$90	$ 10,898
Cardmember Loans:
International Card Services(c)	$454		$3		$2		$3	$ 462

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Receivables and Loans

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2013		2012
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Cardmember Receivables:
U.S. Consumer and Small Business Services	1.20%	1.10%	1.49%	1.24%
Cardmember Loans:
International Card Services	0.87%	1.56%	0.48%	1.68%

	2013		2012
	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International and Global Commercial Services	0.07%	0.80%	0.07%	0.67%

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

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific qualitative factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental qualitative factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external qualitative factors on the probable losses inherent within the cardmember receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the six months ended June 30:

(Millions)	2013	2012
Balance, January 1	$83	$ 71
Additions:
Provisions(a)	74	63
Other credits(b)	22	29
Deductions:
Net write-offs(c)	(83)	(77)
Other debits(d)	(5)	—

Balance, June 30	$91	$ 86

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in cardmember receivables purchased from an affiliate. Credco purchases cardmember receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for cardmember receivables. Participation interests in cardmember receivables purchased from an affiliate totaled $3.3 billion for both the six months ended June 30, 2013 and 2012.

(c)	Net write-offs include recoveries of $56 million and $50 million for the six months ended June 30, 2013 and 2012, respectively.

(d)

Primarily reserves for losses attributable to participation interests in cardmember receivables sold to an affiliate. Participation interests in cardmember receivables sold to an affiliate totaled $0.6 billion and nil for the six months ended June 30, 2013 and 2012, respectively.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the six months ended June 30:

(Millions)	2013	2012
Balance, January 1	$5	$ 5
Additions:
Provisions(a)	2	—
Deductions:
Net write-offs(b)	(2)	(1)

Balance, June 30	$5	$ 4

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $3 million for both the six months ended June 30, 2013 and 2012.

5.	Derivatives and Hedging Activities

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

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade. Counterparty risk exposures are centrally monitored by American Express. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A significant portion of Credco’s derivative assets and liabilities as of June 30, 2013 and December 31, 2012 is subject to such master netting agreements with its derivative counterparties. There are no instances where management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on Credco’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of June 30, 2013 and December 31, 2012, Credco does not have derivative positions that warrant credit valuation adjustments.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2013 and December 31, 2012:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value

(Millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$223	$406	$—	$ —
Cash flow hedges	—	—	—	—
Foreign exchange contracts
Net investment hedges	66	6	3	6

Total derivatives designated as hedging instruments	$289	$412	$3	$ 6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$31	$20	$68	$ 73

Total derivatives not designated as hedging instruments	$31	$20	$68	$ 73

Total derivatives gross	$320	$432	$71	$ 79

Cash collateral netting(a)	(205)	(160)	—	—

Derivative asset and derivative liability netting(b)	(14)	(7)	(14)	(7)

Total derivatives, net(c)	$101	$265	$57	$ 72

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of nil and $242 million as of June 30, 2013 and December 31, 2012, respectively, none of which was sold or repledged. Such noncash collateral effectively further reduces Credco’s risk exposure to $101 million and $23 million as of June 30, 2013 and December 31, 2012, respectively, but does not reduce the net exposure on Credco’s Consolidated Balance Sheet.

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2013 and December 31, 2012, Credco hedged $12.5 billion and $14.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other expenses.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of its fixed-rate long-term debt:

For the Three Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(113)	$34	Other, net expenses	$110	$(32)	$(3)	$ 2

For the Six Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(179)	$(4)	Other, net expenses	$181	$(3)	$2	$ (7)

Credco also recognized a net reduction in interest expense of $64 million and $73 million for the three months ended June 30, 2013 and 2012, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges. For the six months ended June 30, 2013 and 2012, the impact on interest expense was a net reduction of $140 million and $141 million, respectively.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of June 30, 2013 and December 31, 2012, Credco did not hedge any of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately. No ineffectiveness or other amounts were reclassified from AOCI into income for the three and six months ended June 30, 2013 and three months ended June 30, 2012. For the six months ended June 30, 2012, an amount of $(1) million loss was reclassified from AOCI into income.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco does not expect to reclassify any amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $58 million and $55 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the effective portion of the gain (loss) on net investment hedges, net of taxes, was $19 million and $(12) million, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the six months ended June 30, 2013 or 2012.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings:

For the Three Months Ended June 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2013	2012
Foreign exchange contracts	Other, net expenses	$(89)	$ 61

Total		$(89)	$ 61

For the Six Months Ended June 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2013	2012
Foreign exchange contracts	Other, net expenses	$50	$ —

Total		$50	$ —

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of June 30, 2013 and December 31, 2012, were $2.3 billion and $2.4 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of June 30, 2013 and December 31, 2012, were $2.2 billion and $2.4 billion, respectively, and were primarily recorded in long-term debt. As of June 30, 2013 and December 31, 2012, nil and $76 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three and six months ended June 30, 2013 and 2012 were as follows:

For the Three Months Ended June 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2013	$—	$26	$ 26

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	—	—	—
Foreign currency translation adjustments	—	(451)	(451)
Net gains related to hedges of investment in foreign operations	—	58	58

Net change in accumulated other comprehensive (loss) income	—	(393)	(393)

Balances as of June 30, 2013	$—	$(367)	$ (367)

For the Six Months Ended June 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$—	$8	$ 8

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	—	—	—
Foreign currency translation adjustments	—	(394)	(394)
Net gains related to hedges of investment in foreign operations	—	19	19

Net change in accumulated other comprehensive (loss) income	—	(375)	(375)

Balances as of June 30, 2013	$—	$(367)	$ (367)

For the Three Months Ended June 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2012	$—	$64	$ 64

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	—	—	—
Foreign currency translation adjustments	—	(235)	(235)
Net gains related to hedges of investment in foreign operations	—	55	55

Net change in accumulated other comprehensive (loss) income	—	(180)	(180)

Balances as of June 30, 2012	$—	$(116)	$ (116)

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended June 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2011	$(1)	$(58)	$ (59)

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	1	—	1
Foreign currency translation adjustments	—	(46)	(46)
Net gains related to hedges of investment in foreign operations	—	(12)	(12)

Net change in accumulated other comprehensive (loss) income	1	(58)	(57)

Balances as of June 30, 2012	$—	$(116)	$ (116)

No amounts were reclassified out of AOCI into the Consolidated Statement of Income for the three and six months ended June 30, 2013.

8.	Income Taxes

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of American Express’ federal tax returns for years through 2007; however, refund claims for certain years continue to be reviewed by the IRS. In addition, American Express is currently under examination by the IRS for the years 2008 through 2011.

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $501 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $501 million of unrecognized tax benefits, approximately $489 million relates to amounts that if recognized would be recorded to shareholder’s equity and would not impact the effective tax rate. With respect to the remaining $12 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have a material impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rates were (80.4) percent and (45.0) percent for the three and six months ended June 30, 2013, respectively, and (17.9) percent and (23.4) percent for the three and six months ended June 30, 2012, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. The tax rates for the three and six months ended June 30, 2013 and for the six months ended June 30, 2012 also reflect the impact of certain prior years’ tax items.

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

Current Economic Environment/Outlook

American Express’ results for second quarter of 2013 reflect a continued healthy spending growth and strong credit performance in both the United States and internationally. The rate of spending growth was relatively consistent with the past several quarters, and was higher than in the prior quarter internationally.

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

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Pretax income depends primarily on the volume of cardmember receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectibility of cardmember receivables and loans purchased.

Credco’s consolidated net income increased $82 million or 42 percent for the six months ended June 30, 2013 as compared to the same period in 2012. The year-over-year increase is primarily due to higher discount revenues earned from purchased cardmember receivables and loans, lower interest expense and higher income tax benefit, partially offset by lower interest income from affiliates and a higher provision for losses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the six months ended June 30:

(Millions)	2013	2012

Discount revenue earned from purchased cardmember receivables and loans:
Volume of receivables and loans purchased	$30	$ 25
Discount rates	11	(2)

Total	$41	$ 23

Interest income from affiliates:
Average loans to affiliates	$20	$ 1
Interest rates	(59)	8

Total	$(39)	$ 9

Interest income from investments:
Average investments outstanding	$(2)	$ (1)
Interest rates	—	3

Total	$(2)	$ 2

Finance revenue:
Average cardmember loans outstanding	$2	$ 2
Interest rates	(1)	—

Total	$1	$ 2

Interest expense:
Average debt outstanding	$20	$ 37
Interest rates	(67)	2

Total	$(47)	$ 39

Interest expense to affiliates:
Average debt outstanding	$—	$ (1)
Interest rates	(5)	3

Total	$(5)	$ 2

Discount revenue earned from purchased cardmember receivables and loans

Discount revenue increased 16 percent or $41 million to $297 million for the six months ended June 30, 2013, as compared to $256 million for the same period in 2012. This change was primarily due to an increase in volume of cardmember receivables and loans purchased for the six months ended June 30, 2013, which increased 11 percent to $109 billion from $98 billion for the same period in 2012. Discount rates, which vary over time due to changes in market interest rates and changes in the collectibility of cardmember receivables, remained relatively flat year over year.

Interest income from affiliates

Interest income from affiliates decreased 15 percent or $39 million to $218 million for the six months ended June 30, 2013, as compared to $257 million for the same period in 2012. This change was primarily driven by a decrease of 102 basis points in annualized effective interest rate charged to affiliates to 3.68 percent for the six months ended June 30, 2013 from 4.7 percent for the same period in 2012, partially offset by an increase in the average loan to affiliates balance to $11.8 billion for the six months ended June 30, 2013 from $11.0 billion for the same period in 2012.

Interest income from investments

Interest income from investments decreased 50 percent or $2 million to $2 million for the six months ended June 30, 2013 as compared to $4 million for the same period in 2012. The decrease was primarily driven by lower average investment balances during 2013.

Finance revenue

Finance revenue increased 5 percent or $1 million to $22 million for the six months ended June 30, 2013, as compared to $21 million for the same period in 2012. This change was primarily driven by an increase in the average cardmember loan balance outstanding during 2013.

Provisions for losses

Provisions for losses increased 21 percent or $13 million to $76 million for the six months ended June 30, 2013, as compared to $63 million for the same period in 2012. The increase was primarily driven by an increase in the volume of cardmember receivables and loans purchased.

Interest expense

Interest expense decreased 13 percent or $47 million to $321 million for the six months ended June 30, 2013, as compared to $368 million for the same period in 2012. This was primarily due to a decrease in annualized effective interest rates of 59 basis points to 2.8 percent for the six months ended June 30, 2013, from 3.39 percent for the same period in 2012, partially offset by an increase in the volume of average debt outstanding, which increased 5 percent to $23 billion for the six months ended June 30, 2013, as compared to $22 billion for the same period in 2012.

Interest expense to affiliates

Interest expense to affiliates decreased 56 percent or $5 million to $4 million for the six months ended June 30, 2013, as compared to $9 million for the same period in 2012. This decrease was primarily driven by the effective annualized interest rate on average debt outstanding to affiliates, which decreased by 21 basis points to 17 basis points for the six months ended June 30, 2013, from 38 basis points for the same period in 2012, while average debt outstanding to affiliates remained relatively flat.

Other, net expenses

The benefit recorded in other, net expenses decreased $7 million to a benefit of $53 million for the six months ended June 30, 2013, from a benefit of $60 million for the six months ended June 30, 2012. This change was primarily driven by a $14 million decrease in the forward points gain generated by foreign exchange forward contracts, partially offset by a benefit in fair value hedge ineffectiveness of $8 million driven by a gain of $2 million for the six months ended June 30, 2013, as compared to a loss of $6 million for the same period in 2012. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the six months ended June 30, 2013 and 2012 were (45.0) percent and (23.4) percent, respectively. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of certain prior years’ tax items.

Cardmember Receivables and Cardmember Loans

As of June 30, 2013 and December 31, 2012, Credco owned $17.9 billion and $15.4 billion, respectively, of gross cardmember receivables. Cardmember receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in cardmember receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) and American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of June 30, 2013 and December 31, 2012, CRC owned approximately $6.5 billion and $4.6 billion, respectively, of such participation interests.

Gross cardmember receivables owned as of June 30, 2013 increased approximately $2.5 billion from December 31, 2012, primarily as a result of an increase in cardmember receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust (the Charge Trust) and the American Express Issuance Trust II (the Charge Trust II), collectively referred to as the Charge Trusts.

As of June 30, 2013 and December 31, 2012, Credco owned gross cardmember loans totaling $450 million and $462 million, respectively. These loans consist of certain interest-earning receivables comprised of American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the cardmember receivables portfolio as of or for the six months ended June 30:

(Millions, except percentages)	2013	2012
Total gross cardmember receivables	$17,932	$ 16,254
Loss reserves – cardmember receivables	$91	$86
Loss reserves as a % of receivables	0.51%	0.53%
Average life of cardmember receivables (# in days)(a)	29	29
U.S. Consumer and Small Business gross cardmember receivables	$6,008	$ 5,142
30 days past due as a % of total	1.10%	1.24%
Average receivables	$5,346	$ 3,888
Write-offs, net of recoveries	$32	$ 29
Net write-off rate(b)	1.20%	1.49%
International and Global Commercial gross cardmember receivables	$11,924	$ 11,112
90 days past billing as a % of total	0.80%	0.67%
Write-offs, net of recoveries	$51	$ 48
Net loss ratio(c)	0.07%	0.07%

(a)

Represents the average life of cardmember receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of cardmember receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of cardmember receivables owned by Credco at the beginning of the year and at the end of each month in each of the six-month periods indicated.

(c)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of cardmember receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS.

The components of loans to affiliates as of June 30, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
American Express Australia Limited	$3,268	$ 3,791
American Express Services Europe Limited	2,943	3,040
Amex Bank of Canada	2,544	3,000
American Express Company	—	2,316
American Express Co. (Mexico) S.A. de C.V.	519	516
American Express Bank (Mexico) S.A.	403	401
American Express International, Inc.	104	114

Total(a)	$9,781	$ 13,178

(a)

As of June 30, 2013, Credco had $9.8 billion of outstanding loans to affiliates, of which approximately $5.8 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $4 billion were uncollateralized loans primarily with affiliated banks. As of December 31, 2012, Credco had $13.2 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying cardmember receivables transferred with recourse and the remaining $6.7 billion were uncollateralized loans primarily with affiliated banks and American Express Company.

Due from/to Affiliates

As of June 30, 2013 and December 31, 2012, amounts due from affiliates were $3.6 billion and $4.2 billion, respectively. As of June 30, 2013 and December 31, 2012, amounts due to affiliates were $0.8 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of cardmember receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of June 30, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
AE Exposure Management Ltd.	$2,572	$ 2,535
American Express Company	2,482	—
American Express Europe Limited	770	648
American Express Swiss Holdings	358	335
American Express Holdings (Netherlands) C.V.	226	226
National Express Company, Inc.	109	108
Other	156	244

Total	$6,673	$ 4,096

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $66 million and $69 million for the six months ended June 30, 2013 and 2012, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Funding Strategy

American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth in its global business and maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

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

Credco’s funding strategy for 2013 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $3.0 billion of unsecured long-term debt that will mature during the next 12 months.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of June 30, 2013 and December 31, 2012, Credco had no commercial paper outstanding. The average commercial paper outstanding was nil and $0.4 billion during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. During the year ended December 31, 2012, the maximum commercial paper outstanding was $1.0 billion and the minimum amount outstanding was nil.

Credco’s total back-up liquidity coverage, which consists of its undrawn committed bank facilities, was 44 percent and 73 percent of net short-term borrowings, including short-term debt to affiliates, as of June 30, 2013 and December 31, 2012, respectively. The undrawn committed bank credit facilities were $3.0 billion as of both June 30, 2013 and December 31, 2012.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of June 30, 2013 and December 31, 2012:

(Billions)	2013	2012
Long-term debt outstanding	$20.9	$ 24.0
Average long-term debt	$22.8	$ 22.4

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. As of June 30, 2013 and December 31, 2012, Credco had $13.2 billion and $15.5 billion, respectively, of debt securities outstanding, issued under the SEC registration statement. Subsequent to June 30, 2013, Credco issued $3.0 billion of multi-tranche senior unsecured notes consisting of $1.2 billion of three year floating rate notes at a rate of 3 month-Libor plus 51 basis points, $1.0 billion of three year fixed-rate notes with a coupon of 1.3 percent and $800 million of five year fixed-rate notes with a coupon of 2.125 percent.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. During the six months ended June 30, 2013, no notes were issued under this program. As of both June 30, 2013 and December 31, 2012, $1.2 billion of debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.6 billion (AUD $6.0 billion). During the six months ended June 30, 2013, no notes were issued under this program. As of June 30, 2013 and December 31, 2012, the entire amount of approximately $5.6 billion and $6.2 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil for both periods.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.3 billion (CAD $3.5 billion) of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. During the six months ended June 30, 2013, AECCC issued CAD $575 million of senior unsecured debt with a maturity of five years and a coupon of 2.31 percent. As of both June 30, 2013 and December 31, 2012, AECCC had $2.2 billion of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of June 30, 2013, management believed Credco was in compliance with all restrictive covenants contained in its debt agreements. During the six months ended June 30, 2013 and 2012, Credco paid $184 million and $192 million, respectively, of cash dividends to TRS. The decrease in the amount of dividends is primarily driven by lower levels of net income from periods prior to the second quarter of 2013 as compared to net income from comparable periods prior to the second quarter of 2012. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of June 30, 2013, Credco had $3.0 billion of unsecured long-term debt that will mature within 12 months.

As of June 30, 2013, Credco had cash and cash equivalents of approximately $50 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs are dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7.2 billion of committed syndicated bank credit facilities as of June 30, 2013, of which the amount outstanding (drawn) was $4.2 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2014(a)	$1.9
2015	3.0
2016	2.3

Total	$7.2

(a)	On July 19, 2013, Credco extended its current three-year Australian dollar credit facility scheduled to mature on August 3, 2014 by one year to mature on August 3, 2015.

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.59 for the six months ended June 30, 2013. The ratio of earnings to fixed charges for American Express for the six months ended June 30, 2013 was 4.72.

Credco’s committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

In consideration of all its funding sources, Credco expects it would have access to liquidity to satisfy all maturing obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Second Quarter 2013 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2012 and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: August 6, 2013	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 6, 2013	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed
Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

Exhibit 12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company.	Electronically filed herewith.

Exhibit 31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

Exhibit 32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

Exhibit 32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1