Form 10-Q
period 2013-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2013-11-05
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes   X              No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2013
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$136	$149	$433	$ 405
Interest income from affiliates	98	124	316	381
Interest income from investments	—	2	2	6
Finance revenue	12	11	34	32

Total revenues	246	286	785	824

Expenses
Provisions for losses	32	43	108	106
Interest expense	139	187	460	555
Interest expense to affiliates	2	7	6	16
Other, net	(19)	(8)	(72)	(68)

Total expenses	154	229	502	609

Pretax income	92	57	283	215
Income tax provision (benefit)	1	(14)	(85)	(51)

Net income	91	71	368	266
Retained earnings at beginning of period	3,092	3,031	2,999	3,028
Dividends	(166)	(105)	(350)	(297)

Retained earnings at end of period	$3,017	$2,997	$3,017	$ 2,997

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Net income	$91	$71	$368	$ 266
Other comprehensive income (loss):
Net unrealized derivative gains, net of tax of: 2013, nil and nil; 2012, nil and nil	—	—	—	1
Foreign currency translation adjustments, net of tax of: 2013, $(11) and nil; 2012, $(34) and $(41)	49	164	(326)	106

Other comprehensive income (loss)	49	164	(326)	107

Comprehensive income	$140	$235	$42	$ 373

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$85	$ 275
Card Member receivables, less reserves: 2013, $85; 2012, $83	16,920	15,279
Card Member loans, less reserves: 2013, $5; 2012, $5	464	457
Loans to affiliates	9,907	13,178
Deferred charges and other assets	184	430
Due from affiliates	3,259	4,176

Total assets	$30,819	$ 33,795

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$34	$ 18
Short-term debt to affiliates	4,626	4,096
Long-term debt	21,984	23,986

Total debt	26,644	28,100
Due to affiliates	883	2,022
Accrued interest and other liabilities	432	505

Total liabilities	27,959	30,627

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,017	2,999
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of: 2013, $(43); 2012, $(43)	(318)	8

Total accumulated other comprehensive (loss) income	(318)	8

Total shareholder’s equity	2,860	3,168

Total liabilities and shareholder’s equity	$30,819	$ 33,795

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30 (Millions)	2013	2012
Cash Flows from Operating Activities
Net income	$368	$ 266
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for losses	108	106
Amortization and other	16	19
Deferred taxes	(6)	7
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	(157)	(11)
Other operating assets and liabilities	(432)	86

Net cash (used in) provided by operating activities	(103)	473

Cash Flows from Investing Activities
Net increase in Card Member receivables and loans	(1,728)	(4,647)
Net decrease (increase) in loans to affiliates	2,804	(1,006)
Net (increase) decrease in due from affiliates	(69)	2,689

Net cash provided by (used in) investing activities	1,007	(2,964)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	529	26
Net increase (decrease) in short-term debt	13	(243)
Issuance of long-term debt	3,549	4,244
Principal payments on long-term debt	(4,829)	(1,560)
Dividends paid	(350)	(297)

Net cash (used in) provided by financing activities	(1,088)	2,170

Effect of exchange rate changes on cash and cash equivalents	(6)	19

Net decrease in cash and cash equivalents	(190)	(302)
Cash and cash equivalents at beginning of period	275	480

Cash and cash equivalents at end of period	$85	$ 178

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

Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning and discounted revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest bearing and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Level 3 — Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 or during the year ended December 31, 2012, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of September 30, 2013 and December 31, 2012:

(Millions)	2013	2012
Assets:
Derivatives(a)	$262	$ 432

Total assets	$262	$ 432

Liabilities:
Derivatives(a)	$67	$ 79

Total liabilities	$67	$ 79

(a)	Refer to Note 5 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above), Credco applies the following valuation techniques:

Derivative Financial Instruments

The fair value of Credco’s derivative financial instruments is estimated by third-party valuation services that use proprietary pricing models or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. Credco reaffirms its understanding of the valuation techniques used by the third-party valuation services at least annually. Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2013 and December 31, 2012:

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$20.3	$20.3	$20.3	$ —
Financial assets carried at other than fair value
Card Member loans	$0.5	$0.5	$—	$ 0.5
Loans to affiliates	$9.9	$10.0	$6.7	$ 3.3

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$5.9	$5.9	$5.9	$ —
Financial liabilities carried at other than fair value
Long-term debt	$22.0	$22.3	$22.3	$ —

	Carrying Value	Corresponding Fair Value Amount
2012 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$19.8	$19.8	$19.8	$ —
Financial assets carried at other than fair value
Card Member loans	$0.5	$0.5	$—	$ 0.5
Loans to affiliates	$13.2	$13.2	$9.5	$ 3.7

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$6.5	$6.5	$6.5	$ —
Financial liabilities carried at other than fair value
Long-term debt	$24.0	$24.5	$24.5	$ —

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2013 and December 31, 2012, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, Card Member receivables, due from affiliates, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets Carried at Other Than Fair Value

Card Member loans

Card Member loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for Credco’s Card Member loans, Credco uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar credit card receivables and the lack of observable pricing inputs thereof, Credco uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income (inclusive of future interest payments), estimated pay-down rates, discount rates and relevant credit costs.

Loans to affiliates

Loans to affiliates are recorded at historical cost on the Consolidated Balance Sheets. In estimating the fair value for Credco’s loans to affiliates, Credco uses discounted cash flow models. For loans to affiliates collateralized by Card Member loans, Credco derives the value of the loans based on the fair value of the underlying collateral used to finance the loans using a discounted cash flow model with inputs as detailed above (Card Member loans), and as such is classified as Level 3. For the remaining loans to affiliates, the models use market observable interest rates and adjust those rates for necessary risks.

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

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2013 or during the year ended December 31, 2012.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Card Member Receivables and Loans

As described below, American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

Card Member Receivables

Card Member receivables represent amounts due from customers of American Express and certain American Express joint venture charge card products. For American Express, the Card Member receivables are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for American Express.

Charge card customers generally must pay the full amount billed each month.

Credco records these Card Member receivables at the time they are purchased from TRS and certain of its subsidiaries and American Express joint ventures that issue the card (card issuers). The total volume of Card Member receivables purchased during the nine months ended September 30, 2013 and 2012 was approximately $161 billion and $149 billion, respectively. Card Member receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Card Member receivables also include participation interests purchased from an affiliate. Participation interests in Card Member receivables represent undivided interests in the cash flows of the non-interest-earning Card Member receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII), a wholly owned subsidiary of TRS that receives undivided, pro rata interests in Card Member receivables transferred to the American Express Issuance Trust II (the Charge Trust II)1, by TRS. The Charge Trust II is a special purpose entity that is consolidated by TRS. As of September 30, 2013 and December 31, 2012, CRC owned approximately nil and $1.7 billion, respectively, of participation interests in Card Member receivables purchased without recourse from American Express Receivables Financing Corporation V LLC (RFC V)2. As of September 30, 2013 and December 31, 2012, CRC owned approximately $5 billion and $2.9 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.

Card Member receivables as of September 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Consumer and Small Business Services	$4,987	$ 4,464
International and Global Commercial Services(a)	12,018	10,898

Card Member receivables	17,005	15,362
Less: Reserve for losses	85	83

Card Member receivables, net(b)	$16,920	$ 15,279

(a)	International is comprised of consumer and small business services.

(b)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Card Member Loans

Card Member loans represent amounts due from customers of American Express and certain American Express joint venture lending card products. For American Express, these Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant, as well as amounts due from charge card product customers when a Card Member enters into an extended payment arrangement with American Express. American Express’ lending portfolios primarily include revolving loans to Card Members obtained through either their credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that Card Members choose to revolve are subject to finance charges.

[1]

During the third quarter of 2013, TRS transferred Card Member receivables from the American Express Issuance Trust (the Charge Trust) to the Charge Trust II, collectively referred to as the Charge Trusts. As of September 30, 2013, the Charge Trust was dissolved, and TRS will utilize the Charge Trust II for securitization of Card Member receivables.

[2]

RFC V is a wholly owned subsidiary of TRS that received undivided, pro rata interests in Card Member receivables transferred to the Charge Trust prior to its dissolution. As a result of dissolution of the Charge Trust, CRC’s Card Member receivables balance as of September 30, 2013 represents purchases of the participation interests from RFC VIII only.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credco records these Card Member loans at the time they are purchased from TRS subsidiaries and certain American Express joint ventures. The total volume of Card Member loans purchased during the nine months ended September 30, 2013 and 2012 was $2.9 billion and $2.5 billion, respectively. Card Member loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Card Member loans as of September 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
International Card Services	$469	$ 462
Less: Reserve for losses	5	5

Card Member loans, net(a)	$464	$ 457

(a)	Card Member loans modified in a TDR program were immaterial.

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of Card Member receivables and loans as of September 30, 2013 and December 31, 2012:

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$4,932		$27		$9		$19	$ 4,987
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$100	$ 12,018
Card Member Loans:
International Card Services(c)	$461		$3		$2		$3	$ 469

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$4,420		$15		$9		$20	$ 4,464
International and Global Commercial Services(a)	(b	)	(b	)	(b	)	$90	$ 10,898
Card Member Loans:
International Card Services(c)	$454		$3		$2		$3	$ 462

(a)

For Card Member receivables in International and Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if Credco initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is considered 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Data for periods prior to 90 days past billing are not available due to financial reporting system constraints. Therefore, it has not been relied upon for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

(c)	Card Member loans over 90 days past due continue to accrue interest.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2013		2012
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Card Member Receivables:
U.S. Consumer and Small Business Services	1.08%	1.10%	1.34%	1.24%
Card Member Loans:
International Card Services	0.86%	1.71%	0.63%	1.65%

	2013		2012
	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Card Member Receivables:
International and Global Commercial Services	0.06%	0.83%	0.07%	0.71%

(a)

Credco’s write-offs, net of recoveries, represent the amount of Card Member receivables or Card Member loans owned by Credco that are written off, expressed as a percentage of the average Card Member receivables or Card Member loans balances during the period.

(b)

Credco’s write-offs, net of recoveries, represent the amount of Card Member receivables owned by Credco that are written off, expressed as a percentage of the volume of Card Member receivables purchased by Credco during the period.

Refer to Note 4 for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.

4.	Reserves for Losses

Reserves for losses relating to Card Member receivables and loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific qualitative factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on Card Member loans for other external environmental qualitative factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of Card Member receivables, the impact of additional external qualitative factors on the probable losses inherent within the Card Member receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of Card Member receivables or loans and net write-off coverage.

Card Member loans and receivables balances are written-off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification and recoveries are recognized as they are collected.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2013	2012
Balance, January 1	$83	$ 71
Additions:
Provisions(a)	105	105
Other credits(b)	41	37
Deductions:
Net write-offs(c)	(116)	(114)
Other debits(d)	(28)	—

Balance, September 30	$85	$ 99

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to participation interests in Card Member receivables purchased from an affiliate. Credco purchases Card Member receivables at fair value but due to system constraints, records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for Card Member receivables. Participation interests in Card Member receivables purchased from an affiliate totaled $7.7 billion and $4.9 billion for the nine months ended September 30, 2013 and 2012, respectively.

(c)	Net write-offs include recoveries of $87 million and $81 million for the nine months ended September 30, 2013 and 2012, respectively.

(d)

Primarily reserves for losses attributable to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold to an affiliate totaled $5.7 billion and nil for the nine months ended September 30, 2013 and 2012, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2013	2012
Balance, January 1	$5	$ 5
Additions:
Provisions(a)	3	1
Deductions:
Net write-offs(b)	(3)	(2)

Balance, September 30	$5	$ 4

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $4 million for both the nine months ended September 30, 2013 and 2012.

5.	Derivatives and Hedging Activities

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

Foreign exchange risk is generated by (i) funding foreign currency Card Member receivables and loans with U.S. dollars and (ii) foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco hedges market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through various means, including the use of foreign currency debt and foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade. Counterparty risk exposures are centrally monitored by American Express. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A significant portion of Credco’s derivative assets and liabilities as of September 30, 2013 and December 31, 2012 is subject to such master netting agreements with its derivative counterparties. There are no instances where management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on Credco’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of September 30, 2013 and December 31, 2012, Credco does not have derivative positions that warrant credit valuation adjustments.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2013 and December 31, 2012:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$216	$406	$—	$ —
Cash flow hedges	—	—	—	—
Foreign exchange contracts
Net investment hedges	11	6	6	6

Total derivatives designated as hedging instruments	$227	$412	$6	$ 6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$35	$20	$61	$ 73

Total derivatives not designated as hedging instruments	$35	$20	$61	$ 73

Total derivatives, gross	$262	$432	$67	$ 79

Cash collateral netting(a)	(203)	(160)	—	—

Derivative asset and derivative liability netting(b)	(11)	(7)	(11)	(7)

Total derivatives, net(c)	$48	$265	$56	$ 72

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of nil and $242 million as of September 30, 2013 and December 31, 2012, respectively, none of which was sold or repledged. Such noncash collateral effectively further reduces Credco’s risk exposure to $48 million and $23 million as of September 30, 2013 and December 31, 2012, respectively, but does not reduce the net exposure on Credco’s Consolidated Balance Sheet. Additionally, Credco posted $33 million and nil as of September 30, 2013 and December 31, 2012, respectively, as initial margin on its centrally cleared interest rate swaps, not netted against the derivative balances.

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2013 and December 31, 2012, Credco hedged $12.4 billion and $14.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of its fixed-rate long-term debt for the three and nine months ended September 30:

For the Three Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(8)	$(7)	Other, net expenses	$4	$(15)	$(4)	$ (22)

For the Nine Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(187)	$(11)	Other, net expenses	$185	$(18)	$(2)	$ (29)

Credco also recognized a net reduction in interest expense of $53 million and $73 million for the three months ended September 30, 2013 and 2012, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges. For the nine months ended September 30, 2013 and 2012, the impact on interest expense was a net reduction of $193 million and $214 million, respectively.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability, or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of September 30, 2013 and December 31, 2012, Credco did not hedge any of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately. No ineffectiveness or other amounts were reclassified from AOCI into income for the three and nine months ended September 30, 2013 and three months ended September 30, 2012. For the nine months ended September 30, 2012, an amount of $(1) million loss was reclassified from AOCI into income.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco does not expect to reclassify any amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $(19) million and $(58) million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the effective portion of the gain (loss) on net investment hedges, net of taxes, was nil and $(70) million, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the nine months ended September 30, 2013 or 2012.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30:

For the Three Months Ended September 30: (Millions)

	Pretax gains (losses)

Description	Income Statement Line Item	Amount
		2013	2012
Foreign exchange contracts	Other, net expenses	$21	$ 10

Total		$21	$ 10

For the Nine Months Ended September 30: (Millions)

	Pretax gains (losses)

Description	Income Statement Line Item	Amount
		2013	2012
Foreign exchange contracts	Other, net expenses	$71	$ 10

Total		$71	$ 10

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of September 30, 2013 and December 31, 2012, were $2.3 billion and $2.4 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of September 30, 2013 and December 31, 2012, were $2.3 billion and $2.4 billion, respectively, and were primarily recorded in long-term debt. As of September 30, 2013 and December 31, 2012, nil and $76 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months Ended September 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2013	$—	$(367)	$ (367)

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	—	—	—
Foreign currency translation adjustments	—	68	68
Net losses related to hedges of investment in foreign operations	—	(19)	(19)

Net change in accumulated other comprehensive income	—	49	49

Balances as of September 30, 2013	$—	$(318)	$ (318)

For the Nine Months Ended September 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$—	$8	$ 8

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	—	—	—
Foreign currency translation adjustments	—	(326)	(326)
Net losses related to hedges of investment in foreign operations	—	—	—

Net change in accumulated other comprehensive (loss)	—	(326)	(326)

Balances as of September 30, 2013	$—	$(318)	$ (318)

For the Three Months Ended September 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2012	$—	$(116)	$ (116)

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	—	—	—
Foreign currency translation adjustments	—	222	222
Net losses related to hedges of investment in foreign operations	—	(58)	(58)

Net change in accumulated other comprehensive income	—	164	164

Balances as of September 30, 2012	$—	$48	$ 48

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2011	$(1)	$(58)	$ (59)

Net unrealized losses	—	—	—
Reclassification for realized losses into earnings	1	—	1
Foreign currency translation adjustments	—	176	176
Net losses related to hedges of investment in foreign operations	—	(70)	(70)

Net change in accumulated other comprehensive income	1	106	107

Balances as of September 30, 2012	$—	$48	$ 48

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30, 2013.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $517 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $517 million of unrecognized tax benefits, approximately $504 million relates to amounts that if recognized would be recorded to shareholder’s equity and would not impact the effective tax rate. With respect to the remaining $13 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have a material impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rates were 1.1 percent and (30.0) percent for the three and nine months ended September 30, 2013, respectively, and (24.4) percent and (23.7) percent for the three and nine months ended September 30, 2012, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. The tax rates for the nine months ended September 30, 2013 reflect the impact of certain prior years’ tax items.

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

Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of the American Express® Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning and discounted revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest-earning and revolving loans are primarily funded by subsidiaries of TRS other than Credco.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-Looking Statements” section.

Current Economic Environment/Outlook

American Express’ results for third quarter of 2013 reflect continued healthy spending growth, excellent credit quality and a strong capital position. During the quarter, Card Member spending volumes grew both in the United States and internationally, and across all of American Express’ businesses.

Competition remains extremely intense across American Express’ businesses. In addition, the global economic environment remains uneven. While American Express’ business is diversified, any impact of potential U.S. income tax law changes and continued budget and debt ceiling discussions in Washington remains uncertain.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Pretax income depends primarily on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectability of Card Member receivables and loans purchased.

Credco’s consolidated net income increased $102 million or 38 percent for the nine months ended September 30, 2013 as compared to the same period in 2012. The year-over-year increase is primarily due to higher discount revenues earned from purchased Card Member receivables and loans, lower interest expense and higher income tax benefit, partially offset by lower interest income from affiliates and a higher provision for losses.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine months ended September 30:

(Millions)	2013	2012
Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$33	$ 53
Discount rates	(5)	31

Total	$28	$ 84

Interest income from affiliates:
Average loans to affiliates	$17	$ 21
Interest rates	(82)	(16)

Total	$(65)	$ 5

Interest income from investments:
Average investments outstanding	$(3)	$ (2)
Interest rates	(1)	4

Total	$(4)	$ 2

Finance revenue:
Average Card Member loans outstanding	$3	$ 3
Interest rates	(1)	1

Total	$2	$ 4

Interest expense:
Average debt outstanding	$2	$ 74
Interest rates	(97)	(29)

Total	$(95)	$ 45

Interest expense to affiliates:
Average debt outstanding	$1	$ —
Interest rates	(11)	7

Total	$(10)	$ 7

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue increased 7 percent or $28 million to $433 million for the nine months ended September 30, 2013, as compared to $405 million for the same period in 2012. This change was primarily driven by an 8 percent increase in the volume of receivables purchased to $164 billion for the nine months ended September 30, 2013 from $152 billion for the same period in 2012. Discount rates, which vary over time due to changes in market interest rates or changes in the collectability of Card Member receivables, remained relatively flat year over year.

Interest income from affiliates

Interest income from affiliates decreased 17 percent or $65 million to $316 million for the nine months ended September 30, 2013, as compared to $381 million for the same period in 2012. This change was primarily driven by a decrease of 92 basis points in the annualized effective interest rate charged to affiliates to 3.53 percent for the nine months ended September 30, 2013 as compared to 4.45 percent for the same period in 2012, partially offset by a 5 percent increase in the average loan with affiliates balance to $12 billion for the nine months ended September 30, 2013 from $11.4 billion for the same period in 2012.

Interest income from investments

Interest income from investments decreased by 67 percent or $4 million to $2 million for the nine months ended September 30, 2013 as compared to $6 million for the same period in 2012. The change was primarily driven by lower average investment balances during 2013.

Finance revenue

Finance revenue increased 6 percent or $2 million to $34 million for the nine months ended September 30, 2013, as compared to $32 million for the same period in 2012. This change was primarily driven by an increase in the average Card Member loan balance outstanding during 2013.

Provisions for losses

Provisions for losses increased 2 percent or $2 million to $108 million for the nine months ended September 30, 2013, as compared to $106 million for the same period in 2012. This change was primarily driven by an increase in the volume of Card Member receivables and loans purchased.

Interest expense

Interest expense decreased 17 percent or $95 million to $460 million for the nine months ended September 30, 2013, as compared to $555 million for the same period in 2012. This change was primarily driven by a decrease in annualized effective interest rates of 57 basis points to 2.71 percent for the nine months ended September 30, 2013, from 3.28 percent for the same period in 2012, while average debt outstanding remained relatively flat year over year.

Interest expense to affiliates

Interest expense to affiliates decreased 63 percent or $10 million to $6 million for the nine months ended September 30, 2013, as compared to $16 million for the same period in 2012. This change was primarily driven by a decrease in the effective annualized interest rate on average debt outstanding to affiliates by 32 basis points to 16 basis points for the nine months ended September 30, 2013 from 48 basis points for the same period in 2012, while average debt outstanding to affiliates remained relatively flat year over year.

Other, net expenses

The benefit recorded in Other, net expenses increased $4 million to a benefit of $72 million for the nine months ended September 30, 2013, from a benefit of $68 million for the same period in 2012. This change was primarily driven by a decrease in fair value hedge ineffectiveness loss of $27 million, partially offset by a $22 million decrease in the forward points gain generated by foreign exchange forward contracts. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuations.

Income taxes

The effective tax rates for the nine months ended September 30, 2013 and 2012 were (30.0) percent and (23.7) percent, respectively. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of certain prior years’ tax items.

Card Member Receivables and Card Member Loans

As of September 30, 2013 and December 31, 2012, Credco owned $17.0 billion and $15.4 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due from charge card customers and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) and American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. During the third quarter of 2013, TRS transferred Card Member receivables from the American Express Issuance Trust (the Charge Trust) to the American Express Issuance Trust II (the Charge Trust II), collectively referred to as the Charge Trusts. As of September 30, 2013, the Charge Trust was dissolved, and TRS will continue to utilize the Charge Trust II for securitization of Card Member receivables. As a result, CRC’s Card Member receivables balance as of September 30, 2013 represents purchases of the participation interests from RFC VIII only. As of September 30, 2013 and December 31, 2012, CRC owned approximately $5.0 billion and $4.6 billion, respectively, of such participation interests.

Gross Card Member receivables owned as of September 30, 2013 increased approximately $1.6 billion from December 31, 2012, primarily as a result of an increase in Card Member receivables purchased driven by an increase in the seller’s interest in the Charge Trust II.

As of September 30, 2013 and December 31, 2012, Credco owned gross Card Member loans totaling $469 million and $462 million, respectively. These loans consist of certain interest-earning receivables comprising American Express and American Express joint venture credit card receivables.

The following table summarizes selected information related to the Card Member receivables portfolio as of or for the nine months ended September 30:

(Millions, except percentages)	2013	2012
Total gross Card Member receivables	$17,005	$ 17,386
Loss reserves – Card Member receivables	$85	$ 99
Loss reserves as a % of receivables	0.50%	0.57%
Average life of Card Member receivables (# in days)(a)	29	29

U.S. Consumer and Small Business gross Card Member receivables	$4,987	$ 6,516
30 days past due as a % of total	1.10%	1.24%
Average receivables	$5,426	$ 4,474
Write-offs, net of recoveries	$44	$ 45
Net write-off rate(b)	1.08%	1.34%

International and Global Commercial gross Card Member receivables	$12,018	$ 10,870
90 days past billing as a % of total	0.83%	0.71%
Write-offs, net of recoveries	$72	$ 69
Net loss ratio(c)	0.06%	0.07%

(a)

Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of Card Member receivables purchased by Credco.

(b)

Credco’s write-offs, net of recoveries, are expressed as a percentage of the average amount of Card Member receivables owned by Credco at the beginning of the year and at the end of each month in each of the nine-month periods indicated.

(c)	Credco’s write-offs, net of recoveries, are expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS.

The components of loans to affiliates as of September 30, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
American Express Australia Limited	$3,175	$ 3,791
American Express Services Europe Limited	3,080	3,040
Amex Bank of Canada	2,604	3,000
American Express Company	—	2,316
American Express Co. (Mexico) S.A. de C.V.	534	516
American Express Bank (Mexico) S.A.	415	401
American Express International, Inc.	99	114

Total(a)	$9,907	$ 13,178

(a)

As of September 30, 2013, Credco had $9.9 billion of outstanding loans to affiliates, of which approximately $5.8 billion were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $4.1 billion were uncollateralized loans primarily with affiliated banks. As of December 31, 2012, Credco had $13.2 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $6.7 billion were uncollateralized loans primarily with affiliated banks and American Express Company.

Due from/to Affiliates

As of September 30, 2013 and December 31, 2012, amounts due from affiliates were $3.3 billion and $4.2 billion, respectively. As of September 30, 2013 and December 31, 2012, amounts due to affiliates were $0.9 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of September 30, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
AE Exposure Management Ltd.	$2,612	$ 2,535
American Express Company	180	—
American Express Europe Limited	1,025	648
American Express Swiss Holdings	388	335
American Express Holdings (Netherlands) C.V.	226	226
National Express Company, Inc.	110	108
Other	85	244

Total	$4,626	$ 4,096

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $100 million and $104 million for the nine months ended September 30, 2013 and 2012, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Consolidated Capital Resources and Liquidity

Credco’s balance sheet management objectives are to maintain:

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•

Liquidity programs that enable Credco to continuously meet expected future financing obligations and business requirements for at least a 12-month period even in the event it is unable to continue to raise new funds under its traditional funding programs during a substantial weakening in economic conditions.

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

Credco’s funding strategy for 2013 is to raise funds to meet short-term borrowings outstanding, which includes seasonal and other working capital needs and changes in receivables and other asset balances, while seeking to maintain access to a sufficient amount of its own and its affiliates’ cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations for a 12-month period. Credco has $2.4 billion of unsecured long-term debt that will mature during the next 12 months.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2013 and December 31, 2012, Credco had no commercial paper outstanding. The average commercial paper outstanding was nil and $0.4 billion during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. During the year ended December 31, 2012, the maximum commercial paper outstanding was $1.0 billion and the minimum amount outstanding was nil.

Credco’s total back-up liquidity coverage, which consists of its undrawn committed bank facilities, was 64 percent and 73 percent of net short-term borrowings, including short-term debt to affiliates, as of September 30, 2013 and December 31, 2012, respectively. The undrawn committed bank credit facilities were $3.0 billion as of both September 30, 2013 and December 31, 2012.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of September 30, 2013 and December 31, 2012:

(Billions)	2013	2012
Long-term debt outstanding	$22.0	$ 24.0
Average long-term debt	$22.5	$ 22.4

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities to be issued. As of September 30, 2013 and December 31, 2012, Credco had $14.2 billion and $15.5 billion, respectively, of debt securities outstanding, issued under the SEC registration statement. During the third quarter ended September 30, 2013, Credco issued $3.0 billion of multi-tranche senior unsecured notes consisting of $1.2 billion of three year floating rate notes at a rate of 3 month-LIBOR plus 51 basis points, $1.0 billion of three year fixed-rate notes with a coupon of 1.3 percent and $800 million of five year fixed-rate notes with a coupon of 2.125 percent.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. During the nine months ended September 30, 2013, no notes were issued under this program. As of both September 30, 2013 and December 31, 2012, $1.2 billion of debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.6 billion (AUD $6.0 billion). During the nine months ended September 30, 2013, no notes were issued under this program. As of September 30, 2013 and December 31, 2012, the entire amount of approximately $5.6 billion and $6.2 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil for both periods.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.4 billion (CAD $3.5 billion) of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. During the nine months ended September 30, 2013, AECCC issued CAD $575 million of senior unsecured debt with a maturity of five years and a coupon of 2.31 percent. As of both September 30, 2013 and December 31, 2012, AECCC had $2.2 billion of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of September 30, 2013, management believed Credco was in compliance with all restrictive covenants contained in its debt agreements. During the nine months ended September 30, 2013 and 2012, Credco paid $350 million and $297 million, respectively, of cash dividends to TRS. The increase in the amount of dividends is primarily driven by higher levels of net income from periods prior to the third quarter of 2013 as compared to net income from comparable periods prior to the third quarter of 2012. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Strategy

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of cash, readily marketable securities and contingent sources of liquidity, so that American Express and its subsidiaries, including Credco, can continuously meet their business requirements and expected future financing obligations for at least a 12-month period, even in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions.

Credco manages this objective by regularly accessing capital through its various funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the Charge Trust II, as well as committed bank facilities.

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

Credco’s current liquidity target is to maintain adequate liquidity in the form of cash as well as access to additional liquidity through intercompany borrowing arrangements, to satisfy all maturing funding obligations for a period of 12 months, while continuing to maintain access to significant additional contingency liquidity sources. As of September 30, 2013, Credco had $2.4 billion of unsecured long-term debt that will mature within 12 months.

As of September 30, 2013, Credco had cash and cash equivalents of approximately $85 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs interest costs on these amounts. The level of net interest costs are dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7.2 billion of committed syndicated bank credit facilities as of September 30, 2013, of which the amount outstanding (drawn) was $4.2 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2015(a)	$ 4.9
2016	2.3

Total	$ 7.2

(a)	On July 19, 2013, Credco extended its current three-year Australian dollar credit facility scheduled to mature on August 3, 2014 by one year to mature on August 3, 2015.

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.61 for the nine months ended September 30, 2013. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2013 was 4.80.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Third Quarter 2013 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2012 and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

•

credit trends, which will depend in part on the economic environment, including, among other things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

•

the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of Card Member receivables and loans, and operational risk;

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

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: November 5, 2013	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 5, 2013	By	/s/ Kimberly R. Scardino
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