Form 10-K
period 2013-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2014-03-11
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 11, 2014, 1,504,938 shares were outstanding.

Documents incorporated by reference: None

PART I1

Item 1.	BUSINESS

Introduction

Overview

American Express Credit Corporation (Credco) was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly owned subsidiary of American Express. Both American Express and TRS are bank holding companies.

Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of the American Express® Green Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest-earning and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the card.

American Express Card Business

American Express is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. American Express’ principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world.

American Express’ products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Card Member purchases. TRS charges a fee, the “merchant discount,” to the merchant that reflects the value that is delivered to the merchant and the investments made in providing that value. Value is delivered to the merchant in a variety of ways, including through higher spending Card Members relative to users of cards issued on competing card networks, product and network features and functionality, marketing expertise and programs, information services, fraud prevention services, dedicated client management group and other investments that enhance the value propositions associated with acceptance of the card. When establishing the merchant discount rate, consideration is also given to a number of other factors, such as industry-specific requirements, estimated charge volume and payment terms.

The charge card, which is marketed in the United States and many other countries and generally carries no preset spending limit, is primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors, including a Card Member’s current spending patterns, payment history, credit record and financial resources. Charge cards generally require payment by the Card Member of the full amount billed each month. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset spending limit and pay-in-full nature of these products attract high-spending Card Members. In addition to charge cards, TRS and its subsidiaries and licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of payment terms, interest rate and fee structures.

[1]

Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements.

American Express’ card businesses are subject to extensive regulation. In the United States, the business is subject to a number of federal laws and regulations, including:

•	The Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit)

•

The Fair Credit Reporting Act (FCRA) as amended by the Fair and Accurate Credit Transactions Act (FACT Act) (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected)

•

The Truth in Lending Act (TILA) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications)

•	The Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements)

•	The Truth in Savings Act (which requires certain disclosures about rates paid and other terms of deposit accounts)

•

The Electronic Funds Transfer Act (which, among other things, governs disclosures and settlement of transactions for electronic funds transfers and customer rights and liability arising from the use of ATMs and other electronic banking services and, after the enactment of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Reform Act), imposes a cap on debit card interchange fees and prohibits exclusivity arrangements for payment card networks)

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act) (which prohibits certain acts and practices in connection with consumer credit card accounts)

•	The Consumer Financial Protection Act of 2010 (Title X of the Dodd-Frank Reform Act) (which provides for the creation of the Consumer Financial Protection Bureau)

•	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages)

•

Regulation Z (which implements TILA and was recently amended by the Federal Reserve Board (Federal Reserve) to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act)

•	Federal and state laws and regulations that generally prohibit engaging in unfair, deceptive and abusive acts and practices in offering consumer financial products and services

In the United States, certain applicable federal and state privacy, data protection and information security laws govern the collection, use, sharing and safeguarding of customer information by financial institutions, including certain requirements related to security breach notification. Other countries in which American Express operates, including those in the European Union, also have certain applicable privacy, data protection and information security laws that govern the collection, use, sharing and safeguarding of customer information by financial institutions, in some cases more stringent than the requirements in the United States. U.S. federal law also regulates abusive debt collection practices. In addition, a number of states, the European Union and many foreign countries in which American Express operates have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). Bankruptcy and debtor relief laws affect Credco to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (Patriot Act), with regard to maintaining effective anti-money laundering programs.

General Nature of Credco’s Business

Credco engages in the business of financing the Card Member receivables and loans of its affiliates and certain American Express joint ventures. The use of a centralized funding source for assets originated by affiliated entities is utilized by other large corporations like American Express, providing operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results remain separate from other sources of volatility and risk inherent in the businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. The separation of Credco from American Express and its other affiliates also allows American Express to provide Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express affiliates. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. Refer to Exhibit 12.1 for fixed charge coverage ratio calculation.

The agreements for the purchase and sale of card receivables (receivables agreements) between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). Credco considers its expenses (such as interest costs, expected credit losses and any applicable service fees) in the calculation of the discount rate at which Credco offers to purchase receivables as well as the margin it requires to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 26.

Credco funds, either directly or indirectly through its consolidated subsidiaries, Card Member receivables and loans primarily in one or more of the following ways:

•	purchases, without recourse, of Card Member receivables and loans directly from issuers of American Express cards (card issuers);

•	purchases of participation interests from TRS’ securitization program;

•	unsecured loans provided to affiliates, primarily American Express banking subsidiaries; and

•	loans provided to affiliates that are collateralized by the underlying Card Member receivables and loans transferred with recourse.

Where Credco purchases Card Member receivables and loans without recourse, amounts resulting from unauthorized charges (for example, those made with a lost or stolen card) are excluded from the definition of receivables and loans under the receivables agreements and are not eligible for purchase by Credco. If the unauthorized nature of the charge is discovered after purchase by Credco, the card issuer repurchases the charge from Credco.

Credco generally purchases non-interest-earning Card Member receivables at face amount less a specified discount, which is determined at the time of purchase based upon the nature of the receivables. The discount rate applicable to purchases of new receivables is negotiated to reflect changes in interest rates and the collectability of the receivables. New groups of Card Member receivables are generally purchased net of reserve balances.

Card Member loans are primarily funded by subsidiaries of TRS other than Credco, although certain Card Member loans are purchased by Credco. These Card Member loans consist of certain interest-earning revolving loans generated by Card Member spending on American Express and American Express joint venture credit cards issued in non-U.S. markets.

As part of its receivables and loans funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds Card Member receivables and Card Member loans in Canada primarily through loans to Amex Bank of Canada, the card issuer and a wholly owned subsidiary of TRS. In Australia and the United Kingdom, Credco funds Card Member receivables and Card Member loans principally through transfers of receivables with recourse from card issuers, which are wholly owned subsidiaries of TRS. In Mexico, Credco funds Card Member receivables by acquiring such receivables with recourse from American Express Company (Mexico) and funds Card Member loans through loans to American Express Bank (Mexico), both of which are wholly owned subsidiaries of TRS. These local funding strategies result in Credco recording additional loans to affiliates.

TRS and its subsidiaries, as agents for Credco, originate the Card Member receivables and loans and establish credit standards for Card Members on Credco’s behalf. In addition, TRS and its subsidiaries perform accounting, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. The receivables agreements provide that, without prior written notice to Credco, the credit standards used to determine whether or not a card is to be issued to an applicant may not be materially reduced and the policy as to the cancellation of cards for credit reasons may not be materially liberalized.

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

In 2008, Credco and both American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks) mutually agreed to amend their respective receivables agreements. The amended agreements give the Banks the flexibility, from time to time, to sell U.S. consumer and small business charge card receivables to Credco or to retain the receivables and fund them from their own sources, which aligns with American Express’ strategy to maintain access to a range of funding sources. The amended agreements require each Bank to sell either all or none of its charge card receivables to Credco at any given time. The Banks, therefore, may not direct receivables with particular risk characteristics for sale to Credco. The arrangements between Credco and the Banks have no impact on Credco’s funding of U.S. corporate card receivables and charge card receivables outside the United States.

Current Economic Environment/Outlook

American Express’ results for 2013 reflect healthy spending growth, continuing strong credit quality, effective control of operating expenses and a strong capital position. Despite a challenging economic environment, Card Member billed business volumes grew both in the U.S. and internationally, and across all of the Company’s businesses.

The regulatory environment continues to evolve and has heightened the focus that all financial services firms, including American Express, must have on their controls and processes. The review of products and practices will be a continuing focus of American Express, as well as by regulators. In addition, regulation of the payments industry has increased significantly in recent years and governments in several countries have established or are proposing to establish payment system regulatory regimes.

Competition remains extremely intense across American Express’ businesses. While American Express’ business is diversified, including the corporate card business, a large international business and Global Network Services (GNS) partners around the world, the global economic environment remains challenging. In addition, any impact of potential U.S. income tax law changes or volatility in foreign exchange rates remains uncertain.

Volume of Business

The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:

(Billions)
	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,(a)			Gross Receivables and Loans Owned as of December 31,

Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
2013	$170	$45	$215	$ 11	$4	$ 15
2012	160	42	202	12	4	16
2011	131	40	171	10	3	13
2010	124	35	159	10	3	13
2009	86	32	118	7	3	10

(a)

In addition to the above activity, Credco also purchased new groups of Card Member receivables from TRS and certain of its subsidiaries and participation interests from affiliates, totaling $7.7 billion, $7.5 billion, $2.7 billion, $3.6 billion and $1.8 billion in 2013, 2012, 2011, 2010 and 2009, respectively.

The increase in volumes of receivables and loans purchased during 2013, when compared to 2012, is primarily due to the increase in purchases resulting from higher Card Member spending in 2013 compared to 2012.

Card Member Receivables and Card Member Loans

As of December 31, 2013 and 2012, Credco owned $14.5 billion and $15.4 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express and certain American Express joint venture charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivable Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation V LLC (RFC V) and American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. During the third quarter of 2013, TRS transferred Card Member receivables from the American Express Issuance Trust (the Charge Trust) to the American Express Issuance Trust II (the Charge Trust II), collectively referred to as the Charge Trusts. As of December 31, 2013, the Charge Trust was dissolved, and TRS will continue to utilize the Charge Trust II for securitization of Card Member receivables. As a result, CRC’s Card Member receivables balance as of December 31, 2013 represents purchases of the participation interests from RFC VIII only. As of December 31, 2013 and 2012, CRC owned approximately $2.5 billion and $4.6 billion, respectively, of such participation interests.

Gross Card Member receivables owned as of December 31, 2013 decreased approximately $0.9 billion from December 31, 2012, primarily as a result of a decrease in the seller’s interest in the Charge Trust II.

As of December 31, 2013 and 2012, Credco owned gross Card Member loans totaling $523 million and $462 million, respectively. These loans represent revolving amounts due on American Express and certain American Express joint venture lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio for the years ended December 31:

(Millions, except percentages)	2013	2012	2011	2010	2009
Total gross Card Member receivables(a)(b)	$14,534	$15,362	$12,807	$12,373	$ 9,893
Loss reserves — Card Member receivables(a)	$76	$83	$71	$112	$ 141
Loss reserves as a % of receivables(e)	0.5%	0.5%	0.6%	0.9%	1.4%
Average life of Card Member receivables (# in days)(c)	29	29	30	29	29

U.S. Consumer and Small Business gross Card Member receivables(a)	$2,490	$4,464	$2,843	$3,497	$ 2,744
30 days past due as a % of total	1.0%	1.0%	1.4%	1.2%	1.5%
Average receivables	$5,151	$4,790	$3,499	$3,860	$ 1,899
Write-offs, net of recoveries	$52	$59	$47	$54	$ 54
Net write-off rate(a)(d)	1.0%	1.2%	1.3%	1.4%	2.9%

International Card and Global Commercial gross Card Member receivables(a)(b)(e)	$12,044	$10,898	$9,964	$8,876	$ 7,149
90 days past billing as a % of total(e)	1.0%	0.8%	0.8%	0.9%	1.5%
Write-offs, net of recoveries(e)	$96	$88	$73	$115	$ 186
Net loss ratio(e)(f)	0.06%	0.06%	0.06%	0.10%	0.20%

(a)	Refer to Notes 3 and 4 to the Consolidated Financial Statements for further discussion.

(b)	Effective 2013, Credco has reclassified $254 million of credit balances included among Card Member receivables to Due to affiliates.

(c)

Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of Card Member receivables purchased by Credco.

(d)

Credco’s net write-off rate represents the amount of Card Member receivables owned by Credco that are written off, expressed as a percentage of the average Card Member receivables in each of the years indicated.

(e)

Effective January 1, 2010, American Express revised the time period in which past due Card Member receivables in International Card Services and Global Commercial Services are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Consumer and Small Business receivables. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a significant impact on provisions for losses.

(f)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the years indicated.

Reserves for Card Member Receivables and Card Member Loans

The following table presents the changes in the reserve for losses related to Card Member receivables and loans:

Years Ended December 31, (Millions)	2013	2012	2011	2010	2009
Reserve for losses:
Balance, January 1	$88	$76	$121	$160	$ 218
Additions:
Provisions for losses	148	143	80	128	214
Other credits(a)	41	54	23	36	12
Deductions:
Accounts written off, net(b)(c)	152	150	122	179	263
Other charges(d)	45	35	26	24	21

Balance, December 31	$80	$88	$76	$121	$ 160

Reserve for losses as a % of gross Card Member receivables and loans owned at December 31	0.5%	0.6%	0.6%	0.9%	1.5%

(a)

Reserve balances applicable to new groups of Card Member receivables and loans purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables and loans purchased totaled $7.7 billion, $7.5 billion, $2.7 billion, $3.6 billion and $1.8 billion in 2013, 2012, 2011, 2010 and 2009, respectively.

(b)

Includes recoveries on accounts previously written off of $115 million, $113 million, $102 million, $119 million and $75 million in 2013, 2012, 2011, 2010 and 2009, respectively. Effective January 1, 2010, American Express revised the time period in which past due Card Member receivables for its International Card Services and Global Commercial Services segments are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance. This write-off methodology was also adopted by Credco. Previously, International Card Services and Global Commercial Services Card Member receivables were written off when they were 360 days past billing. Therefore, the net write-offs for the year ended December 31, 2010 included net write-offs resulting from this write-off methodology change.

(c)	The net write-offs for 2010 include write-offs resulting from the 180 days write-off methodology change for International Card Services and Global Commercial Services Card Member receivables.

(d)

Primarily relates to reserve balances applicable to certain groups of Card Member receivables and participation interests sold to affiliates. Card Member receivables and participation interests sold to affiliates totaled $9.1 billion, $5.8 billion, $3.3 billion, $2.7 billion and $2.3 billion in 2013, 2012, 2011, 2010 and 2009, respectively.

Loans to Affiliates

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS.

The components of loans to affiliates as of December 31 were as follows:

(Millions)	2013	2012
American Express Services Europe Limited	$3,185	$ 3,040
Amex Bank of Canada	3,161	3,000
American Express Australia Limited	3,119	3,791
American Express Company	819	2,316
American Express Co. (Mexico) S.A. de C.V.	535	516
American Express Bank (Mexico) S.A.	415	401
American Express International, Inc.	106	114

Total(a)	$11,340	$ 13,178

(a)

As of December 31, 2013, Credco had $11.3 billion of outstanding loans to affiliates, of which approximately $5.8 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $5.5 billion were uncollateralized loans primarily to affiliated banks and American Express Company. As of December 31, 2012, Credco had $13.2 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $6.7 billion were uncollateralized loans primarily to affiliated banks and American Express Company.

Due from/to Affiliates

As of December 31, 2013 and 2012, amounts due from affiliates were $3.4 billion and $4.2 billion, respectively. As of December 31, 2013 and 2012, amounts due to affiliates were $1.3 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2013	2012
AE Exposure Management Ltd.	$2,541	$ 2,535
American Express Swiss Holdings	419	335
American Express Europe LLC	261	648
American Express Holdings (Netherlands) C.V.	188	226
National Express Company, Inc.	123	108
Other	51	244

Total	$3,583	$ 4,096

Service Fees to Affiliates

Affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $138 million and $139 million for the years ended December 31, 2013 and 2012, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Sources of Funds

Credco’s business is financed by borrowings consisting principally of issuances of U.S. dollar and foreign currency term debt, borrowings under bank credit facilities in certain international markets, intercompany borrowings, and issuances of commercial paper, as well as cash provided through operations. Credco has not issued asset-backed securities (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Capital Resources and Liquidity — Funding Strategy.”

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Year	Weighted-Average Effective Interest Rate
2013	2.21%
2012	2.75%
2011	2.86%
2010	2.39%
2009	2.15%

Refer to Notes 5 and 9 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

Foreign Operations

Refer to Notes 1, 7 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

As of December 31, 2013 and 2012, Credco had 10 and 24 employees, respectively.

Other Matters

Accounting Developments

Refer to the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Item 1A.	RISK FACTORS

This section highlights specific risks that could affect Credco and its businesses. Based on the information currently known to it, Credco believes the following information identifies the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below. Additional risks and uncertainties not presently known to Credco or that Credco currently believes to be immaterial may also adversely affect Credco’s business.

If any of the following risks and uncertainties develops into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on Credco’s business, financial condition or results of operations. These events could also have a negative effect on the trading price of its securities.

Adverse capital and credit market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital.

The global money and capital markets, while demonstrating generally improved conditions, remain susceptible to volatility and disruption, which could negatively impact market liquidity conditions.

Credco needs liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, Credco could be forced to limit its business growth or curtail operations. The principal sources of Credco’s liquidity are payments from Card Members, cash and cash equivalents, debt instruments such as unsecured medium- and long-term notes, assets that could be sold to TRS for securitization, and long-term committed bank borrowing facilities in certain non-U.S. markets, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates, through intercompany loan agreements.

Credco’s ability to obtain financing in the debt capital markets for unsecured term debt and asset securitization is dependent on investor demand. Notwithstanding Credco’s solid financial position, Credco is not immune from pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment have impacted financial services companies. Although markets for Credco’s unsecured term debt have improved, there is no assurance that such markets will be open to Credco in the future. For example, concerns regarding U.S. debt and budget matters and sovereign debt and related austerity measures in Europe have caused uncertainty in financial markets. The impact of the potential end to the Federal Reserve’s quantitative easing policy could also have an adverse impact on the capital markets generally.

In the event that current sources of liquidity, including internal sources, do not satisfy Credco’s needs, it could be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, new regulatory restrictions and requirements, Credco’s credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of Credco’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreases due to an economic downturn.

While American Express and Credco have experienced positive credit trends since the latter half of 2009, if the performance of Credco’s charge and lending portfolios were to weaken through increasing delinquencies and write-offs, Credco’s long-term and short-term debt ratings could be downgraded, and its access to capital could be materially adversely affected and its cost of capital could increase. Disruptions, uncertainty or volatility in the capital and credit markets may also limit Credco’s access to capital required to operate its business. Such market conditions may limit its ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow its business. As such, Credco may be forced to delay raising capital, or bear an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. Market disruption and volatility could have an adverse effect, which may be material, on Credco’s ability to access capital and on its business, financial condition and results of operations.

Difficult conditions in the global capital markets and the economy generally may materially and adversely affect Credco’s business and results of operations.

Credco’s results of operations are materially affected by conditions in the global capital markets and the economy in general, both in the United States and elsewhere around the world. Uncertain expectations for an economic recovery have had, and may continue to have, an adverse effect on Credco, in part because it is very dependent upon consumer and business behavior. A prolonged period of slow economic growth or a deterioration in economic conditions could change customer behaviors further. If the conditions described above were to persist or worsen, Credco could experience adverse effects on its results of operations and financial condition.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, Credco’s profitability. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending is likely to materially and adversely affect Credco’s business, results of operations and financial condition. Furthermore, such factors may cause Credco’s earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.

Political or economic instability in certain regions or countries could also affect consumer spending and American Express’ lending activities, among other businesses, or result in restrictions on convertibility of certain currencies. In addition, travel-related spending, from which Credco derives a portion of its revenues, may be adversely affected by world geopolitical and other conditions and is sensitive to business and personal spending levels that tend to decline during general economic downturns.

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

Although Credco’s long-term debt is currently rated investment grade by the major rating agencies, the rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength, as well as factors not entirely within Credco’s control, including conditions affecting the financial services industry generally and the wider state of the economy. There can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, adversely limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding.

Credco cannot predict what actions rating agencies may take. As with other companies in the financial services industry, Credco’s ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease revenue Credco receives from its international operations.

During 2013, over 47 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and some of the revenue it generates outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in Credco’s net income. Furthermore, Credco may become subject to exchange control regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the U.S. dollar value of the revenues Credco receives from its international operations and have a material adverse effect on Credco’s results of operations.

The risk management policies and procedures of Credco and the card issuers may not be effective.

American Express’ risk management framework seeks to mitigate risk and appropriately balance risk and return. American Express has established policies and procedures intended to identify, monitor and manage the types of risk to which it is subject, including credit risk, market risk, asset liability risk, liquidity risk, operational risk, compliance risk and reputational risk. Management of these risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, Credco may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that have not been appropriately anticipated, identified or mitigated.

Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Although Credco and the card issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, Credco’s risk management techniques and hedging strategies may not be fully effective. In addition, as regulations and markets in which Credco and the card issuers operate continue to evolve, the risk management framework may not always keep sufficient pace with those changes. If the risk management framework does not effectively identify or mitigate these risks, Credco could suffer unexpected losses or reputational harm that could materially adversely affect Credco.

Credco must effectively manage credit risk related to consumer debt, business loans, merchant and consumer bankruptcies, delinquencies and other credit trends that can affect spending on card products, debt payments by individual and corporate customers and businesses that accept American Express card products.

Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the Card Member receivables and Card Member loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk become less predictive of future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Although delinquencies and charge-offs declined in 2013, American Express believes it is experiencing historical lows in these rates and they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect Credco’s profitability and may increase Credco’s cost of funds. In addition, Credco’s ability to recover amounts that it has previously written off may be limited, which could have a negative impact on its revenues.

Although Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete. Although American Express regularly reviews credit exposure to specific clients and counterparties and to specific industries, countries and regions that Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credco and the card issuers may also fail to receive full information with respect to the credit risks of its customers. Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions, changes in the mix of businesses or otherwise, could require us to increase our provision for losses and could have a material adverse effect on our results of operations and financial condition.

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

Finally, Credco must also manage the operational and compliance risks to which it is exposed. Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement; a failure to monitor an outsource partner’s compliance with a service level agreement or regulatory or legal requirements; or a failure to adequately monitor and control access to data in the systems Credco grants to third-party service providers. As processes are changed, or new products and services are introduced, Credco may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose Credco to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

Credco is an indirect wholly owned subsidiary of American Express and therefore subject to strategic decisions of American Express and affected by American Express’ performance.

Credco is fundamentally affected by its relationship with American Express. As an indirect wholly owned subsidiary of American Express, Credco is managed by employees of American Express, and Credco is subject to a wide range of possible strategic decisions that American Express may make from time to time. Those strategic decisions could include the level and types of financing Credco provides to support the business of American Express and its other subsidiaries and the level and types of transactional or other support made available to Credco by American Express. In addition, circumstances affecting American Express can significantly affect Credco. For example, Credco’s debt ratings are closely tied to those of American Express, and when rating agencies take actions regarding American Express’ ratings, they may take the same actions with respect to Credco’s ratings. Significant changes in American Express’ strategy or its relationship with Credco or material adverse changes in the performance of American Express or its other subsidiaries could have a material adverse effect on Credco. The outstanding debt and other securities of Credco are not obligations of American Express, TRS or other American Express subsidiaries.

Credco is an indirect wholly owned subsidiary of American Express and any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.

Credco is an indirect wholly owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables purchase agreements between Credco, on the one hand, and each of the Banks and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer with recourse of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). While there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.

Credco and its subsidiaries are dependent on the card issuers that generate receivables.

Credco and its subsidiaries are dependent on the card issuers that generate receivables. Credco and its subsidiaries are parties to receivables purchase agreements with the card issuers. These receivables agreements generally require that non-interest and interest-earning receivables be purchased at discount rates that are negotiated and determined at the time of purchase based upon the nature of the receivables. Credco and its subsidiaries are dependent upon these contractual arrangements. Lower levels of Card Member receivables and loans generated by the card issuers from which Credco and its subsidiaries purchase receivables would result in a reduction in the level of finance operations and a reduction in the revenues and net income of Credco and its subsidiaries.

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

The Dodd-Frank Reform Act has resulted in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the Consumer Financial Protection Bureau (CFPB). The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and enforce those laws against and examine for compliance large financial institutions like American Express, TRS, Centurion Bank and FSB. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities.

In October 2012, American Express announced that it reached settlements with several bank regulators, including the CFPB, relating to certain aspects of American Express’ U.S. consumer card practices, which requires American Express to undertake certain actions that will continue in 2014.

The current environment of additional regulation, enhanced compliance efforts and increased regulatory investigations and enforcement is likely to continue to result in changes to practices, products and procedures, increased costs related to regulatory oversight, supervision and examination and additional restitution to Card Members. Litigation and regulatory actions generally could subject American Express’ to significant fines, increased expenses, restrictions on activities and damage to global reputation and brand, and could adversely affect American Express’ business, financial condition or results of operations.

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

Many provisions of the Dodd-Frank Reform Act, including numerous provisions not described above, require the adoption of additional rules or regulatory guidance for complete implementation. In addition, the Dodd-Frank Reform Act mandates multiple studies, which could result in additional legislation or regulatory action. Therefore, the ultimate consequences of the Dodd-Frank Reform Act and its implementing regulations on American Express’ and Credco’s business, results of operations and financial condition remain uncertain.

Ongoing legal proceedings regarding American Express Company’s non-discrimination and honor-all-cards provisions in merchant contracts could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to American Express’ global reputation and brand.

The U.S. Department of Justice (DOJ) and certain states’ attorneys general have brought an action against American Express alleging that the provisions in American Express’ card acceptance agreements with merchants that prohibit merchants from discriminating against American Express’ card products at the point of sale violate the U.S. antitrust laws. Visa, Inc. (Visa) and MasterCard International Inc. (MasterCard), which were also defendants in the DOJ and states action, entered into a settlement and have been dismissed as parties pursuant to that agreement, which was approved by the Court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. In addition, American Express is a defendant in a number of actions, including proposed class actions filed by merchants that challenge American Express’ non-discrimination and honor-all-cards provisions in its Card acceptance agreements. In December 2013, American Express agreed to settle two of the merchant class actions and the settlement agreement has been preliminarily approved by the Court. There can be no assurance that the Court will grant final approval of the settlement agreement, which can be impacted by objections to the settlement agreement by plaintiffs and other parties, as well as by the appeals process.

An adverse outcome in these proceedings against American Express could materially and adversely impact the profitability of American Express, require it to change its merchant agreements in a way that could expose American Express’ card products to increased steering, selective acceptance or other forms of discrimination at the point of sale that would impair American Express’ Card Members’ experience, could impose substantial monetary damages, and/or damage American Express’ global reputation and brand. Even if American Express was not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to American Express’ business practices and materially and adversely impact American Express’ profitability and affect Credco’s business of funding American Express card receivables and revolving loans.

Tax legislation initiatives or challenges to American Express’ tax positions could adversely affect Credco’s results of operations and financial condition.

American Express operates in jurisdictions throughout the world. As such, American Express remits a variety of taxes and fees to various governmental authorities, including U.S. federal, state and local governments and various foreign jurisdictions. The taxes and fees remitted by American Express are subject to review and audit by the applicable governmental authorities, which could result in liability for additional assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although American Express believes its positions are reasonable, various authorities may challenge its positions or apply existing laws and regulations more broadly, which may potentially result in a significant increase in Credco’s liabilities for taxes.

Legislative initiatives may be proposed from time to time, such as proposals for fundamental tax reform in the United States or multi-jurisdictional actions to address “base erosion and profit shifting” by multinational companies, which may impact Credco’s effective tax rate and could adversely affect its tax positions and/or tax liabilities.

Cautionary Note Regarding Forward-Looking Statements

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

•

Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•

the potential failure of the U.S. Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code, which could increase the Credco’s effective tax rate and have an adverse impact on net income.

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

Credco paid cash dividends of $441 million and $368 million to TRS in 2013 and 2012, respectively. For information about limitations on Credco’s ability to pay dividends, refer to Note 6 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the years ended December 31:

(Millions)	2013	2012	2011	2010	2009
Income Statement Data
Revenues	$1,007	$1,088	$984	$980	$ 1,215
Provisions for losses, net of recoveries	148	143	80	128	214
Interest expense (including to affiliates)	597	749	707	598	629
Income tax (benefit) provision	(96)	(51)	(48)	(24)	8
Net income	$446	$339	$397	$348	$ 362
Balance Sheet Data
Cash and cash equivalents	$86	$275	$480	$988	$ 304
Gross Card Member receivables	14,534	15,362	12,807	12,373	9,893
Reserves for losses, Card Member receivables	76	83	71	112	141
Gross Card Member loans	523	462	411	380	474
Reserves for losses, Card Member loans	4	5	5	9	19
Loans to affiliates	11,340	13,178	11,437	10,987	10,127
Investment securities	—	—	—	—	2,039
Total assets	29,926	33,795	31,141	29,221	29,016
Short-term debt (including to affiliates)	3,783	4,114	4,669	4,426	4,910
Long-term debt	21,700	23,986	21,164	18,983	19,478
Shareholder’s equity	2,687	3,168	3,131	3,563	3,381
Cash dividends	$441	$368	$865	$260	$ 400

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

Refer to Note 1 to the Consolidated Financial Statements for a summary of Credco’s significant accounting policies referenced, as applicable, to other financial statement footnotes. Certain of Credco’s accounting policies that require significant management assumptions and judgments are set forth below.

RESERVES FOR CARD MEMBER LOSSES

Reserves for Card Member losses represent management’s best estimate of the probable losses inherent in Credco’s outstanding portfolio of Card Member receivables and loans, as of the balance sheet date.

In estimating these losses, management uses statistical and analytical models that take into account several factors, including loss migration rates, loss emergence periods, historical losses and recoveries, portfolio specific risk indicators, current risk management initiatives and concentration of credit risk. Management also considers other external environmental factors in establishing reserves for Card Member losses.

The process of estimating these reserves requires a high degree of judgment. To the extent historical credit experience updated for external environmental trends is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for Card Member losses in any quarter.

As of December 31, 2013, a 10 percent increase in management’s estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans evaluated collectively for impairment at such date would increase reserves for Card Member losses with a corresponding change to provision for Card Member losses by approximately $8 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provision for Card Member losses. It does not represent management’s expectations for losses in the future, nor does it include how other portfolio factors such as loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for Card Member losses and the corresponding impact on the provision for Card Member losses.

FAIR VALUE MEASUREMENT

Credco holds derivative instruments that are carried at fair value on the Consolidated Balance Sheets. Credco’s primary derivative instruments are interest rate swaps, foreign currency forward agreements and cross-currency swaps.

Management makes assumptions and judgments when estimating the fair values of these financial instruments.

In accordance with fair value measurement and disclosure guidance, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date based on the principal or, in the absence of a principal, most advantageous market for the specific asset or liability. The disclosure guidance establishes a three-level hierarchy of inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3). Credco did not have any Level 3 assets measured on a recurring basis. Refer to Note 2 to the Consolidated Financial Statements.

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

INCOME TAXES

As a member of the consolidated federal income tax return of American Express, Credco is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which Credco operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. In establishing a provision for income tax expense, Credco must make judgments about the application of inherently complex tax laws.

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

Tax benefits ultimately realized can differ from amounts previously recognized due to uncertainties, with any such differences generally impacting the provision for income tax.

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

Funding Strategy

American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

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

American Express seeks to raise funds to meet the financing needs of itself and all of its subsidiaries, including Credco, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations on a consolidated basis for a 12-month period.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Dominion Bond Rating Services (DBRS), Fitch Ratings (Fitch), Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). Such ratings help support Credco’s access to cost-effective unsecured funding as part of its overall funding strategy.

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	A-	Stable

Downgrades in the ratings of Credco’s unsecured debt could result in higher funding costs, as well as higher fees related to borrowings under its unused lines of credit. Declines in credit ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to other American Express affiliates is impacted by a variety of factors, among them Credco’s ratings. To the extent that Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing.

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2013 and 2012, Credco had $0.2 billion and nil, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.1 billion and $0.4 billion for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013 and 2012, the maximum commercial paper outstanding was $0.7 billion and $1.0 billion, respectively, and the minimum amount outstanding was nil.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of December 31:

(Billions)	2013	2012
Long-term debt outstanding	$21.7	$ 24.0
Average long-term debt	$22.3	$ 22.4

Refer to Note 5 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of December 31, 2013 and 2012, Credco had $14.2 billion and $15.5 billion, respectively, of debt securities outstanding, issued under the SEC registration statement. During 2013, Credco issued $3.0 billion of multi-tranche senior unsecured notes consisting of $1.2 billion of three year floating rate notes at a rate of 3 month-LIBOR plus 51 basis points, $1.0 billion of three year fixed-rate notes with a coupon of 1.3 percent and $800 million of five year fixed-rate notes with a coupon of 2.125 percent.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. During 2013, no notes were issued under this program. As of both December 31, 2013 and 2012, $1.2 billion of debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.3 billion (AUD $6 billion). During 2013, no notes were issued under this program. As of December 31, 2013 and 2012, the entire amount of approximately $5.3 billion and $6.2 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.3 billion (CAD $3.5 billion) of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. During 2013, AECCC issued CAD $575 million of senior unsecured debt with a maturity of five years and a coupon of 2.31 percent. As of both December 31, 2013 and 2012, AECCC had $2.2 billion of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

Credco’s 2013 debt issuances were as follows:

(Billions)	Amount
American Express Credit Corporation:
Floating Rate Senior Notes (3-month LIBOR plus 51 basis points)	$ 1.2
Fixed Rate Senior Notes (coupon of 1.3 percent)	1.0
Fixed Rate Senior Notes (coupon of 2.125 percent)	0.8
Fixed Rate Senior Notes (coupon of 2.31 percent)	0.5

Total	$ 3.5

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of December 31, 2013, management believed Credco was in compliance with all restrictive covenants contained in its debt agreements. During 2013 and 2012, Credco paid $441 million and $368 million, respectively, of cash dividends to TRS. The increase in the amount of dividends is primarily driven by higher levels of net income from periods prior to the fourth quarter of 2013 as compared to net income from comparable periods prior to the fourth quarter of 2012. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Management

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of cash, readily marketable securities and contingent sources of liquidity, so that American Express and its subsidiaries, including Credco, can continuously meet their expected future financing obligations and business requirements for at least a 12-month period, even in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions.

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

Credco incurs and accepts liquidity risk arising in the normal course of its activities. The liquidity risks that American Express, including Credco, is exposed to can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including collateral requirements for derivative transactions.

As of December 31, 2013, Credco had cash and cash equivalents of approximately $86 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is, generally, less than the interest expense on the sources of funding for these balances. Thus, Credco incurs net interest costs on these amounts. The level of net interest costs are dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7 billion of committed syndicated bank credit facilities as of December 31, 2013, of which the amount outstanding (drawn) was $4 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2015(a)	$ 4.8
2016	2.2

Total	$ 7.0

(a)	On July 19, 2013, Credco extended its current three-year Australian dollar credit facility scheduled to mature on August 3, 2014 by one year to mature on August 3, 2015.

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	Credco	American Express
2013	1.59	4.87
2012	1.38	3.78
2011	1.49	3.89

The committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

In consideration of all its funding sources, Credco expects it would have access to liquidity to satisfy all maturing obligations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets is completely interrupted for that length of time. These events are not considered likely to occur.

Certain Off-Balance Sheet Arrangements

To mitigate counterparty credit risk related to derivatives, Credco accepted noncash collateral in the form of a security interest in U.S. Treasury securities from its derivatives counterparties with a fair value of nil and $242 million as of December 31, 2013 and 2012, respectively, none of which was sold or repledged.

Results of Operations

Pretax income depends primarily on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectability of Card Member receivables and loans purchased.

Credco’s consolidated net income increased $107 million or 32 percent to $446 million for the year ended December 31, 2013, as compared to $339 million for the same period in 2012. The year-over-year increase is primarily due to lower interest expense and higher income tax benefit, partially offset by lower interest income from affiliates.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts as of December 31:

(Millions)	2013	2012
Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$26	$ 82
Discount rates	(22)	26

Total	$4	$ 108

Interest income from affiliates:
Average loans to affiliates	$—	$ 18
Interest rates	(82)	(29)

Total	$(82)	$ (11)

Interest income from deposits:
Average deposits outstanding	$(5)	$ (2)
Interest rates	(1)	4

Total	$(6)	$ 2

Finance revenue:
Average Card Member loans outstanding	$5	$ 4
Interest rates	(2)	1

Total	$3	$ 5

Interest expense:
Average debt outstanding	$(14)	$ 95
Interest rates	(127)	(59)

Total	$(141)	$ 36

Interest expense to affiliates:
Average debt outstanding	$1	$ (1)
Interest rates	(12)	7

Total	$(11)	$ 6

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue increased 1 percent or $4 million to $547 million for 2013, as compared to $543 million for 2012. This change was primarily driven by a 5 percent increase in the net volume of receivables and loans purchased to $214 billion for 2013, as compared to $203 billion for 2012. Discount rates, which vary over time due to changes in market interest rates or changes in the collectability of Card Member receivables, remained relatively flat year over year.

Interest income from affiliates

Interest income from affiliates decreased 17 percent or $82 million to $412 million for 2013, as compared to $494 million for 2012. This change was primarily driven by a decrease of 70 basis points in the annualized effective interest rate charged to affiliates to 3.55 percent for 2013, as compared to 4.25 percent for 2012, while average loans to affiliates remained flat year over year.

Interest income from deposits

Interest income from deposits decreased 74 percent or $6 million to $2 million for 2013 as compared to $8 million for 2012. This change was primarily driven by lower average deposit balances during 2013.

Finance revenue

Finance revenue increased 7 percent or $3 million to $46 million for 2013, as compared to $43 million for 2012. This change was primarily driven by an increase in the average Card Member loan balance outstanding during 2013.

Provisions for losses

Provisions for losses increased 3 percent or $5 million to $148 million for 2013, as compared to $143 million for 2012. This change was primarily driven by an increase in the volume of Card Member receivables and loans purchased while reserves as a percentage of receivables and loans remained relatively flat year over year.

Interest expense

Interest expense decreased 19 percent or $141 million to $590 million for 2013 as compared to $731 million for 2012. This change was primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 56 basis points to 2.63 percent for 2013, as compared to 3.19 percent for 2012, and a decrease in average debt outstanding by 2 percent or $445 million to $22.4 billion for 2013, as compared to $22.9 billion for 2012.

Interest expense to affiliates

Interest expense to affiliates decreased 61 percent or $11 million to $7 million for 2013, as compared to $18 million for 2012. This change was primarily driven by a decrease in the annualized effective interest rate on average debt outstanding to affiliates by 25 basis points to 0.16 percent for 2013, as compared to 0.41 percent for 2012, while average debt outstanding to affiliates remained relatively flat year over year.

Other, net

The benefit recorded in Other, net decreased $4 million to a benefit of $88 million for 2013, as compared to a benefit of $92 million for 2012. This change was primarily driven by a $29 million decrease in the forward points gain generated by foreign exchange forward contracts, partially offset by a decrease in fair value hedge ineffectiveness loss of $26 million. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuations.

Income taxes

The effective tax rates for the years ended December 31, 2013 and 2012 were (27.4) percent and (17.7) percent, respectively. The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the U.S. as well as the impact of certain prior years’ tax items. The availability of this benefit in future years is largely dependent on the continued extension by Congress of a provision of the United States Internal Revenue Code. Refer to “Cautionary Note Regarding Forward-Looking Statements” for further discussion of this provision.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Enterprise-wide Risk Management Policy (Policy), approved by the Risk Committee of the American Express Board of Directors, along with its sub-policies governing credit risk, institutional credit risk, market risk, operational risk, reputational risk and asset/liability risk, as well as the launch of new products and services. The Policy sets American Express’ risk appetite and defines governance over risk taking and the risk monitoring processes across American Express. Risk appetite defines the overall risk levels American Express is willing to accept while operating in full compliance with regulatory and legal requirements. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system of risk limits, escalation triggers and controls designed to ensure that the risks remain within the defined risk appetite boundaries. Furthermore, the Policy defines risk management roles and responsibilities.

The Risk Committee also regularly reviews the credit risk profile of American Express, risk trends and risk management capabilities. The Risk Committee receives regular reports on key risks affecting American Express, including transaction and exposure level approval driven by policy-based risk escalations and risk limits. The Risk Committee reviews enterprise-wide operational risk trends, events and capabilities, with an emphasis on compliance, fraud, legal, process or control failure, information security and privacy impacts, as well as trends in market, funding, liquidity and reputational risk.

There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer, and the Asset-Liability Committee (ALCO), chaired by the American Express Chief Financial Officer, which oversee risks and implementation of risk policies across American Express, including Credco, with approval by the appropriate board committee.

As defined in the Policy, American Express follows the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business Unit presidents, the Chief Credit Officer, the Chief Operational Risk Officer, and the Chief Market Risk Officer are part of the first line of defense. The second line of defense comprises functions overseeing risk taking activities of the first line. The Global Risk Oversight (GRO) and Market Risk Oversight groups, the ERMC and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The GRO oversees the framework and processes for managing credit, operational and model risks American Express faces and acts as a check to the first line of defense managing these risks. The Internal Audit Group constitutes the third line of defense, and provides independent assurance that the first and second lines of defense operate as intended.

Credit Risk Management Process

Credit risk is defined as the risk of loss due to obligor or counterparty default or changes in the credit quality of a security. TRS manages the overall credit risk exposure associated with the Card Member receivables and loans purchased by Credco. Credco is exposed to credit risk through the Card Member receivables and Card Member loans it purchases generally without recourse, as well as through its participation interests in Card Member receivables. Since Credco’s portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations, and social segments, its risk is reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in Card Member receivables and Card Member loans.

Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated as investment grade. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Operational Risk Management Process

Operational risk is the risk of not achieving business objectives due to inadequate or failed processes, people or information systems, or the external environment, including failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.

The general principles and the overall framework for managing operational risk across American Express are defined in the Operational Risk Management Policy approved by the Risk Committee of the American Express Board of Directors. The Operational Risk Management Committee (ORMC) provides governance for the operational risk framework.

To appropriately measure and manage operational risk, American Express has implemented a comprehensive operational risk framework. This framework requires the assessment of operational risk events to determine root causes, impact to customers and/or the American Express, and resolution plan accountability to correct any defect, remediate customers, and enhance controls and testing to mitigate future issues. The impact on American Express is assessed from an operational, financial, brand, regulatory compliance and legal perspective.

The operational risk framework also includes the entity risk self-assessment, in which senior leaders identify key operational risks in a business unit or support group and determine preparedness to respond should these risks occur. Top risks are tracked to ensure that the appropriate monitoring or mitigation is in place. The day-to-day management of operational risk lies with Credco.

Compliance Risk Management Process

American Express defines compliance risk as the risk of legal or reputational harm, fines, monetary penalties, payment of damages or other forms of sanction as a result of non-compliance with applicable laws, regulations, rules or standards of conduct.

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

Market Risk Management Process

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its operations outside the U.S. and the associated funding of such operations.

General principles and the overall framework for managing market risk across American Express and its subsidiaries, including Credco, are defined in the Market Risk and Asset Liability Management Policies, which are the responsibility of the Risk Committee of the Board of Directors and ALCO. Market risk limits and escalation triggers within those policies are approved by the ALCO and by the ERMC. Market risk is centrally monitored for compliance with policy and limits by the Market Risk Committee, which reports into the ALCO and is chaired by the Chief Market Risk Officer of American Express. Market risk management is also guided by policies covering the use of derivative financial instruments, funding and liquidity and investments.

Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 7 to Credco’s Consolidated Financial Statements.

Interest rate risk arises through the funding of Card Member receivables and Card Member loans purchased with variable-rate borrowings. Interest rate exposure within Credco’s charge card and lending products is managed by varying the proportion of total funding provided by variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to effectively convert fixed-rate debt to variable-rate or to convert variable-rate debt to fixed-rate. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Credco regularly reviews its interest rate exposure profile and may modify it. Interest rate derivatives, primarily interest rate swaps, with notional amounts of approximately $12 billion and $14 billion were outstanding as of December 31, 2013 and 2012, respectively. These derivatives generally qualify for hedge accounting. A portion of the interest rate derivatives outstanding as of December 31, 2013 extends to 2018.

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

Foreign exchange risk is generated by funding foreign currency Card Member receivables and loans in U.S. dollars, foreign subsidiary equity and foreign currency earnings in units outside the U.S. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivative financial instruments such as foreign exchange forwards and cross-currency swap contracts, which can help “lock in” the value of Credco’s exposure to specific currencies.

As of December 31, 2013 and 2012, foreign currency hedge instruments with total notional amounts of approximately $12 billion and $10 billion, respectively, were outstanding. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity generally do.

With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2013.

Funding and Liquidity Risk Management Process

Liquidity risk is defined as the inability of Credco to meet its ongoing financial and business obligations as they become due at a reasonable cost. General principles and the overall framework for managing liquidity risk across American Express are defined in the Liquidity Risk Policy approved by the ALCO and the Risk Committee of the American Express Board of Directors. Liquidity risk is centrally managed by the Funding and Liquidity Committee, which reports into the ALCO. American Express has developed a liquidity plan that enables it to meet its daily cash obligations when access to both unsecured and secured funds in the debt capital markets is impaired or unavailable. The plan is designed to ensure that Credco and all of its subsidiaries can continuously meet their expected future financing obligations for at least a 12-month period, even in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions. Credco balances the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event.

Liquidity risk is managed both at an aggregate American Express level and at the major legal entities, including Credco, in order to ensure that sufficient funding and liquidity resources are available in the amount and in the location needed in a stress event. The Funding and Liquidity Committee reviews the forecasts of American Express aggregate cash positions and financing requirements, approves the funding plans designed to satisfy those requirements under normal conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken. Liquidity planning also takes into account operating cash flexibilities.

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

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2013. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2013, Credco’s internal control over financial reporting is effective.

Item 9B.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

Since 2011, American Express Global Business Travel, an affiliate of Credco, booked approximately 363 flights on Iran Air and 2 flights on Mahan Air for passengers. American Express had approximately $5,900 in gross revenues and negligible net profits attributable to these transactions. Although these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended, American Express does not intend to continue to engage in this activity. In addition, a travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed American Express that during 2013 it obtained 21 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had approximately $150 in gross revenues and negligible net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

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

The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2013.

Each year, the Audit and Compliance Committee reviews the accountants’ qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2004, resulting in the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2005.

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $833,751 and $739,602 for the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2013 or 2012.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2013 or 2012.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2013 or 2012.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm are subject to the specific pre-approval of the Audit and Compliance Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit and Compliance Committee in accordance with pre-approval procedures established by the Committee. All such services provided by Credco’s independent registered public accounting firm have been pre-approved in accordance with these procedures. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the General Auditor of American Express and then submitted for approval to the Audit and Compliance Committee of American Express (or, should a time-sensitive need arise, to its chairman) prior to beginning any services.

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

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: March 11, 2014	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2014	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: March 11, 2014	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President and Chief Accounting Officer

Date: March 11, 2014	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date: March 11, 2014	By	/s/ Peter C. Sisti
Peter C. Sisti
Director

(Item 15 (a))

AMERICAN EXPRESS CREDIT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

American Express Credit Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company has entered into significant related party transactions with its affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 11, 2014

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2013	2012	2011

Revenues

Discount revenue earned from purchased Card Member receivables and loans	$547	$543	$ 435
Interest income from affiliates	412	494	505
Interest income from deposits	2	8	6
Finance revenue	46	43	38

Total revenues	1,007	1,088	984

Expenses

Provisions for losses	148	143	80
Interest expense	590	731	695
Interest expense to affiliates	7	18	12
Other, net	(88)	(92)	(152)

Total expenses	657	800	635

Pretax income	350	288	349
Income tax benefit	(96)	(51)	(48)

Net income	$446	$339	$ 397

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2013	2012	2011
Net income	$446	$339	$ 397
Other comprehensive (loss) income:
Net unrealized derivatives gains (losses), net of tax	—	1	(1)
Foreign currency translation adjustments, net of tax	(486)	66	37

Other comprehensive (loss) income	(486)	67	36

Comprehensive (loss) income	$(40)	$406	$ 433

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2013	2012

Assets

Cash and cash equivalents	$86	$275
Card Member receivables, less reserves: 2013, $76; 2012, $83	14,458	15,279
Card Member loans, less reserves: 2013, $4; 2012, $5	519	457
Loans to affiliates	11,340	13,178
Deferred charges and other assets	143	430
Due from affiliates	3,380	4,176

Total assets	$29,926	$33,795

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$200	$18
Short-term debt to affiliates	3,583	4,096
Long-term debt	21,700	23,986

Total debt	25,483	28,100
Due to affiliates	1,323	2,022
Accrued interest and other liabilities	433	505

Total liabilities	$27,239	$30,627

Shareholder’s Equity

Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,004	2,999
Accumulated other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of: 2013, $(34); 2012, $(43)	(478)	8

Total accumulated other comprehensive (loss) income	(478)	8

Total shareholder’s equity	2,687	3,168

Total liabilities and shareholder’s equity	$29,926	$33,795

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2013	2012	2011

Cash Flows from Operating Activities
Net income	$446	$339	$ 397
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	148	143	80
Amortization and other	20	24	3
Deferred taxes	9	16	(35)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	(199)	61	73
Other operating assets and liabilities	(675)	(196)	471

Net cash (used in) provided by operating activities	(251)	387	989

Cash Flows from Investing Activities
Net decrease (increase) in Card Member receivables and loans	936	(2,685)	(600)
Net decrease (increase) in loans to affiliates	1,210	(1,413)	(500)
Net decrease (increase) in due from affiliates	6	1,775	(1,871)

Net cash provided by (used in) investing activities	2,152	(2,323)	(2,971)

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	179	(620)	(9)
Net (decrease) increase in short-term debt to affiliates	(524)	53	255
Issuance of long-term debt	3,549	4,244	8,523
Principal payments on long-term debt	(4,845)	(1,596)	(6,436)
Dividends paid	(441)	(368)	(865)

Net cash (used in) provided by financing activities	(2,082)	1,713	1,468

Effect of exchange rate changes on cash and cash equivalents	(8)	18	6

Net decrease in cash and cash equivalents	(189)	(205)	(508)
Cash and cash equivalents at beginning of year	275	480	988

Cash and cash equivalents at end of year	$86	$275	$ 480

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, 2013 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
Balances as of December 31, 2010	$3,563	$—	$162	$(95)	$ 3,496
Net income	397				397
Other comprehensive income	36			36
Cash dividends paid	(865)				(865)

Balances as of December 31, 2011	3,131	—	162	(59)	3,028
Net income	339				339
Other comprehensive income	67			67
Other changes	(1)		(1)
Cash dividends paid	(368)				(368)

Balances as of December 31, 2012	3,168	—	161	8	2,999
Net income	446				446
Other comprehensive loss	(486)			(486)
Cash dividends paid	(441)				(441)

Balances as of December 31, 2013	$2,687	$—	$161	$(478)	$ 3,004

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The Company

American Express Credit Corporation (Credco), together with its subsidiaries, is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly owned subsidiary of American Express Company (American Express). American Express charge cards and American Express credit cards are collectively referred to herein as the card.

Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of the American Express® Green Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the U.S. and in certain countries outside the U.S. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest-earning revolving loans are primarily funded by subsidiaries of TRS other than Credco.

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

Credco consolidates all entities in which it holds a “controlling financial interest.” For voting interest entities, Credco is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), it is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that entity’s economic performance, and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive (loss) income (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in Credco’s Consolidated Statements of Income, in interest expense or other expenses, depending on the nature of the activity. Net foreign currency transaction gains amounted to approximately $91 million, $120 million and $137 million in 2013, 2012 and 2011, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member losses on receivables and loans, fair value measurement and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Discount Revenue Earned from Purchased Card Member Receivables and Loans

Credco earns discount revenue from purchasing Card Member receivables and loans at a discount to par value. The discount is deferred and recognized as revenue over the period that the receivables are estimated to be outstanding or funded. Estimates are based on the historical average life of Card Member receivables.

Interest Income from Affiliates

Interest income from affiliates is earned on interest-bearing loans made by Credco to affiliates. Interest income is accrued primarily using the average daily balance method on loans and is recognized based on the outstanding loan principal amount and interest rates specified in the agreements until the outstanding loan balance is paid.

Interest Income from Deposits

Interest income from deposits with banks is recognized as earned, and primarily relates to the placement of cash in interest-bearing time deposits and other interest-bearing bank accounts.

Finance Revenue

Finance revenue is assessed using the average daily balance method for Card Member loans and is recognized based upon the loan principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.

Interest Expense

Interest expense includes interest incurred primarily to fund Card Member receivables and loans, general corporate purposes, and liquidity needs, and is recognized as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances, and other highly liquid investments with original maturities of 90 days or less.

Other Significant Accounting Policies

The following table identifies Credco’s other significant accounting policies, the Note and page where the Note can be found.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

Level 3 — Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:

(Millions)	2013	2012
Assets:
Derivatives(a)	$214	$ 432

Total assets	214	432

Liabilities:
Derivatives(a)	50	79

Total liabilities	$50	$ 79

(a)	Refer to Note 7 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2013 and 2012:

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.0	$ 18.0	$18.0	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5	—	0.5
Loans to affiliates	11.3	11.4	8.2	3.2
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	5.4	5.4	5.4	—
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$ 22.0	$22.0	$ —

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value	Corresponding Fair Value Amount
2012 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$19.8	$ 19.8	$19.8	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5	—	0.5
Loans to affiliates	13.2	13.2	9.5	3.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.5	6.5	6.5	—
Financial liabilities carried at other than fair value
Long-term debt	$24.0	$ 24.5	$24.5	$ —

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2013 and 2012, respectively, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include short-term debt, short-term debt to affiliates, due to affiliates, accrued interest and certain other liabilities for which the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

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

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2013 and 2012.

Note 3 – Card Member Receivables and Loans

As described below, American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

Card Member Receivables

Card Member receivables represent amounts due on American Express and certain American Express joint venture charge card products. For American Express, the Card Member receivables are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for American Express.

Charge Card Members generally must pay the full amount billed each month.

Credco records these Card Member receivables at the time they are purchased from TRS and certain of its subsidiaries and American Express joint ventures that issue the card (card issuers). The net volume of Card Member receivables purchased during the years ended December 31, 2013, 2012 and 2011 was approximately $210 billion, $200 billion and $168 billion, respectively. Card Member receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4). Card Member receivables also include participation interests purchased from an affiliate. Participation interests in Card Member receivables represent undivided interests in the cash flows of the non-interest-earning Card Member receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII), a wholly owned subsidiary of TRS that receives undivided, pro rata interests in Card Member receivables transferred to the American Express Issuance Trust II (the Charge Trust II)2, by TRS. The Charge Trust II is a special purpose entity that is consolidated by TRS. As of December 31, 2013 and 2012, CRC owned approximately nil and $1.7 billion, respectively, of participation interests in Card Member receivables purchased without recourse from American Express Receivables Financing Corporation V LLC (RFC V)3. As of December 31, 2013 and 2012, CRC owned approximately $2.5 billion and $2.9 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.

[2]

During 2013, TRS transferred Card Member receivables from the American Express Issuance Trust (the Charge Trust) to the Charge Trust II, collectively referred to as the Charge Trusts. As of December 31, 2013, the Charge Trust was dissolved, and TRS will utilize the Charge Trust II for securitization of Card Member receivables.

[3]

RFC V is a wholly owned subsidiary of TRS that received undivided, pro rata interests in Card Member receivables transferred to the Charge Trust prior to its dissolution. As a result of dissolution of the Charge Trust, CRC’s Card Member receivables balance as of December 31, 2013 represents purchases of the participation interests from RFC VIII only.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Card Member receivables as of December 31, 2013 and 2012 consisted of:

(Millions)	2013	2012
U.S. Consumer and Small Business Services	$2,490	$ 4,464
International Card Services and Global Commercial Services(a)(c)	12,044	10,898

Card Member receivables	14,534	15,362
Less: Reserve for losses	76	83

Card Member receivables, net(b)(c)	$14,458	$ 15,279

(a)	International is comprised of consumer and small business services.

(b)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

(c)	Effective 2013, Credco has reclassified $254 million of credit balances included among Card Member receivables to Due to affiliates.

Card Member Loans

Card Member loans represent revolving amounts due on American Express and certain American Express joint venture lending card products. For American Express, these Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant, as well as amounts due from charge Card Members who elect to revolve a portion of the outstanding balance by entering into a revolving payment arrangement with American Express. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that Card Members choose to revolve are subject to finance charges.

Credco records these Card Member loans at the time they are purchased from TRS subsidiaries and certain American Express joint ventures that issue the card (card issuers). The net volume of Card Member loans purchased during the years ended December 31, 2013, 2012 and 2011 was $4 billion, $3 billion and $3 billion, respectively. Card Member loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Card Member loans as of December 31, 2013 and 2012 consisted of:

(Millions)	2013	2012
International Card Services	$523	$ 462
Less: Reserve for losses	4	5

Card Member loans, net(a)(b)	$519	$ 457

(a)	Card Member loans modified in a TDR program were immaterial.

(b)	Effective 2013, Credco has reclassified $7 million of credit balances included among Card Member loans to Due to affiliates.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of Card Member receivables and loans as of December 31, 2013 and 2012:

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$2,464		$12		$5		$9	$ 2,490
International Card Services and Global Commercial Services(a)	(b	)	(b	)	(b	)	115	12,044

Card Member Loans:
International Card Services(c)	$514		$4		$2		$3	$ 523

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$4,420		$15		$9		$20	$ 4,464
International Card Services and Global Commercial Services(a)	(b	)	(b	)	(b	)	90	10,898

Card Member Loans:
International Card Services(c)	$454		$3		$2		$3	$ 462

(a)

For Card Member receivables in International Card Services and Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if Credco initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is considered 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Data for periods prior to 90 days past billing are not available due to financial reporting system constraints. Therefore, it has not been relied upon for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

(c)	Card Member loans over 90 days past due continue to accrue interest.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2013		2012
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Card Member Receivables:
U.S. Consumer and Small Business Services	1.01%	1.04%	1.23%	0.99%
Card Member Loans:
International Card Services	0.85%	1.72%	0.70%	1.73%

	2013		2012
	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90 Days Past Billing as a % of Receivables
Card Member Receivables:
International Card Services and Global Commercial Services	0.06%	0.95%	0.06%	0.83%

(a)

Credco’s net write-off rate represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, expressed as a percentage of the average Card Member receivables or Card Member loans balances during the period.

(b)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, expressed as a percentage of the volume of Card Member receivables purchased by Credco during the period.

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

Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific qualitative factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on Card Member loans for other external environmental qualitative factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of Card Member receivables, the impact of additional external qualitative factors on the probable losses inherent within the Card Member receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past-due amounts, reserves as a percentage of Card Member receivables or loans and net write-off coverage.

Card Member loans and receivables balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification, and recoveries are recognized as they are collected.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2013	2012	2011
Balance, January 1	$83	$71	$ 112
Additions:
Provisions(a)	145	140	82
Other credits(b)	41	54	23
Deductions:
Net write-offs(c)	148	147	120
Other debits(d)	45	35	26

Balance, December 31	$76	$83	$ 71

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. Credco purchases Card Member receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for Card Member receivables. New groups of Card Member receivables purchased from an affiliate totaled $7.7 billion, $7.5 billion and $2.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

(c)	Net write-offs include recoveries of $110 million, $107 million and $95 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(d)

Primarily reserves for losses attributable to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold to an affiliate totaled $9.1 billion, $5.8 billion and $3.3 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2013	2012	2011
Balance, January 1	$5	$5	$ 9
Additions:
Provisions(a)	3	3	(2)
Deductions:
Net write-offs(b)	4	3	2

Balance, December 31	$4	$5	$ 5

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $5 million, $6 million and $7 million for years ended December 31, 2013, 2012 and 2011, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original maturities of less than one year, as of December 31 were as follows:

	2013		2012
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt(a)	Outstanding Balance	Year-End Stated Rate on Debt(a)
Commercial paper	$200	0.19%	$—	—%
Bank notes payable	—	—	18	1.10

Total	$200	0.19%	$18	1.10%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2013 and 2012, respectively.

Credco paid interest on short-term debt obligations of $1 million for each of the years ended December 31, 2013, 2012 and 2011.

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of December 31 was as follows:

		2013			2012
(Millions, except percentages)	Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rate with Swaps(b)(c)
Fixed Rate Senior Notes	2014-2018	$14,875	3.13%	2.03%	$17,163	4.20%	2.39%
Floating Rate Senior Notes	2014-2016	2,855	1.14	—	2,203	1.59	—
Borrowings under Bank Credit Facilities	2015-2016	4,012	4.18	—%	4,672	4.87	—%
Unamortized Underwriting Fees		(42)			(52)

Total Long-Term Debt		$21,700	3.06%		$23,986	4.09%

(a)

The outstanding balances include (i) unamortized discount and premium, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Under fair value hedge accounting, the outstanding balances on these fixed-rate notes are adjusted to reflect the impact of changes in fair value due to changes in interest rates. Refer to Note 7 for more details on Credco’s treatment of fair value hedges.

(b)	For floating-rate debt issuances, the stated and effective interest rates are based on the floating rates in effect as of December 31, 2013 and 2012, respectively.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2013 were as follows:

(Millions)
2014	$ 4,420
2015	7,010
2016	7,293
2017	1,500
2018	1,340

Total	21,563
Unamortized Underwriting Fees	(42)
Unamortized Discount and Premium	(1)
Impacts due to Fair Value Hedge Accounting	180

Total Long-Term Debt	$ 21,700

As of December 31, 2013 and 2012, Credco maintained total bank lines of credit of $7 billion and $7.7 billion, respectively. Of the total credit lines, $3 billion was undrawn as of both December 31, 2013 and 2012. Undrawn amounts support commercial paper borrowings and contingent funding needs. $4.8 billion and $2.2 billion of these credit facilities will expire in 2015 and 2016, respectively. Credco paid $37.7 million and $37.8 million in fees to maintain these lines for the years ended December 31, 2013 and 2012, respectively. The availability of these credit lines is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2013, Credco’s ratio of earnings to fixed charges was 1.59.

The committed bank credit facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit ratings.

Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.5 billion, $0.7 billion and $0.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Market risk is the risk to earnings or value resulting from movements in market prices. Credco’s market risk exposure is primarily generated by:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk in its operations outside the U.S. and the associated funding of such operations.

American Express centrally monitors market risks using market risk limits and escalation triggers as defined in its Asset/Liability Management Policy.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate exposure within Credco’s charge card and lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by funding foreign currency Card Member receivables and loans with U.S. dollars, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the U.S. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s entities outside the U.S. are hedged through various means, including the use of foreign currency debt and foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade. Counterparty risk exposures are centrally monitored by American Express. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A significant portion of Credco’s derivative assets and liabilities as of December 31, 2013 and 2012 is subject to such master netting agreements with its derivative counterparties. There are no instances in which management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on Credco’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of December 31, 2013 and 2012, Credco does not have derivative positions that warrant credit valuation adjustments.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of Credco’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value

(Millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$181	$406	$2	$ —
Foreign exchange contracts
Net investment hedges	17	6	6	6

Total derivatives designated as hedging instruments	198	412	8	6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	16	20	42	73

Total derivatives not designated as hedging instruments	16	20	42	73

Total derivatives, gross	214	432	50	79

Cash collateral netting(a)	(167)	(160)	—	—

Derivative asset and derivative liability netting(b)	(9)	(7)	(9)	(7)

Total derivatives, net(c)	$38	$265	$41	$ 72

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of nil and $242 million as of December 31, 2013 and 2012, respectively, none of which was sold or repledged. Such noncash collateral effectively further reduces Credco’s risk exposure to $38 million and $23 million as of December 31, 2013 and 2012, respectively, but does not reduce the net exposure on Credco’s Consolidated Balance Sheets. Additionally, Credco posted $26 million and nil as of December 31, 2013 and 2012, respectively, as initial margin on its centrally cleared interest rate swaps, not netted against the derivative balances.

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

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of December 31, 2013 and 2012, Credco hedged $12.4 billion and $14.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s hedges of its fixed-rate long-term debt for the years ended December 31:

(Millions)	Gains (losses) recognized in income
	Derivative contract				Hedged item				Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount			Income Statement Line Item	Amount
		2013	2012	2011		2013	2012	2011	2013	2012	2011
Interest rate contracts	Other expenses	$(224)	$(86)	$81	Other expenses	$218	$54	$(70)	$(6)	$(32)	$ 11

Credco also recognized a net reduction in interest expense of $235 million, $288 million and $257 million for the years ended December 31, 2013, 2012 and 2011, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge Credco’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. Credco hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of December 31, 2013 and 2012, Credco did not hedge any of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. During the years ended December 31, 2013, 2012 and 2011, Credco reclassified nil, $(1) million and $(1) million, respectively, from AOCI into earnings as a component of interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately. No ineffectiveness associated with cash flow hedges was reclassified from AOCI into income for the year ended December 31, 2013, 2012 and 2011.

In the normal course of business, as the hedged cash flows are recognized into earnings, Credco does not expect to reclassify any amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $15 million, $(69) million and $39 million for the years ended December 31, 2013, 2012 and 2011, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No ineffectiveness or other amounts were reclassified from AOCI into income for the years ended December 31, 2013, 2012 and 2011.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the years ended December 31:

	Pretax gains (losses)
		Amount
Description (Millions)	Income Statement Line Item	2013	2012	2011
Foreign exchange contracts	Other expenses	$78	$(5)	$ 183

Total		$78	$(5)	$ 183

Note 8 – Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of December 31, 2013 and 2012 were $2.3 billion and $2.4 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of December 31, 2013 and 2012 were $2.2 billion and $2.4 billion, respectively, and were primarily recorded in long-term debt. As of December 31, 2013 and 2012, nil and $76 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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

In 2013, 2012 and 2011, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $223 billion, $210 billion and $174 billion, respectively. In 2013, 2012 and 2011, Credco sold Card Member receivables and participating interests to affiliates totaling $9.1 billion, $5.8 billion and $3.3 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $547 million, $543 million and $435 million for the years ended December 31, 2013, 2012 and 2011, respectively. The receivables agreements require TRS and its subsidiaries to perform accounting, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As of December 31, 2013 and 2012, CRC owned approximately nil and $1.7 billion, respectively, of participation interests purchased from RFC V. As of December 31, 2013 and 2012, CRC owned approximately $2.5 billion and $2.9 billion, respectively, of participation interests purchased from RFC VIII.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other transactions with American Express and its subsidiaries as of or for the years ended December 31, were as follows:

(Millions, except percentages)	2013	2012	2011
Loans to affiliates	$11,340	$13,178	$ 11,437
Average interest rate on loans to affiliates	3.55%	4.25%	4.70%
Due from affiliates	$3,380	$4,176	$ 5,689
Short-term debt to affiliates	$3,583	$4,096	$ 4,035
Average interest rate on short-term debt to affiliates	0.16%	0.41%	0.27%
Maximum month-end level of borrowings during the year	$6,673	$5,995	$ 9,560
Due to affiliates	$1,323	$2,022	$ 1,702
Maximum month-end level of loans to affiliates during the year	$13,507	$13,178	$ 11,437
Interest income from affiliates	$412	$494	$ 505
Interest expense to affiliates	$7	$18	$ 12
Other, net expense from affiliates	$(9)	$(10)	$ (9)

Credco’s loans to affiliates represent floating rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS. Revenue earned from loans to affiliates is recorded as interest income from affiliates in the Consolidated Statements of Income. As of December 31, 2013 and 2012, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates as of December 31 were as follows:

(Millions)	2013	2012
American Express Services Europe Limited	$3,185	$ 3,040
Amex Bank of Canada	3,161	3,000
American Express Australia Limited	3,119	3,791
American Express Company	819	2,316
American Express Co. (Mexico) S.A. de C.V.	535	516
American Express Bank (Mexico) S.A.	415	401
American Express International, Inc.	106	114

Total (a)	$11,340	$ 13,178

(a)

As of December 31, 2013, Credco had $11.3 billion of outstanding loans to affiliates, of which approximately $5.8 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $5.5 billion were uncollateralized loans primarily to affiliated banks and American Express Company. As of December 31, 2012, Credco had $13.2 billion of outstanding loans to affiliates, of which approximately $6.5 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $6.7 billion were uncollateralized loans primarily to affiliated banks and American Express Company.

Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2013	2012
AE Exposure Management Ltd.	$2,541	$ 2,535
American Express Swiss Holdings	419	335
American Express Europe LLC	261	648
American Express Holdings (Netherlands) C.V.	188	226
National Express Company, Inc.	123	108
Other	51	244

Total	$3,583	$ 4,096

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Fees to Affiliates

Affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $138 million, $139 million and $127 million for the years ended December 31, 2013, 2012 and 2011, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Note 10 – Significant Credit Concentrations

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Credco’s total credit exposure. Credco’s primary credit exposure, Card Member receivables and loans and loans to affiliates, is diversified among TRS affiliated companies with Card Members that operate in diverse industries, economic sectors and geographic regions.

The following table details Credco’s maximum credit exposure by category, including the credit exposure associated with derivative financial instruments, as of December 31:

(Billions)	2013	2012
On-balance sheet:
Individuals(a)	$7	$ 8
Financial institutions(b)	1	1
Loans to affiliates	11	13
Due from affiliates	3	4
All other(c)	8	7

Total on-balance sheet(d)	$30	$ 33

(a)	Individuals primarily include Card Member receivables and loans.

(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.

(c)	All other primarily includes Card Member receivables from other corporate institutions.

(d)	Certain distinctions between categories require management judgment.

As of December 31, 2013 and 2012, Credco’s most significant concentration of credit risk was with individuals, including Card Member receivables and loans. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details Credco’s Card Member receivables and loans exposure in the U.S. and outside the U.S. as of December 31:

(Billions)	2013	2012
U.S.	$11	$ 12
Non-U.S.	4	4

Total(a)(b)	$15	$ 16

(a)	Represents Card Member loans to individuals as well as receivables from individuals and corporate institutions as discussed in footnotes (a) and (c) from the previous table.

(b)

The remainder of Credco’s on-balance sheet exposure includes cash and cash equivalents, loans to affiliates, due from affiliates and deferred charges and other assets including the credit exposure associated with derivative financial instruments. The majority of these balances are outside the U.S.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Changes in Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three years ended December 31 were as follows:

(Millions), net of tax(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2010	$—	$(95)	$ (95)

Net unrealized losses	(2)	—	(2)
Reclassification for realized losses into earnings	1	—	1
Foreign currency translation adjustments	—	(2)	(2)
Net gains related to hedges of investment in foreign operations	—	39	39

Net change in accumulated other comprehensive (loss) income	(1)	37	36

Balances as of December 31, 2011	(1)	(58)	(59)

Reclassification for realized losses into earnings	1	—	1
Foreign currency translation adjustments	—	135	135
Net losses related to hedges of investment in foreign operations	—	(69)	(69)

Net change in accumulated other comprehensive income	1	66	67

Balances as of December 31, 2012	—	8	8

Reclassification for realized losses into earnings	—	—	—
Foreign currency translation adjustments	—	(501)	(501)
Net gains related to hedges of investment in foreign operations	—	15	15

Net change in accumulated other comprehensive loss	—	(486)	(486)

Balances as of December 31, 2013	$—	$(478)	$ (478)

(a)	The following table shows the tax impact for the three years ended December 31 for the changes in each component of accumulated other comprehensive (loss) income:

(Millions)	2013	2012	2011
Foreign currency translation adjustments	$—	$—	$ 22
Net investment hedges	9	(41)	24

Total tax impact	$9	$(41)	$ 46

No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the year ended December 31, 2013.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of income tax expense for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2013	2012	2011
Current income tax (benefit) expense:
U.S. federal	$(122)	$(84)	$ (61)
U.S. state and local	(5)	(10)	3
Non-U.S.	21	29	41

Total current income tax benefit	(106)	(65)	(17)

Deferred income tax (benefit) expense:
U.S. federal	—	16	(35)
Non-U.S.	10	(2)	4

Total deferred income tax expense (benefit)	10	14	(31)

Total income tax benefit	$(96)	$(51)	$ (48)

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31, were as follows:

	2013	2012	2011
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes	(0.6)	(2.6)	—
Non-U.S. subsidiaries earnings(a)	(39.2)	(51.5)	(48.9)
Tax Settlements(b)	(22.9)	—	—
All other	0.3	1.4	0.1

Actual tax rate	(27.4)%	(17.7)%	(13.8)%

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

(b)	The tax rate reflects favorable resolution of certain prior years’ tax items.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2013	2012
Deferred tax assets:
Reserves not yet deducted for tax purposes	$4	$ 9
Unremitted foreign earnings	7	13
State income taxes	19	19
Other	2	2

Gross deferred tax assets	32	43

Deferred tax liabilities:
Other	1	3

Gross deferred tax liabilities	1	3

Net deferred tax assets	$31	$ 40

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $4.8 billion as of December 31, 2013, are intended to be permanently reinvested outside the U.S. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, federal taxes, which would have aggregated approximately $1.7 billion, have not been provided on those earnings.

Credco is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which American Express operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, Credco must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the largest amount of benefit that is more likely than not to be realized on ultimate settlement with the taxing authority given the facts, circumstances and information available at the reporting date. Credco adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome.

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

The following table presents changes in unrecognized tax benefits:

(Millions)	2013	2012	2011
Balance, January 1	$757	$737	$ 528
Increases:
Current year tax positions	19	30	30
Tax positions related to prior years	1	—	189
Decreases:
Tax positions related to prior years	(290)	(3)	(2)
Settlements with tax authorities	—	(2)	(2)
Lapse of statute of limitations	(6)	(5)	(6)

Balance, December 31	$481	$757	$ 737

Included in the unrecognized tax benefits of $481 million, $757 million and $737 million for December 31, 2013, 2012 and 2011, respectively, are approximately $23 million, $102 million and $106 million, respectively, that if recognized, would favorably affect the effective tax rate in a future period.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $446 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $446 million of unrecognized tax benefits, approximately $444 million relates to amounts that if recognized would be recorded to shareholder’s equity and would not impact the effective tax rate. The remaining $2 million is not expected to have a material impact on the effective tax rate and net income. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2013, 2012 and 2011, Credco recognized approximately $(7) million, $(3) million and $4 million, respectively, of interest and penalties. Credco has approximately $31 million and $32 million accrued for the payment of interest and penalties as of December 31, 2013 and 2012, respectively.

Current taxes due from affiliates included current federal and state taxes receivable from American Express of $58 million as of December 31, 2013, and current federal taxes payable to American Express of $140 million as of December 31, 2012.

Net income taxes paid by Credco during 2013 were $104 million and income taxes refunded to Credco during 2012 were $101 million.

Note 13 – Geographic Regions

Credco is principally engaged in the business of financing the Card Member receivables and loans of its affiliates. Management makes operating decisions and assesses performance based on an ongoing review of these financing activities, which constitute Credco’s only operating segment for financial reporting purposes.

The following table presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2013(a)	2012(a)	2011(a)
Revenues
United States	$538	$516	$ 425
Outside the United States	469	572	559

Consolidated	$1,007	$1,088	$ 984

Pretax income
United States	$191	$121	$ 172
Outside the United States	159	167	177

Consolidated	$350	$288	$ 349

(a)

The data in the table above is, in part, based upon internal allocations, which necessarily involve management’s judgment. The allocation methodology was updated in 2013, with corresponding changes to comparative numbers.

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31 are summarized as follows:

(Millions)	2013				2012

Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$222	$246	$260	$279	$264	$286	$285	$ 253
Pretax income	67	92	92	99	73	57	89	69
Net income	$78	$91	$166	$111	$73	$71	$105	$ 90

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 23, 2009.

4(x)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(y)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(z)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(aa)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(bb)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(cc)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(dd)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(ee)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(ff)	The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Centurion Bank and American Express Credit Corporation	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(c)	Amended and Restated Agreement for Sale and Purchase of Receivables dated as of October 30, 2008 between American Express Bank, FSB and American Express Credit Corporation	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2008.

10(d)	Syndicated Facility Subscription Agreement dated as of August 3, 2011	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended June 30, 2011.

10(e)	Amendment No. 1 dated as of July 19, 2013 to the Syndicated Facility Subscription Agreement dated as of August 3, 2011	Incorporated by reference to Exhibit 10.1 to Registrant’s current Report on Form 8-K (Commission File No. 1-6908) dated July 19, 2013.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.