Form 10-Q
period 2014-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2014-05-06
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

Three Months Ended March 31 (Millions)	2014	2013
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$137	$ 149
Interest income from affiliates	91	118
Interest income from deposits	—	1
Finance revenue	13	11

Total revenues	241	279

Expenses
Provisions for losses	61	42
Interest expense	125	168
Interest expense to affiliates	2	2
Other, net	(22)	(32)

Total expenses	166	180

Pretax income	75	99
Income tax benefit	(3)	(12)

Net income	78	111
Retained earnings at beginning of period	3,004	2,999
Dividends	(78)	(73)

Retained earnings at end of period	$3,004	$ 3,037

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2014	2013
Net income	$78	$ 111
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of: 2014, $(45); 2013, $(23)	(25)	18

Other comprehensive (loss) income	(25)	18

Comprehensive income	$53	$ 129

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$79	$ 86
Card Member receivables, less reserves: 2014, $102; 2013, $76	17,482	14,458
Card Member loans, less reserves: 2014, $5; 2013, $4	494	519
Loans to affiliates	10,339	11,340
Deferred charges and other assets	213	143
Due from affiliates	4,159	3,380

Total assets	$32,766	$ 29,926

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$—	$ 200
Short-term debt to affiliates	4,558	3,583
Long-term debt	23,956	21,700

Total debt	28,514	25,483
Due to affiliates	1,234	1,323
Accrued interest and other liabilities	356	433

Total liabilities	$30,104	$ 27,239

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,004	3,004
Accumulated other comprehensive loss:
Foreign currency translation adjustments, net of tax of: 2014, $(79); 2013, $(34)	(503)	(478)

Total accumulated other comprehensive loss	(503)	(478)

Total shareholder’s equity	2,662	2,687

Total liabilities and shareholder’s equity	$32,766	$ 29,926

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2014	2013
Cash Flows from Operating Activities
Net income	$78	$ 111
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	61	42
Amortization and other	5	6
Deferred taxes	(8)	(8)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	41	(86)
Other operating assets and liabilities	(156)	124

Net cash provided by operating activities	21	189

Cash Flows from Investing Activities
Net increase in Card Member receivables and loans	(3,062)	(2,288)
Net decrease in loans to affiliates	969	2,129
Net increase in due from affiliates	(872)	(487)

Net cash used in investing activities	(2,965)	(646)

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	974	348
Net (decrease) increase in short-term debt	(200)	86
Issuance of long-term debt	2,240	—
Dividends paid	(78)	(73)

Net cash provided by financing activities	2,936	361

Effect of exchange rate changes on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(7)	(96)
Cash and cash equivalents at beginning of period	86	275

Cash and cash equivalents at end of period	$79	$ 179

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in Credco’s Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K).

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense. These accounting estimates reflect the best judgment of management, but actual results could differ.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on Credco’s financial position, results of operations or cash flows.

2.	Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. For information on Credco’s Card Member receivables and Card Member loans, related accounting policies and Credco’s participation interests in TRS’ securitization program, refer to Note 3 on pages F-13 – F-16 of the Form 10-K.

The net volume of Card Member receivables purchased during the three months ended March 31, 2014 and 2013 was approximately $55 billion and $52 billion, respectively. As of March 31, 2014 and December 31, 2013, Credco Receivables Corporation (CRC) owned approximately $5.0 billion and $2.5 billion, respectively, of participation interests in Card Member receivables purchased without recourse from Receivables Financing Corporation VIII LLC (RFC VIII).

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member receivables as of March 31, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
U.S. Consumer and Small Business Services	$4,953	$ 2,490
International Card Services(a)	1,270	(b)
Global Commercial Services	11,361	(b)
International Card Services and Global Commercial Services(a)	(b)	12,044

Card Member receivables(c)(d)	17,584	14,534
Less: Reserve for losses	102	76

Card Member receivables, net(e)	$17,482	$ 14,458

(a)	International is comprised of consumer and small business services.

(b)

Effective March 31, 2014, a split between International Card Services (ICS) and Global Commercial Services (GCS) for Card Member receivables has been provided to supplement the presentation of Card Member receivables aging for ICS.

(c)	$229 million and $254 million of Card Member credit balances were reclassified from Card Member receivables to due to affiliates as of March 31, 2014 and December 31, 2013, respectively.

(d)	Net of deferred discount revenue totaling $26 million and $21 million as of March 31, 2014 and December 31, 2013, respectively.

(e)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during the three months ended March 31, 2014 and 2013 was $1 billion and $0.9 billion, respectively.

Card Member loans as of March 31, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
International Card Services(a)	$499	$ 523
Less: Reserve for losses	5	4

Card Member loans, net(b)	$494	$ 519

(a)	$8 million and $7 million of Card Member credit balances were reclassified from Card Member loans to due to affiliates as of March 31, 2014 and December 31, 2013, respectively.

(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables and Card Member Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of Card Member receivables and Card Member loans as of March 31, 2014 and December 31, 2013:

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$4,894		$24		$11		$24	$ 4,953
International Card Services(a)	1,250		8		4		8	1,270
Global Commercial Services	(b	)	(b	)	(b	)	84	11,361
Card Member Loans:
International Card Services(c)	$491		$3		$2		$3	$ 499

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$2,464		$12		$5		$9	$ 2,490
International Card Services and Global Commercial Services(a)	(b	)	(b	)	(b	)	115	12,044
Card Member Loans:
International Card Services(c)	$514		$4		$2		$3	$ 523

(a)

Effective March 31, 2014, as a result of system enhancements, delinquency data for International Card Services (ICS) is now available and presented on a prospective basis for the indicated aging categories. Comparable data for prior periods is not available. For risk management purposes, Credco has historically utilized 90 days past billing for the ICS segment as described below in (b).

(b)

Data for periods prior to 90 days past billing are not available due to system constraints. Therefore, such data have not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances. For Card Member receivables in Global Commercial Services (GCS) as of March 31, 2014 and ICS and GCS as of December 31, 2013, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if Credco initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(c)	Card Member loans over 90 days past due continue to accrue interest.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Receivables and Card Member Loans

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2014		2013
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Card Member Receivables:
U.S. Consumer and Small Business Services	1.12%	1.19%	1.40%	1.25%
International Card Services	2.20%	1.57%	(b )	(b)
Card Member Loans:
International Card Services	0.78%	1.60%	0.85%	1.56%

	2014		2013
	Net Loss Ratio as a % of Charge Volume(c)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(c)	90 Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services	0.08%	0.74%	(b )	(b)
International Card Services and Global Commercial Services	(b )	(b )	0.07%	0.73%

(a)

Credco’s net write-off rate represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivables or Card Member loans balances in each of the periods indicated.

(b)

Historically, net loss ratio as a % of charge volume and 90 days past billings as a % of receivables were presented for ICS and GCS. Effective March 31, 2014, as a result of system enhancements, 30 days past due as a % of total and net write-off rate for ICS have been presented.

(c)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

Refer to Note 4 on pages F-16 – F-17 of the Form 10-K for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.

3.	Reserves for Losses

Reserves for losses relating to Card Member receivables and loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of receivables and loans, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments. For information on Credco’s reserves for losses and the related accounting policies, refer to Note 4 on pages F-16 – F-17 of the Form 10-K.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2014	2013
Balance, January 1	$76	$ 83
Additions:
Provisions(a)	59	41
Other credits(b)	15	21
Deductions:
Net write-offs(c)	(48)	(43)
Other debits(d)	—	(5)

Balance, March 31	$102	$ 97

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to the new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. Credco purchases Card Member receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for Card Member receivables. New groups of Card Member receivables purchased from affiliates totaled $3.4 billion and $3.3 billion for the three months ended March 31, 2014 and 2013, respectively.

(c)	Net write-offs include recoveries of $24 million and $26 million for the three months ended March 31, 2014 and 2013, respectively.

(d)

Primarily reserves for losses attributable to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold to an affiliate totaled nil and $0.6 billion for the three months ended March 31, 2014 and 2013, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2014	2013
Balance, January 1	$4	$ 5
Additions:
Provisions(a)	2	1
Deductions:
Net write-offs(b)	(1)	(1)

Balance, March 31	$5	$ 5

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively.

4.	Derivatives and Hedging Activities

Credco uses derivative financial instruments (derivatives) to manage exposures to various market risks. Derivatives derive their value from an underlying variable or multiple variables, including interest rate and foreign exchange rate. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not engage in derivatives for trading purposes. For information on Credco’s derivative instruments and the related accounting policies, refer to Note 7 on pages F-19 – F-23 of the Form 10-K.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of March 31, 2014 and December 31, 2013, Credco does not have derivative positions that warrant credit valuation adjustments.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. Refer to Note 2 on pages F-10 – F-13 of the Form 10-K for a description of Credco’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2014 and December 31, 2013:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value

(Millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$154	$181	$11	$ 2
Foreign exchange contracts
Net investment hedges	—	17	97	6

Total derivatives designated as hedging instruments	154	198	108	8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	83	16	13	42

Total derivatives not designated as hedging instruments	83	16	13	42

Total derivatives, gross	237	214	121	50

Cash collateral netting(a)	(144)	(167)	(11)	—

Derivative asset and derivative liability netting(b)	(30)	(9)	(30)	(9)

Total derivatives, net(c)	$63	$38	$80	$ 41

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco posted $50 million and $26 million as of March 31, 2014 and December 31, 2013, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are not netted against the derivative balances.

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

A majority of Credco’s derivative assets and liabilities as of March 31, 2014 and December 31, 2013 are subject to master netting agreements with its derivative counterparties. In addition, Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on Credco’s Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting

Refer to Note 7 on pages F-21 – F-23 of the Form 10-K for information on derivatives that qualify for hedge accounting.

Fair Value Hedges

Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of March 31, 2014 and December 31, 2013, Credco hedged $13.6 billion and $12.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of its fixed-rate long-term debt for the three months ended March 31:

(Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative Relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(36)	$(66)	Other expenses	$37	$71	$1	$ 5

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credco also recognized a net reduction in interest expense of $45 million and $76 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $(76) million and $(39) million for the three months ended March 31, 2014 and 2013, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income during the three months ended March 31, 2014 or 2013.

Derivatives Not Designated as Hedges

For information on derivatives not designated as hedges, refer to Note 7 on page F-23 of the Form 10-K.

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings for the three months ended March 31:

(Millions)

	Pretax gains

		Amount

Description	Income Statement Line Item	2014	2013
Foreign exchange contracts	Other expenses	$121	$139

Total		$121	$139

5.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

For information about Credco’s valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to Note 2 on pages F-10 – F-11 of the Form 10-K. Refer to Note 7 on pages F-19 – F-23 of the Form 10-K for additional information about the fair value of Credco’s derivative financial instruments.

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2, as of March 31, 2014 and December 31, 2013:

(Millions)	2014	2013
Assets:
Derivatives(a)	$237	$ 214

Total assets	237	214

Liabilities:
Derivatives(a)	121	50

Total liabilities	$121	$ 50

(a)	Refer to Note 4 for the fair values of derivative assets and liabilities on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For information about the valuation techniques used in the measurement of financial assets and financial liabilities carried at other than fair value, refer to Note 2 on pages F-11 – F-13 of the Form 10-K.

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2014 and December 31, 2013. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2014 and December 31, 2013, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$21.8	$21.8	$21.8	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5	—	0.5
Loans to affiliates	10.3	10.4	7.0	3.4

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.0	6.0	6.0	—
Financial liabilities carried at other than fair value
Long-term debt	$24.0	$24.3	$24.3	$ —

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.0	$18.0	$18.0	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5	—	0.5
Loans to affiliates	11.3	11.4	8.2	3.2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	5.4	5.4	5.4	—
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$22.0	$22.0	$ —

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2014 or during the year ended December 31, 2013.

6.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has a shelf registration in Canada for a medium-term note program providing for the issuance of notes by AECCC. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of March 31, 2014 and December 31, 2013, were $2.1 billion and $2.3 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of March 31, 2014 and December 31, 2013, were $2.1 billion and $2.2 billion, respectively, and were primarily recorded in long-term debt. As of both March 31, 2014 and December 31, 2013, no liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three months ended March 31 were as follows:

2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2013	$(478)	$ (478)

Net translation of investment in foreign operations	51	51
Net losses related to hedges of investment in foreign operations	(76)	(76)

Net change in accumulated other comprehensive loss	(25)	(25)

Balances as of March 31, 2014	$(503)	$ (503)

2013 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$8	$ 8

Net translation of investment in foreign operations	57	57
Net losses related to hedges of investment in foreign operations	(39)	(39)

Net change in accumulated other comprehensive income	18	18

Balances as of March 31, 2013	$26	$ 26

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 2014 and 2013.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $487 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $487 million of unrecognized tax benefits, approximately $485 million relates to amounts that if recognized would be recorded to shareholder’s equity and would not impact the effective tax rate. The remaining $2 million is not expected to have a material impact on the effective tax rate and net income. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rates were (4.0) percent and (12.1) percent for the three months ended March 31, 2014 and 2013, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rate for the three months ended March 31, 2013 includes an additional benefit due to the renewal by the U.S. Congress of the active financing legislation in January 2013.

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

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Cautionary Note Regarding Forward-Looking Statements” section.

Current Business Environment/Outlook

American Express’ results for the first quarter of 2014 reflect increased spending by Card Members, continued low write-off rates and lower operating expenses. Billed business grew over the prior year, with higher volumes in the U.S. and internationally. Billed business and revenue growth remained solid but slowed modestly from the fourth quarter of 2013. In addition, the stronger U.S. dollar continued to put downward pressure on American Express’ billed business and revenue growth.

Competition remains extremely intense across American Express’ businesses. While American Express’ business is diversified, the global economic environment remains challenging. In addition, any impact of potential U.S. income tax law changes or volatility in foreign exchange rates remains uncertain.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Pretax income depends primarily on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectability of Card Member receivables and loans purchased.

Credco’s consolidated net income decreased $33 million or 30 percent for the three months ended March 31, 2014 as compared to the same period in 2013. The year-over-year decrease is primarily due to lower interest income, lower discount revenues earned from purchased Card Member receivables and loans and higher provision for losses, partially offset by lower interest expense.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the three months ended March 31:

(Millions)	2014	2013
Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$8	$ 17
Discount rates	(20)	25

Total	$(12)	$ 42

Interest income from affiliates:
Average loans to affiliates	$(13)	$ 22
Interest rates	(14)	(37)

Total	$(27)	$ (15)

Interest income from deposits:
Average deposits outstanding	$(1)	$ —
Interest rates	—	(1)

Total	$(1)	$ (1)

Finance revenue:
Average Card Member loans outstanding	$2	$ 1
Interest rates	—	(1)

Total	$2	$ —

Interest expense:
Average debt outstanding	$(13)	$ 21
Interest rates	(30)	(38)

Total	$(43)	$ (17)

Interest expense to affiliates:
Average debt outstanding	$—	$ —
Interest rates	—	(1)

Total	$—	$ (1)

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue decreased 8 percent or $12 million to $137 million for the three months ended March 31, 2014, as compared to $149 million for the same period in 2013. This change was primarily driven by a 4 basis points decrease in the discount rate charged on Card Member receivables and loans, partially offset by an increase in net volume of receivables and loans purchased by 6 percent or $3 billion to $56 billion for the three months ended March 31, 2014, as compared to $53 billion for the same period in 2013.

Interest income from affiliates

Interest income from affiliates decreased 23 percent or $27 million to $91 million for the three months ended March 31, 2014, as compared to $118 million for the same period in 2013. This change was primarily driven by a decrease of 49 basis points in the annualized effective interest rate charged to affiliates to 3.18 percent for the three months ended March 31, 2014 from 3.67 percent for the same period in 2013, and a decrease in average loan balances with affiliates by 11 percent or $1.4 billion to $11.5 billion for three months ended March 31, 2014 as compared to $12.9 billion for the same period in 2013.

Interest income from deposits

Interest income from deposits decreased by $1 million to nil for the three months ended March 31, 2014, primarily driven by lower average deposit balances during 2014.

Finance revenue

Finance revenue increased 18 percent or $2 million to $13 million for the three months ended March 31, 2014, as compared to $11 million for the same period in 2013. This change was primarily driven by an increase in the average Card Member loan balance outstanding during 2014.

Provisions for losses

Provisions for losses increased 45 percent or $19 million to $61 million for the three months ended March 31, 2014, as compared to $42 million for the same period in 2013. This change was primarily driven by reserve builds for the three months ended March 31, 2014, as compared to reserve releases for the same period in 2013, and higher net write-offs during the three months ended March 31, 2014.

Interest expense

Interest expense decreased 26 percent or $43 million to $125 million for the three months ended March 31, 2014, as compared to $168 million for the same period in 2013. This change was primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 56 basis points to 2.28 percent for the three months ended March 31, 2014, from 2.84 percent for the same period in 2013, and a decrease in average debt outstanding by 8 percent or $2 billion to $22 billion for the three months ended March 31, 2014, as compared to $24 billion for the same period in 2013.

Interest expense to affiliates

Interest expense to affiliates remained flat at $2 million for the three months ended March 31, 2014, as compared to the same period in 2013.

Other, net

The benefit recorded in other, net decreased by $10 million to a benefit of $22 million for the three months ended March 31, 2014, as compared to a benefit of $32 million for the same period in 2013. This change was primarily driven by a $4 million decrease in the forward points gain generated by foreign exchange forward contracts and a decrease in fair value hedge ineffectiveness gain of $4 million. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the three months ended March 31, 2014 and 2013 were (4.0) percent and (12.1) percent, respectively. The tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the U.S. In addition, the effective tax rate for the three months ended March 31, 2013 includes an additional benefit due to the renewal by the U.S. Congress of the active financing legislation in January 2013. The availability of this benefit in future years is largely dependent on the continued extension by Congress of a provision of the United States Internal Revenue Code. Refer to the “Cautionary Note Regarding Forward-Looking Statements” for further discussion of this provision.

Card Member Receivables and Card Member Loans

As of March 31, 2014 and December 31, 2013, Credco owned $17.6 billion and $14.5 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express and certain American Express joint venture charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of March 31, 2014 and December 31, 2013, CRC owned approximately $5.0 billion and $2.5 billion, respectively, of such participation interests.

Gross Card Member receivables owned as of March 31, 2014 increased approximately $3.1 billion from December 31, 2013, primarily as a result of an increase in Card Member receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust II (the Charge Trust).

As of March 31, 2014 and December 31, 2013, Credco owned gross Card Member loans totaling $499 million and $523 million, respectively. These loans represent revolving amounts due on American Express and certain American Express joint venture lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of or for the three months ended March 31:

(Millions, except percentages)	2014	2013
Total gross Card Member receivables(a)	$17,584	$ 17,570
Loss reserves – Card Member receivables	$102	$ 97
Loss reserves as a % of receivables	0.58%	0.55%
Average life of Card Member receivables (# in days)(b)	29	29

U.S. Consumer and Small Business gross Card Member receivables	$4,953	$ 5,857
30 days past due as a % of total	1.19%	1.25%
Average receivables	$4,294	$ 4,868
Write-offs, net of recoveries	$12	$ 17
Net write-off rate(c)	1.12%	1.40%

International Card Services gross Card Member receivables	$1,270	(d)
30 days past due as a % of total	1.57%	(d)
Average Receivables	$1,270	(d)
Write-offs, net of recoveries	$7	(d)
Net write-off rate(c)	2.20%	(d)

Global Commercial gross Card Member receivables	$11,361	(d)
90 days past billing as a % of total	0.74%	(d)
Write-offs, net of recoveries	$29	(d)
Net loss ratio(e)	0.08%	(d)

International and Global Commercial gross Card Member receivables	(d )	$ 11,713
90 days past billing as a % of total	(d )	0.73%
Write-offs, net of recoveries	(d )	$ 26
Net loss ratio(e)	(d )	0.07%

(a)	$229 million of Card Member credit balances were reclassified from Card Member receivables to due to affiliates as of March 31, 2014.

(b)

Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the period indicated, to the volume of Card Member receivables purchased by Credco.

(c)

Credco’s net write-off rate represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivables balances in each of the periods indicated.

(d)

Effective March 31, 2014, a split between International Card Services (ICS) & Global Commercial Services (GCS) for Card Member receivables has been provided to supplement the presentation of Card Member receivables aging for ICS. Historically 90 days past billing as a % of total, write-offs, net of recoveries and net loss ratio were presented for ICS and GCS. Effective March 31, 2014, as a result of system enhancements, 30 days past due as a % of total and net write-off rate will be presented for ICS.

(e)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by other wholly-owned subsidiaries of TRS.

The components of loans to affiliates as of March 31, 2014 and December 31, 2013 were as follows:

(Millions)	2014	2013
American Express Services Europe Limited	$3,217	$ 3,185
American Express Australia Limited	2,987	3,119
Amex Bank of Canada	2,444	3,161
American Express Company	640	819
American Express Co. (Mexico) S.A. de C.V.	538	535
American Express Bank (Mexico) S.A.	417	415
American Express International, Inc.	96	106

Total(a)	$10,339	$ 11,340

(a)

As of March 31, 2014, Credco had $10.3 billion of outstanding loans to affiliates, of which approximately $5.7 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $4.6 billion were uncollateralized loans primarily with affiliated banks and American Express Company. As of December 31, 2013, Credco had $11.3 billion of outstanding loans to affiliates, of which approximately $5.8 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $5.5 billion were uncollateralized loans primarily with affiliated banks and American Express Company.

Due from/to Affiliates

As of March 31, 2014 and December 31, 2013, amounts due from affiliates were $4.2 billion and $3.4 billion, respectively. As of March 31, 2014 and December 31, 2013, amounts due to affiliates were $1.2 billion and $1.3 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of March 31, 2014 and December 31, 2013 were as follows:

(Millions)	2014	2013
AE Exposure Management Ltd.	$2,580	$ 2,541
American Express Europe LLC	1,246	261
American Express Swiss Holdings	432	419
American Express Holdings (Netherlands) C.V.	188	188
National Express Company, Inc.	—	123
Other	112	51

Total	$4,558	$ 3,583

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, servicing fees to affiliates would have been higher by approximately $33 million for both the three months ended March 31, 2014 and 2013. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2014 and December 31, 2013, Credco had nil and $0.2 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was nil and $0.1 billion during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of March 31, 2014 and December 31, 2013:

(Billions)	2014	2013
Long-term debt outstanding	$24.0	$ 21.7
Average long-term debt	$21.9	$ 22.3

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of March 31, 2014 and December 31, 2013, Credco had $16.4 billion and $14.2 billion, respectively, of debt securities outstanding, issued under the SEC registration statement. During the first quarter of 2014, Credco issued $2.3 billion dual-tranche senior unsecured debt consisting of (i) $1.3 billion of fixed-rate senior notes with a maturity of 5 years and a coupon of 2.125 percent and (ii) $1.0 billion of floating-rate senior notes with a maturity of 5 years at a rate of 3-month LIBOR plus 55 basis points.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. During the three months ended March 31, 2014, no notes were issued under this program. As of both March 31, 2014 and December 31, 2013, $1.2 billion of debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.5 billion (AUD $6.0 billion). During the three months ended March 31, 2014, no notes were issued under this program. As of March 31, 2014 and December 31, 2013, the entire amount of approximately $5.5 billion and $5.3 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance, when necessary, of up to approximately $3.1 billion (CAD $3.5 billion) of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. All notes issued by AECCC under this shelf registration are guaranteed by Credco. For the three months ended March 31, 2014, no notes were issued under this program. As of March 31, 2014 and December 31, 2013, AECCC had $2.1 billion and $2.2 billion of medium-term notes outstanding under this program, respectively. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. As of March 31, 2014, management believed Credco was in compliance with all restrictive covenants contained in its debt agreements. During the three months ended March 31, 2014 and 2013, Credco paid $78 million and $73 million, respectively, of cash dividends to TRS. The increase in the amount of dividends is primarily driven by higher levels of net income from periods prior to the first quarter of 2014 as compared to net income from comparable periods prior to the first quarter of 2013. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

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

Credco manages this objective by regularly accessing capital through its various funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the Charge Trust, as well as committed bank facilities.

American Express, including Credco, incurs and accepts liquidity risk arising in the normal course of its activities. This liquidity risk exposure can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios including collateral requirements for derivative transactions.

As of March 31, 2014, Credco had cash and cash equivalents of approximately $79 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

The yield Credco receives on its cash and cash equivalents is generally less than the interest expense on the sources of funding for these balances. Thus, Credco incurs net interest costs on these amounts. The level of net interest costs is dependent on the amount of Credco’s cash and cash equivalents, as well as the difference between its cost of funding these amounts and their investment yields.

Committed Bank Credit Facilities

Credco maintained $7.2 billion of committed syndicated bank credit facilities as of March 31, 2014, of which the amount outstanding (drawn) was $4.2 billion. On April 23, 2014, Credco replaced its $3.0 billion committed bank credit facility expiring in 2015 with a new $3.0 billion committed bank credit facility expiring in 2017.

Giving effect to this new facility, Credco’s committed bank credit facilities expire as follows:

(Billions)
2015	$1.9
2016	2.3
2017	3.0

Total	$7.2

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.59 for the three months ended March 31, 2014. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2014 was 5.88.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this First Quarter 2014 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions readers that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2013 and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•

ability to satisfy Credco’s liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•

the potential failure of the U.S. Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code, which could increase Credco’s effective tax rate and have an adverse impact on net income.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K). There are no material changes from the risk factors set forth in the 2013 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2013 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

ITEM 5. OTHER INFORMATION

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

A travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed American Express that during the first quarter of 2014 it obtained 14 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: May 6, 2014	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 6, 2014	By	/s/ Kimberly R. Scardino
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

E-1