Form 10-Q
period 2014-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2014-11-06
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2014
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$116	$136	$386	$433
Interest income from affiliates	105	98	296	316
Other interest income	—	—	1	2
Finance revenue	11	12	36	34

Total revenues	232	246	719	785

Expenses
Provisions for losses	42	32	151	108
Interest expense	131	139	390	460
Interest expense to affiliates	2	2	5	6
Other, net	(29)	(19)	(76)	(72)

Total expenses	146	154	470	502

Pretax income	86	92	249	283
Income tax (benefit) provision	(1)	1	(15)	(85)

Net income	87	91	264	368
Retained earnings at beginning of period	3,025	3,092	3,004	2,999
Dividends	(99)	(166)	(255)	(350)

Retained earnings at end of period	$3,013	$3,017	$3,013	$3,017

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Net income	$87	$91	$264	$368
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of: 2014, $69 and $(6); 2013, $(11) and nil	(129)	49	(110)	(326)

Other comprehensive (loss) income	(129)	49	(110)	(326)

Comprehensive (loss) income	$(42)	$140	$154	$42

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$80	$86
Card Member receivables, less reserves: 2014, $98; 2013, $76	17,048	14,458
Card Member loans, less reserves: 2014, $1; 2013, $4	355	519
Loans to affiliates and other	15,070	11,340
Deferred charges and other assets	390	143
Due from affiliates	2,168	3,380

Total assets	$35,111	$29,926

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$—	$200
Short-term debt to affiliates	4,628	3,583
Long-term debt	26,555	21,700

Total debt	31,183	25,483
Due to affiliates	1,110	1,323
Accrued interest and other liabilities	232	433

Total liabilities	32,525	27,239

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,013	3,004
Accumulated other comprehensive loss:
Foreign currency translation adjustments, net of tax of: 2014, $(40); 2013, $(34)	(588)	(478)

Total accumulated other comprehensive loss	(588)	(478)

Total shareholder’s equity	2,586	2,687

Total liabilities and shareholder’s equity	$35,111	$29,926

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30 (Millions)	2014	2013
Cash Flows from Operating Activities
Net income	$264	$368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for losses	151	108
Amortization and other	18	16
Deferred taxes	2	(6)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	124	(157)
Other operating assets and liabilities	(551)	(432)

Net cash provided by (used in) operating activities	8	(103)

Cash Flows from Investing Activities
Net (increase) in Card Member receivables and loans	(2,699)	(1,728)
Net (increase) decrease in loans to affiliates and other	(3,956)	2,804
Net decrease (increase) in due from affiliates	917	(69)

Net cash (used in) provided by investing activities	(5,738)	1,007

Cash Flows from Financing Activities
Net increase in short-term debt to affiliates	1,076	529
Net (decrease) increase in short-term debt	(200)	13
Issuance of long-term debt	7,509	3,549
Principal payments on long-term debt	(2,402)	(4,829)
Dividends paid	(255)	(350)

Net cash provided by (used in) financing activities	5,728	(1,088)

Effect of exchange rate changes on cash and cash equivalents	(4)	(6)

Net (decrease) in cash and cash equivalents	(6)	(190)
Cash and cash equivalents at beginning of period	86	275

Cash and cash equivalents at end of period	$80	$85

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

Recently Issued Accounting Standards

Accounting Standards Update No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and will be effective January 1, 2017. Credco is currently evaluating the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

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

The net volume of Card Member receivables purchased during the nine months ended September 30, 2014 and 2013 was approximately $164 billion and $161 billion, respectively. As of September 30, 2014 and December 31, 2013, Credco Receivables Corporation (CRC) owned approximately $4.8 billion and $2.5 billion, respectively, of participation interests in Card Member receivables purchased without recourse from Receivables Financing Corporation VIII LLC (RFC VIII).

Card Member receivables as of September 30, 2014 and December 31, 2013 consisted of:

(Millions)	2014		2013
U.S. Consumer and Small Business Services	$4,822		$2,490
International Card Services (a)	1,244		(b	)
Global Commercial Services	11,080		(b	)
International Card Services and Global Commercial Services (a)	(b	)	12,044

Card Member receivables (c)	17,146		14,534
Less: Reserve for losses	98		76

Card Member receivables, net (d)(e)	$17,048		$14,458

(a)	International is comprised of consumer and small business services.

(b)

Beginning in first quarter 2014, a split between International Card Services (ICS) and Global Commercial Services (GCS) for Card Member receivables has been provided to supplement the presentation of Card Member receivables aging for ICS.

(c)	Net of deferred discount revenue totaling $22 million and $21 million as of September 30, 2014 and December 31, 2013, respectively.

(d)

In the third quarter of 2014, Credco terminated its agreements to purchase Card Member receivables from the American Express joint ventures that issue American Express cards in certain countries (American Express joint ventures).

(e)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during both the nine months ended September 30, 2014 and 2013 was $2.9 billion.

Card Member loans as of September 30, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
International Card Services	$356	$523
Less: Reserve for losses	1	4

Card Member loans, net (a)(b)	$355	$519

(a)	Card Member loans modified in a TDR program were immaterial.

(b)	In the third quarter of 2014, Credco terminated its agreements to purchase Card Member loans from the American Express joint ventures.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables and Card Member Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2014 and December 31, 2013:

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$4,773		$23		$9		$17	$4,822
International Card Services (a)	1,224		8		4		8	1,244
Global Commercial Services	(b	)	(b	)	(b	)	88	11,080
Card Member Loans:
International Card Services	$354		$1		$—		$1	$356

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer and Small Business Services	$2,464		$12		$5		$9	$2,490
International Card Services and Global Commercial Services (a)	(b	)	(b	)	(b	)	115	12,044
Card Member Loans:
International Card Services	$514		$4		$2		$3	$523

(a)

Beginning in first quarter 2014, as a result of system enhancements, delinquency data for ICS is now available and presented on a prospective basis for the indicated aging categories. Comparable data for prior periods is not available. For risk management purposes, Credco has historically utilized 90 days past billing for ICS as described below in (b).

(b)

Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances. For Card Member receivables in GCS as of September 30, 2014 and ICS and GCS as of December 31, 2013, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if Credco initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Receivables and Card Member Loans

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2014		2013

	Net Write-off Rate (a)	30 Days Past Due as a % of Total	Net Write-off Rate (a)	30 Days Past Due as a % of Total
Card Member Receivables:
U.S. Consumer and Small Business Services	1.13%	1.02%	1.08%	1.10%
International Card Services	1.96%	1.61%	(b )	(b)
Card Member Loans:
International Card Services	1.13%	0.56%	0.86%	1.71%

	2014		2013

	Net Loss Ratio as a % of Charge Volume (c)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume (c)	90 Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services	0.07%	0.79%	(b )	(b)
International Card Services and Global Commercial Services	(b )	(b )	0.06%	0.83%

(a)

Credco’s net write-off rate represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a % of the average Card Member receivables or Card Member loans balances in each of the periods indicated.

(b)

Historically, net loss ratio as a % of charge volume and 90 days past billings as a % of receivables were presented for ICS and GCS. Beginning in first quarter 2014, as a result of system enhancements, 30 days past due as a % of total and net write-off rate for ICS have been presented.

(c)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a % of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2014	2013
Balance, January 1	$76	$83
Provisions (a)	145	105
Net write-offs (b)	(131)	(116)
Other (c)	8	13

Balance, September 30	$98	$85

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $76 million and $87 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)

Primarily reserve balances applicable to net purchases of new groups of Card Member receivables from TRS and certain of its subsidiaries and participation interests from affiliates. The 2014 figure is net of a reduction in reserves driven by the sale of Card Member receivables to the American Express joint ventures following the termination of the agreements to purchase Card Member receivables in the third quarter of 2014. Credco purchases Card Member receivables at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for Card Member receivables. New groups of net Card Member receivables purchased totaled $3.0 billion and $1.9 billion for the nine months ended September 30, 2014 and 2013, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2014	2013
Balance, January 1	$4	$5
Provisions (a)	6	3
Net write-offs (b)	(4)	(3)
Other (c)	(5)	—

Balance, September 30	$1	$5

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $3 million and $4 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)

Primarily reserve balances applicable to sales of new groups of Card Member loans to the American Express joint ventures following the termination of the agreements to purchase Card Member loans in the third quarter of 2014. Credco sells Card Member loans at fair value but due to system constraints records the gross receivable amount and the corresponding reserve balance, which are included in its fair value estimate. Specifically, Credco’s systems do not have the ability to track multiple accounting bases for Card Member loans. New groups of net Card Member loans sold totaled $183 million and nil for the nine months ended September 30, 2014 and 2013, respectively.

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

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of September 30, 2014 and December 31, 2013, Credco does not have derivative positions that warrant credit valuation adjustments.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. Refer to Note 2 on pages F-10 – F-13 of the Form 10-K for a description of Credco’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2014 and December 31, 2013:

	Deferred Charges and Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value

(Millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$87	$181	$27	$2
Foreign exchange contracts
Net investment hedges	161	17	—	6

Total derivatives designated as hedging instruments	248	198	27	8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	38	16	92	42

Total derivatives, gross	286	214	119	50
Less: Cash collateral netting (a)	(42)	(167)	(27)	—
Derivative asset and derivative liability netting (b)	(59)	(9)	(59)	(9)

Total derivatives, net (c)	$185	$38	$33	$41

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco received noncash collateral from a counterparty in the form of security interests in U.S. Treasury securities with a fair value of $63 million and nil as of September 30, 2014 and December 31, 2013, respectively, none of which was sold or repledged. Such noncash collateral economically reduces Credco’s risk exposure to $122 million as of September 30, 2014, but does not reduce the net exposure on Credco’s Consolidated Balance Sheets. Additionally, Credco posted $97 million and $26 million as of September 30, 2014 and December 31, 2013, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within deferred charges and other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of Credco’s derivative assets and liabilities as of September 30, 2014 and December 31, 2013 are subject to master netting agreements with its derivative counterparties. In addition, Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on Credco’s Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting

Refer to Note 7 on pages F-21 – F-23 of the Form 10-K for information on derivatives that qualify for hedge accounting.

Fair Value Hedges

Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2014 and December 31, 2013, Credco hedged $15.9 billion and $12.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s hedges of its fixed-rate long-term debt for the three and nine months ended September 30:

For the Three Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
	Income Statement Line Item	Amount		Income Statement Line Item	Amount
Derivative relationship		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(77)	$(8)	Other expenses	$81	$4	$4	$(4)

For the Nine Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
	Income Statement Line Item	Amount		Income Statement Line Item	Amount
Derivative relationship		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(119)	$(187)	Other expenses	$128	$185	$9	$(2)

Credco also recognized a net reduction in interest expense on long-term debt of $50 million and $53 million for the three months ended September 30, 2014 and 2013, respectively, and $145 million and $193 million, for the nine months ended September 30, 2014 and 2013, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $116 million and $(19) million for the three months ended September 30, 2014 and 2013, respectively, and $(10) million and nil for the nine months ended September 30, 2014 and 2013, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income for the three and nine months ended September 30, 2014 or 2013.

Derivatives Not Designated as Hedges

For information on derivatives not designated as hedges, refer to Note 7 on page F-23 of the Form 10-K.

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30:

		Pretax (losses) gains

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		Amount		Amount

Description (Millions)	Income Statement Line Item	2014	2013	2014	2013
Foreign exchange contracts	Other expenses	$(14)	$21	$49	$71

Total		$(14)	$21	$49	$71

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Fair Values

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

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2, as of September 30, 2014 and December 31, 2013:

(Millions)	2014	2013
Assets:
Derivatives (a)	$286	$214

Total assets	286	214

Liabilities:
Derivatives (a)	119	50

Total liabilities	$119	$50

(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For information about the valuation techniques used in the measurement of financial assets and financial liabilities carried at other than fair value, refer to Note 2 on pages F-11 – F-13 of the Form 10-K.

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2014 and December 31, 2013. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2014 and December 31, 2013, and require management judgment. These figures may not be indicative of their future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$19.4	$19.4	$19.4	$—
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—	0.4
Loans to affiliates and others	15.1	15.1	12.0	3.1
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	5.9	5.9	5.9	—
Financial liabilities carried at other than fair value
Long-term debt	$26.6	$26.8	$26.8	$—

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.0	$18.0	$18.0	$—
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5	—	0.5
Loans to affiliates (a)	11.3	11.4	8.2	3.2
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	5.4	5.4	5.4	—
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$22.0	$22.0	$—

(a)	In 2013, there were no outstanding loans to the American Express joint ventures.

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2014 or during the year ended December 31, 2013.

6.	Variable Interest Entity

Credco has established a variable interest entity (VIE), American Express Canada Credit Corporation. For information about Credco’s VIE refer to Note 8 on page F-23 of the Form 10-K. Total assets as of September 30, 2014 and December 31, 2013 were $2.2 billion and $2.3 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of September 30, 2014 and December 31, 2013 were $2.1 billion and $2.2 billion, respectively, and were primarily recorded in long-term debt. As of September 30, 2014 and December 31, 2013, $0.3 billion and nil, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three and nine months ended September 30, 2014 and 2013 were as follows:

For the Three Months Ended September 30, 2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2014	$(459)	$(459)

Net translation (loss) of investments in foreign operations	(245)	(245)
Net gains related to hedges of investment in foreign operations	116	116

Net change in accumulated other comprehensive (loss)	(129)	(129)

Balances as of September 30, 2014	$(588)	$(588)

For the Nine Months Ended September 30, 2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2013	$(478)	$(478)

Net translation (loss) of investments in foreign operations	(100)	(100)
Net (losses) related to hedges of investment in foreign operations	(10)	(10)

Net change in accumulated other comprehensive (loss)	(110)	(110)

Balances as of September 30, 2014	$(588)	$(588)

For the Three Months Ended September 30, 2013 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2013	$(367)	$(367)

Net translation gain of investments in foreign operations	68	68
Net (losses) related to hedges of investment in foreign operations	(19)	(19)

Net change in accumulated other comprehensive income	49	49

Balances as of September 30, 2013	$(318)	$(318)

For the Nine Months Ended September 30, 2013 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$8	$8

Net translation (loss) of investments in foreign operations	(326)	(326)

Net change in accumulated other comprehensive (loss)	(326)	(326)

Balances as of September 30, 2013	$(318)	$(318)

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30, 2014 and 2013.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $432 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $432 million of unrecognized tax benefits, approximately $430 million relates to amounts that, if recognized, would be recorded to shareholder’s equity and would not impact Credco’s results of operations or the effective tax rate.

The effective tax rates were (1.2) percent and (6.0) percent for the three and nine months ended September 30, 2014, respectively, and 1.1 percent and (30.0) percent for the three and nine months ended September 30, 2013, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rates for each of the periods reflect the impact of certain prior years’ tax items.

The tax rates in both periods reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses that prevents Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is calculated for each interim period.

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

American Express’ results for the third quarter of 2014 reflect increased spending by Card Members, growth in average Card Member loans and continued low write-off rates. Card Member billed business increased 9 percent over the prior year, both within and outside the United States, in line with growth rates in the second quarter.

Competition remains extremely intense across American Express’ payments business. Traditional competitors and new entrants deploy increasingly greater financial and other resources to attract customers and business partners and to develop new platforms and technologies. To remain competitive, American Express needs to continue to demonstrate the value it delivers to merchants, customers and business partners in all aspects of its relationships. While American Express’ business is diversified by product and geography, the global economic environment remains challenging. In addition, American Express’ results could be adversely affected by volatility in foreign exchange rates, changes in interest rates or the failure of the U.S. Congress to renew legislation regarding American Express’ active financing income, which could increase its effective tax rate and have an adverse impact on net income in 2015 and beyond.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Pretax income depends primarily on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectability of Card Member receivables and loans purchased.

Credco’s consolidated net income decreased $104 million or 28 percent for the nine months ended September 30, 2014 as compared to the same period in 2013. The year-over-year decrease is primarily due to lower income tax benefit, higher provision for losses, lower discount revenues earned from purchased Card Member receivables and loans and lower interest income from affiliates, partially offset by lower interest expense.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts for the nine months ended September 30:

(Millions)	2014	2013
Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$9	$33
Discount rates	(56)	(5)

Total	$(47)	$28

Interest income from affiliates:
Average loans to affiliates and other	$53	$8
Interest rates	(73)	(73)

Total	$(20)	$(65)

Other interest income:
Average deposits outstanding	$(1)	$(3)
Interest rates	—	(1)

Total	$(1)	$(4)

Finance revenue:
Average Card Member loans outstanding	$1	$3
Interest rates	1	(1)

Total	$2	$2

Interest expense:
Average debt outstanding	$30	$2
Interest rates	(100)	(97)

Total	$(70)	$(95)

Interest expense to affiliates:
Average debt outstanding	$—	$1
Interest rates	(1)	(11)

Total	$(1)	$(10)

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue decreased 11 percent or $47 million to $386 million for the nine months ended September 30, 2014, as compared to $433 million for the same period in 2013. This change was primarily driven by a 3 basis points decrease in the discount rate charged on Card Member receivables and loans, partially offset by a 2 percent or $3 billion increase in net volume of purchased receivables and loans, which were $167 billion and $164 billion for the nine months ended September 30, 2014 and 2013, respectively.

Interest income from affiliates

Interest income from affiliates decreased 6 percent or $20 million to $296 million for the nine months ended September 30, 2014, as compared to $316 million for the same period in 2013. This change was primarily driven by a decrease of 71 basis points in the annualized effective interest rate charged to affiliates to 2.90 percent for the nine months ended September 30, 2014 as compared to 3.61 percent for the same period in 2013, partially offset by an increase in average loan balances with affiliates by 17 percent or $1.9 billion to $13.6 billion for the nine months ended September 30, 2014 as compared to $11.7 billion for the same period in 2013.

Other interest income

Other interest income decreased by $1 million to $1 million for the nine months ended September 30, 2014 primarily driven by lower average deposit balances during 2014.

Finance revenue

Finance revenue increased 6 percent or $2 million to $36 million for the nine months ended September 30, 2014, as compared to $34 million for the same period in 2013. This change was primarily driven by an increase in the average Card Member loan balance outstanding during 2014.

Provisions for losses

Provisions for losses increased 40 percent or $43 million to $151 million for the nine months ended September 30, 2014, as compared to $108 million for the same period in 2013. This change was primarily driven by reserve builds for the nine months ended September 30, 2014, driven by higher average Card Member receivables, as compared to reserve releases for the same period in 2013 and higher net write-offs during the nine months ended September 30, 2014.

Interest expense

Interest expense decreased 15 percent or $70 million to $390 million for the nine months ended September 30, 2014, as compared to $460 million for the same period in 2013. This change was primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 55 basis points to 2.16 percent for the nine months ended September 30, 2014, from 2.71 percent for the same period in 2013, partially offset by increase in average debt outstanding by $1.5 billion for the nine months ended September 30, 2014, as compared to the same period in 2013.

Interest expense to affiliates

Interest expense to affiliates decreased 17 percent or $1 million to $5 million for the nine months ended September 30, 2014, as compared to $6 million for the same period in 2013. This change was primarily driven by a decrease in the annualized effective interest rate on average debt to affiliates outstanding by 2 basis points to 14 basis points for the nine months ended September 30, 2014 from 16 basis points for the same period in 2013.

Other, net

The benefit recorded in Other, net increased $4 million to a benefit of $76 million for the nine months ended September 30, 2014, from a benefit of $72 million for the same period in 2013. This change was primarily driven by an increase in fair value hedge ineffectiveness gain of $11 million partially offset by a $5 million decrease in the forward points gain generated by foreign exchange forward contracts. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the nine months ended September 30, 2014 and 2013 were (6.0) percent and (30.0) percent, respectively. The tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of prior years’ tax items.

Card Member Receivables and Card Member Loans

As of September 30, 2014 and December 31, 2013, Credco owned $17.1 billion and $14.5 billion 1, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of September 30, 2014 and December 31, 2013, CRC owned approximately $4.8 billion and $2.5 billion, respectively, of such participation interests.

Gross Card Member receivables owned as of September 30, 2014 increased approximately $2.6 billion from December 31, 2013, primarily as a result of an increase in Card Member receivables purchased driven by an increase in the seller’s interest in the American Express Issuance Trust II (the Charge Trust).

As of September 30, 2014 and December 31, 2013, Credco owned gross Card Member loans totaling $356 million and $523 million 2, respectively. These loans represent revolving amounts due on American Express lending card products.

[1]

Includes Card Member receivables purchased from the American Express joint ventures. However, in the third quarter of 2014, Credco terminated its agreements to purchase Card Member receivables from these joint ventures.

[2]

Includes Card Member loans purchased from the American Express joint ventures. However, in the third quarter of 2014, Credco terminated its agreements to purchase Card Member loans from these joint ventures.

The following table summarizes selected information related to the Card Member receivables portfolio as of or for the nine months ended September 30:

(Millions, except percentages)	2014	2013
Total gross Card Member receivables (a)(b)	$17,146	$17,005
Loss reserves – Card Member receivables	$98	$85
Loss reserves as a % of receivables	0.57%	0.50%
Average life of Card Member receivables (# in days) (c)	29	29
U.S. Consumer and Small Business gross Card Member receivables	$4,822	$4,987
30 days past due as a % of total	1.02%	1.10%
Average receivables	$4,732	$5,426
Write-offs, net of recoveries	$40	$44
Net write-off rate (d)	1.13%	1.08%
International Card Services gross Card Member receivables	$1,244	(e	)
30 days past due as a % of total	1.61%	(e	)
Average receivables	$1,225	(e	)
Write-offs, net of recoveries	$18	(e	)
Net write-off rate (d)	1.96%	(e	)
Global Commercial gross Card Member receivables	$11,080	(e	)
90 days past billing as a % of total	0.79%	(e	)
Write-offs, net of recoveries	$73	(e	)
Net loss ratio (f)	0.07%	(e	)
International and Global Commercial gross Card Member receivables	(e )	$12,018
90 days past billing as a % of total	(e )	0.83%
Write-offs, net of recoveries	(e )	$72
Net loss ratio (f)	(e )	0.06%

(a)	As of September 30, 2014, $223 million of Card Member credit balances were reclassified from Card Member receivables to due to affiliates.

(b)	In the third quarter of 2014, Credco terminated its agreements to purchase Card Member receivables from the American Express joint ventures.

(c)

Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the period indicated, to the volume of Card Member receivables purchased by Credco.

(d)

Credco’s net write-off rate represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a % of the average Card Member receivables balances in each of the periods indicated.

(e)

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

(f)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a % of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates and Other

These loans represent floating-rate interest-bearing borrowings by other wholly owned subsidiaries of TRS and the American Express joint ventures.

The components of loans to affiliates and other as of September 30, 2014 and December 31, 2013 were as follows:

(Millions)	2014	2013
American Express Company	$5,406	$819
American Express Services Europe Limited	3,215	3,185
American Express Australia Limited	2,727	3,119
Amex Bank of Canada	2,584	3,161
American Express Co. (Mexico) S.A. de C.V.	540	535
American Express Bank (Mexico) S.A.	417	415
American Express International, Inc.	101	106
Amex (Saudi Arabia) Limited	67	—
Alpha Card S.C.R.L./C.V.B.A.	13	—

Total (a)	$15,070	$11,340

(a)

As of September 30, 2014, Credco had $15.1 billion of outstanding loans to affiliates and other, of which approximately $5.4 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse, $9.6 billion were uncollateralized loans primarily with affiliated banks and American Express Company and the remaining $80 million represents loans to the American Express joint ventures. As of December 31, 2013, Credco had $11.3 billion of outstanding loans to affiliates, of which approximately $5.8 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $5.5 billion were uncollateralized loans primarily with affiliated banks and American Express Company.

Due from/to Affiliates

As of September 30, 2014 and December 31, 2013, amounts due from affiliates were $2.2 billion and $3.4 billion, respectively. As of September 30, 2014 and December 31, 2013, amounts due to affiliates were $1.1 billion and $1.3 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of September 30, 2014 and December 31, 2013 were as follows:

(Millions)	2014	2013
AE Exposure Management Ltd.	$2,612	$2,541
American Express Europe LLC	1,228	261
American Express Swiss Holdings	416	419
American Express Holdings (Netherlands) C.V.	188	188
Amex Card Services Company	146	51
Amex Funding Management (Europe) Limited	38	—
National Express Company, Inc.	—	123

Total	$4,628	$3,583

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $165 million3 and $100 million for the nine months ended September 30, 2014 and 2013, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

American Express seeks to raise funds to meet the financing needs, including seasonal and other working capital needs, of itself and all of its subsidiaries, including Credco, while also seeking to maintain sufficient highly liquid assets to meet net cash flow needs under stressed environments, which include the scheduled maturities of funding obligations.

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

[3]	Beginning the third quarter of 2014, Credco has enhanced the methodology to estimate the service fees applicable on the Card Member receivables and loans portfolio purchased.

Credco’s short-term ratings, long-term ratings and outlook as disclosed by the four major credit rating agencies are as follows:

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	A-	Stable

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2014 and December 31, 2013, Credco had nil and $0.2 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was nil and $0.1 billion during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of September 30, 2014 and December 31, 2013:

(Billions)	2014	2013
Long-term debt outstanding	$26.6	$21.7
Average long-term debt (a)	$24.1	$22.3

(a)	Average long-term debt outstanding during the nine and twelve months ended September 30, 2014 and December 31, 2013, respectively.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of September 30, 2014 and December 31, 2013, Credco had $19.6 billion and $14.2 billion, respectively, of debt securities outstanding, issued under the SEC registration statement. During the third quarter of 2014, Credco issued $2.9 billion dual-tranche senior unsecured notes consisting of (i) $1.5 billion of fixed-rate senior notes with a maturity of five years at a coupon of 2.25 percent, (ii) $0.4 billion of floating-rate senior notes with a maturity of five years at a rate of 3-month LIBOR plus 49 basis points, (iii) $0.7 billion of fixed-rate senior notes with a maturity of three years at a coupon of 1.55 percent and (iv) $0.3 billion of floating-rate senior notes with a maturity of three years at a rate of 3-month LIBOR plus 30 basis points.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. As of both September 30, 2014 and December 31, 2013, $1.2 billion of debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $5.3 billion (AUD $6.0 billion). During the nine months ended September 30, 2014, no notes were issued under this program. As of both September 30, 2014 and December 31, 2013, the entire amount of approximately $5.3 billion of notes were available for issuance under this program and the outstanding notes were nil as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. Credco expects to renew the prospectus as management deems appropriate. All notes issued by AECCC under this program are guaranteed by Credco. For the nine months ended September 30, 2014, no notes were issued under this program. As of September 30, 2014 and December 31, 2013, AECCC had $1.8 billion and $2.2 billion, respectively, of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. As of September 30, 2014, management believed Credco was in compliance with all restrictive covenants contained in its debt agreements. During the nine months ended September 30, 2014 and 2013, Credco paid $255 million and $350 million, respectively, of cash dividends to TRS. The decrease in the amount of dividends is driven by lower levels of net income from periods prior to the third quarter of 2014 as compared to net income from comparable periods prior to the third quarter of 2013. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25.

Liquidity Management

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. American Express and its subsidiaries, including Credco, maintain liquidity sources in amounts sufficient to meet business requirements and expected future financial obligations for a period of at least twelve months, in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions.

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

As of September 30, 2014, Credco had cash and cash equivalents of approximately $80 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained committed syndicated bank credit facilities as of September 30, 2014 of $7 billion through facilities in the United States and Australia, of which the amount outstanding (drawn) was $4 billion.

Credco’s total committed bank credit facilities expire as follows:

(Billions)
2016	$2.2
2017	4.8

Total	$7.0

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.63 for the nine months ended September 30, 2014. The ratio of earnings to fixed charges for American Express for the nine months ended September 30, 2014 was 6.03.

The committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Third Quarter 2014 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions readers that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2013 and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by federal bank regulators relating to certain credit and charge card practices, and the impact of the Dodd-Frank Reform Act, which is subject to further rulemaking, the implications of which are not fully known at this time;

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

ITEM 5. OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

A travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the third quarter of 2014 it obtained 15 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: November 6, 2014	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 6, 2014	By	/s/ Kimberly R. Scardino
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