Form 10-K
period 2014-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2015-03-10
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-6908

AMERICAN EXPRESS CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Vesey Street,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 10, 2015, 1,504,938 shares were outstanding.

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

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act) (which prohibits certain acts and practices in connection with consumer credit card accounts)

•	The Consumer Financial Protection Act (CFPA) (Title X of the Dodd-Frank)

•	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages)

•

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (which established national requirements for sending of commercial email messages and which provides for significant statutory damages for violations)

•

Regulation Z (which implements TILA and was amended by the Federal Reserve Board (Federal Reserve) to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act)

•	Federal and state laws and regulations that generally prohibit engaging in unfair, deceptive and abusive acts and practices (UDAAP) in offering consumer financial products and services

In the United States, American Express’ marketing and sale of consumer financial products and its compliance with certain federal consumer financial laws, including the CFPA and TILA are supervised and examined by the CFPB. The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine for compliance large financial institutions like the American Express and TRS. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, a number of U.S. states have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices. Bankruptcy and debtor relief laws can affect Credco’s ability to collect amounts owed to it.

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

The agreements for the purchase and sale of card receivables (receivables agreements) between Credco and its affiliates provide that the parties intend the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). Credco considers its expenses, such as interest costs, expected credit losses and any applicable service fees in the calculation of the discount rate at which Credco offers to purchase receivables as well as the margin it requires to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 22.

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

Current Business Environment/Outlook

American Express results for 2014 reflect higher spending by its Card Members, growth in average Card Member loans, credit quality indicators at or near historical lows and continued control over operating expenses.

While American Express’ business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, it faces a number of increasing challenges in 2015.

Competition remains extremely intense across the payments industry. American Express’ results could also be adversely affected by increases in short-term interest rates or the failure of the U.S. Congress to continue the renewal of legislation regarding its active financing income, which could increase its effective tax rate and have an adverse impact on net income in 2015 and beyond.

Volume of Business

The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:

(Billions)
	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31,(a)			Gross Receivables and Loans Owned as of December 31,

Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
2014	$173	$44	$217	$12	$3	$15
2013	170	45	215	11	4	15
2012	160	42	202	12	4	16
2011	131	40	171	10	3	13
2010	124	35	159	10	3	13

(a)

In addition to the above activity, Credco also purchased new groups of Card Member receivables from TRS and certain of its subsidiaries and participation interests from affiliates, totaling $3.4 billion, $7.7 billion, $7.5 billion, $2.7 billion and $3.6 billion in 2014, 2013, 2012, 2011 and 2010, respectively.

Card Member Receivables and Card Member Loans

As of both December 31, 2014 and 2013, Credco owned $14.5 billion2 of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of December 31, 2014 and 2013, CRC owned approximately $2.8 billion and $2.5 billion, respectively, of such participation interests.

As of December 31, 2014 and 2013, Credco owned gross Card Member loans totaling $401 million and $523 million2, respectively. These loans represent revolving amounts due on American Express lending card products.

[2]

Includes Card Member receivables and loans purchased from the American Express joint ventures that issue American Express cards in certain countries (American Express joint ventures). However, in the third quarter of 2014, Credco terminated its agreements to purchase Card Member receivables and loans from these joint ventures.

The following table summarizes selected information related to the Card Member receivables portfolio for the years ended December 31:

(Millions, except percentages and where indicated)	2014	2013	2012	2011	2010
Total gross Card Member receivables(a)(b)	$14,507	$14,534	$15,362	$12,807	$12,373
Loss reserves — Card Member receivables(a)	$94	$76	$83	$71	$112
Loss reserves as a % of receivables(c)	0.6%	0.5%	0.5%	0.6%	0.9%
Average life of Card Member receivables (# in days)(d)	29	29	29	30	29
U.S. Card Services gross Card Member receivables(a)	$2,755	$2,490	$4,464	$2,843	$3,497
30 days past due as a % of total	0.9%	1.0%	1.0%	1.4%	1.2%
Average receivables	$4,385	$5,151	$4,790	$3,499	$3,860
Write-offs, net of recoveries	$45	$52	$59	$47	$54
Net write-off rate(e)	1.0%	1.0%	1.2%	1.3%	1.4%
International Card Services gross Card Member receivables(a)	$1,316	(f)	(f)	(f)	(f)
30 days past due as a % of total	1.5%	(f)	(f)	(f)	(f)
Average receivables	$1,222	(f)	(f)	(f)	(f)
Write-offs, net of recoveries	$23	(f)	(f)	(f)	(f)
Net write-off rate(e)	1.9%	(f)	(f)	(f)	(f)
Global Commercial Services gross Card Member receivables(a)	$10,436	(f)	(f)	(f)	(f)
90 days past billing as a % of total	0.9%	(f)	(f)	(f)	(f)
Write-offs, net of recoveries	$98	(f)	(f)	(f)	(f)
Net loss ratio(g)	0.1%	(f)	(f)	(f)	(f)
International Card and Global Commercial Services gross Card Member receivables(a)(c)	(f)	$12,044	$10,898	$9,964	$8,876
90 days past billing as a % of total(c)	(f)	1.0%	0.8%	0.8%	0.9%
Write-offs, net of recoveries(c)	(f)	$96	$88	$73	$115
Net loss ratio(c)(g)	(f)	0.06%	0.06%	0.06%	0.10%

(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.

(b)	In the third quarter of 2014, Credco terminated its agreements to purchase Card Member receivables from the American Express joint ventures.

(c)

Effective January 1, 2010, American Express revised the time period in which past due Card Member receivables in International Card Services (ICS) and Global Commercial Services (GCS) are written off to 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services Card Member receivables. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a significant impact on provisions for losses.

(d)

Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of Card Member receivables purchased by Credco.

(e)

Credco’s net write-off rate represents the amount of Card Member receivables owned by Credco that are written off, expressed as a percentage of the average Card Member receivables in each of the years indicated.

(f)

Beginning in the first quarter of 2014, a split between ICS and GCS for Card Member receivables has been provided to supplement the presentation of Card Member receivables aging for ICS. Historically 90 days past billing as a % of total, write-offs, net of recoveries and net loss ratio were presented for ICS and GCS. Beginning in the first quarter of 2014, as a result of system enhancements, 30 days past due as a % of total and net write-off rate have been presented for ICS.

(g)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the years indicated.

Changes in Card Member Receivables and Card Member Loans Reserves for Losses

The following table presents the changes in the reserve for losses related to Card Member receivables and loans:

Years Ended December 31, (Millions, except percentages)	2014	2013	2012	2011	2010
Balance, January 1	$80	$88	$76	$121	$ 160
Provisions	202	148	143	80	128
Other credits(a)	15	41	54	23	36
Net write-offs(b)(c)	(170)	(152)	(150)	(122)	(179)
Other debits(d)	(30)	(45)	(35)	(26)	(24)

Balance, December 31	$97	$80	$88	$76	$ 121

Reserve for losses as a % of gross Card Member receivables and loans owned at December 31	0.7%	0.5%	0.6%	0.6%	0.9%

(a)

Primarily reserve balances applicable to new groups of Card Member receivables and loans purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables and loans purchased totaled $3.4 billion, $7.7 billion, $7.5 billion, $2.7 billion and $3.6 billion in 2014, 2013, 2012, 2011 and 2010, respectively.

(b)	Net write-offs include recoveries of $102 million, $115 million, $113 million, $102 million and $119 million in 2014, 2013, 2012, 2011 and 2010, respectively.

(c)	Net write-offs for 2010 include write-offs resulting from the 180 days write-off methodology change for ICS and GCS Card Member receivables.

(d)

Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables and loans sold to the American Express joint ventures following the termination of the agreements to purchase Card Member receivables and loans in the third quarter of 2014. Sales of these participation interests and Card Member receivables and loans totaled $3.4 billion, $9.1 billion, $5.8 billion, $3.3 billion and $2.7 billion in 2014, 2013, 2012, 2011 and 2010, respectively.

Loans to Affiliates and Other

Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by other wholly owned subsidiaries of TRS and the American Express joint ventures.

The components of loans to affiliates and other as of December 31 were as follows:

(Millions)	2014	2013
American Express Company	$5,937	$ 819
American Express Services Europe Limited	3,075	3,185
American Express Australia Limited	2,693	3,119
Amex Bank of Canada	2,581	3,161
American Express Co. (Mexico) S.A. de C.V.	495	535
American Express Bank (Mexico) S.A.	382	415
American Express International, Inc.	100	106
Amex (Saudi Arabia) Limited	28	—
Alpha Card S.C.R.L./C.V.B.A.	12	—

Total(a)	$15,303	$ 11,340

(a)

As of December 31, 2014, approximately $5.2 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $10.1 billion were uncollateralized loans primarily to affiliated banks, American Express Company and American Express joint ventures. As of December 31, 2013, approximately $5.8 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $5.5 billion were uncollateralized loans primarily to affiliated banks and American Express Company.

Due from/to Affiliates

As of December 31, 2014 and 2013, amounts due from affiliates were $2.2 billion and $3.4 billion, respectively. As of December 31, 2014 and 2013, amounts due to affiliates were $0.9 billion and $1.3 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2014	2013
AE Exposure Management Ltd.	$2,851	$ 2,541
American Express Europe LLC	831	261
American Express Swiss Holdings	403	419
American Express Holdings (Netherlands) C.V.	188	188
National Express Company, Inc.	—	123
Other	61	51

Total	$4,334	$ 3,583

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $212 million3 and $138 million for the years ended December 31, 2014 and 2013, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Year	Weighted-Average Effective Interest Rate
2014	1.74%
2013	2.21%
2012	2.75%
2011	2.86%
2010	2.39%

Refer to Notes 4 and 9 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

[3]	Beginning in the third quarter of 2014, Credco has enhanced the methodology to estimate the service fees applicable on the Card Member receivables and loans portfolio purchased.

Foreign Operations

Refer to Notes 1, 6 and 13 to the Consolidated Financial Statements for information about Credco’s foreign exchange translation and operations in different geographic regions.

Employees

As of December 31, 2014 and 2013, Credco had 8 and 10 employees, respectively.

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

Credco needs liquidity to pay operating expenses and interest on debt and to repay maturing liabilities. Without sufficient liquidity, Credco could be forced to limit its business growth or curtail operations. The principal sources of Credco’s liquidity are payments from Card Members, cash and cash equivalents, debt instruments such as unsecured medium- and long-term notes, assets that could be sold to TRS for securitization, and long-term committed bank borrowing facilities in certain non-U.S. markets, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates, through intercompany loan agreements.

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

Difficult conditions in the economic and business environment may materially and adversely affect Credco’s business and results of operations.

Credco’s results of operations are materially affected by economic and market conditions, both in the United States and elsewhere around the world. Uncertain expectations for a global economic recovery have had, and may continue to have, an adverse effect on Credco, in part because it is very dependent upon consumer and business behavior. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on American Express Cards and the ability and willingness of Card Members to pay amounts owed to American Express. If economic conditions were to worsen, Credco could experience adverse effects on its results of operations and financial condition.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, Credco’s profitability. An economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower demand for credit, lower corporate earnings or lower business investment is likely to materially and adversely affect Credco’s business, results of operations and financial condition. Furthermore, such factors may cause Credco’s earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.

Political or economic instability in certain regions or countries could also affect consumer spending and American Express’ lending activities, among other businesses, or result in restrictions on convertibility of certain currencies. In addition, travel-related spending, from which Credco derives a portion of its revenues, may be adversely affected by world geopolitical and other conditions. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns.

Any reduction in Credco’s credit ratings could increase the cost of its funding from and restrict Credco’s access to the capital markets and have a material adverse effect on Credco’s results of operations and financial condition.

Credco’s long-term debt is currently rated investment grade by the major rating agencies. The rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength, as well as factors not within Credco’s control, including conditions affecting the financial services industry generally and the wider state of the economy. There can be no assurance that Credco will maintain its current credit ratings. Failure to maintain those ratings could, among other things, adversely limit Credco’s access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding.

Credco cannot predict what actions rating agencies may take. As with other companies in the financial services industry, Credco’s ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease revenue Credco receives from its international operations.

During 2014, approximately 44 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and some of the revenue it generates outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in Credco’s net income. Furthermore, Credco may become subject to exchange control regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the U.S. dollar value of the revenues Credco receives from its international operations and have a material adverse effect on Credco’s results of operations.

Credco is an indirect wholly owned subsidiary of American Express. As such, it is affected by the strategic decisions and operating performance of American Express.

Credco is fundamentally affected through its ownership by American Express. Credco is managed by employees of American Express. As an indirect wholly-owned subsidiary of American Express, Credco’s business and operating performance can be affected by a wide range of possible strategic decisions that American Express may make from time to time. Those strategic decisions could affect the level and types of financing Credco provides to support the business of American Express and its other subsidiaries and the level and types of transactional or other support made available to Credco by American Express. In addition, circumstances affecting American Express can significantly affect Credco. For example, Credco’s debt ratings are closely tied to those of American Express, and when rating agencies take actions regarding American Express’ ratings, they may take the same actions with respect to Credco’s ratings. Significant changes in American Express’ strategy or its relationship with Credco or material adverse changes in the performance of American Express or its other subsidiaries could have a material adverse effect on Credco. The outstanding debt and other securities of Credco are not obligations of American Express, TRS or other American Express subsidiaries.

American Express’ business is subject to significant and extensive government regulation and supervision, which could adversely affect Credco’s results of operations and financial condition.

On November 14, 2008, American Express Company and TRS each became bank holding companies under the BHC Act and elected to be treated as financial holding companies under the BHC Act. As a result of becoming a bank holding company, American Express is subject to regulation by the Federal Reserve, including, without limitation, consolidated capital regulation at the holding company level, maintenance of certain capital and management standards in connection with its two U.S. depository institutions and restrictions on its non-banking activities, investments and acquisitions under the Federal Reserve’s regulations.

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not for the protection of American Express’ shareholders or creditors. If American Express fails to satisfy regulatory requirements applicable to bank holding companies that have elected to be treated as financial holding companies, its financial condition and results of operations could be adversely affected, and it may be restricted in its ability to take certain capital actions or engage in certain activities or acquisitions. Additionally, its banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations, and may restrict its ability to engage in certain activities or acquisitions, or may require American Express to maintain more capital.

American Express is also subject to extensive government regulation and supervision in jurisdictions around the world, both as a participant in the financial services industry and otherwise. Among other things, as a result of regulators enforcing existing laws and regulations, American Express could be fined, required to pay restitution, prohibited from engaging in some of its business activities, subjected to limitations or conditions on its business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of its business or with respect to its employees. Regulatory action could cause significant damage to its reputation and brand and any change to its business practices that makes its products and services less attractive to its customers could adversely affect Credco’s results of operations and financial condition.

Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both American Express’ ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the profitability of Credco’s operations outside the United States may be adversely affected.

There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to American Express’ businesses may be imposed, which could impact the profitability of its business activities, limit its ability to pursue business opportunities, require it to change certain of its business practices or alter its relationships with customers, affect retention of its key personnel, or expose it to additional costs (including increased compliance costs). Such changes also may require American Express to invest significant management attention and resources to make any necessary changes and could adversely affect Credco’s results of operations and financial condition.

The risk management policies and procedures of American Express, Credco and the card issuers may not be effective.

American Express’ risk management framework seeks to mitigate risk and appropriately balance risk and return. American Express has established policies and procedures intended to identify, monitor and manage the types of risk to which it is subject, including credit risk, market risk, asset liability risk, liquidity risk, operational risk, compliance risk, model risk and reputational risk. Although American Express, Credco and the card issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, these risk management techniques may not be fully effective. There may be risks that exist, or that develop in the future, that have not been appropriately anticipated, identified or mitigated. In addition, as regulations and markets in which American Express, Credco and the card issuers operate continue to evolve, the risk management framework may not always keep sufficient pace with those changes. If the risk management framework does not effectively identify or mitigate these risks, Credco could suffer unexpected losses or reputational harm that could materially adversely affect Credco.

Management of these risks in some cases depends upon the use of analytical and/or forecasting models. Although American Express has a governance framework for model development and independent model validation, the modeling methodology could be erroneous or the models could be misused. If these decisions are based on incorrect or misused model outputs and reports, Credco may face adverse consequences, such as financial loss, poor business and strategic decision-making, or damage to its reputation.

Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Credco must effectively manage credit risk related to consumer debt, consumer bankruptcies, delinquencies and other credit trends that can affect spending on card products and debt payments by individual and corporate customers.

Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the consumer and small business Card Member receivables and Card Member loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. American Express’ and Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk become less predictive of future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Although delinquencies and charge-offs declined in 2014, American Express believes it is experiencing historical lows in these rates and they will be increasing over time. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect Credco’s profitability and may increase Credco’s cost of funds. In addition, Credco’s ability to recover amounts that it has previously written off may be limited, which could have a negative impact on its revenues.

Although American Express, Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information American Express, Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete. Although American Express regularly reviews credit exposure to specific clients and counterparties and to specific industries, countries and regions that American Express, Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. American Express, Credco and the card issuers may also fail to receive full information with respect to the credit risks of its customers. In addition, American Express’, Credco’s and the card issuer’s ability to manage credit risk may be adversely affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations). Increased credit risk, whether resulting from underestimating the credit losses inherent in Credco’s portfolio of loans and receivables, deteriorating economic conditions, changes in the mix of businesses or otherwise, could require Credco to increase its provision for losses and could have a material adverse effect on its results of operations and financial condition.

Credco must also effectively manage market and asset-liability risks to which it is exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact its financial condition. Credco is primarily exposed to market risk from the impact of interest rate movements on its borrowings and interest-earning assets. If the rate of interest Credco pays on its borrowings increases, this will lead to Credco increasing the discount rate at which it offers to purchase receivables in order to achieve the minimum required 1.25 fixed charge coverage ratio. To the extent this increased price is not acceptable to the seller, the amount of receivables purchased may decline, which would result in a lower net income to Credco.

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

Credco is an indirect wholly owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables purchase agreements between Credco, on the one hand, and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer with recourse of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). While there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.

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

Ongoing legal proceedings regarding American Express Company’s non-discrimination and honor-all-cards provisions in merchant contracts could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to American Express’ reputation and brand.

The U.S. Department of Justice (DOJ) and certain states’ attorneys general have brought an action against American Express alleging that the provisions in American Express’ card acceptance agreements with merchants that prohibit merchants from discriminating against American Express’ card products at the point of sale violate the U.S. antitrust laws. Visa, Inc. (Visa) and MasterCard International Inc. (MasterCard), which were also defendants in the DOJ and states action, entered into a settlement and have been dismissed as parties pursuant to that agreement, which was approved by the Court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. On February 19, 2015, the Court found that the challenged provisions were anticompetitive and will now determine the scope of the remedy when it enters judgment in the case. American Express intends to vigorously pursue an appeal of the decision and judgment. In addition, American Express is a defendant in a number of actions, including proposed class actions filed by merchants that challenge American Express’ non-discrimination and honor-all-cards provisions in its Card acceptance agreements. In December 2013, American Express agreed to settle two of the merchant class actions and the settlement agreement has been preliminarily approved by the Court. There can be no assurance that the Court will grant final approval of the settlement agreement, which can be impacted by objections to the settlement agreement by plaintiffs and other parties, as well as by the appeals process.

An adverse outcome in these proceedings against American Express (including an adverse final judgment following appeal in the DOJ and state action) could materially and adversely impact the profitability of American Express, require it to change its merchant agreements in a way that could expose American Express’ card products to increased steering, selective acceptance or other forms of discrimination at the point of sale that would impair American Express’ Card Members’ experience, could impose substantial monetary damages, and/or damage American Express’ reputation and brand. Even if American Express was not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to American Express’ business practices and materially and adversely impact American Express’ profitability and affect Credco’s business of funding American Express card receivables and revolving loans.

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

Legislative initiatives may be proposed from time to time, such as proposals for fundamental tax reform in the United States or multi-jurisdictional actions to address “base erosion and profit shifting” by multinational companies, which may impact Credco’s effective tax rate and could adversely affect its tax positions and/or its tax liabilities.

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

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by bank regulators relating to certain credit and charge card practices;

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

Credco paid cash dividends of $342 million and $441 million to TRS in 2014 and 2013, respectively. For information about limitations on Credco’s ability to pay dividends, refer to Note 5 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the years ended December 31:

(Millions)	2014	2013	2012	2011	2010
Income Statement Data
Revenues	$929	$1,007	$1,088	$984	$ 980
Provisions for losses, net of recoveries	202	148	143	80	128
Interest expense (including to affiliates)	502	597	749	707	598
Income tax benefit	(35)	(96)	(51)	(48)	(24)
Net income	$353	$446	$339	$397	$348
Balance Sheet Data
Cash and cash equivalents	$74	$86	$275	$480	$ 988
Gross Card Member receivables	14,507	14,534	15,362	12,807	12,373
Reserves for losses, Card Member receivables	94	76	83	71	112
Gross Card Member loans	401	523	462	411	380
Reserves for losses, Card Member loans	3	4	5	5	9
Loans to affiliates and other(a)	15,303	11,340	13,178	11,437	10,987
Total assets	32,840	29,926	33,795	31,141	29,221
Short-term debt (including to affiliates)	5,103	3,783	4,114	4,669	4,426
Long-term debt	24,282	21,700	23,986	21,164	18,983
Shareholder’s equity	2,389	2,687	3,168	3,131	3,563
Cash dividends	$342	$441	$368	$865	$ 260

(a)	Includes loans to American Express joint ventures of $40 million as of December 31, 2014.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In estimating these losses, management uses statistical and analytical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency based loss migration rates, loss emergence periods, and average losses over an appropriate historical period as well as expected future recoveries. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member receivables and loans.

The process of estimating these reserves requires a high degree of judgment. To the extent historical credit experience updated for external environmental trends is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for Card Member losses in any quarter.

As of December 31, 2014, a 10 percent increase in management’s estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans evaluated collectively for impairment at such date would increase reserves for losses with a corresponding change to provision for losses by approximately $10 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provision for losses. It does not represent management’s expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provision for losses.

Fair Value Measurement

Credco holds derivative instruments that are carried at fair value on the Consolidated Balance Sheets. Management makes assumptions and judgments when estimating the fair values of these financial instruments.

In accordance with fair value measurement and disclosure guidance, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date based on the principal or, in the absence of a principal, most advantageous market for the specific asset or liability. The disclosure guidance establishes a three-level hierarchy of inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3). Credco did not have any Level 3 assets measured on a recurring basis during the year ended December 31, 2014. Refer to Note 7 to the Consolidated Financial Statements.

Credco’s primary derivative instruments are interest rate swaps and foreign currency forward agreements. The fair value of Credco’s derivative instruments is estimated by using either a third-party valuation service that uses proprietary pricing models, or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. Credco reaffirms its understanding of the valuation techniques used by a third-party valuation service at least annually.

To mitigate credit risk arising from Credco’s derivative instruments, counterparties are required to be pre-approved and rated as investment grade. In addition, Credco manages certain counterparty credit risks by exchanging cash and non-cash collateral under executed credit support agreements. The non-cash collateral does not reduce the derivative balance included in the Other assets line but effectively reduces risk exposure as it is available in the event of counterparty default. Based on the assessment of credit risk of Credco’s derivative counterparties, Credco does not have derivative positions that warrant credit valuation adjustments.

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

Funding Strategy

American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile. The diversity of funding sources by type of instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of instrument, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into its asset-liability management activities.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2014 and 2013, Credco had $0.8 billion and $0.2 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.2 billion and $0.1 billion for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 and 2013, the maximum commercial paper outstanding was $3.3 billion and $0.7 billion, respectively, and the minimum amount outstanding was nil.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities in the United States and capital markets outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

Credco had the following long-term debt outstanding as of December 31:

(Billions)	2014	2013
Long-term debt outstanding	$24.3	$ 21.7
Average long-term debt(a)	$24.2	$ 22.3

(a)	Average long-term debt outstanding during the twelve months ended December 31, 2014 and 2013, respectively.

Refer to Note 4 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of December 31, 2014 and 2013, Credco had $19.6 billion and $14.2 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. As of December 31, 2014 and 2013, nil and $1.2 billion, respectively, of debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.9 billion (AUD $6 billion). During 2014, no notes were issued under this program. As of December 31, 2014 and 2013, the entire amount of approximately $4.9 billion and $5.3 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. Credco expects to renew the prospectus as management deems appropriate. All notes issued by AECCC under this program are guaranteed by Credco. During 2014, no notes were issued under this program. As of December 31, 2014 and 2013, AECCC had $1 billion and $2.2 billion, respectively, of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

Credco’s 2014 debt issuances were as follows:

(Billions)
American Express Credit Corporation:
Floating Rate Senior Notes (3-month LIBOR plus 55 basis points)	$ 1.0
Floating Rate Senior Notes (3-month LIBOR plus 27 basis points)	0.8
Floating Rate Senior Notes (3-month LIBOR plus 49 basis points)	0.4
Floating Rate Senior Notes (3-month LIBOR plus 30 basis points)	0.3
Fixed Rate Senior Notes (coupon of 2.125 percent)	1.2
Fixed Rate Senior Notes (coupon of 1.125 percent)	1.7
Fixed Rate Senior Notes (coupon of 2.25 percent)	1.5
Fixed Rate Senior Notes (coupon of 1.55 percent)	0.7

Total	$ 7.6

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During 2014 and 2013, Credco paid $342 million and $441 million, respectively, of cash dividends to TRS. The decrease in the amount of dividends is primarily driven by lower levels of net income from periods prior to the fourth quarter of 2014 as compared to net income from comparable periods prior to the fourth quarter of 2013. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of December 31, 2014, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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

American Express, including Credco, incurs and accepts liquidity risk arising in the normal course of its activities. This liquidity risk exposure can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources;

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources available to meet obligations;

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios; and

•	Incorporating into the Internal Capital Adequacy Assessment Process trade-offs between the risk of insufficient liquidity and profitability

As of December 31, 2014, Credco had cash and cash equivalents of approximately $74 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained committed syndicated bank credit facilities as of December 31, 2014 of $6.7 billion through facilities in the U.S. and Australia, of which the amount outstanding (drawn) was $3.7 billion.

Credco’s committed bank credit facilities expire as follows:

(Billions)
2016	$ 2.0
2017	4.7

Total	$ 6.7

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco and American Express was as follows:

	Credco	American Express
2014	1.63	6.22
2013	1.59	4.87
2012	1.38	3.78

The committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

Certain Off-Balance Sheet Arrangements

To mitigate counterparty credit risk related to derivatives, Credco accepted non-cash collateral in the form of security interests in U.S. Treasury securities from its derivatives counterparties with a fair value of $40 million and nil as of December 31, 2014 and 2013, respectively, none of which was sold or repledged.

Results of Operations

Pretax income depends primarily on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectability of Card Member receivables and loans purchased.

Credco’s consolidated net income decreased $93 million or 21 percent to $353 million for the year ended December 31, 2014, as compared to $446 million for the same period in 2013. The year-over-year decrease is primarily due to lower income tax benefit, higher provision for losses, lower discount revenue earned from purchased Card Member receivables and loans and lower interest income from affiliates, partially offset by lower interest expense.

The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts as of December 31:

(Millions)	2014	2013
Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$9	$ 26
Discount rates	(54)	(22)

Total	$(45)	$ 4

Interest income from affiliates:
Average loans to affiliates and other	$91	$ —
Interest rates	(121)	(82)

Total	$(30)	$ (82)

Other interest income
Average deposits outstanding	$—	$ (5)
Interest rates	—	(1)

Total	$—	$ (6)

Finance revenue:
Average Card Member loans outstanding	$(2)	$ 5
Interest rates	(1)	(2)

Total	$(3)	$ 3

Interest expense:
Average debt outstanding	$52	$ (14)
Interest rates	(146)	(127)

Total	$(94)	$ (141)

Interest expense to affiliates:
Average debt outstanding	$—	$ 1
Interest rates	(1)	(12)

Total	$(1)	$ (11)

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue decreased 8 percent or $45 million to $502 million in 2014, as compared to $547 million in 2013. This change was primarily driven by 3 basis points decrease in discount rate charged on Card Member receivables and loans, partially offset by 1 percent or $3 billion increase in net volume of purchased receivables and loans, which were $217 billion and $214 billion for the year ended December 31, 2014 and 2013, respectively.

Interest income from affiliates

Interest income from affiliates decreased 7 percent or $30 million to $382 million in 2014, as compared to $412 million in 2013. This change was primarily driven by a decrease of 86 basis points in the annualized effective interest rate charged to affiliates to 2.69 percent in 2014, as compared to 3.55 percent in 2013, partially offset by an increase in average loan balances with affiliates by 22 percent or $2.6 billion to $14.2 billion in 2014, as compared to $11.6 billion in 2013.

Other interest income

Other interest income remained flat year over year at $2 million.

Finance revenue

Finance revenue decreased 7 percent or $3 million to $43 million in 2014, as compared to $46 million in 2013. This change was primarily driven by a decrease in the average Card Member loan balance outstanding during 2014 to $451 million from $473 million in 2013.

Provisions for losses

Provisions for losses increased 36 percent or $54 million to $202 million in 2014, as compared to $148 million in 2013. This change was primarily driven by a slower reserve rate improvement in 2014 versus 2013, higher corporate card write-offs and the effect of changes in other loss reserve assumptions resulting in a reserve build versus a reserve release in 2013.

Interest expense

Interest expense decreased 16 percent or $94 million to $496 million in 2014 as compared to $590 million in 2013. This change was primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 60 basis points to 2.03 percent in 2014, as compared to 2.63 percent in 2013, partially offset by increase in average debt outstanding by 9 percent or $2 billion to $24 billion in 2014, as compared to $22 billion in 2013.

Interest expense to affiliates

Interest expense to affiliates decreased 14 percent or $1 million to $6 million in 2014, as compared to $7 million in 2013. This change was primarily driven by a decrease in the annualized effective interest rate on average debt to affiliates outstanding by 1 basis points to 15 basis points in 2014, as compared to 16 basis points in 2013, while average debt outstanding to affiliates remained relatively flat year over year.

Other, net

The benefit recorded in Other, net increased $5 million to a benefit of $93 million in 2014, as compared to a benefit of $88 million in 2013. This change was primarily driven by an increase in fair value hedge ineffectiveness gain of $14 million, partially offset by a $5 million decrease in the forward points gain generated by foreign exchange forward contracts. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuations.

Income taxes

The effective tax rates for the years ended December 31, 2014 and 2013 were (11.1) percent and (27.4) percent, respectively. The tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the U.S. as well as the impact of certain prior years’ tax items. The availability of this benefit in future years is largely dependent on the continued extension by Congress of a provision of the United States Internal Revenue Code. Refer to “Cautionary Note Regarding Forward-Looking Statements” for further discussion of this provision.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Enterprise-wide Risk Management Policy (Policy), approved by the Risk Committee of the American Express Board of Directors (the Risk Committee), along with its sub-policies governing individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk and asset/liability risk, as well as policies governing the launch of new products and services, third-party management and resolution planning. The Policy defines American Express’ risk appetite as well as governance over risk taking and the risk oversight processes across American Express. Risk appetite defines the levels and types of risks American Express is willing to assume to achieve its business plans while controlling risk exposures well within its risk capacity. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system of risk limits, escalation triggers and control programs.

The Risk Committee reviews and concurs in the appointment, replacement, performance and compensation of American Express’ Chief Risk Officer. The Risk Committee receives regular updates on key risks as well as on transactions and exposure.

The Risk Committee reviews credit risk profile as well as credit risk performance, trends and risk management capabilities.

The Risk Committee also reviews enterprise-wide operational risk trends, events and capabilities, with an emphasis on compliance, fraud, legal, process or control failure, information security and privacy, as well as trends in market, funding, liquidity and reputational risks.

The Audit and Compliance Committee of the American Express Board of Directors approves compliance policies and risk tolerance, and reinforces the importance of compliance risk management. In addition, the Audit and Compliance Committee reviews the effectiveness of the American Express Corporate-wide Compliance Risk Management Program. More broadly, this committee is responsible for assisting the Board in its oversight responsibilities relating to the integrity of financial statements and financial reporting process; internal and external auditing, including the qualifications and independence of the independent registered public accounting firm and the performance of internal audit services function; and the integrity of systems of internal accounting and financial controls.

The Audit and Compliance Committee provides oversight of the American Express Internal Audit Group. The Audit and Compliance Committee reviews and concurs in the appointment, replacement, performance and compensation of the American Express’ General Auditor and approves Internal Audit’s annual Audit Plan, charter, policies and budget. The Audit and Compliance Committee also receives regular updates on the Audit Plan’s status and results including significant reports issued by Internal Audit and the status of management’s corrective actions.

There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer, which oversee risks. The ERMC is responsible for risk governance and oversight. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies across American Express, including Credco, with approval by the appropriate board committee. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, and provides guidance on the steps to monitor, control and report major risks.

As defined in the ERM policy, American Express follows the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, the Chief Credit Officer, Chief Operational Risk Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense.

The second line comprises independent functions overseeing risk taking activities of the first line. The Global Risk Oversight Officer and Market Risk Oversight Officer, the Chief Compliance & Ethics Officer, the Corporate Comptroller and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight teams oversee the policies, strategies, frameworks, processes and capabilities deployed by the first line teams and act as a check to the first line of defense in managing risks.

American Express Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.

The Asset-Liability Committee (ALCO), chaired by the American Express’ Chief Financial Officer, is responsible for managing market, liquidity, asset/liability risk and capital.

Credit Risk Management Process

Credit risk is defined as the risk of loss due to obligor or counterparty default or changes in the credit quality of a security. American Express manages the overall credit risk exposure associated with the Card Member receivables and loans purchased by Credco. Credco is exposed to credit risk through the Card Member receivables and Card Member loans it purchases generally without recourse, as well as through its participation interests in Card Member receivables. Since Credco’s portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations, and social segments, its risk is reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in Card Member receivables and Card Member loans.

Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated as investment grade. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Operational Risk Management Process

Operational risk is the risk of not achieving business objectives due to inadequate or failed processes, people, or information systems, or the external environment, including failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.

The general principles and the overall framework for managing operational risk across American Express are defined in the Operational Risk Management Policy approved by the Risk Committee. The Operational Risk Management Committee (ORMC) provides governance for the operational risk framework.

To appropriately measure and manage operational risk, American Express has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the Risk Committee. The ORMC coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Lead Operational Risk Officers in the business units and staff groups, including Credco. To preserve independence, the Lead Operational Risk Officers for all business units, including Credco, report to American Express’ Chief Operational Risk Officer, who in turn reports to American Express’ Chief Risk Officer.

American Express uses the operational risk framework to identify, measure, monitor and report inherent and emerging operational risks. This framework, supervised by the ORMC, consists of (a) operational risk event capture, (b) a project office to coordinate issue management and control enhancements, (c) key risks indicators such as customer complaints or pre-implementation test metrics, and (d) process and entity-level risk assessments.

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

Compliance Risk Management Process

American Express defines compliance risk as the risk of legal or reputational harm, fines, monetary penalties and payment of damages or other forms of sanction as a result of non-compliance with applicable laws, regulations, rules or standards of conduct.

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

General principles and the overall framework for managing market risk across American Express and its subsidiaries, including Credco, are defined in the Market Risk and Asset Liability Management (ALM) Policies, which are the responsibility of the Risk Committee of the Board of Directors and the ERMC. Market risk limits and escalation triggers within those policies are approved by the ALCO and by the ERMC. Market risk is centrally monitored for compliance with policy and limits by the Market Risk Committee, which reports into the ALCO and is chaired by the Chief Market Risk Officer of American Express. Market risk management is also guided by policies covering the use of derivative financial instruments, funding and liquidity and investments. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies for market risk, liquidity risk and ALM activities.

Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 6 to Credco’s Consolidated Financial Statements.

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

Credco regularly reviews its interest rate exposure profile and may modify it. Interest rate derivatives, primarily interest rate swaps, with notional amounts of approximately $15 billion and $12 billion were outstanding as of December 31, 2014 and 2013, respectively. These derivatives generally qualify for hedge accounting. A portion of the interest rate derivatives outstanding as of December 31, 2014 extends to 2019.

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

Foreign exchange risk is primarily generated from the following:

1)	Funding foreign currency Card Member receivables and loans in U.S. dollars; and

2)	Foreign currency (equity and earnings) in subsidiaries outside the United States.

Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis and by hedging a significant proportion of its foreign currency earnings, as long as this is economically justified. The equity hedging activity is executed through various means, including the use of derivative financial instruments such as foreign exchange forwards and cross-currency swap contracts.

As of December 31, 2014 and 2013, foreign currency hedge instruments with total notional amounts of approximately $15 billion and $12 billion, were outstanding, respectively. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity generally do.

With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2014.

Funding and Liquidity Risk Management Process

Liquidity risk is defined as the inability of Credco to meet its ongoing financial and business obligations as they become due at a reasonable cost. General principles and the overall framework for managing liquidity risk across American Express are defined in the Liquidity Risk Policy approved by the Risk Committee and the ALCO. Liquidity risk limits are approved by the Risk Committee and the ERMC. Liquidity risk is centrally managed by the Funding and Liquidity Committee, which reports into the ALCO. In addition, the Market Risk Oversight Officer provides independent oversight of liquidity risk. American Express has developed a contingency funding plan that enables it to meet its daily cash obligations when access to both unsecured and secured funds in the debt capital markets is impaired or unavailable. The plan is designed to ensure that American Express and all of its subsidiaries, including Credco, maintain various liquidity sources in amounts sufficient to satisfy a variety of stress scenarios, including those required by regulation.

Liquidity is managed both at an aggregate American Express level and at legal entities, including Credco, in order to ensure that sufficient funding and liquidity resources are available in the amount and in the location needed. The Funding and Liquidity Committee reviews the forecasts of American Express aggregate cash positions and financing requirements, approves the funding plans designed to satisfy those requirements under normal conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken.

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

Credco’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:

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

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2014. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2014, Credco’s internal control over financial reporting is effective.

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

During the year ended December 31, 2014, American Express Global Business Travel booked one ticket on Iran Air, three tickets on Mahan Air and one hotel reservation at Homa Hotel Tehran. In addition, certain third-party service providers obtained 51 visas from Iranian embassies and consulates around the world during the year ended December 31, 2014 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed American Express that it intends to continue to engage in this activity on a limited basis so long as such activity is permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the year ended December 31, 2014 it obtained 47 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of its clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

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

The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2014.

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

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $850,914 and $833,751 for the years ended December 31, 2014 and 2013, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2014 or 2013.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2014 or 2013.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2014 or 2013.

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

Other Transactions with PricewaterhouseCoopers LLP

American Express has a number of business relationships with individual member firms of the worldwide PricewaterhouseCoopers organization. American Express subsidiaries provide card and travel services to some of these firms, and these firms pay fees to American Express subsidiaries. These services are in the normal course of business, and American Express provides them pursuant to arrangements that American Express offers to other similar clients.

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

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: March 10, 2015	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2015	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: March 10, 2015	By	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President and Chief Accounting Officer

Date: March 10, 2015	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date: March 10, 2015	By	/s/ Peter C. Sisti
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

American Express Credit Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company has entered into significant related party transactions with its affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2015

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2014	2013	2012

Revenues

Discount revenue earned from purchased Card Member receivables and loans	$502	$547	$ 543
Interest income from affiliates	382	412	494
Other interest income	2	2	8
Finance revenue	43	46	43

Total revenues	929	1,007	1,088

Expenses

Provisions for losses	202	148	143
Interest expense	496	590	731
Interest expense to affiliates	6	7	18
Other, net	(93)	(88)	(92)

Total expenses	611	657	800

Pretax income	318	350	288
Income tax benefit	(35)	(96)	(51)

Net income	$353	$446	$ 339

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2014	2013	2012
Net income	$353	$446	$ 339
Other comprehensive (loss) income:
Net unrealized derivatives gains, net of tax	—	—	1
Foreign currency translation adjustments, net of tax	(309)	(486)	66

Other comprehensive (loss) income	(309)	(486)	67

Comprehensive income (loss)	$44	$(40)	$ 406

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2014	2013

Assets

Cash and cash equivalents	$74	$ 86
Card Member receivables, less reserves: 2014, $94; 2013, $76	14,413	14,458
Card Member loans, less reserves: 2014, $3; 2013, $4	398	519
Loans to affiliates and other	15,303	11,340
Other assets	446	143
Due from affiliates	2,206	3,380

Total assets	$32,840	$ 29,926

Liabilities and Shareholder’s Equity

Liabilities
Short-term debt	$769	$ 200
Short-term debt to affiliates	4,334	3,583
Long-term debt	24,282	21,700

Total debt	29,385	25,483
Due to affiliates	888	1,323
Accrued interest and other liabilities	178	433

Total liabilities	$30,451	$ 27,239

Shareholder’s Equity

Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,015	3,004
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2014, $92; 2013, $(34)	(787)	(478)

Total accumulated other comprehensive loss	(787)	(478)

Total shareholder’s equity	2,389	2,687

Total liabilities and shareholder’s equity	$32,840	$ 29,926

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2014	2013	2012

Cash Flows from Operating Activities
Net income	$353	$446	$ 339
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	202	148	143
Amortization and other	24	20	24
Deferred taxes	(17)	9	16
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from affiliates, net	44	(199)	61
Other operating assets and liabilities	(455)	(675)	(196)

Net cash provided by (used in) operating activities	151	(251)	387

Cash Flows from Investing Activities
Net (increase) decrease in Card Member receivables and loans	(251)	936	(2,685)
Net (increase) decrease in loans to affiliates and other	(4,746)	1,210	(1,413)
Net decrease in due from affiliates	662	6	1,775

Net cash (used in) provided by investing activities	(4,335)	2,152	(2,323)

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	569	179	(620)
Net increase (decrease) in short-term debt to affiliates	798	(524)	53
Issuance of long-term debt	7,509	3,549	4,244
Principal payments on long-term debt	(4,355)	(4,845)	(1,596)
Dividends paid	(342)	(441)	(368)

Net cash provided by (used in) financing activities	4,179	(2,082)	1,713

Effect of exchange rate changes on cash and cash equivalents	(7)	(8)	18

Net decrease in cash and cash equivalents	(12)	(189)	(205)
Cash and cash equivalents at beginning of year	86	275	480

Cash and cash equivalents at end of year	$74	$86	$ 275

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, 2014 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
Balances as of December 31, 2011	$3,131	$—	$162	$(59)	$ 3,028
Net income	339				339
Other comprehensive income	67			67
Other changes	(1)		(1)
Cash dividends paid	(368)				(368)

Balances as of December 31, 2012	3,168	—	161	8	2,999
Net income	446				446
Other comprehensive loss	(486)			(486)
Cash dividends paid	(441)				(441)

Balances as of December 31, 2013	2,687	—	161	(478)	3,004
Net income	353				353
Other comprehensive loss	(309)			(309)
Cash dividends paid	(342)				(342)

Balances as of December 31, 2014	$2,389	$—	$161	$(787)	$ 3,015

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

American Express provides Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. The revenue earned by Credco from purchasing Card Member receivables and loans at a discount is reported as discount revenue on the Consolidated Statements of Income.

Principles of Consolidation

The Consolidated Financial Statements of Credco are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.

Credco consolidates entities in which it holds a “controlling financial interest.” For voting interest entities, Credco is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), it is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that entity’s economic performance, and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in Credco’s Consolidated Statements of Income, in interest expense or other expenses, depending on the nature of the activity. Net foreign currency transaction gains amounted to approximately $87 million, $91 million and $120 million in 2014, 2013 and 2012, respectively.

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

Other interest income

Other interest income includes interest income from deposits and interest income on loans provided to American Express joint ventures. Interest income from deposits with banks is recognized as earned, and primarily relates to the placement of cash in interest-bearing time deposits and other interest-bearing bank accounts. Interest income on loans provided to American Express joint ventures is recognized based on the outstanding loan principal amount and interest rates specified in the agreements until the outstanding loan balance is paid.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Accounting Standards Update (ASU) No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and will be effective January 1, 2017. Credco is currently evaluating the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

Classification of Various Items

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on Credco’s financial position, results of operations or cash flows.

Note 2 – Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

Card Member Receivables

Card Member receivables represent amounts due on American Express charge card products. For American Express, the Card Member receivables are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for American Express.

Charge Card Members generally must pay the full amount billed each month.

Credco records these Card Member receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The net volume of Card Member receivables purchased during the years ended December 31, 2014, 2013 and 2012 was approximately $213 billion, $210 billion and $200 billion, respectively. Card Member receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 3). Card Member receivables also include participation interests purchased from an affiliate. Participation interests in Card Member receivables represent undivided interests in the cash flows of the non-interest-earning Card Member receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII), a wholly owned subsidiary of TRS that receives undivided, pro rata interests in Card Member receivables transferred to the American Express Issuance Trust (the Charge Trust), by TRS. The Charge Trust is a special purpose entity that is consolidated by TRS. As of December 31, 2014 and 2013, CRC owned approximately $2.8 billion and $2.5 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Card Member receivables as of December 31, 2014 and 2013 consisted of:

(Millions)	2014		2013
U.S. Card Services	$2,755		$ 2,490
International Card Services(a)	1,316		(b)
Global Commercial Services	10,436		(b)
International Card Services and Global Commercial Services(a)	(b	)	12,044

Card Member receivables(c)	14,507		14,534
Less: Reserve for losses	94		76

Card Member receivables, net(d)(e)	$14,413		$ 14,458

(a)	International is comprised of consumer and small business services.

(b)

Beginning in the first quarter of 2014, a split between International Card Services (ICS) and Global Commercial Services (GCS) for Card Member receivables has been provided to supplement the presentation of Card Member receivables aging for ICS.

(c)	Net of deferred discount revenue totaling $16 million and $21 million as of December 31, 2014 and 2013, respectively.

(d)	In the third quarter of 2014, Credco terminated its agreements to purchase Card Member receivables from the American Express joint ventures.

(e)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Card Member Loans

Card Member loans represent revolving amounts due on American Express. For American Express lending card products, these Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant, as well as amounts due from charge Card Members who utilize the lending-on-charge feature on their account and elect to revolve a portion of the outstanding balance by entering into a revolving payment arrangement with American Express. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that Card Members choose to revolve are subject to finance charges.

Credco records these Card Member loans at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The net volume of Card Member loans purchased during the years ended December 31, 2014, 2013 and 2012 was $4 billion, $4 billion and $3 billion, respectively. Card Member loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 3), and include principal, accrued interest and fees receivable. Credco’s policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that Credco believes will not be collected.

Card Member loans as of December 31, 2014 and 2013 consisted of:

(Millions)	2014	2013
International Card Services	$401	$ 523
Less: Reserve for losses	3	4

Card Member loans, net(a)(b)	$398	$ 519

(a)	Card Member loans modified in a TDR program were immaterial.

(b)	In the third quarter of 2014, Credco terminated its agreements to purchase Card Member loans from the American Express joint ventures.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of December 31, 2014 and 2013:

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Card Services	$2,729		$12		$5		$9	$2,755
International Card Services(a)	1,296		8		4		8	1,316
Global Commercial Services	(b	)	(b	)	(b	)	89	10,436

Card Member Loans:
International Card Services	$399		$1		$—		$1	$401

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Card Services	$2,464		$12		$5		$9	$2,490
International Card Services and Global Commercial Services(a)	(b	)	(b	)	(b	)	115	12,044

Card Member Loans:
International Card Services	$514		$4		$2		$3	$523

(a)

Beginning in the first quarter of 2014, as a result of system enhancements, delinquency data for ICS is now available and presented on a prospective basis for the indicated aging categories. Comparable data for prior periods is not available. For risk management purposes, Credco has historically utilized 90 days past billing for ICS as described below in (b).

(b)

Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances. For Card Member receivables in GCS as of December 31, 2014 and ICS and GCS as of December 31, 2013, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if Credco initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2014		2013

	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Card Member Receivables:
U.S. Card Services	1.03%	0.94%	1.01%	1.04%
International Card Services	1.88	1.52	(b)	(b)
Card Member Loans:
International Card Services	0.89%	0.50%	0.85%	1.72%

	2014		2013
	Net Loss Ratio as a % of Charge Volume(c)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(c)	90 Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services	0.07	0.85	(b)	(b)
International Card Services and Global Commercial Services	(b)	(b)	0.06%	0.95%

(a)

Credco’s net write-off rate represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a % of the average Card Member receivables or Card Member loans balances in each of the periods indicated.

(b)

Historically, net loss ratio as a % of charge volume and 90 days past billings as a % of receivables were presented for ICS and GCS. Beginning in the first quarter of 2014, as a result of system enhancements, 30 days past due as a % of total and net write-off rate for ICS have been presented.

(c)

Credco’s net loss ratio represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a % of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

Refer to Note 3 for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.

Note 3 – Reserves for Losses

Reserves for losses relating to Card Member receivables and loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of loans and receivables, as of the Balance Sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for losses on Card Member loans and receivables. External factors include employment, spend, sentiment, housing and credit, and changes in the legal and regulatory environment while internal factors include increased risk in certain portfolios, impact of risk management initiatives, changes in underwriting requirements and overall process stability. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of Card Member receivables or loans and net write-off coverage ratios.

Card Member receivables and Card Member loans balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member receivables and loans in bankruptcy or owed by deceased individuals are generally written off upon notification, and recoveries are recognized as they are collected.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2014	2013	2012
Balance, January 1	$76	$83	$71
Provisions(a)	194	145	140
Other credits(b)	15	41	54
Net write-offs(c)	(166)	(148)	(147)
Other debits(d)	(25)	(45)	(35)

Balance, December 31	$94	$76	$83

(a)	Provisions resulting from authorized transactions.

(b)

Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $3.4 billion, $7.7 billion and $7.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

(c)	Net write-offs include recoveries of $98 million, $110 million and $107 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(d)

Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables sold to the American Express joint ventures following the termination of the agreements to purchase Card Member receivables in the third quarter of 2014. Sales of these participation interests and Card Member receivables totaled $3.2 billion, $9.1 billion and $5.8 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2014	2013	2012
Balance, January 1	$4	$5	$5
Provisions(a)	8	3	3
Net write-offs(b)	(4)	(4)	(3)
Other debits(c)	(5)	—	—

Balance, December 31	$3	$4	$5

(a)	Provisions resulting from authorized transactions.

(b)	Net write-offs include recoveries of $4 million, $5 million and $6 million for years ended December 31, 2014, 2013 and 2012, respectively.

(c)

Primarily reserve balances applicable to sales of Card Member loans to the American Express joint ventures following the termination of the agreements to purchase Card Member loans in the third quarter of 2014. Card Member loans sold totaled $183 million and nil for the year ended December 31, 2014 and 2013, respectively.

Note 4 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original maturities of less than one year, as of December 31 were as follows:

	2014		2013
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt(a)	Outstanding Balance	Year-End Stated Rate on Debt(a)
Commercial paper	$769	0.29%	$200	0.19%
Total	$769	0.29%	$200	0.19%

(a)	For floating rate debt issuances, the stated interest rates are weighted based on outstanding balances and floating rates in effect as of December 31, 2014 and 2013, respectively.

Credco paid interest on short-term debt obligations of $0.3 million for the year ended December 31, 2014 and $1 million for each of the years ended December 31, 2013 and 2012.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of December 31 was as follows:

		2014			2013
(Millions, except percentages)	Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rate with Swaps(b)(c)
Fixed Rate Senior Notes	2015-2019	$16,260	2.26%	1.22%	$14,875	3.13%	2.03%
Floating Rate Senior Notes	2015-2019	4,400	0.82	—	2,855	1.14	—
Borrowings under Bank Credit Facilities	2016-2017	3,672	4.25	—%	4,012	4.18	—%
Unamortized Underwriting Fees		(50)			(42)

Total Long-Term Debt		$24,282	2.30%		$21,700	3.06%

(a)

The outstanding balances include (i) unamortized discount and premium, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Under fair value hedge accounting, the outstanding balances on these fixed-rate notes are adjusted to reflect the impact of changes in fair value due to changes in interest rates. Refer to Note 6 for more details on Credco’s treatment of fair value hedges.

(b)	For floating-rate debt issuances, the stated and effective interest rates are weighted based on outstanding balances and floating rates in effect as of December 31, 2014 and 2013, respectively.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2014 were as follows:

(Millions)
2015	$5,227
2016	7,057
2017	6,532
2018	1,295
2019	4,150

Total	24,261
Unamortized Underwriting Fees	(50)
Unamortized Discount and Premium	(8)
Impacts due to Fair Value Hedge Accounting	79

Total Long-Term Debt	$24,282

As of December 31, 2014 and 2013, Credco maintained total bank lines of credit of $6.7 billion and $7.0 billion, respectively. Of the total credit lines, $3.0 billion was undrawn as of both December 31, 2014 and 2013. Undrawn amounts support commercial paper borrowings and contingent funding needs. Credco paid $40.6 million and $37.7 million in fees to maintain these lines for the years ended December 31, 2014 and 2013, respectively. The availability of these credit lines is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2014, Credco’s ratio of earnings to fixed charges was 1.63.

These committed facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit ratings.

Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.5 billion, $0.5 billion and $0.7 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Restrictions as to Dividends and Limitations on Indebtedness

The debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco could pay to its parent. There are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum fixed charge coverage ratio of 1.25.

Note 6 – Derivatives and Hedging Activities

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

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to an uncollateralized derivative exposure. Credco manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade. Counterparty risk exposures are centrally monitored by American Express. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of Credco’s derivative assets and liabilities as of December 31, 2014 and 2013 is subject to such master netting agreements with its derivative counterparties. There are no instances in which management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on Credco’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of December 31, 2014 and 2013, Credco does not have derivative positions that warrant credit valuation adjustments.

Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 7 for a description of Credco’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value

(Millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$90	$181	$4	$2
Foreign exchange contracts
Net investment hedges	186	17	—	6

Total derivatives designated as hedging instruments	276	198	4	8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	73	16	49	42

Total derivatives, gross	349	214	53	50

Less: Cash collateral netting(a)	(63)	(167)	—	—

Derivative asset and derivative liability netting(b)	(50)	(9)	(50)	(9)

Total derivatives, net(c)	$236	$38	$3	$41

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco received non-cash collateral from a counterparty in the form of security interest in U.S. Treasury securities with a fair value of $40 million and nil as of December 31, 2014 and 2013, respectively, none of which was sold or repledged. Such non-cash collateral economically further reduces Credco’s risk exposure to $196 million and $38 million as of December 31, 2014 and 2013, respectively, but does not reduce the net exposure on Credco’s Consolidated Balance Sheets. Additionally, Credco posted $91 million and $26 million as of December 31, 2014 and 2013, respectively, as initial margin on its centrally cleared interest rate swaps, such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(b)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

(c)

Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Other assets and Accrued interest and other liabilities on Credco’s Consolidated Balance Sheets.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of December 31, 2014 and 2013, Credco hedged $14.7 billion and $12.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s hedges of its fixed-rate long-term debt for the years ended December 31:

(Millions)	Gains (losses) recognized in income
	Derivative contract				Hedged item				Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount			Income Statement Line Item	Amount
		2014	2013	2012		2014	2013	2012	2014	2013	2012
Interest rate contracts	Other expenses	$(93)	$(224)	$(86)	Other expenses	$101	$218	$54	$8	$(6)	$ (32)

Credco also recognized a net reduction in interest expense on long-term debt of $187 million, $235 million and $288 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

As of December 31, 2014 and 2013, Credco did not have any designated cash flow hedges.

During the years ended December 31, 2014, 2013 and 2012, Credco reclassified nil, nil and $(1) million, respectively, from AOCI into earnings as a component of interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. No ineffectiveness associated with cash flow hedges was reclassified from AOCI into income for the year ended December 31, 2014, 2013 and 2012.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $162 million, $15 million and $(69) million for the years ended December 31, 2014, 2013 and 2012, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income for the years ended December 31, 2014, 2013 and 2012.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the years ended December 31:

	Pretax gains (losses)
		Amount
Description (Millions)	Income Statement Line Item	2014	2013	2012
Foreign exchange contracts	Other expenses	$133	$78	$(5)
Total		$133	$78	$(5)

Note 7 – Fair Values

Fair value is defined as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on Credco’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

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

•

Level 3 — Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the year ended December 31, 2014, there were no significant transfers between levels.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:

(Millions)	2014	2013
Assets:
Derivatives(a)	$349	$ 214

Total assets	349	214

Liabilities:
Derivatives(a)	53	50

Total liabilities	$53	$ 50

(a)	Refer to Note 6 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2014 and 2013:

	Carrying	Corresponding Fair Value Amount
2014 (Billions)	Value	Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$16.8	$16.8	$16.8	$—
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—	0.4
Loans to affiliates and other	15.3	15.2	12.3	2.9
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.0	6.0	6.0	—
Financial liabilities carried at other than fair value
Long-term debt	$24.3	$24.5	$24.5	$—

	Carrying	Corresponding Fair Value Amount
2013 (Billions)	Value	Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.0	$18.0	$18.0	$—
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5	—	0.5
Loans to affiliates and other	11.3	11.4	8.2	3.2
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	5.4	5.4	5.4	—
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$22.0	$22.0	$—

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2014 and 2013, respectively, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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

Loans to affiliates and other

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

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2014 and 2013.

Note 8 – Variable Interest Entity

Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates. AECCC has issued notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. These medium-term note issuances are the primary source of financing loans to the Canadian affiliate. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of December 31, 2014 and 2013 were $2.1 billion and $2.3 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of December 31, 2014 and 2013 were $2.0 billion and $2.2 billion, respectively. As of December 31, 2014 and 2013, $969 million and nil, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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

In 2014, 2013 and 2012, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $221 billion, $223 billion and $210 billion, respectively. In 2014, 2013 and 2012, Credco sold Card Member receivables and participating interests to affiliates totaling $2.8 billion, $9.1 billion and $5.8 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $502 million, $547 million and $543 million for the years ended December 31, 2014, 2013 and 2012, respectively. The receivables agreements require TRS and its subsidiaries to perform accounting, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As of December 31, 2014 and 2013, CRC owned approximately $2.8 billion and $2.5 billion, respectively, of participation interests purchased from RFC VIII.

Other transactions with American Express and its subsidiaries as of or for the years ended December 31, were as follows:

(Millions, except percentages)	2014	2013	2012
Loans to affiliates and other	$15,303	$11,340	$ 13,178
Average interest rate on loans to affiliates and other	2.69%	3.55%	4.25%
Due from affiliates	$2,206	$3,380	$ 4,176
Short-term debt to affiliates	4,334	3,583	4,096
Average interest rate on short-term debt to affiliates	0.15%	0.16%	0.41%
Maximum month-end level of borrowings during the year	$5,029	$6,673	$ 5,995
Due to affiliates	888	1,323	2,022
Maximum month-end level of loans to affiliates during the year	18,695	13,507	13,178
Interest income from affiliates	382	412	494
Interest expense to affiliates	6	7	18
Other, net expense from affiliates	$(3)	$(9)	$ (10)

Credco’s loans to affiliates represent floating rate interest-bearing intercompany borrowings by other wholly owned subsidiaries of TRS. Revenue earned from loans to affiliates is recorded as interest income from affiliates in the Consolidated Statements of Income. As of December 31, 2014 and 2013, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates and other as of December 31 were as follows:

(Millions)	2014	2013
American Express Company	$5,937	$ 819
American Express Services Europe Limited	3,075	3,185
American Express Australia Limited	2,693	3,119
Amex Bank of Canada	2,581	3,161
American Express Co. (Mexico) S.A. de C.V.	495	535
American Express Bank (Mexico) S.A.	382	415
American Express International, Inc.	100	106
Amex (Saudi Arabia) Limited	28	—
Alpha Card S.C.R.L./C.V.B.A.	12	—

Total (a)	$15,303	$ 11,340

(a)

As of December 31, 2014, approximately $5.2 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $10.1 billion were uncollateralized loans primarily to affiliated banks, American Express Company and American Express joint ventures. As of December 31, 2013, approximately $5.8 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $5.5 billion were uncollateralized loans primarily to affiliated banks and American Express Company.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2014	2013
AE Exposure Management Ltd.	$2,851	$2,541
American Express Europe LLC	831	261
American Express Swiss Holdings	403	419
American Express Holdings (Netherlands) C.V.	188	188
National Express Company, Inc.	—	123
Other	61	51

Total	$4,334	$3,583

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $212 million4, $138 million and $139 million for the years ended December 31, 2014, 2013 and 2012, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

[4]	Beginning the third quarter of 2014, Credco has enhanced the methodology to estimate the service fees applicable on the Card Member receivables and loans portfolio purchased.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Changes in Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three years ended December 31 were as follows:

(Millions), net of tax(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2011	$(1)	$(58)	$ (59)

Increase due to amounts reclassified into earnings	1	—	1
Net translation gain of investments in foreign operations	—	135	135
Net losses related to hedges of investment in foreign operations	—	(69)	(69)

Net change in accumulated other comprehensive income	1	66	67

Balances as of December 31, 2012	—	8	8

Net translation loss of investments in foreign operations	—	(501)	(501)
Net gains related to hedges of investment in foreign operations	—	15	15

Net change in accumulated other comprehensive loss	—	(486)	(486)

Balances as of December 31, 2013	—	(478)	(478)

Net translation loss of investments in foreign operations	—	(471)	(471)
Net gains related to hedges of investment in foreign operations	—	162	162

Net change in accumulated other comprehensive loss	—	(309)	(309)

Balances as of December 31, 2014	$—	$(787)	$ (787)

(a)	The following table shows the tax impact for the three years ended December 31 for the changes in each component of accumulated other comprehensive (loss) income:

(Millions)	2014	2013	2012
Foreign currency translation adjustments	$30	$—	$ —
Net investment hedges	96	9	(41)

Total tax impact	$126	$9	$ (41)

No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the year ended December 31, 2014.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

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

The components of income tax expense for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2014	2013	2012
Current income tax (benefit) expense:
U.S. federal	$(22)	$(122)	$ (84)
U.S. state and local	(23)	(5)	(10)
Non-U.S.	22	21	29

Total current income tax benefit	(23)	(106)	(65)

Deferred income tax (benefit) expense:
U.S. federal	—	—	16
Non-U.S.	(12)	10	(2)

Total deferred income tax (benefit) expense	(12)	10	14

Total income tax benefit	$(35)	$(96)	$ (51)

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31, were as follows:

	2014	2013	2012
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
State and local income taxes	(0.3)	(0.6)	(2.6)
Non-U.S. subsidiaries earnings(a)	(38.4)	(39.2)	(51.5)
Tax Settlements(b)	(4.4)	(22.9)	—
All other	(3.0)	0.3	1.4

Actual tax rate	(11.1)%	(27.4)%	(17.7)%

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

Credco generated pre-tax net operating losses in jurisdictions outside the U.S. that totaled approximately $43 million and $4 million for December 31, 2014 and 2013, respectively. Such loss carry forwards expire in accordance with provisions of applicable tax laws, and have remaining lives ranging between 8 and 10 years. No valuation allowance is required since it is more likely than not that the benefit of these losses will be realized in future periods.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2014	2013
Deferred tax assets:
Reserves not yet deducted for tax purposes	$27	$ 16
State income taxes	12	19
Net operating losses	13	1

Gross deferred tax assets	52	36

Deferred tax liabilities:
Investment in foreign subsidiaries	4	4
Other	—	1

Gross deferred tax liabilities	4	5

Net deferred tax assets	$48	$ 31

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $4.8 billion as of December 31, 2014, are intended to be permanently reinvested outside the U.S. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, federal taxes, which would have aggregated approximately $1.7 billion, have not been provided on those earnings.

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

The following table presents changes in unrecognized tax benefits:

(Millions)	2014	2013	2012
Balance, January 1	$481	$757	$ 737
Increases:
Current year tax positions	2	19	30
Tax positions related to prior years	1	1	—
Decreases:
Tax positions related to prior years	(113)	(290)	(3)
Settlements with tax authorities	(7)	—	(2)
Lapse of statute of limitations	—	(6)	(5)

Balance, December 31	$364	$481	$ 757

Included in the unrecognized tax benefits of $364 million, $481 million and $757 million for December 31, 2014, 2013 and 2012, respectively, are approximately $16 million, $23 million and $102 million, respectively, that if recognized, would favorably affect the effective tax rate in a future period.

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $349 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $349 million of unrecognized tax benefits, approximately $348 million relates to amounts that if recognized would be recorded to shareholder’s equity and would not impact the effective tax rate. The remaining $1 million is not expected to have a material impact on the effective tax rate and net income. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2014, 2013 and 2012, Credco recognized tax benefits of approximately $10 million, $7 million and $3 million, respectively, related to interest and penalties. Credco has approximately $21 million and $31 million accrued for the payment of interest and penalties as of December 31, 2014 and 2013, respectively.

Current taxes due to/from affiliates included current federal and state taxes payable to American Express of $118 million as of December 31, 2014, and current federal and state taxes receivable from American Express of $58 million as of December 31, 2013.

Net income taxes refunded to Credco during 2014 were $46 million and income taxes paid by Credco during 2013 were $104 million.

Note 12 – Significant Credit Concentrations

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Credco’s total credit exposure. Credco’s primary credit exposure, Card Member receivables and loans and loans to affiliates and other, is diversified among TRS affiliated companies with Card Members that operate in diverse industries, economic sectors and geographic regions.

The following table details Credco’s maximum credit exposure by category, including the credit exposure associated with derivative financial instruments, as of December 31:

(Billions)	2014	2013
On-balance sheet:
Individuals(a)	$4	$7
Financial institutions(b)	1	1
Loans to affiliates and other	15	11
Due from affiliates	2	3
All other(c)	11	8

Total on-balance sheet(d)	$33	$30

(a)	Individuals primarily include Card Member receivables and loans.

(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.

(c)	All other primarily includes Card Member receivables from other corporate institutions.

(d)	Certain distinctions between categories require management judgment.

As of December 31, 2014 and 2013, Credco’s most significant concentration of credit risk was with individuals, including Card Member receivables and loans. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details Credco’s Card Member receivables and loans exposure in the U.S. and outside the U.S. as of December 31:

(Billions)	2014	2013
U.S.	$12	$ 11
Non-U.S.	3	4

Total(a)(b)	$15	$ 15

(a)	Represents Card Member loans to individuals as well as receivables from individuals and corporate institutions as discussed in footnotes (a) and (c) from the previous table.

(b)

The remainder of Credco’s on-balance sheet exposure includes cash and cash equivalents, loans to affiliates and other, due from affiliates and other assets including the credit exposure associated with derivative financial instruments. The majority of these balances are outside the U.S.

Note 13 – Geographic Regions

Credco is principally engaged in the business of financing the Card Member receivables and loans of its affiliates. Management makes operating decisions and assesses performance based on an ongoing review of these financing activities, which constitute Credco’s only operating segment for financial reporting purposes.

The following table presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2014(a)	2013(a)	2012(a)
Revenues
United States	$524	$538	$516
Outside the United States	405	469	572

Consolidated	$929	$1,007	$1,088

Pretax income
United States	$165	$191	$121
Outside the United States	153	159	167

Consolidated	$318	$350	$288

(a)

The data in the table above is, in part, based upon internal allocations, which necessarily involve management’s judgment. The allocation methodology was updated in 2013, with corresponding changes to comparative numbers.

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31 are summarized as follows:

(Millions)	2014				2013

Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$210	$232	$246	$241	$222	$246	$260	$279
Pretax income	69	86	88	75	67	92	92	99
Net income	$89	$87	$99	$78	$78	$91	$166	$111

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(m)	Terms and conditions of debt instruments to be issued outside the United States	Incorporated by reference to Exhibit 4(l) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1997.

4(n)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(p)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(q)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(s)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(t)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(v)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(w)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 23, 2009.

4(x)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(y)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(z)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(aa)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(bb)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(cc)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(dd)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(ee)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(ff)	The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Syndicated Facility Subscription Agreement dated as of August 3, 2011	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended June 30, 2011.

10(c)	Amendment No. 1 dated as of July 19, 2013 to the Syndicated Facility Subscription Agreement dated as of August 3, 2011	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated July 19, 2013.

10(d)	Amendment No. 2 dated as of July 29, 2014 to the Syndicated Facility Subscription Agreement dated as of August 3, 2011, as previously amended	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated July 29, 2014.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.