Form 10-Q
period 2015-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2015-05-08
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Registrant’s telephone number, including area code: (212) 640-2000

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Stock (par value $.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

Three Months Ended March 31 (Millions)	2015	2014
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$109	$ 137
Interest income from affiliates and other	79	91
Finance revenue	7	13

Total revenues	195	241

Expenses
Provisions for losses	40	61
Interest expense	100	125
Interest expense to affiliates	2	2
Other, net	(17)	(22)

Total expenses	125	166

Pretax income	70	75
Income tax provision (benefit)	2	(3)

Net income	68	78
Retained earnings at beginning of period	3,015	3,004
Dividends	(36)	(78)

Retained earnings at end of period	$3,047	$ 3,004

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2015	2014
Net income	$68	$ 78
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of: 2015, $38; 2014, $(45)	(125)	(25)

Other comprehensive loss:	(125)	(25)

Comprehensive (loss) income	$(57)	$ 53

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$100	$ 74
Card Member receivables, less reserves: 2015, $115; 2014, $94	18,401	14,413
Card Member loans, less reserves: 2015, $4; 2014, $3	383	398
Loans to affiliates and other	11,370	15,303
Due from affiliates	1,631	2,206
Other assets	330	446

Total assets	$32,215	$ 32,840

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$—	$ 769
Short-term debt to affiliates	4,280	4,334
Long-term debt	24,119	24,282

Total debt	28,399	29,385
Due to affiliates	1,385	888
Accrued interest and other liabilities	135	178

Total liabilities	29,919	30,451

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,047	3,015
Accumulated other comprehensive loss:
Foreign currency translation adjustments, net of tax of: 2015, $130; 2014, $92	(912)	(787)

Total accumulated other comprehensive loss	(912)	(787)

Total shareholder’s equity	2,296	2,389

Total liabilities and shareholder’s equity	$32,215	$ 32,840

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2015	2014
Cash Flows from Operating Activities
Net income	$68	$ 78
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	40	61
Amortization of underwriting expense	6	5
Deferred taxes	(8)	(8)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(106)	41
Other operating assets and liabilities	401	(156)

Net cash provided by operating activities	401	21

Cash Flows from Investing Activities
Net increase in Card Member receivables and loans	(4,186)	(3,062)
Net decrease in loans to affiliates and other	3,490	969
Net decrease (increase) in due from affiliates	1,186	(872)

Net cash provided by (used in) investing activities	490	(2,965)

Cash Flows from Financing Activities
Net decrease in short-term debt	(769)	(200)
Net (decrease) increase in short-term debt to affiliates	(58)	974
Issuance of long-term debt	—	2,240
Dividends paid	(36)	(78)

Net cash (used in) provided by financing activities	(863)	2,936

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	1

Net increase (decrease) in cash and cash equivalents	26	(7)
Cash and cash equivalents at beginning of period	74	86

Cash and cash equivalents at end of period	$100	$ 79

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

American Express provides Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of Card Member receivables and loans Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. The revenue earned by Credco from purchasing Card Member receivables and loans at a discount is reported as discount revenue on the Consolidated Statements of Income and Retained Earnings.

The accompanying Consolidated Financial Statements should be read in conjunction with the consolidated financial statements in Credco’s Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K). If not materially different, certain footnote disclosures included in the Form 10-K have been omitted from this Quarterly Report on Form 10-Q.

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These accounting estimates reflect the best judgment of management, but actual results could differ.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on Credco’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

Accounting Standards Update (ASU) No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and as currently written will be effective January 1, 2017; however, the Financial Accounting Standards Board issued an exposure draft that proposes to defer the effective date to January 1, 2018 and is open for comments. Credco continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

The net volume of Card Member receivables purchased during the three months ended March 31, 2015 and 2014 was approximately $53 billion and $55 billion, respectively. As of March 31, 2015 and December 31, 2014, Credco Receivables Corporation (CRC) owned approximately $4.6 billion and $2.8 billion, respectively, of participation interests in Card Member receivables purchased without recourse from Receivables Financing Corporation VIII LLC (RFC VIII).

Card Member receivables as of March 31, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014
U.S. Card Services	$4,636	$ 2,755
International Card Services (a)(b)	2,026	1,316
Global Commercial Services (b)	11,854	10,436

Card Member receivables (c)	18,516	14,507
Less: Reserve for losses	115	94

Card Member receivables, net (d)	$18,401	$ 14,413

(a)	International is comprised of consumer and small business services.

(b)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

(c)	Net of deferred discount revenue totaling $28 million and $16 million as of March 31, 2015 and December 31, 2014, respectively.

(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during each of the three months ended March 31, 2015 and 2014 was $1.0 billion.

Card Member loans as of March 31, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014
International Card Services	$387	$ 401
Less: Reserve for losses	4	3

Card Member loans, net (a)	$383	$ 398

(a)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of March 31, 2015 and December 31, 2014:

2015 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Card Services	$4,591		$20		$10		$15	$ 4,636
International Card Services	1,998		11		5		12	2,026
Global Commercial Services (a)	(b	)	(b	)	(b	)	84	11,854
Card Member Loans:
International Card Services	$384		$1		$1		$1	$ 387

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Receivables:
U.S. Card Services	$2,729		$12		$5		$9	$ 2,755
International Card Services	1,296		8		4		8	1,316
Global Commercial Services (a)	(b	)	(b	)	(b	)	89	10,436
Card Member Loans:
International Card Services	$399		$1		$—		$1	$ 401

(a)

For Card Member receivables in Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2015		2014
	Net Write-off Rate(a)	30 Days Past Due as a % of Total	Net Write-off Rate(a)	30 Days Past Due as a % of Total
Card Member Receivables:
U.S. Card Services	1.17%	0.97%	1.12%	1.19%
International Card Services	1.37%	1.38%	2.20%	1.57%
Card Member Loans:
International Card Services	1.03%	0.52%	0.78%	1.60%

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	2015		2014
	Net Loss Ratio as a % of Charge Volume (b)	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume (b)	90 Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services	0.08%	0.71%	0.08%	0.74%

(a)

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

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2015	2014
Balance, January 1	$94	$ 76
Provisions	38	59
Other (a)	25	15
Net write-offs (b)	(42)	(48)

Balance, March 31 (c)	$115	$ 102

(a)

Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $4.4 billion and $3.4 billion for the three months ended March 31, 2015 and 2014, respectively.

(b)	Net of recoveries of $26 million and $24 million for the three months ended March 31, 2015 and 2014, respectively.

(c)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2015	2014
Balance, January 1	$3	$ 4
Provisions	2	2
Net write-offs (a)	(1)	(1)

Balance, March 31	$4	$ 5

(a)	Net of recoveries of $0.3 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Derivatives and Hedging Activities

Credco uses derivative financial instruments (derivatives) to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rate and foreign exchange rates and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not engage in derivatives for trading purposes.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of March 31, 2015 and December 31, 2014, Credco does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2015 and December 31, 2014:

	Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$134	$90	$—	$ 4
Foreign exchange contracts
Net investment hedges	100	186	16	—

Total derivatives designated as hedging instruments	234	276	16	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	54	73	40	49

Total derivatives, gross	288	349	56	53
Less: Cash collateral netting (a)	(114)	(63)	—	—
Derivative asset and derivative liability netting (b)	(47)	(50)	(47)	(50)

Total derivatives, net (c)	$127	$236	$9	$ 3

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities with a fair value of $18 million and $40 million as of March 31, 2015 and December 31, 2014, respectively, none of which was sold or repledged. Such non-cash collateral economically reduced Credco’s risk exposure to $109 million and $196 million as of March 31, 2015 and December 31, 2014, respectively, but did not reduce the net exposure on Credco’s Consolidated Balance Sheets. Additionally, Credco posted $85 million and $91 million as of March 31, 2015 and December 31, 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(b)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

(c)

Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and derivative liabilities are presented within Other assets and Accrued interest and Other liabilities on Credco’s Consolidated Balance Sheets.

A majority of Credco’s derivative assets and liabilities as of March 31, 2015 and December 31, 2014 are subject to master netting agreements with its derivative counterparties. In addition, Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on Credco’s Consolidated Balance Sheets.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of both March 31, 2015 and December 31, 2014, Credco hedged $14.7 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s fair value hedges for the three months ended March 31:

(Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
	Income Statement Line Item	Amount		Income Statement Line Item	Amount
Derivative Relationship		2015	2014		2015	2014	2015	2014
Interest rate contracts	Other expenses	$48	$(36)	Other expenses	$(44)	$37	$4	$ 1

Credco also recognized a net reduction in interest expense on long-term debt of $42 million and $45 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment, was $63 million and $(76) million for the three months ended March 31, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three months ended March 31, 2015 and 2014 no ineffectiveness was recognized in either of these two periods.

The following table summarizes the impact on the Consolidated Statements of Income and retained earnings associated with Credco’s derivatives not designated as hedges for the three months ended March 31:

	Pretax gains (losses)

		Amount

Description (Millions)	Income Statement Line Item	2015	2014
Foreign exchange contracts	Other expenses	$(13)	$ 121

Total		$(13)	$ 121

5.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2, as of March 31, 2015 and December 31, 2014:

(Millions)	2015	2014
Assets:
Derivatives (a)	$288	$ 349

Total assets	288	349

Liabilities:
Derivatives (a)	56	53

Total liabilities	$56	$ 53

(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2015 and December 31, 2014, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be reliably estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2015 (Billions)		Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$20.3	$20.3	$0.1	(a)	$20.2	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—		—	0.4
Loans to affiliates and others	11.4	11.3	—		8.4	2.9

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	5.7	5.7	—		5.7	—
Financial liabilities carried at other than fair value
Long-term debt	$24.1	$24.3	$—		$24.3	$ —

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$16.8	$16.8	$16.8	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—	0.4
Loans to affiliates and others	15.3	15.2	12.3	2.9

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.0	6.0	6.0	—
Financial liabilities carried at other than fair value
Long-term debt	$24.3	$24.5	$24.5	$ —

(a)	Reflects cash and due from banks.

Nonrecurring Fair Value Measurements

During the three months ended March 31, 2015 and during the year ended December 31, 2014, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Variable Interest Entity

Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of March 31, 2015 and December 31, 2014 were $1.9 billion and $2.1 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of March 31, 2015 and December 31, 2014 were $1.9 billion and $2.0 billion, respectively. As of March 31, 2015 and December 31, 2014, $904 million and $969 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

7.	Changes In Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2015 and 2014 were as follows:

2015 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balances as of December 31, 2014	$(787)	$ (787)

Net translation loss of investments in foreign operations	(188)	(188)
Net gains related to hedges of investment in foreign operations	63	63

Net change in accumulated other comprehensive loss	(125)	(125)

Balances as of March 31, 2015	$(912)	$ (912)

2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balances as of December 31, 2013	$(478)	$ (478)

Net translation gain of investments in foreign operations	51	51
Net losses related to hedges of investment in foreign operations	(76)	(76)

Net change in accumulated other comprehensive loss	(25)	(25)

Balances as of March 31, 2014	$(503)	$ (503)

No amounts were reclassified out of Accumulated Other Comprehensive Loss into the Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 2015 and 2014.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $298 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $298 million of unrecognized tax benefits, approximately $296 million relates to amounts that, if recognized, would be recorded to shareholder’s equity and would not impact Credco’s results of operations or the effective tax rate.

The effective tax rates were 2.9 percent and (4.0) percent for the three months ended March 31, 2015, and 2014, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rates for each of the periods reflect the impact of certain prior years’ tax items.

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

American Express’ results for the first quarter of 2015 reflected higher spending by its Card Members, growth in average Card Member loans, credit quality indicators near historical lows and continued control over operating expenses. American Express’ results also reflected the adverse impact of a strengthening U.S. dollar, which is expected to continue to have an adverse impact on American Express’ results for the remainder of 2015.

While American Express’ business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, all of which American Express believes provide a range of growth opportunities, it faces a number of challenges in 2015.

Global economic growth remains uneven. In addition, American Express’ results could also be adversely affected by increases in short-term interest rates or the failure of the U.S. Congress to continue the renewal of legislation regarding its active financing income, which could increase its effective tax rate and have an adverse impact on net income in 2015 and beyond.

Competition also remains extremely intense across the payments industry. Within the co-brand space, more intense competition has generally increased American Express’ cost of renewing and extending co-brand relationships. For the remainder of 2015, American Express expects to see a continued impact of these renegotiated relationships.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Pretax income depends primarily on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectability of Card Member receivables and loans purchased.

Credco’s consolidated net income decreased $10 million or 13 percent for the three months ended March 31, 2015 as compared to the same period in the prior year. The year-over-year decrease is primarily due to lower discount revenues earned from purchased Card Member receivables and loans, lower interest income from affiliates, lower finance revenue and higher income tax expense, partially offset by lower interest expense and lower provision for losses. The following table summarizes the changes for the three months ended March 31:

Table 1: Changes Attributable to the Increase (Decrease) in Key Revenue and Expense Accounts

(Millions)	2015	2014
Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$(5)	$ 8
Discount rates	(23)	(20)

Total	$(28)	$ (12)

Interest income from affiliates and other:
Average loans to affiliates and other	$28	$ (13)
Interest rates	(40)	(14)

Total	$(12)	$ (27)

Finance revenue:
Average Card Member loans outstanding	$(3)	$ 2
Interest rates	(3)	—

Total	$(6)	$ 2

Interest expense:
Average debt outstanding	$14	$ (13)
Interest rates	(39)	(30)

Total	$(25)	$ (43)

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue decreased 20 percent or $28 million to $109 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a 4 basis points decrease in the discount rate charged on Card Member receivables and loans and a 4 percent or $2 billion decrease in net volume of purchased receivables and loans, which were $54 billion for the three months ended March 31, 2015.

Interest income from affiliates and other

Interest income from affiliates and other decreased 13 percent or $12 million to $79 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a decrease of 108 basis points in the annualized effective interest rate charged to affiliates and other to 2.10 percent, partially offset by an increase in average loan balances with affiliates and other of 30 percent or $3.5 billion to $15.0 billion.

Finance revenue

Finance revenue decreased 46 percent or $6 million to $7 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a decrease in the average Card Member loan balance outstanding for the three months ended March 31, 2015 to $390 million as compared to $513 million for the same period in the prior year.

Provisions for losses

Provisions for losses decreased 34 percent or $21 million to $40 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a reserve release versus a reserve build in the prior year and lower net write-offs during the three months ended March 31, 2015.

Interest expense

Interest expense decreased 20 percent or $25 million to $100 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 63 basis points to 1.65 percent, partially offset by an increase in average debt outstanding by 11 percent or $2.5 billion to $24.4 billion.

Other, net

The benefit recorded in Other, net decreased $5 million to a benefit of $17 million for the three months ended March 31, 2015, from a benefit of $22 million for the same period in the prior year, primarily driven by $7 million decrease in the forward points gain generated by foreign exchange forward contracts, partially offset by an increase in fair value hedge ineffectiveness gain of $3 million. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were 2.9 percent and (4.0) percent, respectively. The tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of prior years’ tax items.

Card Member Receivables and Card Member Loans

As of March 31, 2015 and December 31, 2014, Credco owned $18.5 billion and $14.5 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from American Express Receivable Financing Corporation VIII (RFC VIII) in conjunction with TRS’ securitization program. As of March 31, 2015 and December 31, 2014, CRC owned approximately $4.6 billion and $2.8 billion, respectively, of such participation interests.

On March 19, 2015, Credco implemented a restructuring of the financing arrangements of American Express’ Australian and New Zealand card businesses to enhance funding flexibility and effectiveness. The former financing arrangement, through collateralized loans to the affiliate, has now been replaced by Credco purchasing the Charge Card receivables from the affiliate, and continuing to provide collateralized loans to fund the lending portfolios.

As of March 31, 2015 and December 31, 2014, Credco owned gross Card Member loans totaling $387 million and $401 million respectively. These loans represent revolving amounts due on American Express lending card products. The following table summarizes selected information related to the Card Member receivables portfolio as of or for the three months ended March 31.

Table 2: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2015	2014
Total gross Card Member receivables (a)(b)(c)	$18,516	$ 17,584
Loss reserves – Card Member receivables (a)(c)	$115	$ 102
Loss reserves as a % of receivables	0.62%	0.58%
Average life of Card Member receivables (# in days) (d)	30	29

U.S. Card Services gross Card Member receivables (a)	$4,636	$ 4,953
30 days past due as a % of total	0.97%	1.19%
Average receivables	$3,418	$ 4,294
Write-offs, net of recoveries	$10	$ 12
Net write-off rate (e)	1.17%	1.12%

International Card Services gross Card Member receivables (a)(c)	$2,026	$ 1,270
30 days past due as a % of total	1.38%	1.57%
Average receivables	$1,465	$ 1,270
Write-offs, net of recoveries	$5	$ 7
Net write-off rate (e)	1.37%	2.20%

Global Commercial Services gross Card Member receivables (a)(c)	$11,854	$ 11,361
90 days past billing as a % of total	0.71%	0.74%
Write-offs, net of recoveries	$26	$ 29
Net loss ratio (f)	0.08%	0.08%

(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.

(b)

In the third quarter of 2014, Credco terminated its agreements to purchase Card Member receivables from the American Express joint ventures that issue American Express cards in certain countries (the American Express joint ventures).

(c)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

(d)

Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the period indicated, to the volume of Card Member receivables purchased by Credco.

(e)

Represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivables in each of the periods indicated.

(f)

Represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates and Other

Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by other wholly owned subsidiaries of TRS and the American Express joint ventures. The components of loans to affiliates and other as of March 31, 2015 and December 31, 2014 were as follows:

Table 3: Loans to Affiliates and Other

(Millions)	2015	2014
American Express Company	$3,935	$ 5,937
American Express Services Europe Limited	2,944	3,075
Amex Bank of Canada	2,253	2,581
American Express Australia Limited (a)	1,158	2,693
American Express Company (Mexico) S.A. de C.V.	488	495
American Express Bank (Mexico) S.A.	377	382
American Express International (NZ) Inc. (a)	111	—
American Express International, Inc.	101	100
Amex (Saudi Arabia) Limited	3	28
Alpha Card S.C.R.L./C.V.B.A.	—	12

Total (b)	$11,370	$ 15,303

(a)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

(b)

As of March 31, 2015, approximately $3.7 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $7.7 billion were uncollateralized loans primarily to affiliated banks, American Express Company and American Express joint ventures. As of December 31, 2014, approximately $5.2 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $10.1 billion were uncollateralized loans primarily to affiliated banks and American Express Company.

Due from/to Affiliates

As of March 31, 2015 and December 31, 2014, amounts due from affiliates were $1.6 billion and $2.2 billion, respectively. As of March 31, 2015 and December 31, 2014, amounts due to affiliates were $1.4 billion and $0.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of March 31, 2015 and December 31, 2014 were as follows:

Table 4: Short-term Debt to Affiliates

(Millions)	2015	2014
AE Exposure Management Ltd.	$2,908	$ 2,851
American Express Europe LLC	672	831
American Express Swiss Holdings	413	403
American Express Holdings (Netherlands) C.V.	188	188
Amex Funding Management (Europe) Limited	99	61

Total	$4,280	$ 4,334

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $59 million1 and $33 million for the three months ended March 31, 2015 and 2014, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Table 5: Unsecured Debt Ratings

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A+	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	A-	Stable

[1]	Beginning the third quarter of 2014, Credco has enhanced the methodology to estimate the service fees applicable on the Card Member receivables and loans portfolio purchased.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2015 and December 31, 2014, Credco had nil and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.3 billion and $0.2 billion for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco had the following long-term debt outstanding as of March 31, 2015 and December 31, 2014.

Table 6: Long-term Debt Outstanding

(Billions)	2015	2014
Long-term debt outstanding	$24.1	$ 24.3
Average long-term debt (a)	$24.1	$ 24.2

(a)	Average long-term debt outstanding during the three and twelve months ended March 31, 2015 and December 31, 2014, respectively.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of both March 31, 2015 and December 31, 2014, Credco had $19.6 billion of debt securities outstanding, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. As of both March 31, 2015 and December 31, 2014, no debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.7 billion (AUD $6.0 billion). During the three months ended March 31, 2015, no notes were issued under this program. As of March 31, 2015 and December 31, 2014, the entire amount of approximately $4.7 billion and $4.9 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. Credco expects to renew the prospectus as management deems appropriate. All notes issued by AECCC under this program are guaranteed by Credco. For the three months ended March 31, 2015, no notes were issued under this program. As of March 31, 2015 and December 31, 2014, AECCC had $0.9 billion and $1.0 billion, respectively, of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the three months ended March 31, 2015 and 2014, Credco paid $36 million and $78 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of March 31, 2015, Credco was in compliance with all restrictive covenants contained in its debt agreements.

Liquidity Management

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of on- and off- balance sheet liquidity sources. American Express and its subsidiaries, including Credco, maintain liquidity sources in amounts sufficient to meet business requirements and expected future financial obligations for a period of at least twelve months, in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions.

Credco manages this objective by regularly accessing capital through its various funding programs, as well as by maintaining a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the American Express Issuance Trust II, as well as committed bank facilities.

American Express, including Credco, incurs and accepts liquidity risk arising in the normal course of its activities. This liquidity risk exposure can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources;

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources available to meet obligations;

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios; and

•	Incorporating tradeoffs between the risk of insufficient liquidity and profitability into capital adequacy framework.

As of March 31, 2015, Credco had cash and cash equivalents of approximately $100 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained committed syndicated bank credit facilities as of March 31, 2015 of $6.6 billion through facilities in the U.S. and Australia, of which the amount outstanding (drawn) was $3.6 billion. Credco’s total committed bank credit facilities expire as follows:

Table 7: Expiration of Committed Syndicated Bank Credit Facilities

(Billions)
2016	$ 2.0
2017	4.6

Total	$ 6.6

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.69 for the three months ended March 31, 2015. The ratio of earnings to fixed charges for American Express for the three months ended March 31, 2015 was 6.57.

The committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this First Quarter 2015 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by bank regulators relating to certain credit and charge card practices and other payment systems regulations;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

•

the impact on American Express’ business resulting from changes in global economic and business conditions, including increased competition in the payments industry, particularly in co-brand relationships;

•

the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the U.S. Department of Justice and certain states’ attorneys general);

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of the 2014 Form 10-K. There are no material changes from the risk factors set forth in the 2014 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2014 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

ITEM 5. OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

During the first quarter of 2015, American Express Global Business Travel booked one hotel reservation at Esteghlal Grand Hotel. In addition, certain third-party service providers obtained approximately nine visas from Iranian embassies and consulates around the world during the first quarter of 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed American Express that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

A travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the first quarter of 2015 it obtained seven visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION (Registrant)

Date: May 8, 2015	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 8, 2015	By	/s/ David L. Fabricant
David L. Fabricant
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