Form 10-Q
period 2015-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2015-08-07
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2015

Common Stock (par value $0.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014

Revenues
Discount revenue earned from purchased Card Member receivables and loans	$124	$133	$233	$ 270
Interest income from affiliates and other	62	101	141	192
Finance revenue	7	12	14	25

Total revenues	193	246	388	487

Expenses
Provisions for losses	34	48	74	109
Interest expense	100	134	200	259
Interest expense to affiliates	2	1	4	3
Other, net	(12)	(25)	(29)	(47)

Total expenses	124	158	249	324

Pretax income	69	88	139	163
Income tax provision (benefit)	20	(11)	22	(14)

Net income	49	99	117	177
Retained earnings at beginning of period	3,047	3,004	3,015	3,004
Dividends	(24)	(78)	(60)	(156)

Retained earnings at end of period	$3,072	$3,025	$3,072	$ 3,025

See Notes to Consolidated Financial Statements.

1

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014

Net income	$49	$99	$117	$ 177
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of: 2015, $13 and $51; 2014, $(30) and $(75)	(29)	44	(154)	19

Other comprehensive (loss) income	(29)	44	(154)	19

Comprehensive income (loss)	$20	$143	$(37)	$ 196

See Notes to Consolidated Financial Statements.

2

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$122	$ 74
Card Member receivables, less reserves: 2015, $106; 2014, $94	18,663	14,413
Card Member loans, less reserves: 2015, $4; 2014, $3	413	398
Loans to affiliates and other	11,429	15,303
Due from affiliates	1,128	2,206
Other assets	226	446

Total assets	$31,981	$ 32,840

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$1,811	$ 769
Short-term debt to affiliates	4,463	4,334
Long-term debt	22,177	24,282

Total debt	28,451	29,385
Due to affiliates	1,053	888
Accrued interest and other liabilities	185	178

Total liabilities	29,689	30,451

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,072	3,015
Accumulated other comprehensive loss:
Foreign currency translation adjustments, net of tax of: 2015, $143; 2014, $92	(941)	(787)

Total accumulated other comprehensive loss	(941)	(787)

Total shareholder’s equity	2,292	2,389

Total liabilities and shareholder’s equity	$31,981	$ 32,840

See Notes to Consolidated Financial Statements.

3

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2015	2014

Cash Flows from Operating Activities
Net income	$117	$ 177
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	74	109
Amortization of underwriting expense	11	12
Deferred taxes	9	(3)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(128)	120
Other operating assets and liabilities	302	(106)

Net cash provided by operating activities	385	309

Cash Flows from Investing Activities
Net increase in Card Member receivables and loans	(4,470)	(3,640)
Net decrease (increase) in loans to affiliates and other	3,578	(1,226)
Net decrease in due from affiliates	1,325	266

Net cash provided by (used in) investing activities	433	(4,600)

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	1,042	(200)
Net increase in short-term debt to affiliates	114	920
Issuance of long-term debt	2,140	4,625
Principal payments on long-term debt	(4,004)	(903)
Dividends paid	(60)	(156)

Net cash (used in) provided by financing activities	(768)	4,286

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	2

Net increase (decrease) in cash and cash equivalents	48	(3)
Cash and cash equivalents at beginning of period	74	86

Cash and cash equivalents at end of period	$122	$ 83

See Notes to Consolidated Financial Statements.

4

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Company

American Express Credit Corporation (Credco), together with its subsidiaries, is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly owned subsidiary of American Express Company (American Express). American Express charge cards and American Express credit cards are collectively referred to herein as the cards.

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

Recently Issued Accounting Standards

Accounting Standards Update (ASU) No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and will be effective January 1, 2018, with early adoption as of January 1, 2017, permitted. Credco continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

The net volume of Card Member receivables purchased during the six months ended June 30, 2015 and 2014 was approximately $110 billion and $111 billion, respectively. As of June 30, 2015 and December 31, 2014, Credco Receivables Corporation (CRC) owned approximately $4.8 billion and $2.8 billion, respectively, of participation interests in Card Member receivables purchased without recourse from Receivables Financing Corporation VIII LLC (RFC VIII).

Card Member receivables as of June 30, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014

U.S. Card Services	$4,800	$ 2,755
International Card Services (a)(b)	2,113	1,316
Global Commercial Services (b)	11,856	10,436

Card Member receivables (c)	18,769	14,507
Less: Reserve for losses	106	94

Card Member receivables, net (d)	$18,663	$ 14,413

(a)	International is comprised of consumer and small business services.

(b)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

(c)	Net of deferred discount revenue totaling $26 million and $16 million as of June 30, 2015 and December 31, 2014, respectively.

(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during the six months ended June 30, 2015 and 2014 was $1.9 billion and $2.1 billion, respectively.

Card Member loans as of June 30, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014

International Card Services	$417	$ 401
Less: Reserve for losses	4	3

Card Member loans, net (a)	$413	$ 398

(a)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of June 30, 2015 and December 31, 2014:

2015 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total

Card Member Receivables:
U.S. Card Services	$4,762		$17		$8		$13	$ 4,800
International Card Services	2,088		9		6		10	2,113
Global Commercial Services (a)	(b	)	(b	)	(b	)	86	11,856
Card Member Loans:
International Card Services	$414		$1		$1		$1	$ 417

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total

Card Member Receivables:
U.S. Card Services	$2,729		$12		$5		$9	$ 2,755
International Card Services	1,296		8		4		8	1,316
Global Commercial Services (a)	(b	)	(b	)	(b	)	89	10,436
Card Member Loans:
International Card Services	$399		$1		$—		$1	$ 401

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2015		2014
	Net Write-off Rate (a)	30+ Days Past Due as a % of Total	Net Write-off Rate (a)	30+ Days Past Due as a % of Total

Card Member Receivables:
U.S. Card Services	0.99%	0.79%	1.16%	0.97%
International Card Services	1.68%	1.18%	1.94%	1.58%
Card Member Loans:
International Card Services	1.03%	0.72%	1.19%	1.57%

	2015		2014
	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables

Card Member Receivables:
Global Commercial Services	0.07%	0.73%	0.07%	0.69%

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Reserves for Losses

Reserves for losses relating to Card Member receivables and loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of receivables and loans, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:

(Millions)	2015	2014

Balance, January 1	$94	$ 76
Provisions	71	105
Other credits (a)	32	15
Net write-offs (b)	(84)	(92)
Other debits (c)	(7)	—

Balance, June 30 (d)	$106	$ 104

(a)    Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $5.8 billion and $3.4 billion for the six months ended June 30, 2015 and 2014, respectively.

(b) Net of recoveries of $53 million and $50 million for the six months ended June 30, 2015 and 2014, respectively.

(c)    Primarily reserve balances applicable to participation interest in Card Member receivables sold to an affiliate. Sale of participation interest totaled $1.4 billion and nil for the six months ended June 30, 2015 and 2014, respectively.

(d)    In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:

(Millions)	2015	2014

Balance, January 1	$3	$ 4
Provisions	3	4
Net write-offs (a)	(2)	(3)

Balance, June 30	$4	$ 5

(a) Net of recoveries of $1 million and $3 million for the six months ended June 30, 2015 and 2014, respectively.

4.	Derivatives and Hedging Activities

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

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of June 30, 2015 and December 31, 2014, Credco does not have derivative positions that warrant credit valuation adjustments.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2015 and December 31, 2014:

	Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$93	$90	$5	$ 4
Foreign exchange contracts
Net investment hedges	32	186	13	—

Total derivatives designated as hedging instruments	125	276	18	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	51	73	64	49

Total derivatives, gross	176	349	82	53
Less: Cash collateral netting (a)	(84)	(63)	—	—
Derivative asset and derivative liability netting (b)	(50)	(50)	(50)	(50)

Total derivatives, net (c)	$42	$236	$32	$ 3

(a)    Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. From time to time, Credco also receives non-cash collateral from counterparties in the form of security interests in U.S. Treasury securities, which reduces Credco’s risk exposure, but does not reduce the net exposure on Credco’s Consolidated Balance Sheets. Credco had such non-cash collateral as of December 31, 2014, with a fair value of $40 million, none of which was sold or repledged. Credco did not have any such non-cash collateral as of June 30, 2015. Additionally, Credco posted $103 million and $91 million as of June 30, 2015 and December 31, 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of Credco’s derivative assets and liabilities as of June 30, 2015 and December 31, 2014 are subject to master netting agreements with its derivative counterparties. In addition, Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on Credco’s Consolidated Balance Sheets.

Fair Value Hedges

Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2015 and December 31, 2014, Credco hedged $15.2 billion and $14.7 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s fair value hedges for the three and six months ended June 30:

Three Months Ended June 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness

Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014

Interest rate contracts	Other expenses	$(45)	$(6)	Other expenses	$45	$10	$—	$ 4

Six Months Ended June 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness

Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014

Interest rate contracts	Other expenses	$3	$(42)	Other expenses	$1	$47	$4	$ 5

Credco also recognized a net reduction in interest expense on long-term debt of $44 million and $50 million for the three months ended June 30, 2015 and 2014, respectively, and $86 million and $95 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment, was $22 million and $(50) million for the three months ended June 30, 2015 and 2014, respectively, and $85 million and $(126) million for the six months ended June 30, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three and six months ended June 30, 2015 and 2014 no ineffectiveness was recognized in either of these two periods.

The following table summarizes the impact on the Consolidated Statements of Income and retained earnings associated with Credco’s derivatives not designated as hedges for the three and six months ended June 30:

		Pretax (losses) gains
		Three Months Ended June 30,		Six Months Ended June 30,
		Amount		Amount
Description (Millions)	Income Statement Line Item	2015	2014	2015	2014

Foreign exchange contracts	Other expenses	$(17)	$(58)	$(31)	$ 63

Total		$(17)	$(58)	$(31)	$ 63

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2, as of June 30, 2015 and December 31, 2014:

(Millions)	2015	2014

Assets:
Derivatives (a)	$176	$ 349

Total assets	176	349

Liabilities:
Derivatives (a)	82	53

Total liabilities	$82	$ 53

(a) Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2015 and December 31, 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2015 and December 31, 2014, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be reliably estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$20.0	$20.0	$0.1	(a)	$19.9	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—		—	0.4
Loans to affiliates and others	11.4	11.3	—		8.3	3.0
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	7.4	7.4	—		7.4	—
Financial liabilities carried at other than fair value
Long-term debt	$22.2	$22.3	$—		$22.3	$ —

(a) Reflects cash and due from banks.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nonrecurring Fair Value Measurements

During the six months ended June 30, 2015 and during the year ended December 31, 2014, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

6.	Variable Interest Entity

Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to loan funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of June 30, 2015 and December 31, 2014 were $1.9 billion and $2.1 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of June 30, 2015 and December 31, 2014 were $1.9 billion and $2.0 billion, respectively. As of June 30, 2015 and December 31, 2014, $910 million and $969 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Changes In Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2015 and 2014 were as follows:

Three Months Ended June 30, 2015 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of March 31, 2015	$(912)	$ (912)

Net translation loss of investments in foreign operations	(51)	(51)
Net gains related to hedges of investment in foreign operations	22	22

Net change in accumulated other comprehensive loss	(29)	(29)

Balances as of June 30, 2015	$(941)	$ (941)

Six Months Ended June 30, 2015 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2014	$(787)	$ (787)

Net translation loss of investments in foreign operations	(239)	(239)
Net gains related to hedges of investment in foreign operations	85	85

Net change in accumulated other comprehensive loss	(154)	(154)

Balances as of June 30, 2015	$(941)	$ (941)

Three Months Ended June 30, 2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of March 31, 2014	$(503)	$ (503)

Net translation gain of investments in foreign operations	94	94
Net losses related to hedges of investment in foreign operations	(50)	(50)

Net change in accumulated other comprehensive income	44	44

Balances as of June 30, 2014	$(459)	$ (459)

Six Months Ended June 30, 2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2013	$(478)	$ (478)

Net translation gain of investments in foreign operations	145	145
Net losses related to hedges of investment in foreign operations	(126)	(126)

Net change in accumulated other comprehensive income	19	19

Balances as of June 30, 2014	$(459)	$ (459)

No amounts were reclassified out of Accumulated Other Comprehensive Loss into the Consolidated Statements of Income and Retained Earnings for the three and six months ended June 30, 2015 and 2014.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $287 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $287 million of unrecognized tax benefits, approximately $285 million relates to amounts that, if recognized, would be recorded to shareholder’s equity and would not impact Credco’s results of operations or the effective tax rate.

The effective tax rates were 28.9 percent and 15.8 percent for the three and six months ended June 30, 2015, respectively, and (12.5) percent and (8.6) percent for the three and six months ended June 30, 2014, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rates for each of the periods reflect the impact of certain prior years’ tax items, including those noted below.

The results for the three months ended June 30, 2015 reflect out-of-period corrections that increased tax expense by $16.7 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 and Q1 2015 results. The results for the six months ended June 30, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.

The tax rate in each of the periods reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses that prevents Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is calculated for each interim period.

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

Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of the American Express® Green Card, the American Express® Gold Card, Platinum Card®, Corporate Card and other American Express cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest-earning and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the cards.

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

American Express’ results for the second quarter of 2015 reflected higher spending by its Card Members, growth in average Card Member loans, which drove higher net interest income, and disciplined expense control. Credit quality indicators were again at or near historically low levels. Consistent with recent quarters, American Express’ results this quarter were adversely affected by the significant impact of a stronger U.S. dollar on international operations.

While American Express’ business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, all of which American Express believes provide a range of growth opportunities, it faces a number of challenges throughout the remainder of 2015 and 2016.

Global economic growth remains uneven. In addition, American Express’ results continued to be significantly impacted by the strengthening U.S. dollar, and it expects foreign exchange will have an adverse impact for the remainder of 2015. American Express’ results could also be adversely affected by increases in interest rates and U.S. income tax law changes.

Competition also remains extremely intense across the payments industry. Within the co-brand space, more intense competition has generally led to increased cost in its renewed co-brand partnerships. For the remainder of 2015, American Express expects to see a continued impact of these renegotiated relationships.

As previously disclosed, a trial court ruled in favor of the U.S. Department of Justice (DOJ) in its antitrust lawsuit against American Express. Following the decision, on April 30, 2015 the trial court issued an injunction requiring American Express to change the provisions in its agreements with merchants accepting American Express cards in the U.S. that prohibit merchants from engaging in various actions to encourage Card Members to use other credit or charge card products or networks. The injunction became effective on July 20, 2015. American Express is vigorously pursuing an appeal of the decision and judgment. See Part II, Item 1A, “Risk Factors” for additional information on the potential impacts of the adverse decision and injunction on American Express’ business.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Pretax income depends primarily on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense and collectability of Card Member receivables and loans purchased.

Credco’s consolidated net income decreased 34 percent or $60 million for the six months ended June 30, 2015 as compared to the same period in the prior year. The year-over-year decrease is primarily due to lower interest income from affiliates and other, lower discount revenues earned from purchased Card Member receivables and loans, higher income tax expense and lower finance revenue, partially offset by lower interest expense and lower provision for losses. The following table summarizes the changes for the six months ended June 30:

Table 1: Changes Attributable to the Increase (Decrease) in Key Revenue and Expense Accounts

(Millions)	2015	2014

Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$(2)	$ 10
Discount rates	(35)	(37)

Total	$(37)	$ (27)

Interest income from affiliates and other:
Average loans to affiliates and other	$29	$ 10
Interest rates	(80)	(38)

Total	$(51)	$ (28)

Finance revenue:
Average Card Member loans outstanding	$(6)	$ 2
Interest rates	(5)	1

Total	$(11)	$ 3

Interest expense:
Average debt outstanding	$15	$ 4
Interest rates	(74)	(66)

Total	$(59)	$ (62)

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue decreased 14 percent or $37 million to $233 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily driven by a 3 basis points decrease in the discount rate charged on Card Member receivables and loans and a 1 percent or $1 billion decrease in the net volume of purchased receivables and loans, which were $112 billion for the six months ended June 30, 2015.

Interest income from affiliates and other

Interest income from affiliates and other decreased 27 percent or $51 million to $141 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily driven by a decrease of 112 basis points in the annualized effective interest rate charged to affiliates and other to 1.95 percent, partially offset by an increase in the average loan balances with affiliates and other by 15 percent or $1.9 billion to $14.4 billion.

Finance revenue

Finance revenue decreased 44 percent or $11 million to $14 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily driven by a decrease in the average Card Member loan balance outstanding for the six months ended June 30, 2015 to $388 million as compared to $505 million for the same period in the prior year.

Provisions for losses

Provisions for losses decreased 32 percent or $35 million to $74 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily driven by a reserve release versus a reserve build in the prior year and lower net write-offs during the six months ended June 30, 2015.

Interest expense

Interest expense decreased 23 percent or $59 million to $200 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 60 basis points to 1.63 percent, partially offset by an increase in the average debt outstanding by 6 percent or $1.4 billion to $24.6 billion.

Other, net

The benefit recorded in Other, net decreased $18 million to a benefit of $29 million for the six months ended June 30, 2015, from a benefit of $47 million for the same period in the prior year, primarily driven by a $14 million decrease in the forward points gain generated by foreign exchange forward contracts and a decrease in the fair value hedge ineffectiveness gain by $1 million. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the six months ended June 30, 2015 and 2014 were 15.8 percent and (8.6) percent, respectively. The results for the six months ended June 30, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.

The tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of prior years’ tax items.

Card Member Receivables and Card Member Loans

As of June 30, 2015 and December 31, 2014, Credco owned $18.8 billion and $14.5 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from American Express Receivable Financing Corporation VIII (RFC VIII) in conjunction with TRS’ securitization program. As of June 30, 2015 and December 31, 2014, CRC owned approximately $4.8 billion and $2.8 billion, respectively, of such participation interests.

On March 19, 2015, Credco implemented a restructuring of the financing arrangements of American Express’ Australian and New Zealand card businesses to enhance funding flexibility and effectiveness. The former financing arrangement, through collateralized loans to the affiliate, has now been replaced by an arrangement where Credco purchases the Charge Card receivables from the affiliate, and continues to provide collateralized loans to fund the lending portfolios

As of June 30, 2015 and December 31, 2014, Credco owned gross Card Member loans totaling $417 million and $401 million respectively. These loans represent revolving amounts due on American Express lending card products. The following table summarizes selected information related to the Card Member receivables portfolio as of or for the six months ended June 30.

Table 2: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2015	2014

Total gross Card Member receivables (a)(b)(c)	$18,769	$ 18,106
Loss reserves – Card Member receivables (a)(c)	$106	$ 104
Loss reserves as a % of receivables	0.56%	0.57%
Average life of Card Member receivables (# in days) (d)	29	29

U.S. Card Services gross Card Member receivables (a)	$4,800	$ 5,068
30 days past due as a % of total	0.79%	0.97%
Average receivables	$3,820	$ 4,652
Write-offs, net of recoveries	$19	$ 27
Net write-off rate (e)	0.99%	1.16%

International Card Services gross Card Member receivables (a)(c)	$2,113	$ 1,264
30 days past due as a % of total	1.18%	1.58%
Average receivables	$1,670	$ 1,236
Write-offs, net of recoveries	$14	$ 12
Net write-off rate (e)	1.68%	1.94%

Global Commercial Services gross Card Member receivables (a)(c)	$11,856	$ 11,774
90 days past billing as a % of total	0.73%	0.69%
Write-offs, net of recoveries	$51	$ 53
Net loss ratio (f)	0.07%	0.07%

(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.

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

Loans to Affiliates and Other

Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by other wholly owned subsidiaries of TRS and the American Express joint ventures. The components of loans to affiliates and other as of June 30, 2015 and December 31, 2014 were as follows:

Table 3: Loans to Affiliates and Other

(Millions)	2015	2014
American Express Company	$3,796	$ 5,937
American Express Services Europe Limited	3,135	3,075
Amex Bank of Canada	2,282	2,581
American Express Australia Limited (a)	1,160	2,693
American Express Company (Mexico) S.A. de C.V.	479	495
American Express Bank (Mexico) S.A.	370	382
American Express International, Inc.	106	100
American Express International (NZ) Inc. (a)	101	—
Amex (Saudi Arabia) Limited	—	28
Alpha Card S.C.R.L./C.V.B.A.	—	12

Total (b)	$11,429	$ 15,303

(a)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

(b)

As of June 30, 2015, approximately $3.8 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $7.6 billion were uncollateralized loans primarily to affiliated banks, American Express Company and American Express joint ventures. As of December 31, 2014, approximately $5.2 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $10.1 billion were uncollateralized loans primarily to affiliated banks and American Express Company.

Due from/to Affiliates

As of June 30, 2015 and December 31, 2014, amounts due from affiliates were $1.1 billion and $2.2 billion, respectively. As of June 30, 2015 and December 31, 2014, amounts due to affiliates were $1.1 billion and $0.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from other operating activities.

Short-term Debt to Affiliates

Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of June 30, 2015 and December 31, 2014 were as follows:

Table 4: Short-term Debt to Affiliates

(Millions)	2015	2014
AE Exposure Management Ltd.	$2,962	$ 2,851
American Express Europe LLC	793	831
American Express Swiss Holdings	407	403
American Express Holdings (Netherlands) C.V.	189	188
Amex Funding Management (Europe) Limited	112	61

Total	$4,463	$ 4,334

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $121 million1 and $66 million for the six months ended June 30, 2015 and 2014, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

1 Beginning the third quarter of 2014, Credco has enhanced the methodology to estimate the service fees applicable on the Card Member receivables and loans portfolio purchased.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of June 30, 2015 and December 31, 2014, Credco had $1.8 billion and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.5 billion and $0.2 billion for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco had the following long-term debt outstanding as of June 30, 2015 and December 31, 2014.

Table 6: Long-term Debt Outstanding

(Billions)	2015	2014

Long-term debt outstanding	$22.2	$ 24.3
Average long-term debt (a)	$24.1	$ 24.2

(a)	Average long-term debt outstanding during the six and twelve months ended June 30, 2015 and December 31, 2014, respectively.

During the second quarter of 2015, Credco issued $2.15 billion of dual-tranche senior unsecured notes with a maturity of five years consisting of $1.75 billion of fixed-rate senior notes with a coupon of 2.375 percent and $400 million of floating-rate senior notes at a rate of 3-month LIBOR plus 73 basis points.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of June 30, 2015 and December 31, 2014, Credco had $19 billion and $19.6 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. As of both June 30, 2015 and December 31, 2014, no debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.6 billion (AUD $6.0 billion). During the six months ended June 30, 2015, no notes were issued under this program. As of June 30, 2015 and December 31, 2014, the entire amount of approximately $4.6 billion and $4.9 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. Credco expects to renew the prospectus as management deems appropriate. All notes issued by AECCC under this program are guaranteed by Credco. For the six months ended June 30, 2015, no notes were issued under this program. As of June 30, 2015 and December 31, 2014, AECCC had $0.9 billion and $1.0 billion, respectively, of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the six months ended June 30, 2015 and 2014, Credco paid $60 million and $156 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of June 30, 2015, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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

American Express, including Credco, incurs and accepts liquidity risk arising in the normal course of its activities. This liquidity risk exposure can arise from a variety of sources, and thus the enterprise-wide liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources;

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources available to meet obligations;

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios; and

•	Incorporating tradeoffs between the risk of insufficient liquidity and profitability into its capital adequacy framework.

As of June 30, 2015, Credco had cash and cash equivalents of approximately $122 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained committed syndicated bank credit facilities as of June 30, 2015 of $6.5 billion through facilities in the U.S. and Australia, of which the amount outstanding (drawn) was $2.2 billion. Credco’s total committed bank credit facilities expire as follows:

Table 7: Expiration of Committed Syndicated Bank Credit Facilities

(Billions)

2016	$ 1.9
2017	4.6

Total	$ 6.5

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.68 for the six months ended June 30, 2015. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the six months ended June 30, 2015 was 6.25.

The committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Second Quarter 2015 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

•

the impact on American Express’ business resulting from changes in global economic and business conditions, including increased competition in the payments industry, particularly in co-brand partnerships;

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of Credco’s 2014 Form 10-K and should be read in conjunction with the discussion of risk factors set forth in such section. Based on the information currently known, Credco believes that the matter discussed below, together with the risk factors set forth in the 2014 Form 10-K, identify the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below and those set forth in the 2014 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

Ongoing legal proceedings regarding provisions in American Express’ merchant contracts could have a material adverse effect on American Express’ business, result in additional litigation and/or arbitrations, subject American Express to substantial monetary damages and damage its reputation and brand.

The DOJ and certain states’ attorneys general brought an action against American Express alleging that the provisions in American Express’ card acceptance agreements with merchants that prohibit merchants from discriminating against American Express’ card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement, which was approved by the court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. On February 19, 2015, the trial court found that the challenged provisions in American Express card acceptance agreements were anticompetitive and on April 30, 2015 issued an injunction prohibiting American Express from enforcing certain elements of such provisions. The trial and appellate courts denied American Express’ request for a stay of the injunction and the injunction became effective on July 20, 2015. As a result, American Express’ card products are exposed to the possibility of increased merchant steering and other forms of discrimination that could impair the Card Member experience during the pendency of American Express’ appeal and potentially thereafter. American Express is vigorously pursuing an appeal of the decision and judgment. In addition, American Express is a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in American Express’ card acceptance agreements and seek damages. In December 2013, American Express agreed to settle the merchant class actions and the settlement agreement has been preliminarily approved by the court. There can be no assurance that the court will grant final approval of the settlement agreement, which can be impacted by objections to the settlement agreement by plaintiffs and other parties, as well as by the appeals process in the DOJ case.

The adverse decision and injunction in the DOJ case and future adverse outcomes in these proceedings against American Express (including an adverse final judgment following appeal in the DOJ case) could have a material adverse effect on American Express’ business, result in additional litigation and/or arbitrations, subject American Express to substantial monetary damages and damage its reputation and brand and affect Credco’s business of funding American Express card receivables and revolving loans.

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

During the second quarter of 2015, American Express Global Business Travel booked one hotel reservation at Homa Hotel Tehran. In addition, certain third-party service providers obtained approximately five visas from Iranian embassies and consulates around the world during the second quarter of 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed American Express that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

A travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the second quarter of 2015 it obtained 13 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: August 7, 2015	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 7, 2015	By	/s/ David L. Fabricant
David L. Fabricant
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed
4(a)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series F.	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(b)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series F.	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of American Express Company.	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.

E-1

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.

E-2