Form 10-Q
period 2015-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2015-11-06
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015

Common Stock (par value $0.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2015	2014	2015	2014

Revenues
Discount revenue earned from purchased Card Member receivables and loans	$126	$116	$359	$ 386
Interest income from affiliates and other	53	105	194	297
Finance revenue	8	11	22	36

Total revenues	187	232	575	719

Expenses
Provisions for losses	46	42	120	151
Interest expense	83	131	283	390
Interest expense to affiliates	3	2	7	5
Other, net	10	(29)	(19)	(76)

Total expenses	142	146	391	470

Pretax income	45	86	184	249
Income tax provision (benefit)	6	(1)	28	(15)

Net income	39	87	156	264
Retained earnings at beginning of period	3,072	3,025	3,015	3,004
Dividends	(16)	(99)	(76)	(255)

Retained earnings at end of period	$3,095	$3,013	$3,095	$ 3,013

See Notes to Consolidated Financial Statements.

1

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2015	2014	2015	2014

Net income	$39	$87	$156	$ 264
Other comprehensive loss:
Foreign currency translation adjustments, net of tax: 2015, $112 and $163; 2014, $69 and $(6)	(188)	(129)	(342)	(110)

Other comprehensive loss	(188)	(129)	(342)	(110)

Comprehensive (loss) income	$(149)	$(42)	$(186)	$ 154

See Notes to Consolidated Financial Statements.

2

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$135	$74
Card Member receivables, less reserves: 2015, $109; 2014, $94	18,222	14,413
Card Member loans, less reserves: 2015, $4; 2014, $3	387	398
Loans to affiliates and other	9,818	15,303
Due from affiliates	1,009	2,206
Other assets	417	446

Total assets	$29,988	$32,840

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$375	$769
Short-term debt to affiliates	5,033	4,334
Long-term debt	21,296	24,282

Total debt	26,704	29,385
Due to affiliates	1,044	888
Accrued interest and other liabilities	113	178

Total liabilities	27,861	30,451

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,095	3,015
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax: 2015, $255; 2014, $92	(1,129)	(787)

Total accumulated other comprehensive loss	(1,129)	(787)

Total shareholder’s equity	2,127	2,389

Total liabilities and shareholder’s equity	$29,988	$32,840

See Notes to Consolidated Financial Statements.

3

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (Millions)	2015	2014

Cash Flows from Operating Activities
Net income	$156	$ 264
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	120	151
Amortization of underwriting expense	24	18
Deferred taxes	8	2
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(123)	124
Other operating assets and liabilities	413	(551)

Net cash provided by operating activities	598	8

Cash Flows from Investing Activities
Net increase in Card Member receivables and loans	(4,230)	(2,699)
Net decrease (increase) in loans to affiliates and other	4,722	(3,956)
Net decrease in due to/from affiliates	1,360	917

Net cash provided by (used in) investing activities	1,852	(5,738)

Cash Flows from Financing Activities
Net decrease in short-term debt	(394)	(200)
Net increase in short-term debt to affiliates	702	1,076
Issuance of long-term debt	5,527	7,509
Principal payments on long-term debt	(8,145)	(2,402)
Dividends paid	(76)	(255)

Net cash (used in) provided by financing activities	(2,386)	5,728

Effect of foreign currency exchange rates on Cash and cash equivalents	(3)	(4)

Net increase (decrease) in Cash and cash equivalents	61	(6)
Cash and cash equivalents at beginning of period	74	86

Cash and cash equivalents at end of period	$135	$ 80

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017, permitted. Credco continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

The net volume of Card Member receivables purchased during the nine months ended September 30, 2015 and 2014 was approximately $167 billion and $164 billion, respectively. As of September 30, 2015 and December 31, 2014, Credco Receivables Corporation (CRC) owned approximately $4.5 billion and $2.8 billion, respectively, of participation interests in Card Member receivables purchased without recourse from Receivables Financing Corporation VIII LLC (RFC VIII).

Card Member receivables as of September 30, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014

U.S. Card Services	$4,532	$ 2,755
International Card Services (a)(b)	1,984	1,316
Global Commercial Services (b)	11,815	10,436

Card Member receivables (c)	18,331	14,507
Less: Reserve for losses	109	94

Card Member receivables, net (d)	$18,222	$ 14,413

(a)	International is comprised of consumer and small business services.

(b)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

(c)	Net of deferred discount revenue totaling $22 million and $16 million as of September 30, 2015 and December 31, 2014, respectively.

(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during both the nine months ended September 30, 2015 and 2014 was $2.9 billion.

Card Member loans as of September 30, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014

International Card Services	$391	$ 401
Less: Reserve for losses	4	3

Card Member loans, net (a)	$387	$ 398

(a)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2015 and December 31, 2014:

2015 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total

Card Member Receivables:
U.S. Card Services	$4,491	$18	$8	$15	$ 4,532
International Card Services	1,956	10	6	12	1,984
Global Commercial Services (a)	(b)	(b)	(b)	84	11,815
Card Member Loans:
International Card Services	$389	$1	$—	$1	$ 391

2014 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total

Card Member Receivables:
U.S. Card Services	$2,729	$12	$5	$9	$ 2,755
International Card Services	1,296	8	4	8	1,316
Global Commercial Services (a)	(b)	(b)	(b)	89	10,436
Card Member Loans:
International Card Services	$399	$1	$—	$1	$ 401

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2015		2014
	Net Write-off Rate (a)	30+ Days Past Due as a % of Total	Net Write-off Rate (a)	30+ Days Past Due as a % of Total

Card Member Receivables:
U.S. Card Services	0.85%	0.90%	1.13%	1.02%
International Card Services	1.59%	1.41%	1.96%	1.61%
Card Member Loans:
International Card Services	1.03%	0.51%	1.13%	0.56%

	2015		2014
	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables

Card Member Receivables:
Global Commercial Services	0.07%	0.71%	0.07%	0.79%

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

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2015	2014

Balance, January 1	$94	$ 76
Provisions	116	145
Other credits (a)	32	15
Net write-offs (b)	(124)	(131)
Other debits (c)	(9)	(7)

Balance, September 30 (d)	$109	$ 98

(a)    Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $5.8 billion and $3.4 billion for the nine months ended September 30, 2015 and 2014, respectively.

(b) Net of recoveries of $79 million and $76 million for the nine months ended September 30, 2015 and 2014, respectively.

(c)    Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables sold to the joint ventures that issue American Express cards in certain countries (American Express joint ventures) following the termination of the agreements to purchase Card Member receivables in the third quarter of 2014. Sales of these participation interests and Card Member receivables totaled $1.4 billion and $0.4 billion for the nine months ended September 30, 2015 and 2014, respectively.

(d)    In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2015	2014

Balance, January 1	$3	$ 4
Provisions	4	6
Net write-offs (a)	(3)	(4)
Other debits (b)	—	(5)

Balance, September 30	$4	$ 1

(a)    Net of recoveries of $1 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)    Primarily reserve balances applicable to sales of Card Member loans to the American Express joint ventures following the termination of the agreements to purchase Card Member loans in the third quarter of 2014. Card Member loans sold totaled nil and $183 million for the nine months ended September 30, 2015 and 2014, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Derivatives and Hedging Activities

Credco uses derivative financial instruments (derivatives) to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rate and foreign exchange rates, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not transact in derivatives for trading purposes.

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of September 30, 2015 and December 31, 2014, Credco does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2015 and December 31, 2014:

	Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$177	$90	$—	$4
Foreign exchange contracts
Net investment hedges	164	186	2	—

Total derivatives designated as hedging instruments	341	276	2	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	73	73	34	49

Total derivatives, gross	414	349	36	53
Less: Cash collateral netting (a)	(174)	(63)	—	—
Derivative asset and derivative liability netting (b)	(36)	(50)	(36)	(50)

Total derivatives, net (c)	$204	$236	$—	$3

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. From time to time, Credco also receives non-cash collateral from counterparties in the form of security interests in U.S. Treasury securities, which reduces Credco’s risk exposure, but does not reduce the net exposure on Credco’s Consolidated Balance Sheets. Credco had such non-cash collateral as of December 31, 2014, with a fair value of $40 million, none of which was sold or repledged. Credco did not have any such non-cash collateral as of September 30, 2015. Additionally, Credco posted $133 million and $91 million as of September 30, 2015 and December 31, 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of Credco’s derivative assets and liabilities as of September 30, 2015 and December 31, 2014 are subject to master netting agreements with its derivative counterparties. In addition, Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on Credco’s Consolidated Balance Sheets.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2015 and December 31, 2014, Credco hedged $15.6 billion and $14.7 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s fair value hedges for the three and nine months ended September 30:

Three Months Ended September 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness

Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014

Interest rate contracts	Other expenses	$89	$(77)	Other expenses	$(93)	$81	$(4)	$ 4

Nine Months Ended September 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness

Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014

Interest rate contracts	Other expenses	$91	$(119)	Other expenses	$(91)	$128	$—	$ 9

Credco also recognized a net reduction in interest expense on long-term debt of $47 million and $50 million for the three months ended September 30, 2015 and 2014, respectively, and $133 million and $145 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment, was $188 million and $116 million for the three months ended September 30, 2015 and 2014, respectively, and $274 million and $(10) million for the nine months ended September 30, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three and nine months ended September 30, 2015 and 2014, no ineffectiveness was recognized in either of these two periods.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income and retained earnings associated with Credco’s derivatives not designated as hedges:

		Pretax Gains (losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
		Amount		Amount
Description (Millions)	Income Statement Line Item	2015	2014	2015	2014

Foreign exchange contracts	Other expenses	$42	$(14)	$ 11	$ 49

Total		$42	$(14)	$ 11	$ 49

5.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2, as of September 30, 2015 and December 31, 2014:

(Millions)	2015	2014

Assets:
Derivatives (a)	$414	$ 349

Total assets	414	349

Liabilities:
Derivatives (a)	36	53

Total liabilities	$36	$ 53

(a) Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2015 and December 31, 2014, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be reliably estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$19.5	$19.5	$0.1	(a)	$19.4	$ —
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—		—	0.4
Loans to affiliates and others	9.8	9.6	—		6.9	2.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.5	6.5	—		6.5	—
Financial liabilities carried at other than fair value
Long-term debt	$21.3	$21.3	$—		$21.3	$ —

(a) Reflects cash and due from banks.

	Carrying	Corresponding Fair Value Amount
2014 (Billions)	Value	Total	Level 2	Level 3

Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$16.8	$16.8	$16.8	$—
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—	0.4
Loans to affiliates and others	15.3	15.2	12.3	2.9
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.0	6.0	6.0	—
Financial liabilities carried at other than fair value
Long-term debt	$24.3	$24.5	$24.5	$—

Nonrecurring Fair Value Measurements

During the nine months ended September 30, 2015 and during the year ended December 31, 2014, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Variable Interest Entity

Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of September 30, 2015 and December 31, 2014 were $1.8 billion and $2.1 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of September 30, 2015 and December 31, 2014 were $1.7 billion and $2.0 billion, respectively. As of September 30, 2015 and December 31, 2014, $845 million and $969 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Changes In Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2015 and 2014 were as follows:

Three Months Ended September 30, 2015 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of June 30, 2015	$(941)	$ (941)

Net translation loss on investments in foreign operations	(376)	(376)
Net gains related to hedges of investment in foreign operations	188	188

Net change in accumulated other comprehensive loss	(188)	(188)

Balances as of September 30, 2015	$(1,129)	$ (1,129)

Nine Months Ended September 30, 2015 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2014	$(787)	$ (787)

Net translation loss on investments in foreign operations	(616)	(616)
Net gains related to hedges of investment in foreign operations	274	274

Net change in accumulated other comprehensive loss	(342)	(342)

Balances as of September 30, 2015	$(1,129)	$ (1,129)

Three Months Ended September 30, 2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of June 30, 2014	$(459)	$ (459)

Net translation loss on investments in foreign operations	(245)	(245)
Net gains related to hedges of investment in foreign operations	116	116

Net change in accumulated other comprehensive loss	(129)	(129)

Balances as of September 30, 2014	$(588)	$ (588)

Nine Months Ended September 30, 2014 (Millions), net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2013	$(478)	$ (478)

Net translation loss on investments in foreign operations	(100)	(100)
Net losses related to hedges of investment in foreign operations	(10)	(10)

Net change in accumulated other comprehensive loss	(110)	(110)

Balances as of September 30, 2014	$(588)	$ (588)

No amounts were reclassified out of Accumulated Other Comprehensive Loss into the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30, 2015 and 2014.

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

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $269 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $269 million of unrecognized tax benefits, approximately $267 million relates to amounts that, if recognized, would be recorded to shareholder’s equity and would not impact Credco’s results of operations or the effective tax rate.

The effective tax rates were 13.3 percent and 15.2 percent for the three and nine months ended September 30, 2015, respectively, and (1.2) percent and (6) percent for the three and nine months ended September 30, 2014, respectively. The tax rate in each of the periods reflects the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rates for each of the periods reflect the impact of certain prior years’ tax items, including those noted below.

The results for the nine months ended September 30, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.

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

American Express’ third quarter performance was in line with its 2015 financial outlook, reflecting the headwinds that it has been managing throughout 2015, including a challenging economic, competitive and regulatory environment. Results for the quarter were significantly affected by higher spending on growth initiatives, as well as the continued impact of certain previously renewed co-brand partnerships and the stronger U.S. dollar.

While American Express’ business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, all of which American Express believes provide a range of growth opportunities, it will continue to face a number of challenges throughout the remainder of 2015 and 2016.

Global economic growth remains uneven. In addition, American Express’ results continued to be adversely impacted by the strengthening U.S. dollar, and it expects foreign exchange will continue to have an adverse impact for the remainder of 2015, and could impact 2016 as well. American Express’ results could also be adversely affected by increases in interest rates and U.S. income tax law changes.

Competition is extremely intense across the payments industry, including within the co-brand space, which has generally led to increased costs in American Express’ renewed co-brand partnerships.

As previously disclosed, a trial court ruled in favor of the U.S. Department of Justice (DOJ) in its antitrust lawsuit against American Express. Following the decision, on April 30, 2015, the trial court issued an injunction requiring American Express to change the provisions in its agreements with merchants accepting American Express cards in the U.S. that historically prohibited merchants from engaging in various actions to encourage Card Members to use other credit or charge card products or networks. The injunction became effective on July 20, 2015. American Express is vigorously pursuing an appeal of the decision and judgment, and is vigorously defending similar antitrust claims initiated by merchants in other court and arbitration proceedings. See Part II, Item 1A “Risk Factors” in Credco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 for additional information on the potential impacts of the trial court’s decision, the subsequent injunction and the related merchant litigation on American Express’ business.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Net income depends largely on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense, collectability of Card Member receivables and loans purchased and income taxes.

Credco’s consolidated net income decreased 41 percent or $108 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. The year over year decrease is primarily due to lower discount revenue earned from purchased Card Member receivables and loans, lower interest income from affiliates and other, lower benefit in other, net expenses and higher income tax expense, partially offset by lower interest expense and lower provision for losses. The following table summarizes the changes for the nine months ended September 30:

Table 1: Changes Attributable to the Increase (Decrease) in Key Revenue and Expense Accounts

(Millions)	2015	2014

Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$5	$9
Discount rates	(32)	(56)

Total	$(27)	$(47)

Interest income from affiliates and other:
Average loans to affiliates and other	$2	$52
Interest rates	(105)	(73)

Total	$(103)	$(21)

Finance revenue:
Average Card Member loans outstanding	$(6)	$1
Interest rates	(8)	1

Total	$(14)	$2

Interest expense:
Average debt outstanding	$(1)	$30
Interest rates	(106)	(100)

Total	$(107)	$(70)

Interest expense to affiliates:
Interest rates	2	(1)

Total	$2	$(1)

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue decreased 7 percent or $27 million to $359 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily driven by a 2 basis points decrease in the discount rate charged on Card Member receivables and loans, partially offset by a 2 percent or $3 billion increase in the net volume of purchased receivables and loans, which was $170 billion for the nine months ended September 30, 2015.

Interest income from affiliates and other

Interest income from affiliates and other decreased 35 percent or $103 million to $194 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily driven by a decrease of 102 basis points in the annualized effective interest rate charged to affiliates and other to 1.88 percent.

Finance revenue

Finance revenue decreased 39 percent or $14 million to $22 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily driven by a decrease in average Card Member loan balance outstanding for the nine months ended September 30, 2015 to $390 million as compared to $474 million for the same period in the prior year.

Provisions for losses

Provisions for losses decreased 21 percent or $31 million to $120 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily driven by a reserve release versus a reserve build in the prior year.

Interest expense

Interest expense decreased 27 percent or $107 million to $283 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 59 basis points to 1.57 percent.

Interest expense to affiliates

Interest expense to affiliates increased 40 percent or $2 million to $7 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This change was primarily driven by an increase in the annualized effective interest rate on average debt to affiliates outstanding by 5 basis points to 19 basis points for the nine months ended September 30, 2015 as compared to the same period in the prior year, while average debt outstanding to affiliates remained relatively flat year over year.

Other, net

The benefit recorded in Other, net decreased $57 million to a benefit of $19 million for the nine months ended September 30, 2015, from a benefit of $76 million for the same period in the prior year, primarily driven by a $45 million decrease in the forward points gain generated by foreign exchange forward contracts and a decrease in the fair value hedge ineffectiveness gain by $9 million. Credco uses foreign exchange forward contracts to manage foreign exchange risk for certain cross-currency funding activities. At inception, the difference between the spot rate and the contractual forward rate, referred to as the forward points, generates gains (or losses) as a component of the derivative contract’s valuation.

Income taxes

The effective tax rates for the nine months ended September 30, 2015 and 2014 were 15.2 percent and (6) percent, respectively. The results for the nine months ended September 30, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.

The tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of prior years’ tax items.

Card Member Receivables and Card Member Loans

As of September 30, 2015 and December 31, 2014, Credco owned $18.3 billion and $14.5 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from American Express Receivable Financing Corporation VIII (RFC VIII) in conjunction with TRS’ securitization program. As of September 30, 2015 and December 31, 2014, CRC owned approximately $4.5 billion and $2.8 billion, respectively, of such participation interests.

On March 19, 2015, Credco implemented a restructuring of the financing arrangements of American Express’ Australian and New Zealand card businesses to enhance funding flexibility and effectiveness. The former financing arrangement, through collateralized loans to the affiliate, has now been replaced by an arrangement where Credco purchases the Charge Card receivables from the affiliate, and continues to provide collateralized loans to fund the lending portfolios.

As of September 30, 2015 and December 31, 2014, Credco owned gross Card Member loans totaling $391 million and $401 million respectively. These loans represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of or for the nine months ended September 30.

Table 2: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2015	2014

Total gross Card Member receivables (a)(b)	$18,331	$ 17,146
Loss reserves – Card Member receivables (a)(b)	$109	$ 98
Loss reserves as a % of receivables	0.59%	0.57%
Average life of Card Member receivables (# in days) (c)	29	29

U.S. Card Services gross Card Member receivables (a)	$4,532	$ 4,822
30+ days past due as a % of total	0.90%	1.02%
Average receivables	$4,064	$ 4,732
Write-offs, net of recoveries	$26	$ 40
Net write-off rate (d)	0.85%	1.13%

International Card Services gross Card Member receivables (a)(b)	$1,984	$ 1,244
30+ days past due as a % of total	1.41%	1.61%
Average receivables	$1,757	$ 1,225
Write-offs, net of recoveries	$21	$ 18
Net write-off rate (d)	1.59%	1.96%

Global Commercial Services gross Card Member receivables (a)(b)	$11,815	$ 11,080
90+ days past billing as a % of total	0.71%	0.79%
Write-offs, net of recoveries	$77	$ 73
Net loss ratio (e)	0.07%	0.07%

(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.

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

Loans to Affiliates and Other

Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by other wholly owned subsidiaries of TRS and the American Express joint ventures. The components of loans to affiliates and other as of September 30, 2015 and December 31, 2014 were as follows:

Table 3: Loans to Affiliates and Other

(Millions)	2015	2014

American Express Services Europe Limited	$3,033	$ 3,075

American Express Company	2,666	5,937

Amex Bank of Canada	2,127	2,581

American Express Australia Limited (a)	1,011	2,693

American Express Company (Mexico) S.A. de C.V.	445	495

American Express Bank (Mexico) S.A.	343	382

American Express International, Inc.	97	100

American Express International (NZ) Inc. (a)	90	—

Amex (Saudi Arabia) Limited	6	28

Alpha Card S.C.R.L./C.V.B.A.	—	12

Total (b)	$9,818	$ 15,303

(a)

In the first quarter of 2015, Credco restructured its Australian and New Zealand funding, resulting in an increase in Card Member receivables and related reserves with a corresponding decline in loans to affiliates.

(b)

As of September 30, 2015, approximately $3.5 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $6.3 billion were uncollateralized loans primarily to affiliated banks, American Express Company and joint ventures that issue American Express cards in certain countries. As of December 31, 2014, approximately $5.2 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables transferred with recourse and the remaining $10.1 billion were uncollateralized loans primarily to affiliated banks, American Express Company and American Express joint ventures.

Due from/to Affiliates

As of September 30, 2015 and December 31, 2014, amounts due from affiliates were $1.0 billion and $2.2 billion, respectively. As of September 30, 2015 and December 31, 2014, amounts due to affiliates were $1.0 billion and $0.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from other operating activities.

Short-term Debt to Affiliates

Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of September 30, 2015 and December 31, 2014 were as follows:

Table 4: Short-term Debt to Affiliates

(Millions)	2015	2014

AE Exposure Management Ltd.	$3,011	$ 2,851

American Express Europe LLC	1,408	831

American Express Swiss Holdings	390	403

American Express Holdings (Netherlands) C.V.	189	188

Amex Funding Management (Europe) Limited	35	61

Total	$5,033	$ 4,334

Service Fees to Affiliates

Certain affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $181 million and $165 million for the nine months ended September 30, 2015 and 2014, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Funding Strategy

American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile. The diversity of funding sources by type of instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of instrument, maturity or investor. The mix of Credco’s funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. Credco’s funding strategy and activities are integrated into American Express’ asset-liability management activities.

Credco has historically relied on the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. One of the principal tenets of Credco’s funding strategy is to issue debt with a wide range of maturities to distribute its refinancing requirements across future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as the disruption of financial markets or reductions in market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

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

Short-term Funding Programs

Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2015 and December 31, 2014, Credco had $0.4 billion and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.7 billion and $0.2 billion for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco had the following long-term debt outstanding as of September 30, 2015 and December 31, 2014.

Table 6: Long-term Debt Outstanding

(Billions)	2015	2014

Long-term debt outstanding	$21.3	$ 24.3

Average long-term debt (a)	$23.3	$ 24.2

(a)	Average long-term debt outstanding during the nine and twelve months ended September 30, 2015 and December 31, 2014, respectively.

During the third quarter of 2015, Credco issued $3.4 billion of senior unsecured notes consisting of:

•

$2.0 billion of senior unsecured notes with a maturity of five years consisting of $1.5 billion of fixed-rate senior notes with a coupon of 2.6 percent and $500 million of floating-rate senior notes at a rate of 3-month LIBOR plus 105 basis points;

•

$1.4 billion of senior unsecured notes with a maturity of three years consisting of $900 million of fixed-rate senior notes with a coupon of 1.8 percent and $500 million of floating-rate senior notes at a rate of 3-month LIBOR plus 61 basis points.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of September 30, 2015 and December 31, 2014, Credco had $20.3 billion and $19.6 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.

Credco has established a program for the issuance of debt instruments outside the United States, which is listed on the Luxembourg Stock Exchange. The prospectus for this program expired in February 2013. Credco expects to renew the prospectus as management deems appropriate. As of both September 30, 2015 and December 31, 2014, no debt instruments were outstanding under this program.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.2 billion (AUD $6.0 billion). During the nine months ended September 30, 2015, no notes were issued under this program. As of September 30, 2015 and December 31, 2014, the entire amount of approximately $4.2 billion and $4.9 billion, respectively, of notes were available for issuance under this program and the outstanding notes were nil as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. Credco expects to renew the prospectus as management deems appropriate. All notes issued by AECCC under this program are guaranteed by Credco. For the nine months ended September 30, 2015, no notes were issued under this program. As of September 30, 2015 and December 31, 2014, AECCC had $0.9 billion and $1.0 billion, respectively, of medium-term notes outstanding under this program. The financial results of AECCC are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the nine months ended September 30, 2015 and 2014, Credco paid $76 million and $255 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of September 30, 2015, Credco was in compliance with all restrictive covenants contained in its debt agreements.

Liquidity Management

General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy. The liquidity objective is to maintain access to a diverse set of on-and off-balance sheet liquidity sources. American Express and its subsidiaries, including Credco, maintain liquidity sources in amounts sufficient to meet business requirements and expected future financial obligations for a period of at least twelve months, in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions.

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

As of September 30, 2015, Credco had cash and cash equivalents of approximately $135 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of September 30, 2015 of $3.0 billion, which expires on April 23, 2017. On September 25, 2015, Credco repaid all outstanding loans on its Australian dollar credit facility and terminated the facility in accordance with its right to terminate prior to the termination date.

The availability of the credit lines is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.63 for the nine months ended September 30, 2015. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the nine months ended September 30, 2015 was 5.97.

The committed bank credit facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on Credco’s credit rating.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Third Quarter 2015 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K), Credco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the Second Quarter Form 10-Q) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s 2014 Form 10-K and Part II, Item 1A. “Risk Factors” of Credco’s Second Quarter Form 10-Q. There are no material changes from the risk factors set forth in the 2014 Form 10-K, as supplemented and updated in the Second Quarter Form 10-Q. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2014 Form 10-K and Second Quarter Form 10-Q. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

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

During the third quarter of 2015, American Express Global Business Travel booked one hotel reservation at Homa Hotel Tehran and one hotel reservation at Esteghlal East Wing Hotel. In addition, certain third-party service providers obtained approximately four visas from Iranian embassies and consulates around the world during the third quarter of 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed American Express that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

A travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the third quarter of 2015 it obtained 39 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: November 6, 2015	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 6, 2015	By	/s/ David L. Fabricant
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