Form 10-K
period 2015-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2016-03-14
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-6908

AMERICAN EXPRESS CREDIT

CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, New York, New York	10285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (212) 640-2000.

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
2.375 percent Medium-Term Senior Notes	New York Stock Exchange
Series F, due May 26, 2020

Securities registered pursuant to Section 12 (g) of the Act: None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 14, 2016, 1,504,938 shares of the common stock, par value $0.10 per share, were outstanding.

Documents incorporated by reference: None

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Credco discusses certain factors that affect Credco’s business and operations and that may cause its actual results to differ materially from these forward-looking statements under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements.

PART I

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

American Express’ products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Card Member purchases. TRS charges a fee, the “merchant discount,” to the merchant that reflects the value that is delivered to the merchant and the investments made in providing that value. Value is delivered to the merchant in a variety of ways, including through higher spending Card Members relative to users of cards issued on competing card networks, product and network features and functionality, marketing expertise and programs, information services, fraud prevention services, dedicated client management group and other investments that enhance the merchant value propositions associated with acceptance of the card. When establishing the merchant discount rate, consideration is also given to a number of other factors, such as industry-specific requirements, merchants’ charge volume, the timing and method of payment to the merchant, the method of submission of charges and, in certain instances, the geographic scope of the card acceptance agreement.

The charge card, which is marketed in the United States and many other countries and generally carries no preset spending limit, is designed as a method of payment. Charges are approved based on a variety of factors including a Card Member’s current spending patterns, payment history, credit record and financial resources. Card Members generally must pay the full amount billed each month. Charge cards do offer several ways for eligible Card Members to pay off purchases over time. For example, Select & Pay Later® allows enrolled Card Members to select individual charges to pay over time and the Extended Payment Option provides eligible Card Members with the ability to extend payment for eligible charges above a certain dollar amount. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be suspended or cancelled. The no-preset spending limit and pay-in-full nature of these products attract high-spending Card Members, while allowing American Express to manage risk accordingly. In addition to charge cards, TRS and its subsidiaries and licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of different payment terms, interest rate and fee structures.

American Express’ card businesses are subject to extensive regulation in the United States, including pursuant to:

●	The Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit)

●

The Fair Credit Reporting Act (FCRA) as amended by the Fair and Accurate Credit Transactions Act (FACT Act) (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected)

●	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act) (which prohibits certain acts and practices in connection with consumer credit card accounts)

●

The Truth in Lending Act (TILA) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications)

●

Regulation Z (which implements TILA and was amended by the Federal Reserve Board (Federal Reserve) to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act

●	The Consumer Financial Protection Act (Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act) (Dodd-Frank) (CFPA)

●	The Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements)

●	The Truth in Savings Act (which requires certain disclosures about rates paid and other terms of deposit accounts)

●

The Electronic Funds Transfer Act (which, among other things, governs disclosures and settlement of transactions for electronic funds transfers and customer rights and liability arising from the use of ATMs and other electronic banking services and, after the enactment of Dodd-Frank, imposes a cap on debit card interchange fees and prohibits exclusivity arrangements for payment card networks)

●	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages)

●

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (which established national requirements for sending of commercial email messages and which provides for significant statutory damages for violations)

●	Federal and state laws and regulations that generally prohibit engaging in unfair, deceptive and abusive acts and practices in offering consumer financial products and services

In the United States, American Express’ marketing and sale of consumer financial products and its compliance with certain federal consumer financial laws, including the CFPA and TILA, are supervised and examined by the Consumer Financial Protection Bureau (CFPB). The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine for compliance large financial institutions like American Express and TRS. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, a number of U.S. states have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices. Bankruptcy and debtor relief laws can affect American Express’ ability to collect amounts owed to it.

Further, regulators continued to propose and enact a variety of new regulatory changes to the payments industry outside the United States during the course of 2015.

In Europe, the EU continued in its efforts to work towards greater harmonization on a number of fronts, in particular in relation to payments, anti-money laundering, consumer rights, data protection and information security. These pan-European initiatives have been supplemented by a broad range of consumer protection and transparency initiatives at an individual Member State level.

In countries outside Europe, American Express has seen regulators initiate new regulations in relation to a number of key themes, particularly responsible lending (such as Australia, Mexico, New Zealand and Singapore), privacy and data protection (such as Australia, Canada, Mexico and Singapore), fairness and financial crime.

Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations towards paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues. American Express has also seen a further increase in regulatory focus on consumer protection, with a number of regulators (such as those in the United Kingdom and Canada) being given a stronger mandate in this area.

American Express expects this activity to continue in 2016 and will continue to evaluate its business planning in light of changing market circumstances and the evolving political, economic and regulatory environments.

General Nature of Credco’s Business

Credco engages in the business of financing the Card Member receivables and loans of its affiliates. The use of a centralized funding source for assets originated by affiliated entities provides operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results remain separate from other sources of volatility and risk inherent in the businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. The separation of Credco from American Express and its other affiliates also allows American Express to provide Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express affiliates. During each monthly period, the discount and interest rates are determined or adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. Refer to Exhibit 12.1 for fixed charge coverage ratio calculation.

The agreements for the purchase and sale of card receivables (receivables agreements) between Credco and its affiliates provide that the parties intend the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). Credco considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which Credco offers to purchase receivables to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 23.

Credco funds, either directly or indirectly through its consolidated subsidiaries, Card Member receivables and loans primarily in one or more of the following ways:

●	purchases, without recourse, of Card Member receivables and loans directly from issuers of American Express cards (card issuers);

●	purchases of participation interests from TRS’ securitization program;

●	unsecured loans provided to affiliates, primarily American Express banking subsidiaries; and

●	transfers of receivables with recourse, representing loans provided to affiliates that are collateralized by the underlying Card Member receivables and loans.

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

Credco generally purchases non-interest-earning Card Member receivables at face amount less a specified discount, which is determined at the time of purchase based upon the nature of the receivables. The discount rate applicable to purchases of new receivables reflects the changes in interest rates and the collectability of the receivables.

Card Member loans are primarily funded by subsidiaries of TRS other than Credco, although certain Card Member loans are purchased by Credco. These Card Member loans consist of certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.

As part of its receivables and loans funding activities, Credco regularly reviews funding sources and strategies in international markets. Credco funds Card Member receivables and Card Member loans in Canada primarily through unsecured loans to Amex Bank of Canada, the card issuer and a wholly owned subsidiary of TRS. In Australia, Credco funds Card Member receivables by acquiring such receivables without recourse from American Express Australia Limited (AEAL) and funds Card Member loans through transfers of receivables with recourse from AEAL, which is a wholly owned subsidiary of TRS. In the United Kingdom, Credco funds Card Member receivables and Card Member loans principally through transfers of receivables with recourse from American Express Services Europe Limited UK, which is a wholly owned subsidiary of TRS.

In Mexico, Credco funds Card Member receivables by acquiring such receivables with recourse from American Express Company (Mexico) and funds Card Member loans through loans to American Express Bank (Mexico), both of which are wholly owned subsidiaries of TRS. In Singapore, Credco funds Card Member loans through transfers of receivables with recourse from American Express International, Inc. (Singapore branch), which is a wholly owned subsidiary of TRS. These local funding strategies result in additional loans to affiliates.

TRS and its subsidiaries, as agents for Credco, originate the Card Member receivables and loans and establish credit standards for Card Members on Credco’s behalf. In addition, TRS and its subsidiaries perform services necessary to bill and collect all Card Member receivables and loans owned by Credco. The receivables agreements provide that except with the prior written consent of Credco, the seller shall not materially reduce the credit standards used in determining whether a card is to be issued to an applicant or materially liberalize the policy as to the cancellation of cards for credit reasons.

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

As of December 31, 2015 and 2014, Credco had 6 and 8 employees, respectively.

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

If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on Credco’s business, financial condition or results of operations. These events could also have a negative effect on the trading price of its securities.

Adverse financial market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital.

Credco needs liquidity to pay operating and other expenses, interest on debt and to repay maturing liabilities. If Credco is unsuccessful in managing its liquidity risk, it may maintain too much liquidity, which can be costly and limit financial flexibility, or it may be too illiquid, which could curtail its operations or result in financial distress.

The principal sources of Credco’s liquidity are payments from Card Members, cash and cash equivalents, debt instruments such as unsecured medium- and long-term notes, assets that could be sold to TRS for securitization, and long-term committed bank borrowing facilities, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates, through intercompany loan agreements.

Credco’s ability to obtain financing in the debt capital markets for unsecured term debt and asset securitization is dependent on investor demand. Disruptions, uncertainty or volatility across the financial markets could negatively impact market liquidity and limit Credco’s access to capital required to operate its business. Such market conditions may limit its ability to replace, in a timely manner, maturing liabilities and access the capital necessary to provide financing to its affiliates. As such, Credco may be forced to delay raising capital, or bear an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. Market disruption and volatility could have an adverse effect, which may be material, on Credco’s ability to access capital and on its business, financial condition and results of operations.

Difficult economic conditions may materially adversely affect Credco’s business and results of operations.

Credco’s results of operations are materially affected by economic conditions, both in the United States and elsewhere around the world. Uncertain expectations for global economic growth have had, and may continue to have, an adverse effect on Credco, in part because it is very dependent upon the level of consumer and business activity and the demand for credit and payment products. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on American Express cards and the ability and willingness of Card Members to pay amounts owed to American Express. Travel expenditures are sensitive to business and personal discretionary spending levels and also tend to decline during general economic downturns. Further, economic instability in certain regions or countries could negatively affect consumer and business spending in other parts of the world. If economic conditions were to worsen, Credco could experience adverse effects on its results of operations and financial condition.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, Credco’s profitability. While the recent drop in oil prices may be beneficial for the U.S. economy overall, it has negatively impacted, and may continue to negatively impact, the amount of gas spending on American Express’ cards. An economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower demand for credit, lower corporate earnings or lower business investment is likely to materially and adversely affect Credco’s business, results of operations and financial condition. Furthermore, such factors may cause Credco’s earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.

Any reduction in Credco’s credit ratings could increase the cost of its funding from and restrict Credco’s access to the capital markets and have a material adverse effect on Credco’s results of operations and financial condition.

Rating agencies regularly evaluate Credco, and their ratings of Credco’s long-term and short-term debt are based on a number of factors, including Credco’s financial strength, as well as factors not within Credco’s control, including conditions affecting the financial services industry generally and the wider state of the economy. Credco’s ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit its access to the capital markets and adversely affect the cost and other terms upon which Credco is able to obtain funding.

Adverse currency fluctuations and foreign exchange controls could decrease revenue Credco receives from its international operations.

During 2015, approximately 41 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and accordingly the revenue it generates outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on Credco’s results of operations. Furthermore, Credco may become subject to exchange control regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars and this could impact Credco’s results of operations.

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

American Express’ business is subject to extensive government regulation and supervision in jurisdictions around the world. The current environment of additional regulation, enhanced supervision efforts and increased and unpredictable regulatory investigations and enforcement is likely to continue to result in changes to American Express’ business practices, products and procedures, increased costs (including increased compliance costs), and potentially additional penalties and/or restitution payments to Card Members. In addition, new laws or regulations or changes in the enforcement of existing laws or regulations applicable to American Express’ businesses could impact the profitability of its business activities, limit its ability to pursue business opportunities or adopt new technologies, require it to change certain of its business practices or alter its relationships with partners, merchants and Card Members, or affect retention of its key personnel. Such changes also may require American Express to invest significant management attention and resources to make any necessary changes and could adversely affect Credco’s results of operations and financial condition.

If American Express fails to satisfy regulatory requirements to maintain its financial holding company status, its financial condition and results of operations could be adversely affected, and it may be restricted in its ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. Additionally, its banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict its ability to engage in certain activities or acquisitions, or may require American Express to maintain more capital.

In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa, Inc. (Visa) and MasterCard International Inc. (MasterCard) and the fees merchants are charged to accept cards. Fee regulation can significantly negatively impact the discount revenue derived from American Express’ business, including as a result of downward pressure on its discount rate from decreases in competitor pricing in connection with caps on interchange fees.

American Express is subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services American Express may offer to consumers, the countries in which its cards may be used, and the types of customers and merchants who can obtain or accept its cards. Activity such as money laundering or terrorist financing involving American Express’ cards could result in enforcement action, and its reputation may suffer due to its customers’ association with certain countries, persons or entities or the existence of any such transactions. In addition, Member States of the European Economic Area have implemented the Payments Services Directive (PSD) for electronic payment services that put in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. Complying with these and other regulations increases American Express’ costs and could reduce its revenue opportunities.

The risk management policies and procedures of American Express, Credco and the card issuers may not be effective.

American Express’ risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. American Express has established policies and procedures intended to identify, monitor and manage the types of risk to which it is subject, including credit risk, market risk, liquidity risk, operational risk, compliance risk, model risk and reputational risk. Although American Express and the card issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as their risk management techniques such as hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that have not been appropriately anticipated, identified or mitigated. As regulations and markets in which American Express, Credco and the card issuers operate continue to evolve, the risk management framework may not always keep sufficient pace with those changes. If the risk management framework does not effectively identify or mitigate these risks, Credco could suffer unexpected losses or reputational harm that could materially adversely affect Credco.

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

Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the consumer and small business Card Member receivables and Card Member loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks contribute to credit risk. American Express’ and Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk become less predictive of future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. After write-off and delinquency rates reached historical lows, they have recently leveled out and begun to increase in line with American Express’ expectation. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect its profitability and may increase its cost of funds.

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

Additionally, Credco must also effectively manage liquidity risk to which it is exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy Credco’s obligations. If Credco is unsuccessful in managing its liquidity risk, it may maintain too much liquidity, which can be costly and limit financial flexibility, or it may be too illiquid, which could limit its growth opportunities, curtail operations or result in financial distress during a liquidity event. For additional information regarding Credco’s management of liquidity risk, see “Adverse financial market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital” above.

Finally, Credco must also manage the operational and compliance risks to which it is exposed. Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement; a failure to monitor a third party’s compliance with a service level agreement or regulatory or legal requirements; or a failure to adequately monitor and control access to data in the systems Credco grants to third-party service providers. As processes are changed, or new products and services are introduced, Credco may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose Credco to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

Credco is an indirect wholly owned subsidiary of American Express and any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.

Credco is an indirect wholly owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables purchase agreements between Credco, on the one hand, and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability).

While there can be no assurance that the terms of these arrangements are exactly the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.

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

Ongoing legal proceedings regarding provisions in American Express’ merchant contracts could have a material adverse effect on its business, result in additional litigation and/or arbitrations, subject it to substantial monetary damages and damage American Express’s reputation and brand.

The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against American Express alleging that the provisions in American Express’ card acceptance agreements with merchants that prohibit merchants from discriminating against American Express’ card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement, which was approved by the court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. On February 19, 2015, the trial court found that the challenged provisions in American Express card acceptance agreements were anticompetitive and on April 30, 2015 issued a final judgment prohibiting it from enforcing certain elements of such provisions. American Express appealed this judgment and on December 18, 2015, the Court of Appeals for the Second Circuit stayed the trial court’s judgment pending the issuance of its appellate decision. American Express is also a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in American Express’ card acceptance agreements and seek damages.

An adverse outcome in these proceedings against American Express (including an adverse final judgment following appeal in the DOJ and state action) could have a material adverse effect on American Express’ business and results of operations, require American Express to change its merchant agreements in a way that could expose American Express’ cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage its reputation and brand. Even if American Express was not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to its business practices and materially and adversely impact American Express’ profitability.

Tax legislation initiatives or challenges to American Express’ tax positions could adversely affect Credco’s results of operations and financial condition.

American Express is subject to income and other taxes in the United States and in various foreign jurisdictions. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although American Express believes its positions are reasonable, American Express is subject to audit by the Internal Revenue Service and by tax authorities in all the jurisdictions in which it conducts business operations. These tax authorities may challenge American Express’ positions or apply existing laws and regulations more broadly, which may potentially result in a significant increase in Credco’s liabilities for taxes and interest in excess of accrued liabilities.

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the United States, which may impact Credco’s effective tax rate and could adversely affect its tax positions or tax liabilities. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, to address “base erosion and profit shifting” by multinational companies could also have an adverse impact on Credco’s tax liabilities.

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

Credco paid cash dividends of $115 million and $342 million to TRS in 2015 and 2014, respectively. For information about limitations on Credco’s ability to pay dividends, refer to Note 5 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following summary of certain consolidated financial information of Credco was derived from audited financial statements for the years ended December 31:

(Millions)	2015	2014	2013	2012	2011
Operating Results
Revenues	$755	$929	$1,007	$1,088	$984
Provisions for losses (a)	165	202	148	143	80
Interest expense (including to affiliates)	360	502	597	749	707
Income tax provision (benefit)	38	(35)	(96)	(51)	(48)
Net income	$214	$353	$446	$339	$397
Balance Sheet
Cash and cash equivalents	$173	$74	$86	$275	$480
Card Member receivables held for sale	24	—	—	—	—
Gross Card Member receivables	17,607	14,507	14,534	15,362	12,807
Reserves for losses, Card Member receivables	114	94	76	83	71
Gross Card Member loans	435	401	523	462	411
Reserves for losses, Card Member loans	4	3	4	5	5
Loans to affiliates and other (b)	14,262	15,303	11,340	13,178	11,437
Total assets	33,285	32,840	29,926	33,795	31,141
Short-term debt (including to affiliates)	7,559	5,103	3,783	4,114	4,669
Long-term debt	21,725	24,282	21,700	23,986	21,164
Shareholder’s equity	2,119	2,389	2,687	3,168	3,131
Cash dividends	$115	$342	$441	$368	$865

(a)	Effective December 1, 2015, Provisions for losses does not reflect provisions related to the held for sale portfolio.

(b)

Includes loans to the joint ventures that issue American Express cards in certain countries (the American Express joint ventures) of $75 million and $40 million as of December 31, 2015 and 2014, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Management’s discussion of the results of Credco is in the context of the following wider business environment for American Express.

American Express’ performance in 2015 reflected both the strength of its business and the headwinds it has been managing throughout the year. Results for the year benefited from American Express’ healthy loan growth, strong card acquisitions, excellent credit performance, disciplined operating expense control and the benefits of its strong capital position. American Express’ results were also challenged by several factors. First, the cumulative impact from the initial increased costs associated with early renewals of certain of its cobrand relationships and the end of its relationship with Costco in Canada negatively impacted its results. Second, the U.S. dollar continued to strengthen as the year progressed. Third, American Express’ decision to increase spending on growth initiatives for the year, consistent with the elevated levels of 2014, further pressured its 2015 earnings. Fourth, the economic, regulatory, and competitive environments all became even more challenging as the year progressed. The combination of these factors resulted in billings and revenue growth rates that were fairly steady throughout the year.

Further, during the fourth quarter of 2015, American Express determined that it would sell its Card Member loans and receivables related to its cobrand partnerships with Costco Wholesale Corporation (Costco) in the United States and JetBlue Airways Corporation (JetBlue). As a result of the determination, these portfolios are presented as held for sale (HFS) on the Consolidated Balance Sheets within Card Member loans and receivables HFS. These portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses, which approximates the lower of cost or fair value in the aggregate, and which will also be the measurement basis applied until consummation of the sales.

Credco has also transferred Card Member receivables related to the Costco portfolio (the HFS portfolio) purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in the form of participation interest as Card Member receivables held for sale on its Consolidated Balance Sheets.

On February 29, 2016, American Express announced that it had entered into an agreement to sell its Costco U.S. cobranded card portfolio to Citibank N.A.

Results of Operations

Net income depends largely on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense, collectability of Card Member receivables and loans purchased and income taxes.

Credco’s consolidated net income decreased $139 million or 39 percent to $214 million for the year ended December 31, 2015, as compared to $353 million for the same period in 2014. The year-over-year decrease is primarily due to lower interest income from affiliates and other, lower discount revenue earned from purchased Card Member receivables and loans, lower benefit in other, net expenses and higher income tax expense, partially offset by lower interest expense and lower provision for losses. The following table summarizes the changes attributable to the increase (decrease) in key revenue and expense accounts as of December 31:

Table 1: Changes Attributable to the Increase (Decrease) in Key Revenue and Expense Accounts

(Millions)	2015	2014

Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$17	$9
Discount rates	(40)	(54)

Total	$(23)	$(45)

Interest income from affiliates and other:
Average loans to affiliates and other	$(20)	$91
Interest rates	(118)	(121)

Total	$(138)	$(30)

Finance revenue:
Average Card Member loans outstanding	$(6)	$(2)
Interest rates	(7)	(1)

Total	$(13)	$(3)

Interest expense:
Average debt outstanding	$(12)	$52
Interest rates	(134)	(146)

Total	$(146)	$(94)

Interest expense to affiliates:
Average debt outstanding to affiliates	$1	$—
Interest rates	3	(1)

Total	$4	$(1)

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue decreased 5 percent or $23 million to $479 million in 2015, as compared to the same period in 2014, primarily driven by 2 basis points decrease in discount rate charged on Card Member receivables and loans, partially offset by 3 percent or $7 billion increase in net volume of purchased receivables and loans, which were $224 billion and $217 billion for the year ended December 31, 2015 and 2014, respectively.

Interest income from affiliates and other

Interest income from affiliates and other decreased 36 percent or $138 million to $246 million in 2015, as compared to the same period in 2014, primarily driven by a decrease of 88 basis points in the annualized effective interest rate charged to affiliates and other to 1.81 percent in 2015, as compared to 2.69 percent in 2014.

Finance revenue

Finance revenue decreased 30 percent or $13 million to $30 million in 2015, as compared to the same period in 2014, primarily driven by a decrease in the average Card Member loan balance outstanding during 2015 to $393 million from $451 million in 2014.

Provisions for losses

Provisions for losses decreased 18 percent or $37 million to $165 million in 2015, as compared to the same period in 2014, primarily driven by a reserve release versus a reserve build in the prior year.

Interest expense

Interest expense decreased 29 percent or $146 million to $350 million in 2015 as compared to the same period in 2014, primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 56 basis points to 1.47 percent.

Interest expense to affiliates

Interest expense to affiliates increased 67 percent or $4 million to $10 million in 2015, as compared to the same period in 2014, primarily driven by an increase in the annualized effective interest rate on average debt to affiliates outstanding by 4 basis points to 19 basis points in 2015, as compared to the same period in the prior year, while average debt outstanding to affiliates also increased by $0.6 billion from $4.4 billion in 2014 to $5 billion in 2015.

Other, net

The benefit recorded in Other, net decreased $71 million to a benefit of $22 million in 2015, as compared to a benefit of $93 million in 2014, primarily driven by $73 million decrease in forward points gain, partially offset by an increase in fair value hedge ineffectiveness gain of $5 million.

Income taxes

The effective tax rates for the years ended December 31, 2015 and 2014 were 15.1 percent and (11.1) percent, respectively. The results for the year ended December 31, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.

The tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of certain prior years’ tax items. The favorable impact of the tax benefit was lessened in 2015 due to a shift in the geographic mix of earnings.

Volume of Business

The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:

Table 2: Gross Card Member Receivables and Loans Purchased and Owned by Credco

(Billions)
	Volume of Gross Receivables and Loans Purchased For the Years Ended December 31, (a)			Gross Receivables and Loans Owned as of December 31,
Year	U.S.	Non-U.S.	Total	U.S. (b)	Non-U.S.	Total
2015	$169	$52	$221	$ 13	$5	$18
2014	173	44	217	12	3	15
2013	170	45	215	11	4	15
2012	160	42	202	12	4	16
2011	131	40	171	10	3	13

(a)

Includes volumes related to the HFS portfolio. In addition to the above activity, Credco also purchased new groups of Card Member receivables from TRS and certain of its subsidiaries and participation interests from affiliates, totaling $5.8 billion, $3.4 billion, $7.7 billion, $7.5 billion and $2.7 billion in 2015, 2014, 2013, 2012 and 2011, respectively.

(b)	Effective December 1, 2015 does not reflect the HFS portfolio.

Card Member Receivables and Card Member Loans

As of December 31, 2015 and 2014, Credco owned $17.6 billion and $14.5 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of December 31, 2015 and 2014, CRC owned approximately $4.1 billion and $2.8 billion, respectively, of such participation interests.

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

As of December 31, 2015 and 2014, Credco owned gross Card Member loans totaling $435 million and $401 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio for the years ended December 31:

Table 3: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2015	2014	2013		2012		2011
Total gross Card Member receivables (a)(b)	$17,607	$14,507	$14,534		$15,362		$12,807
Loss reserves — Card Member receivables (a)(b)	$114	$94	$76		$83		$71
Loss reserves as a % of receivables	0.6%	0.6%	0.5%		0.5%		0.6%
Average life of Card Member
receivables (# in days) (c)	29	29	29		29		30

U.S. Card Services
gross Card Member receivables (a)(b)	$4,096	$2,755	$2,490		$4,464		$2,843
30+ days past due as a % of total	0.7%	0.9%	1.0%		1.0%		1.4%
Average receivables	$3,982	$4,385	$5,151		$4,790		$3,499
Write-offs, net of recoveries	$34	$45	$52		$59		$47
Net write-off rate (d)	0.9%	1.0%	1.0%		1.2%		1.3%

International Card Services gross
Card Member receivables (b)	$2,175	1,316	(e	)	(e	)	(e	)
30+ days past due as a % of total	1.2%	1.5%	(e	)	(e	)	(e	)
Average receivables	$1,823	1,222	(e	)	(e	)	(e	)
Write-offs, net of recoveries	$28	23	(e	)	(e	)	(e	)
Net write-off rate (d)	1.5%	1.9%	(e	)	(e	)	(e	)

Global Commercial Services gross
Card Member receivables (b)	$11,336	10,436	(e	)	(e	)	(e	)
90+ days past billing as a % of total	0.8%	0.9%	(e	)	(e	)	(e	)
Write-offs, net of recoveries	$95	98	(e	)	(e	)	(e	)
Net loss ratio (f)	0.1%	0.1%	(e	)	(e	)	(e	)

International Card and Global Commercial
Services gross Card Member receivables (b)	(e )	(e )	$12,044		$10,898		$9,964
90+ days past billing as a % of total	(e )	(e )	1.0%		0.8%		0.8%
Write-offs, net of recoveries	(e )	(e )	$96		$88		$73
Net loss ratio (f)	(e )	(e )	0.06%		0.06%		0.06%

(a)	Effective December 1, 2015 does not reflect the HFS portfolio.

(b)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.

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

Changes in Card Member Receivables and Card Member Loans Reserves for Losses

The following table presents the changes in the reserve for losses related to Card Member receivables and loans:

Table 4: Reserve for Losses related to Card Member receivables and loans

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	2012	2011

Balance, January 1	$97	$80	$88	$76	$121
Provisions	165	202	148	143	80
Other credits (a)	32	15	41	54	23
Net write-offs (b)	(161)	(170)	(152)	(150)	(122)
Other debits (c)(d)	(15)	(30)	(45)	(35)	(26)

Balance, December 31	$118	$97	$80	$88	$76

Reserve for losses as a % of gross Card Member receivables and loans owned at December 31	0.7%	0.7%	0.5%	0.6%	0.6%

(a)

Primarily reserve balances applicable to new groups of Card Member receivables and loans purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables and loans purchased totaled $5.8 billion, $3.4 billion, $7.7 billion, $7.5 billion and $2.7 billion in 2015, 2014, 2013, 2012 and 2011, respectively.

(b)	Write-offs, less recoveries of $101 million, $102 million, $115 million, $113 million and $102 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(c)

Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables and loans sold to the American Express joint ventures following the termination of the agreements to purchase Card Member receivables and loans in the third quarter of 2014. Sales of these participation interests and Card Member receivables and loans totaled $2.6 billion, $3.4 billion, $9.1 billion, $5.8 billion and $3.3 billion in 2015, 2014, 2013, 2012 and 2011, respectively.

(d)	2015 includes the impact of the transfer of reserves relating to the HFS portfolio, which was not significant.

Loans to Affiliates and Other

Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the American Express joint ventures. The components of loans to affiliates and other as of December 31 were as follows:

Table 5: Loans to Affiliates and Other

(Millions)	2015	2014

American Express Company	$6,923	$5,937
American Express Services Europe Limited	2,981	3,075
Amex Bank of Canada	1,770	2,581
American Express Australia Limited	1,193	2,693
American Express Co. (Mexico) S.A. de C.V.	778	495
American Express Bank (Mexico) S.A.	337	382
American Express International, Inc.	110	100
American Express International (NZ) Inc.	95	—
Amex (Saudi Arabia) Limited	75	28
Alpha Card S.C.R.L./C.V.B.A.	—	12

Total (a)	$14,262	$15,303

(a)

As of December 31, 2015, approximately $3.6 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $10.7 billion were uncollateralized loans primarily to affiliated banks, American Express Company and the American Express joint ventures. As of December 31, 2014, approximately $5.2 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $10.1 billion were uncollateralized loans primarily to affiliated banks, American Express Company and the American Express joint ventures.

Due from/to Affiliates

As of December 31, 2015 and 2014, amounts due from affiliates were $0.6 billion and $2.2 billion, respectively. As of December 31, 2015 and 2014, amounts due to affiliates were $1.7 billion and $0.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of December 31 were as follows:

Table 6: Short-term Debt to Affiliates

(Millions)	2015	2014

AE Exposure Management Ltd.	$3,047	$2,851
American Express Europe LLC	1,163	831
American Express Travel Related Services Company, Inc.	599	—
American Express Swiss Holdings	389	403
American Express Holdings (Netherlands) C.V.	190	188
Amex Funding Management (Europe) Limited	51	61

Total	$5,439	$4,334

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $242 million and $212 million for the years ended December 31, 2015 and 2014, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Sources of Funds

Credco’s business is financed by borrowings consisting principally of issuances of U.S. dollar and foreign currency term debt, intercompany borrowings, and issuances of commercial paper, as well as cash provided through operations. Credco has not issued asset-backed securities (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to Consolidated Capital Resources and Liquidity — Funding Strategy, section below.

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Table 7: Weighted-Average Effective Interest Rate

Year	Weighted-Average Effective Interest Rate

2015	1.25%
2014	1.74%
2013	2.21%
2012	2.75%
2011	2.86%

Refer to Notes 4 and 9 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

Credco’s balance sheet management objectives are to maintain:

●	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

●

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

Table 8: Unsecured Debt Ratings

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

Short-term Funding Programs

Short-term borrowing, such as commercial paper, is defined as debt with an original maturity of 12 months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2015 and 2014, Credco had $2.1 billion and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.9 billion and $0.2 billion for the years ended December 31, 2015 and 2014, respectively.

Long-term Debt Programs

During 2015, Credco issued unsecured debt securities of approximately $6.6 billion with maturities ranging from 3 to 5 years. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco had the following long-term debt outstanding as of December 31:

Table 9: Long-Term Debt Outstanding

(Billions)	2015	2014
Long-term debt outstanding	$21.7	$24.3
Average long-term debt (a)	$22.9	$24.2

(a)	Average long-term debt outstanding during the twelve months ended December 31, 2015 and 2014, respectively.

Refer to Note 4 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of December 31, 2015 and 2014, Credco had $20.9 billion and $19.6 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.4 billion (AUD $6 billion). During 2015, no notes were issued under this program. As of December 31, 2015 and 2014, the entire amount of approximately $4.4 billion and $4.9 billion, respectively, of notes were available for issuance under this program and there were no outstanding notes as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. During 2015, no notes were issued under this program. As of December 31, 2015 and 2014, AECCC had $0.8 billion and $1.0 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

Table 10: 2015 Debt Issuances

(Billions)
Fixed Rate Senior Notes (coupon of 2.375 percent)	$1.7
Fixed Rate Senior Notes (coupon of 2.6 percent)	1.5
Fixed Rate Senior Notes (coupon of 1.8 percent)	0.9
Fixed Rate Senior Notes (coupon of 1.875 percent)	0.8
Floating Rate Senior Notes (3-month LIBOR plus 61 basis points)	0.5
Floating Rate Senior Notes (3-month LIBOR plus 105 basis points)	0.5
Floating Rate Senior Notes (3-month LIBOR plus 73 basis points)	0.4
Floating Rate Senior Notes (3-month LIBOR plus 78 basis points)	0.3
Total	$6.6

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During 2015 and 2014, Credco paid $115 million and $342 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of December 31, 2015, Credco was in compliance with all restrictive covenants contained in its debt agreements.

Liquidity Management

American Express, including Credco, incurs liquidity risk that arises in the course of its activities. The liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. American Express and its subsidiaries, including Credco, seek to maintain liquidity sources, even in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions, in amounts sufficient to meet their expected future financial obligations and businesses’ requirements for liquidity for a period of at least twelve months. General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy.

The liquidity risk exposure could arise from a wide variety of scenarios. The liquidity management strategy thus includes a number of elements, including, but not limited to:

●	Maintaining diversified funding sources;

●	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;

●	Projecting cash inflows and outflows under a variety of economic and market scenarios;

●	Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements; and

●	Incorporating liquidity risk management as appropriate into American Express’ capital adequacy framework.

Credco regularly accesses liquidity through its various funding programs, and maintains a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the American Express Issuance Trust II, as well as committed bank facilities.

As of December 31, 2015, Credco had cash and cash equivalents of approximately $173 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of December 31, 2015 of $3.0 billion, which expires on December 9, 2018. As of December 31, 2015, no amounts were drawn on the committed credit facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. On September 25, 2015, Credco repaid all outstanding loans on its Australian dollar credit facility and terminated the facility in accordance with its right to terminate prior to the termination date.

The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.

Table 11: Ratio of Earnings to fixed charges for Credco and Ratio of Earnings to combined fixed charges and preferred stock dividends for American Express

	Credco	American Express

2015	1.70	5.54
2014	1.63	6.22
2013	1.59	4.87

OFF-BALANCE SHEET ARRANGEMENTS

To mitigate counterparty credit risk related to derivatives, Credco accepted non-cash collateral in the form of security interests in U.S. Treasury securities from its derivatives counterparties with a fair value of nil and $40 million as of December 31, 2015 and 2014, respectively, none of which was sold or repledged.

RISK MANAGEMENT

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Enterprise-wide Risk Management Policy (Policy), approved by the Risk Committee of the American Express Board of Directors (the Risk Committee), along with its sub-policies governing individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk and asset/liability risk, as well as policies governing the launch of new products and services, third-party management and resolution planning. The Policy defines American Express’ risk appetite as well as governance over risk taking and the risk oversight processes across American Express. Risk appetite defines the authorized risk limits to control exposures well within American Express’ risk capacity even under stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.

The Risk Committee reviews and concurs in the appointment, replacement, performance and compensation of American Express’ Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks, transactions and exposures.

The Risk Committee reviews American Express’ credit risk profile as well as credit risk performance, trends and risk management capabilities.

The Risk Committee also reviews enterprise-wide operational risk trends, events and capabilities, with an emphasis on compliance, fraud, legal, process or control failures, information security, and privacy, as well as trends in market, funding, liquidity and reputational risks.

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

The Audit and Compliance Committee provides oversight of the American Express Internal Audit Group. The Audit and Compliance Committee reviews and concurs in the appointment, replacement, performance and compensation of American Express’ General Auditor and approves Internal Audit’s annual Audit Plan, charter, policies and budget. The Audit and Compliance Committee also receives regular updates on the Audit Plan’s status and results including significant reports issued by Internal Audit and the status of American Express’ corrective actions.

There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies across American Express, including Credco, with approval by the appropriate board committee. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, and provides guidance on the steps to monitor, control and report major risks. The ERMC is responsible for risk governance, risk oversight and risk appetite for all risks, which include individual credit risk, institutional credit risk, operational risk, compliance risk, reputational risk, market risk, asset liability management (ALM) risk, liquidity risk, model risk, and strategic and business risk.

As defined in the Policy, American Express follows the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, the Chief Credit Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense. The second line comprises independent functions overseeing risk taking activities of the first line. The Global Risk Oversight Officer and Market Risk Oversight Officer, the Chief Compliance & Ethics Officer, the Corporate Comptroller and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks.

American Express Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.

The Asset-Liability Committee, chaired by American Express’ Chief Financial Officer, is responsible for managing market, liquidity, asset/liability risk and capital.

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

To appropriately measure and manage operational risk, American Express has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the Risk Committee. The Operational Risk Management Committee (ORMC) provides governance for the operational risk framework and coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Lead Operational Risk Officers in the business units and staff groups, including Credco. To preserve independence, the Lead Operational Risk Officers for all business units, including Credco, report to American Express’ Chief Operational Risk Officer, who in turn reports to American Express’ Chief Risk Officer.

American Express uses the operational risk framework to identify, measure, monitor and report inherent and emerging operational risks. This framework, supervised by the ORMC, consists of (a) operational risk event capture, (b) a project office to coordinate issue management and control enhancements, (c) key risk indicators such as customer complaints or pre-implementation test metrics, and (d) process and entity-level risk assessments.

This framework requires the assessment of operational risk events to determine root causes, impact to customers and/or American Express, and resolution plan accountability to correct any defect, remediate customers, and enhance controls and testing to mitigate future issues. The impact on American Express is assessed from an operational, financial, brand, regulatory compliance and legal perspective.

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

American Express has a comprehensive Anti-Money Laundering program that monitors and reports suspicious activity to the appropriate government authorities. As part of that program, the Global Risk Oversight team provides independent risk assessment of the models and rules used by the Anti-Money Laundering team. In addition, the Internal Audit Group reviews the processes for practices consistent with regulatory guidance.

Market Risk Management Process

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:

●	Interest rate risk in its funding activities; and

●	Foreign exchange risk related to earnings, funding, transactions and investments in currencies other than the U.S. dollar.

American Express’ ALM and Market Risk policies establish the framework that guides and governs market risk management for American Express and its subsidiaries, including Credco, with clear quantitative limits and escalation triggers. These policies are approved by the Risk Committee of the American Express Board of Directors.

Market risk is managed by the American Express Market Risk Committee. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies and exposures for market risk and ALM activities as well as ensuring compliance with the Volcker Rule and other regulatory requirements. Market risk management is also guided and governed by policies covering the use of derivative financial instruments, funding, liquidity and investments.

Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 6 to Credco’s Consolidated Financial Statements.

Interest rate risk arises through the funding of Card Member receivables and Card Member loans purchased with variable-rate borrowings. Interest rate exposure can vary over time through, among other things, the proportion of Credco’s total funding provided by debt that is variable-rate. In addition, interest rate swaps are used from time to time to effectively convert debt issuance to (or from) variable rate from (or to) fixed rate.

Credco regularly reviews its interest rate exposure profile. Interest rate derivatives, primarily interest rate swaps, with notional amounts of approximately $16 billion and $15 billion were outstanding as of December 31, 2015 and 2014, respectively. These derivatives generally qualify for hedge accounting. A portion of the interest rate derivatives outstanding as of December 31, 2015 extends to 2020.

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

Foreign exchange exposures arise in two principal ways: 1) funding foreign currency Card Member receivables and loans in U.S. dollars and 2) Foreign currency (equity and earnings) in subsidiaries outside the United States.

Credco’s foreign exchange risk is managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pre-tax impacts from currency movements in the period in which they occur.

As of December 31, 2015 and 2014, foreign currency hedge instruments with total notional amounts of approximately $11 billion and $15 billion, were outstanding, respectively. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity qualify for hedge accounting.

With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2015.

Funding and Liquidity Risk Management Process

Liquidity risk is defined as the inability of Credco to meet its ongoing financial and business obligations as they become due at a reasonable cost.

American Express’ Liquidity Risk policy establishes the framework that guides and governs liquidity risk management.

Liquidity risk for American Express as a whole is managed by the Funding and Liquidity Committee. In addition, the Market Risk Oversight Officer provides independent oversight of liquidity risk management.

Liquidity is managed at an aggregate American Express level as well as at certain subsidiaries, including Credco, in order to ensure that sufficient and accessible liquidity resources are maintained. American Express manages liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that it can continuously meet its business requirements and expected future financing obligations for at least a 12-month period, even in the event it is unable to raise new funds under its regular funding programs during a substantial weakening in economic conditions. The Funding and Liquidity Committee reviews forecasts of American Express aggregate cash positions and financing requirements, approves funding plans designed to satisfy those requirements under normal and stressed conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken.

CRITICAL ACCOUNTING ESTIMATES

Refer to Note 1 to the Consolidated Financial Statements for a summary of Credco’s significant accounting policies. Certain of Credco’s accounting policies requiring significant management assumptions and judgments are as follows:

Reserves for Card Member Losses

Reserves for Card Member losses represent management’s best estimate of the probable losses inherent in Credco’s outstanding portfolio of Card Member receivables and loans, as of the balance sheet date. As of December 31, 2015, this estimate does not reflect Card Member receivables HFS.

In estimating these losses, American Express uses statistical and analytical models that analyze portfolio performance and reflect its judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods, and average losses over an appropriate historical period as well as expected future recoveries. American Express also considers whether to adjust the quantitative reserves for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member receivables and loans.

The process of estimating these reserves requires a high degree of judgment. To the extent historical credit experience, updated for any external and internal qualitative factors such as environmental trends, is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for Card Member losses in any quarter.

As of December 31, 2015, a 10 percent increase in Credco’s estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $12 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent Credco’s expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.

Fair Value Measurement

Credco holds derivative instruments that are carried at fair value on the Consolidated Balance Sheets. Management makes assumptions and judgments when estimating the fair values of these financial instruments.

In accordance with fair value measurement and disclosure guidance, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date based on the principal or, in the absence of a principal, most advantageous market for the specific asset or liability. The disclosure guidance establishes a three-level hierarchy of inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3). Credco did not have any Level 3 financial instruments measured on a recurring basis during the year ended December 31, 2015.

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

To mitigate credit risk arising from Credco’s derivative instruments, counterparties are required to be pre-approved and rated as investment grade. In addition, Credco manages certain counterparty credit risks by exchanging cash and non-cash collateral under executed credit support agreements. The non-cash collateral does not reduce the derivative balance included in Other assets on the Consolidated Balance Sheets, but effectively reduces risk exposure as it is available in the event of counterparty default. Based on the assessment of credit risk of Credco’s derivative counterparties, Credco does not have derivative positions that warrant credit valuation adjustments.

In the measurement of fair value for Credco’s derivative instruments, although the underlying inputs used in the pricing models are readily observable from actively quoted markets, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value.

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

In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether, and the extent to which, a tax position should be sustained. A tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits. The amount of tax benefit recognized is the largest benefit that management believes is more likely than not to be realized on ultimate settlement. As new information becomes available, Credco evaluates its tax positions, and adjusts its unrecognized tax benefits, as appropriate.

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

OTHER MATTERS

Accounting Developments

Refer to the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:

●

credit trends, which will depend in part on the economic environment, including, among other things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;

●

the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of Card Member receivables and loans, and operational risk;

●	fluctuations in foreign currency exchange rates;

●	negative changes in Credco’s credit ratings, which could result in decreased liquidity and higher borrowing costs;

●

changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by bank regulators relating to certain credit and charge card practices;

●	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;

●	the impact on American Express’ business resulting from continuing geopolitical uncertainty;

●

the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the DOJ and certain states’ attorneys general); and

●

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Credco’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Credco;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Credco are being made only in accordance with authorizations of management and directors of Credco; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Credco’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2015. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2015, Credco’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of American Express Credit Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company has entered into significant related party transactions with its affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 14, 2016

(Item 15 (a))

AMERICAN EXPRESS CREDIT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2015	2014	2013
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$479	$502	$547
Interest income from affiliates and other	246	384	414
Finance revenue	30	43	46
Total revenues	755	929	1,007
Expenses
Provisions for losses	165	202	148
Interest expense	350	496	590
Interest expense to affiliates	10	6	7
Other, net	(22)	(93)	(88)
Total expenses	503	611	657
Pretax income	252	318	350
Income tax provision (benefit)	38	(35)	(96)
Net income	$214	$353	$446

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2015	2014	2013

Net income	$214	$353	$446
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(369)	(309)	(486)

Other comprehensive loss	(369)	(309)	(486)

Comprehensive (loss) income	$(155)	$44	$(40)

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2015	2014

Assets
Cash and cash equivalents	$173	$74
Card Member receivables held for sale	24	—
Card Member receivables, less reserves: 2015, $114; 2014, $94	17,493	14,413
Card Member loans, less reserves: 2015, $4; 2014, $3	431	398
Loans to affiliates and other	14,262	15,303
Due from affiliates	615	2,206
Other assets	287	446

Total assets	$33,285	$32,840

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$2,120	$769
Short-term debt to affiliates	5,439	4,334
Long-term debt	21,725	24,282

Total debt	29,284	29,385
Due to affiliates	1,727	888
Accrued interest and other liabilities	155	178

Total liabilities	$31,166	$30,451

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,114	3,015
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax: 2015, $232; 2014, $92	(1,156)	(787)

Total accumulated other comprehensive loss	(1,156)	(787)

Total shareholder’s equity	2,119	2,389

Total liabilities and shareholder’s equity	$33,285	$32,840

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2015	2014	2013

Cash Flows from Operating Activities
Net income	$214	$353	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	165	202	148
Amortization of underwriting expense	30	24	20
Deferred taxes	8	(17)	9
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(262)	44	(199)
Other operating assets and liabilities	458	(455)	(675)

Net cash provided by (used in) operating activities	613	151	(251)

Cash Flows from Investing Activities
Net (increase) decrease in Card Member receivables and loans, including held for sale	(3,592)	(251)	936
Net decrease (increase) in loans to affiliates and other	152	(4,746)	1,210
Net decrease in due from affiliates	2,605	662	6

Net cash (used in) provided by investing activities	(835)	(4,335)	2,152

Cash Flows from Financing Activities
Net increase in short-term debt	1,351	569	179
Net increase (decrease) in short-term debt to affiliates	1,112	798	(524)
Issuance of long-term debt	6,522	7,509	3,549
Principal payments on long-term debt	(8,545)	(4,355)	(4,845)
Dividends paid	(115)	(342)	(441)

Net cash provided by (used in) financing activities	325	4,179	(2,082)

Effect of foreign currency exchange rates on cash and cash equivalents	(4)	(7)	(8)

Net increase (decrease) in cash and cash equivalents	99	(12)	(189)
Cash and cash equivalents at beginning of year	74	86	275

Cash and cash equivalents at end of year	$173	$74	$86

Supplemental cash flow information
Non-cash investing activities

Transfer of Card Member receivables, during the fourth quarter of 2015, to Card Member receivables held for sale, net of reserves.	$21	$—	$—

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Accumulated
			Additional	Other
Three Years Ended December 31, 2015		Common	Paid-in	Comprehensive	Retained
(Millions)	Total	Stock	Capital	(Loss) Income	Earnings

Balances as of December 31, 2012	$3,168	$—	$161	$8	$2,999
Net income	446				446
Other comprehensive loss	(486)			(486)
Cash dividends paid	(441)				(441)

Balances as of December 31, 2013	2,687	—	161	(478)	3,004
Net income	353				353
Other comprehensive loss	(309)			(309)
Cash dividends paid	(342)				(342)

Balances as of December 31, 2014	2,389	—	161	(787)	3,015
Net income	214				214
Other comprehensive loss	(369)			(369)
Cash dividends paid	(115)				(115)

Balances as of December 31, 2015	$2,119	$—	$161	$(1,156)	$3,114

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

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency are reported net in Credco’s Consolidated Statements of Income, in interest expense or other expenses, depending on the nature of the activity. Net foreign currency transaction gains amounted to approximately $14 million, $87 million and $91 million in 2015, 2014 and 2013, respectively.

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

Discount Revenue Earned from Purchased Card Member Receivables and Loans

Credco earns discount revenue from purchasing Card Member receivables and loans at a discount to par value. The discount is deferred and recognized as revenue over the period that the receivables and loans are estimated to be outstanding or funded. Estimates are based on the historical average life of Card Member receivables and loans.

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

Card Member Receivables Held For Sale

During the fourth quarter of 2015, American Express determined it would sell certain of its Card Member loans and receivables related to its cobrand partnerships. One of those partnerships, Costco Wholesale Corporation (Costco) in the United States directly impacts Credco. As a result of the determination, Credco transferred Card Member receivables related to the Costco portfolio (the HFS portfolio) purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in the form of participation interest as Card Member receivables held for sale on its Consolidated Balance Sheets. This portfolio was transferred at the net carrying amount, inclusive of the related reserves for losses, which approximates the lower of cost or fair value in the aggregate, and which will also be the measurement basis applied until consummation of the sales.

On February 29, 2016, American Express announced that it had entered into an agreement to sell its Costco U.S. cobranded card portfolio to Citibank N.A.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Significant Accounting Policies

The following table identifies Credco’s other significant accounting policies, the Note and page where the Note can be found.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017, permitted. Credco does not intend to adopt the new standard early and continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The standard, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. Credco is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

Classification of Various Items

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on Credco’s financial position, results of operations or cash flows.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015.

Card Member Receivables

Card Member receivables represent amounts due on American Express charge card products. For American Express, the Card Member receivables are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics, a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for American Express. Charge Card Members generally must pay the full amount billed each month.

Credco records these Card Member receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The net volume of Card Member receivables purchased during the years ended December 31, 2015, 2014 and 2013 was approximately $220 billion, $213 billion and $210 billion, respectively. Card Member receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 3). Card Member receivables also include participation interests purchased from an affiliate. Participation interests in Card Member receivables represent undivided interests in the cash flows of the non-interest-earning Card Member receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII), a wholly owned subsidiary of TRS that receives undivided, pro rata interests in Card Member receivables transferred to the American Express Issuance Trust (the Charge Trust), by TRS. The Charge Trust is a special purpose entity that is consolidated by TRS. As of December 31, 2015 and 2014, CRC owned approximately $4.1 billion and $2.8 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.

Card Member receivables as of December 31, 2015 and 2014 consisted of:

(Millions)	2015		2014
U.S. Card Services	$	4,096	$	2,755
International Card Services (a)		2,175		1,316
Global Commercial Services		11,336		10,436

Card Member receivables (b)		17,607		14,507
Less: Reserve for losses		114		94

Card Member receivables, net (c)	$	17,493	$	14,413

(a)	International is comprised of consumer and small business services.
(b)	Net of deferred discount revenue totaling $22 million and $16 million as of December 31, 2015 and 2014, respectively.
(c)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Card Member Loans

Card Member loans represent revolving amounts due on American Express cards. For American Express lending card products, these Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant, as well as amounts due from charge Card Members who utilize the lending-on-charge feature on their account and elect to revolve a portion of the outstanding balance by entering into a revolving payment arrangement with American Express. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that Card Members choose to revolve are subject to finance charges.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credco records these Card Member loans at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The net volume of Card Member loans purchased during the years ended December 31, 2015, 2014 and 2013 was $4 billion each. Card Member loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 3), and include principal, accrued interest and fees receivable. American Express’ policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that will not be collected.

Card Member loans as of December 31, 2015 and 2014 consisted of:

(Millions)	2015	2014
International Card Services	$435	$401
Less: Reserve for losses	4	3

Card Member loans, net (a)	$431	$398

(a)	Card Member loans modified in a TDR program were immaterial.

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of December 31, 2015 and 2014:

			30-59		60-89
			Days		Days		90+ Days
2015(Millions)	Current		Past Due		Past Due		Past Due	Total
Card Member Receivables:
U.S. Card Services	$4,066		$11		$7		$12	$4,096
International Card Services	2,148		10		5		12	2,175
Global Commercial Services (a)	(b	)	(b	)	(b	)	93	11,336

Card Member Loans:
International Card Services	$432		$1		$1		$1	$435

			30-59		60-89
			Days		Days		90+ Days
2014(Millions)	Current		Past Due		Past Due		Past Due	Total
Card Member Receivables:
U.S. Card Services	$2,729		$12		$5		$9	$2,755
International Card Services	1,296		8		4		8	1,316
Global Commercial Services (a)	(b	)	(b	)	(b	)	89	10,436

Card Member Loans:
International Card Services	$399		$1		$—		$1	$401

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2015		2014
	Net Write-off Rate (a)	30+ Days Past Due as a % of Total	Net Write-off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
U.S. Card Services	0.85%	0.73%	1.03%	0.94%
International Card Services	1.54	1.24	1.88	1.52
Card Member Loans:
International Card Services	1.02%	0.69%	0.89%	0.50%
	2015		2014
	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services	0.07%	0.82%	0.07%	0.85%

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

Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for losses on Card Member receivables and loans. These external factors include employment, spend, sentiment, housing and credit, and changes in the legal and regulatory environment, while the internal factors include increased risk in certain portfolios, impact of risk management initiatives, changes in underwriting requirements and overall process stability. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of Card Member receivables or loans and net write-off coverage ratios.

Card Member receivables and loans balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member receivables and loans in bankruptcy or owed by deceased individuals are generally written off upon notification, and recoveries are recognized as they are collected.

This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2015	2014	2013
Balance, January 1	$94	$76	$83
Provisions	160	194	145
Other credits (a)	32	15	41
Net write-offs (b)	(157)	(166)	(148)
Other debits (c)(d)	(15)	(25)	(45)

Balance, December 31	$114	$94	$76

(a)

Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $5.8 billion, $3.4 billion and $7.7 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Net of recoveries of $100 million, $98 million and $110 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(c)

Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables sold to the joint ventures that issue American Express cards in certain countries (American Express joint ventures) following the termination of the agreements to purchase Card Member receivables in the third quarter of 2014. Sales of these participation interests and Card Member receivables totaled $2.6 billion, $3.2 billion and $9.1 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(d)	2015 includes the impact of the transfer of reserves relating to the HFS portfolio, which was not significant.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2015	2014	2013
Balance, January 1	$3	$4	$5
Provisions	5	8	3
Net write-offs (a)	(4)	(4)	(4)
Other debits (b)	—	(5)	—

Balance, December 31	$4	$3	$4

(a)	Net of recoveries of $1 million, $4 million and $5 million for years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Primarily reserve balances applicable to sales of Card Member loans to the American Express joint ventures following the termination of the agreements to purchase Card Member loans in the third quarter of 2014. Card Member loans sold totaled nil and $183 million for the year ended December 31, 2015 and 2014, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2015		2014
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt	Outstanding Balance	Year-End Stated Rate on Debt
Commercial paper	$2,120	0.38%	$769	0.29%
Total	$2,120	0.38%	$769	0.29%

Credco paid interest on short-term debt obligations of $3.5 million, $0.3 million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

		2015					2014
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)
Fixed Rate Senior Notes	2016-2020	$16,469		2.16%	1.28%		$16,260		2.26%	1.22%
Floating Rate Senior Notes	2016-2020	5,300		0.98	—		4,400		0.82	—
Borrowings under Bank Credit Facilities		—		—	—%		3,672		4.25	—%
Unamortized Underwriting Fees		(44)					(50)

Total Long-Term Debt		$21,725		1.87%			$24,282		2.3%

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

(b)	For floating-rate issuances, the stated and effective interest rates are weighted based on outstanding balances and floating rates in effect as of December 31, 2015 and 2014.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate annual maturities of long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2015 were as follows:

(Millions)
2016	$4,931
2017	4,900
2018	3,614
2019	4,150
2020	4,150

Total	21,745
Unamortized Underwriting Fees	(44)
Unamortized Discount and Premium	(10)
Impacts due to Fair Value Hedge Accounting	34

Total Long-Term Debt	$21,725

As of December 31, 2015, Credco maintained a bank line of credit of $3.0 billion compared to bank lines of credit of $6.7 billion as of December 31, 2014. Of the total credit lines, $3.0 billion was undrawn as of both December 31, 2015 and 2014. These undrawn amounts support commercial paper borrowings and contingent funding needs. Credco paid $25.8 million and $40.6 million in fees to maintain these lines for the years ended December 31, 2015 and 2014, respectively. The availability of the credit line is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2015, Credco’s ratio of earnings to fixed charges was 1.70.

These committed facilities do not contain material adverse change clauses that would preclude borrowing under the credit facilities. Additionally, the facilities may not be terminated should there be a change in Credco’s credit ratings.

Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.3 billion, $0.5 billion and $0.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Derivatives and Hedging Activities

Credco uses derivative financial instruments (derivatives) to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rates and foreign exchange rates, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not transact in derivatives for trading purposes.

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk related to earnings, funding, transactions and investments in currencies other than the U.S. dollar.

American Express centrally monitors market risks using market risk limits and escalation triggers as defined in its Asset/Liability Management Policy.

Interest rate exposure within charge card and lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors. As of December 31, 2015 and 2014, Credco did not have any designated cash flow hedges.

Foreign exchange risk is generated by funding foreign currency Card Member receivables and loans with U.S. dollars, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate Credco’s exposure to specific currencies. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through the use of foreign exchange forwards executed either by Credco or TRS.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to an uncollateralized derivative exposure. The risk is managed by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade and counterparty risk exposures are centrally monitored.

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

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of December 31, 2015 and 2014, Credco does not have derivative positions that warrant credit valuation adjustments.

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

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Accrued Interest and Other Liabilities Fair Value
(Millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts Fair value hedges	$64	$90	$9	$4
Foreign exchange contracts Net investment hedges	30	186	13	—

Total derivatives designated as hedging instruments	94	276	22	4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	62	73	33	49

Total derivatives, gross	156	349	55	53

Less: Cash collateral netting (a)	(53)	(63)	—	—

Derivative asset and derivative liability netting (b)	(33)	(50)	(33)	(50)

Total derivatives, net (c)	$70	$236	$22	$3

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. From time to time, Credco also receives non-cash collateral from counterparties in the form of security interests in U.S. Treasury securities, which reduces Credco’s risk exposure, but does not reduce the net exposure on Credco’s Consolidated Balance Sheets. Credco had such non-cash collateral, with a fair value of $40 million as of December 31, 2014, none of which was sold or repledged. Credco did not have any such non-cash collateral as of December 31, 2015. Additionally, Credco posted $128 million and $91 million as of December 31, 2015 and 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of Credco’s derivative assets and liabilities as of December 31, 2015 and 2014 are subject to master netting agreements with its derivative counterparties. As noted previously, Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when Credco enters into the contracts. In accordance with its risk management policies, Credco structures its hedges with terms similar to those of the item being hedged. Credco formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, Credco will discontinue the application of hedge accounting.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge Credco’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of December 31, 2015 and 2014, Credco hedged $15.9 billion and $14.7 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of Other expenses. Hedge ineffectiveness may be caused by differences between a debt instrument’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR, as well as between the overnight indexed swap (OIS) and 1-month LIBOR, as spreads between these rates may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt.

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

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s fair value hedges of its fixed-rate long-term debt for the years ended December 31:

	Gains (losses) recognized in income
(Millions)	Derivative contract				Hedged item				Net hedge
Derivative	Income Statement	Amount			Income Statement	Amount			ineffectiveness
relationship	Line Item	2015	2014	2013	Line Item	2015	2014	2013	2015	2014	2013
Interest rate contracts	Other expenses	$(31)	$(93)	$(224)	Other expenses	$44	$101	$218	$13	$8	$(6)

Credco also recognized a net reduction in interest expense on long-term debt of $177 million, $187 million and $235 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment was $235 million, $162 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively, with any ineffective portion recognized in Other expenses during the period of change. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income for the years ended December 31, 2015, 2014 and 2013.

Derivatives Not Designated as Hedges

Credco has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, Credco also may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Credco’s derivatives not designated as hedges for the years ended December 31:

	Pretax gains (losses)
		Amount
Description (Millions)	Income Statement Line Item	2015	2014	2013
Foreign exchange contracts	Other expenses	$(5)	$133	$78

Total		$(5)	$133	$78

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

•

Level 3 – Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2015 and 2014, there were no significant transfers between levels.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:

(Millions)	2015	2014
Assets:
Derivatives (a)	$156	$349

Total assets	156	349

Liabilities:
Derivatives (a)	55	53

Total liabilities	$55	$53

(a)	Refer to Note 6 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table), Credco applies the following valuation techniques:

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2015 and 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2015 and 2014, respectively, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.4	$18.4	$0.2	(a)	$18.2	$—
Card Member receivables HFS	(b)	(b)	—		(b)	—
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—		—	0.4
Loans to affiliates and other	14.3	14.3	—		11.3	3.0
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.4	9.4	—		9.4	—
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$21.8	$—		$21.8	$—

(a)	Reflects cash and due from banks.
(b)	Reflects carrying value and the associated fair value of Card Member receivables HFS of $24 million, but does not include any fair value associated with the Card Member account relationships.

	Carrying	Corresponding Fair Value Amount
2014 (Billions)	Value	Total	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$16.8	$16.8	$16.8	$—
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—	0.4
Loans to affiliates and other	15.3	15.2	12.3	2.9
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.0	6.0	6.0	—
Financial liabilities carried at other than fair value
Long-term debt	$24.3	$24.5	$24.5	$—

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2015 and 2014, respectively, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For the financial assets and liabilities that are not required to be carried at fair value on a recurring basis (categorized in the valuation hierarchy table), Credco applies the following valuation techniques to measure fair value:

Financial Assets For Which Carrying Values Equal Or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, Card Member receivables HFS, Card Member receivables, due from affiliates, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

Financial Assets Carried At Other Than Fair Value

Card Member loans

Card Member loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for Credco’s Card Member loans, Credco uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar credit card loans and the lack of observable pricing inputs thereof, Credco uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income (inclusive of future interest payments), estimated pay-down rates, discount rates and relevant credit costs.

Loans to affiliates and other

Loans to affiliates and other are recorded at historical cost on the Consolidated Balance Sheets. In estimating the fair value for Credco’s loans to affiliates and other, Credco uses discounted cash flow models. For loans to affiliates collateralized by Card Member loans, Credco derives the value of the loans based on the fair value of the underlying collateral used to finance the loans using a discounted cash flow model with inputs as detailed above (Card Member loans), and as such is classified as Level 3. For the remaining loans to affiliates and other, the models use market observable interest rates and adjust those rates for necessary risks.

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

Nonrecurring Fair Value Measurements

Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2015 and 2014.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Variable Interest Entity

Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity in accordance with accounting guidance governing consolidation of VIEs. Total assets as of December 31, 2015 and 2014 were $1.7 billion and $2.1 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of December 31, 2015 and 2014 were $1.7 billion and $2.0 billion, respectively. As of December 31, 2015 and 2014, $809 million and $969 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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

In 2015, 2014 and 2013, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $227 billion, $221 billion and $223 billion, respectively. In 2015, 2014 and 2013, Credco sold Card Member receivables and participating interests to affiliates totaling $2.6 billion, $2.8 billion and $9.1 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $479 million, $502 million and $547 million for the years ended December 31, 2015, 2014 and 2013, respectively. The receivables agreements require TRS and its subsidiaries to perform accounting, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

As of December 31, 2015 and 2014, CRC owned approximately $4.1 billion and $2.8 billion, respectively, of participation interests purchased from RFC VIII.

Other transactions with affiliates as of or for the years ended December 31, were as follows:

(Millions, except percentages)	2015	2014	2013
Loans to affiliates and other	$14,262	$15,303	$11,340
Average interest rate on loans to affiliates and other	1.81%	2.69%	3.54%
Due from affiliates	$615	$2,206	$3,380
Short-term debt to affiliates	5,439	4,334	3,583
Average interest rate on short-term debt to affiliates	0.19%	0.15%	0.16%
Maximum month-end level of borrowings during the year	$5,439	$5,029	$6,673
Due to affiliates	1,727	888	1,323
Maximum month-end level of loans to affiliates during the year	17,711	18,695	13,507
Interest income from affiliates and other	246	384	414
Interest expense to affiliates	10	6	7
Other, net expense from affiliates	$1	$(3)	$(9)

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by American Express Company, other wholly owned subsidiaries of TRS and the American Express joint ventures. Revenue earned from loans to affiliates and other is recorded as interest income from affiliates and other in the Consolidated Statements of Income. As of December 31, 2015 and 2014, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates and other as of December 31 were as follows:

(Millions)	2015	2014
American Express Company	$6,923	$5,937
American Express Services Europe Limited	2,981	3,075
Amex Bank of Canada	1,770	2,581
American Express Australia Limited	1,193	2,693
American Express Co. (Mexico) S.A. de C.V.	778	495
American Express Bank (Mexico) S.A.	337	382
American Express International, Inc.	110	100
American Express International (NZ) Inc.	95	—
Amex (Saudi Arabia) Limited	75	28
Alpha Card S.C.R.L./C.V.B.A.	—	12

Total (a)	$14,262	$15,303

(a)

As of December 31, 2015, approximately $3.6 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $10.7 billion were uncollateralized loans primarily to affiliated banks, American Express Company and the American Express joint ventures. As of December 31, 2014, approximately $5.2 billion of total loans to affiliates and other were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse and the remaining $10.1 billion were uncollateralized loans primarily to affiliated banks, American Express Company and the American Express joint ventures.

Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2015	2014
AE Exposure Management Ltd.	$3,047	$2,851
American Express Europe LLC	1163	831
American Express Travel Related Services Company, Inc.	599	—
American Express Swiss Holdings	389	403
American Express Holdings (Netherlands) C.V.	190	188
American Express Funding Management (Europe) Limited	51	61

Total	$5,439	$4,334

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $242 million, $212 million and $138 million for the years ended December 31, 2015, 2014 and 2013, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Changes in Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three years ended December 31 were as follows:

(Millions), net of tax (a)	Foreign Currency Translation Adjustments
Balances as of December 31, 2012	$8

Net translation loss of investments in foreign operations	(501)
Net gains related to hedges of investment in foreign operations	15

Net change in accumulated other comprehensive loss	(486)

Balances as of December 31, 2013	(478)

Net translation loss of investments in foreign operations	(471)
Net gains related to hedges of investment in foreign operations	162

Net change in accumulated other comprehensive loss	(309)

Balances as of December 31, 2014	(787)

Net translation loss of investments in foreign operations	(604)
Net gains related to hedges of investment in foreign operations	235

Net change in accumulated other comprehensive loss	(369)

Balances as of December 31, 2015	$(1,156)

(a)	The following table shows the tax impact for the three years ended December 31 for the changes in each component of Accumulated Other Comprehensive Loss:

	Tax expense
(Millions)	2015	2014	2013
Foreign currency translation adjustments	$—	$30	$—
Net investment hedges	140	96	9

Total tax impact	$140	$126	$9

No amounts were reclassified out of Accumulated Other Comprehensive Loss into the Consolidated Statements of Income for the year ended December 31, 2015.

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

The components of income tax expense (benefit) for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2015	2014	2013
Current income tax expense (benefit):
U.S. federal	$15	$(22)	$(122)
U.S. state and local	(4)	(23)	(5)
Non-U.S.	20	22	21

Total current income tax expense (benefit)	31	(23)	(106)

Deferred income tax (benefit) expense:
U.S. federal	(5)	—	—
Non-U.S.	12	(12)	10

Total deferred income tax expense (benefit)	7	(12)	10

Total income tax expense (benefit)	$38	$(35)	$(96)

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31 was as follows:

	2015	2014	2013
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
State and local income taxes, net of federal benefit	—	(0.3)	(0.6)
Non-U.S. subsidiaries earnings (a)	(25.5)	(38.4)	(39.2)
Tax Settlements (b)	(0.4)	(4.4)	(22.9)
All other (c)	6.0	(3.0)	0.3

Actual tax rate	15.1%	(11.1)%	(27.4)%

(a)

Results for all years include recurring permanent tax benefits in relation to the level of pretax income. Expenses in the United States are attracting a 35 percent statutory benefit whereas foreign earnings are taxed at lower rates and are indefinitely reinvested. Credco’s effective tax rate reflects the favorable impact of the tax benefit related to its ongoing funding activities outside of the United States. The lower tax benefit in 2015 is due to an unfavorable change in the geographic mix of earnings.

(b)	The tax rate reflects favorable resolution of certain prior years’ tax items.
(c)	The 2015 tax rate reflects the impact of 2014 tax returns filed in 2015.

The results for the year ended December 31, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credco generated pre-tax net operating losses in jurisdictions outside the United States that totaled approximately nil and $43 million for December 31, 2015 and 2014, respectively. The reduction is due to current year utilization of the net operating loss and adjustments arising from the 2014 tax return filed in 2015.

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2015	2014
Deferred tax assets:
Reserves not yet deducted for tax purposes	$28	$27
State income taxes	11	12
Net operating losses	—	13
Other	2	—

Gross deferred tax assets	41	52

Deferred tax liabilities:
Investment in foreign subsidiaries	1	4

Gross deferred tax liabilities	1	4

Net deferred tax assets	$40	$48

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $4.8 billion as of December 31, 2015, are intended to be permanently reinvested outside the United States. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $1.6 billion as of December 31, 2015, have not been provided on those earnings.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in unrecognized tax benefits:

(Millions)	2015	2014	2013
Balance, January 1	$364	$481	$757
Increases:
Current year tax positions	2	2	19
Tax positions related to prior years	1	1	1
Decreases:
Tax positions related to prior years	(152)	(113)	(290)
Settlements with tax authorities	—	(7)	—
Lapse of statute of limitations	(4)	—	(6)

Balance, December 31	$211	$364	$481

Included in the unrecognized tax benefits of $211 million, $364 million and $481 million for December 31, 2015, 2014 and 2013, respectively, are approximately $14 million, $16 million and $23 million, respectively that if recognized, would favorably affect the effective tax rate in a future period.

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $6 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Resolution of the prior years’ items that comprise this amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2015, 2014 and 2013, Credco recognized tax benefits of approximately $1 million, $10 million and $7 million, respectively, related to interest and penalties. Credco has approximately $42 million and $21 million accrued for the payment of interest and penalties as of December 31, 2015 and 2014, respectively.

Current taxes due from/to affiliates included current federal and state taxes receivable from American Express of $44 million as of December 31, 2015, and current federal and state taxes payable to American Express of $118 million as of December 31, 2014.

Net income taxes paid by Credco during 2015 were $332 million and refunded to Credco during 2014 were $46 million.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Significant Credit Concentrations

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Credco’s total credit exposure. Credco’s primary credit exposure, Card Member receivables and loans and loans to affiliates and other, is diversified among its affiliated companies with Card Members that operate in diverse industries, economic sectors and geographic regions.

The following table details Credco’s maximum credit exposure by category, including the credit exposure associated with derivative financial instruments, as of December 31:

(Billions)	2015	2014
On-balance sheet:
Individuals (a)	$7	$4
Financial institutions (b)	1	1
Loans to affiliates and other	14	15
Due from affiliates	1	2
All other (c)	10	11

Total on-balance sheet (d)	$33	$33

(a)	Individuals primarily include Card Member receivables and loans, including the HFS portfolio.

(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.

(c)	All other primarily includes Card Member receivables from other corporate institutions.

(d)	Certain distinctions between categories require management judgment.

As of December 31, 2015 and 2014, Credco’s most significant concentration of credit risk was with individuals and corporate institutions, including Card Member receivables and loans. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details Credco’s Card Member receivables and loans exposure in the United States and outside the United States as of December 31:

(Billions)	2015	2014
United States (a)	$13	$12
Outside the United States	5	3

Total (b)(c)	$18	$15

(a)	Includes Card Member receivables HFS as of December 31, 2015.

(b)	Represents Card Member loans to individuals as well as receivables from individuals and corporate institutions as discussed in footnotes (a) and (c) from the previous table.

(c)

The remainder of Credco’s on-balance sheet exposure includes cash and cash equivalents, loans to affiliates and other, due from affiliates and other assets including the credit exposure associated with derivative financial instruments. The majority of these balances are outside the United States.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Geographic Regions

Credco is principally engaged in the business of financing the Card Member receivables and loans of its affiliates. Management makes operating decisions and assesses performance based on an ongoing review of these financing activities, which constitute Credco’s only operating segment for financial reporting purposes.

The following table presents Credco’s revenues and pretax income in different geographic regions:

(Millions)	2015(a)	2014(a)	2013(a)
Revenues
United States	$442	$524	$538
Outside the United States	313	405	469

Consolidated	$755	$929	$1,007

Pretax income
United States	$111	$165	$191
Outside the United States	141	153	159

Consolidated	$252	$318	$350

(a)	The data in the above table is, in part, based upon internal allocations, which necessarily involve management’s judgment.

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2015 and 2014 are summarized as follows:

(Millions)	2015				2014
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$180	$187	$193	$195	$210	$232	$246	$241
Pretax income	68	45	69	70	69	86	88	75
Net income	$58	$39	$49	$68	$89	$87	$99	$78

Pretax income for the three months ended September 30, 2015 reflects out-of-period correction that decreased expenses by $20.1 million. The correction relates to incorrect mark-to-market valuation of spot trades reflected in June 30, 2015 results. None of the current or prior period financial statements were materially misstated as a result of this error.

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

“Management’s Report on Internal Control over Financial Reporting” which sets forth management’s evaluation of internal control over financial reporting is set forth in “Financial Statements and Supplementary Data.”

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

During the year ended December 31, 2015, American Express Global Business Travel booked three hotel reservations at Homa Hotel Tehran, one hotel reservation at Esteghlal Grand Hotel and two hotel reservations at Esteghlal East Wing Hotel. In addition, certain third-party service providers obtained approximately 40 visas from Iranian embassies and consulates around the world during the year ended December 31, 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel and American Express Travel & Lifestyle Services (TLS) clients. American Express and American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed American Express that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the year ended December 31, 2015 it obtained 92 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of its clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

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

The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2015.

Each year, the Audit and Compliance Committee reviews the accountants’ qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2014, resulting in the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for Credco for the year beginning January 1, 2015.

Audit Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $1,052,504 and $850,914 for the years ended December 31, 2015 and 2014, respectively.

Audit-Related Fees

Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2015 or 2014.

Tax Fees

Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2015 or 2014.

All Other Fees

Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2015 or 2014.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm are subject to the specific pre-approval of the Audit and Compliance Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit and Compliance Committee in accordance with pre-approval procedures established by the Committee. In accordance with SEC rules, the Audit and Compliance Committee’s pre-approval procedures have two different approaches to pre-approving audit and permitted non-audit services provided by Credco’s independent registered public accounting firm. Proposed services may be pre-approved pursuant to procedures established by the Audit and Compliance Committee that are detailed as to a particular class of service without consideration by the Committee of the specific case-by-case services to be performed if the relevant services are predictable and recurring. Credco refers to this pre-approval method as “general pre-approval”. If a class of service has not received general pre-approval, the service will require specific pre-approval by the Audit and Compliance Committee before such service is provided by Credco’s independent registered public accounting firm. All such services provided by Credco’s independent registered public accounting firm have been pre-approved in accordance with these procedures. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the Comptroller of American Express and then submitted for approval to the Audit and Compliance Committee of American Express (or, should a time-sensitive need arise, to its chairman) prior to beginning any services.

Other Transactions with PricewaterhouseCoopers LLP

American Express has a number of business relationships with individual member firms of the worldwide PricewaterhouseCoopers organization. American Express subsidiaries provide card services to some of these firms, and these firms pay fees to American Express subsidiaries. These services are in the normal course of business, and American Express provides them pursuant to arrangements that American Express offers to other similar clients.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		See Index to the Financial Statements on page 33.

	2.	Exhibits:

		See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: March 14, 2016	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2016	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: March 14, 2016	By	/s/ David L. Fabricant
David L. Fabricant
Chief Accounting Officer

Date: March 14, 2016	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date: March 14, 2016	By	/s/ Peter C. Sisti
Peter C. Sisti
Director

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How filed

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of September 1, 1987	Incorporated by reference to Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 dated September 2, 1987 (File No. 33-16874).

4(b)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(c)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(l)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(m)	Form of Permanent Global Fixed Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(s) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(n)	Form of Permanent Global Floating Rate Senior Note, Series B	Incorporated by reference to Exhibit 4(t) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 21, 2001.

4(o)	Form of Senior Floating Rate Note Extendible Liquidity Securities® (EXLs®)	Incorporated by reference to Exhibit 4(u) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated February 6, 2003.

4(p)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(q)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(r)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(s)	Form of Permanent Global Registered Fixed Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(t)	Form of Permanent Global Registered Floating Rate Senior Note, Series C	Incorporated by reference to Exhibit 4(m) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(u)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(v)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 23, 2009.

4(w)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(x)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(y)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(z)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(aa)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(bb)	Form of Medium-Term Note – Master Note relating to the Registrant’s InterNotes® program	Incorporated by reference to Exhibit 4(l) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(cc)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(dd)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(ee)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124)

4(ff)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124)

4(gg)	The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.