Form 10-Q
period 2016-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2016-05-09
CIK 4969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016

Common Stock (par value $0.10 per share)	1,504,938 Shares

AMERICAN EXPRESS CREDIT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND RETAINED EARNINGS

(Unaudited)

Three Months Ended March 31 (Millions)	2016	2015

Revenues
Discount revenue earned from purchased Card Member receivables and loans	$120	$109
Interest income from affiliates and other	51	79
Finance revenue	9	7

Total revenues	180	195

Expenses
Provisions for losses	36	40
Interest expense	77	100
Interest expense to affiliates	5	2
Other, net	5	(17)

Total expenses	123	125

Pretax income	57	70
Income tax provision	6	2

Net income	51	68
Retained earnings at beginning of period	3,114	3,015
Dividends	—	(36)

Retained earnings at end of period	$3,165	$3,047

See Notes to Consolidated Financial Statements.

1

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2016	2015

Net income	$51	$68
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax: 2016, $(30); 2015, $38	53	(125)

Other comprehensive income (loss)	53	(125)

Comprehensive income (loss)	$104	$(57)

See Notes to Consolidated Financial Statements.

2

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$220	$173
Card Member receivables held for sale	24	24
Card Member receivables, less reserves: 2016, $118; 2015, $114	18,542	17,493
Card Member loans, less reserves: 2016, $5; 2015, $4	419	431
Loans to affiliates and other	10,393	14,262
Due from affiliates	1,120	615
Other assets	218	287

Total assets	$30,936	$33,285

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$170	$2,120
Short-term debt to affiliates	4,728	5,439
Long-term debt	21,921	21,725

Total debt	26,819	29,284
Due to affiliates	1,625	1,727
Accrued interest and other liabilities	269	155

Total liabilities	$28,713	$31,166

Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	—	—
Additional paid-in capital	161	161
Retained earnings	3,165	3,114
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax: 2016, $202; 2015, $232	(1,103)	(1,156)

Total accumulated other comprehensive loss	(1,103)	(1,156)

Total shareholder’s equity	2,223	2,119

Total liabilities and shareholder’s equity	$30,936	$33,285

See Notes to Consolidated Financial Statements.

3

AMERICAN EXPRESS CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2016	2015

Cash Flows from Operating Activities
Net income	$51	$ 68
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	36	40
Amortization of underwriting expense	6	6
Deferred taxes	3	(8)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	4	(106)
Other operating assets and liabilities	361	401

Net cash provided by operating activities	461	401

Cash Flows from Investing Activities
Net increase in Card Member receivables and loans, including held for sale	(1,063)	(4,186)
Net decrease in loans to affiliates and other	3,879	3,490
Net (increase) decrease in due from affiliates	(565)	1,186

Net cash provided by investing activities	2,251	490

Cash Flows from Financing Activities
Net decrease in short-term debt	(1,950)	(769)
Net decrease in short-term debt to affiliates	(717)	(58)
Dividends paid	—	(36)

Net cash used in financing activities	(2,667)	(863)

Effect of foreign currency exchange rates on cash and cash equivalents	2	(2)

Net increase in cash and cash equivalents	47	26
Cash and cash equivalents at beginning of period	173	74

Cash and cash equivalents at end of period	$220	$ 100

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

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Credco’s Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K). If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.

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

Other Information

During the first quarter of 2016, American Express reached an agreement to sell the outstanding Card Member loans and receivables held for sale (HFS) portfolio related to its cobrand partnership with Costco Wholesale Corporation (Costco) in the United States. The sale of the portfolio is subject to customary closing conditions, and is expected to be completed in June 2016, at which time the related gain will be recognized. American Express continues to reflect the portfolio within Card Member loans and receivables held for sale on its Consolidated Balance Sheets and the associated valuation allowance adjustment for credit costs in Other expenses.

Credco has also transferred and continues to reflect the Card Member receivables related to the Costco portfolio (the HFS portfolio) purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in the form of participation interest as Card Member receivables held for sale on its Consolidated Balance Sheets.

Effective for the first quarter of 2016, American Express realigned its businesses as announced during the fourth quarter of 2015 which combined its corporate and small business organizations into a business-to-business focused group and combined its merchant-related businesses, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has made certain reclassifications of its classes of Card Member receivables and loans for the periods presented. These reclassifications did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member receivables HFS as of March 31, 2016 and December 31, 2015.

The net volume of Card Member receivables purchased during the three months ended March 31, 2016 and 2015 was approximately $57 billion and $53 billion, respectively. As of March 31, 2016 and December 31, 2015, Credco Receivables Corporation (CRC) owned approximately $4.4 billion and $4.1 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.

Card Member receivables as of March 31, 2016 and December 31, 2015 consisted of:

(Millions)	2016	2015

U.S. Consumer Services	$3,541	$ 3,393
International Consumer and Network Services (a)	1,406	1,484
Global Commercial Services (b)	13,713	12,730

Card Member receivables (c)	18,660	17,607
Less: Reserve for losses	118	114

Card Member receivables, net (d)	$18,542	$ 17,493

(a)	Comprised of International consumer card business.

(b)	Comprised of Corporate and Small Business Services.

(c)	Net of deferred discount revenue totaling $24 million and $22 million as of March 31, 2016 and December 31, 2015, respectively.

(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased in both the three months ended March 31, 2016 and 2015 was $1.0 billion.

Card Member loans as of March 31, 2016 and December 31, 2015 consisted of:

(Millions)	2016	2015

International Consumer and Network Services (a)	$424	$ 435
Less: Reserve for losses	5	4

Card Member loans, net (b)	$419	$ 431

(a)	Comprised of International consumer card business.

(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables and Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of March 31, 2016 and December 31, 2015:

2016 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total

Card Member Receivables:
U.S. Consumer Services	$3,516	$10	$6	$9	$3,541
International Consumer and Network Services	1,384	8	4	10	1,406
Global Commercial Services
Global Small Business Services	1,510	6	3	7	1,526
Global Corporate Payments (a)	(b)	(b)	(b)	88	12,187
Card Member Loans:
International Consumer and Network Services	$420	$1	$1	$2	$424

2015 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total

Card Member Receivables:
U.S. Consumer Services	$3,371	$9	$4	$9	$3,393
International Consumer and Network Services	1,462	8	4	10	1,484
Global Commercial Services
Global Small Business Services	1,380	5	3	6	1,394
Global Corporate Payments (a)	(b)	(b)	(b)	93	11,336
Card Member Loans:
International Consumer and Network Services	$432	$1	$1	$1	$435

(a)

For Global Corporate Payments Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

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

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Receivables and Loans

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2016		2015
	Net Write-off Rate (a)	30+ Days Past Due as a % of Total	Net Write-off Rate (a)	30+ Days Past Due as a % of Total

Card Member Receivables:
U.S. Consumer Services	0.69%	0.71%	1.16%	0.91%
International Consumer and Network Services	1.98%	1.57%	1.77%	1.63%
Global Small Business Services	1.11%	1.05%	1.29%	1.07%
Card Member Loans:
International Consumer and Network Services	0.92%	0.94%	1.03%	0.52%

	2016		2015
	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume (b)	90+ Days Past Billing as a % of Receivables

Card Member Receivables:
Global Corporate Payments	0.05%	0.72%	0.08%	0.71%

(a)

Represents the amount of Card Member receivables or Card Member loans owned by Credco that is written off, net of recoveries, expressed as a percentage of the average Card Member receivables or Card Member loans balances in each of the periods indicated.

(b)

Represents the amount of Card Member receivables owned by Credco that is written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

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

This Note is presented excluding amounts associated with the Card Member receivables HFS as of March 31, 2016 and December 31, 2015.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2016	2015

Balance, January 1	$114	$ 94
Provisions	34	38
Other credits (a)	6	25
Net write-offs (b)	(36)	(42)

Balance, March 31	$118	$ 115

(a)

Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $1.1 billion and $4.4 billion for the three months ended March 31, 2016 and 2015, respectively.

(b)	Net of recoveries of $25 million and $26 million for the three months ended March 31, 2016 and 2015, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2016	2015

Balance, January 1	$4	$3
Provisions	2	2
Net write-offs (a)	(1)	(1)

Balance, March 31	$5	$4

(a)	Net of recoveries of $0.2 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Derivatives and Hedging Activities

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

In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of March 31, 2016 and December 31, 2015, Credco does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2016 and December 31, 2015:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$197	$64	$—	$9
Foreign exchange contracts
Net investment hedges	6	30	144	13

Total derivatives designated as hedging instruments	203	94	144	22
Derivatives not designated as hedging instruments:
Foreign exchange contracts	19	62	54	33

Total derivatives, gross	222	156	198	55
Less: Cash collateral netting (a)	(196)	(53)	—	—
Derivative asset and derivative liability netting (b)	(22)	(33)	(22)	(33)

Total derivatives, net (c)	$4	$70	$176	$22

(a)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco posted $119 million and $128 million as of March 31, 2016 and December 31, 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

(b)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

(c)

Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and derivative liabilities are presented within Other assets and Accrued interest and Other liabilities on the Consolidated Balance Sheets.

A majority of Credco’s derivative assets and liabilities as of March 31, 2016 and December 31, 2015 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of both March 31, 2016 and December 31, 2015, Credco hedged $15.9 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.

The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s fair value hedges of its fixed-rate long term debt for the three months ended March 31:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness

Derivative Relationship	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015	2016	2015

Interest rate contracts	Other expenses	$142	$48	Other expenses	$(146)	$(44)	$(4)	$ 4

Credco also recognized a net reduction in interest expense on long-term debt of $34 million and $42 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment, was $(51) million and $63 million for the three months ended March 31, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three months ended March 31, 2016 and 2015, Credco did not reclassify any amounts from Accumulated Other Comprehensive Loss to earnings as a component of Other expenses and no ineffectiveness was recognized in either period.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures totaled a net loss of $1 million and a net gain of $14 million for the three months ended March 31, 2016 and 2015, respectively, and are recognized in Other expenses.

Credco previously disclosed in Note 4 to the Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the period ended March 31, 2015, a loss of $13 million related to derivatives not designated as hedges. This amount should have been disclosed as a gain of $258 million, which is the amount used to calculate the above referenced net gain of $14 million. This change to the previously disclosed amount has no impact on the Consolidated Statements of Income and Retained Earnings, Balance Sheets or Cash Flows.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized under the fair valuation hierarchy as Level 2, as of March 31, 2016 and December 31, 2015:

(Millions)	2016	2015

Assets:
Derivatives (a)	$222	$ 156

Total assets	222	156

Liabilities:
Derivatives (a)	198	55

Total liabilities	$198	$ 55

(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2016 and December 31, 2015, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be reliably estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$20.0	$20.0	$0.2	(a)	$19.8	$ —
Card Member receivables HFS	(b)	(b)	—		(b)	—
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—		—	0.4
Loans to affiliates and other	10.4	10.4	—		7.4	3.0
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.6	6.6	—		6.6	—
Financial liabilities carried at other than fair value Long-term debt	$21.9	$21.9	$—		$21.9	$ —

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2015 (Billions)		Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.4	$18.4	$0.2	(a)	$18.2	$—
Card Member receivables HFS	(b)	(b)	—		(b)	—
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4	—		—	0.4
Loans to affiliates and other	14.3	14.3	—		11.3	3.0
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.4	9.4	—		9.4	—
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$21.8	$—		$21.8	$—

(a)	Reflects cash and due from banks.

(b)

Reflects carrying value and the associated fair value of Card Member receivables HFS of $24 million for both the periods presented, but does not include any fair value associated with Card Member account relationships.

Nonrecurring Fair Value Measurements

During the three months ended March 31, 2016 and during the year ended December 31, 2015, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

6.	Variable Interest Entity

Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity. Total assets as of March 31, 2016 and December 31, 2015 were $1.8 billion and $1.7 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of both March 31, 2016 and December 31, 2015 were $1.7 billion. As of March 31, 2016 and December 31, 2015, $852 million and $809 million, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Changes in Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three months ended March 31, 2016 and 2015 were as follows:

Foreign
Currency
Translation
2016 (Millions), net of tax	Adjustments

Balances as of December 31, 2015	$(1,156)

Net translation gain of investments in foreign operations	104
Net losses related to hedges of investment in foreign operations	(51)

Net change in accumulated other comprehensive loss	53

Balances as of March 31, 2016	$(1,103)

Foreign
Currency
Translation
2015 (Millions), net of tax	Adjustments

Balances as of December 31, 2014	$(787)

Net translation loss of investments in foreign operations	(188)
Net gains related to hedges of investment in foreign operations	63

Net change in accumulated other comprehensive loss	(125)

Balances as of March 31, 2015	$(912)

No amounts were reclassified out of Accumulated Other Comprehensive Loss into the Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 2016 and 2015.

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

American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of American Express’ federal tax returns for years through 2007; however, refund claims for certain years continue to be reviewed by the IRS. In addition, American Express is currently under examination by the IRS for the years 2008 through 2014.

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $6 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the attribution of taxable income to a particular jurisdiction or jurisdictions. Resolution of the prior years’ items that comprise this amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rates were 10.5 percent and 2.9 percent for the three months ended March 31, 2016, and 2015, respectively. The tax rates for both periods reflect the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rates for both periods reflect the impact of certain prior years’ tax items.

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

Business Overview

Management’s discussion of the results of Credco is in the context of the wider business environment for American Express.

During the quarter, American Express continued to focus on its key initiatives to accelerate growth and optimize investments. American Express’s results for the first quarter of 2016 reflected higher revenues and elevated investment levels as compared to the prior year, as well as healthy underlying loan growth, excellent credit performance and a strong balance sheet that enabled it to return a substantial amount of capital to shareholders. Results also included a $127 million pretax gain ($79 million after-tax) from the sale of the JetBlue Airways Corporation (JetBlue) cobrand portfolio and an $84 million pretax restructuring charge ($55 million after-tax), which reflected the initial phase of actions to take $1 billion out of the American Express cost base by the end of 2017.

Effective December 1, 2015, American Express transferred the Card Member loans and receivables related to its cobrand partnerships with Costco Wholesale Corporation (Costco) in the United States and JetBlue (the HFS portfolios) to Card Member loans and receivables held for sale (HFS) on the Consolidated Balance Sheets (the sale of JetBlue was completed on March 18, 2016). The primary impacts beyond the HFS classification on the Consolidated Balance Sheets are to provisions for losses and credit metrics, which no longer reflect amounts related to these loans and receivables, as credit costs are reported in Other expenses through a valuation allowance adjustment.

Credco has also transferred and continues to reflect the Card Member receivables related to the Costco portfolio (the HFS portfolio) purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in the form of participation interest as Card Member receivables held for sale on its Consolidated Balance Sheets.

Effective for the first quarter of 2016, American Express realigned its businesses as announced during the fourth quarter of 2015 which combined its corporate and small business organizations into a business-to-business focused group and combined its merchant-related businesses, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has made certain reclassifications of its classes of Card Member receivables and loans for the periods presented. These reclassifications did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net income depends largely on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense, collectability of Card Member receivables and loans purchased and income taxes.

Credco’s consolidated net income decreased $17 million or 25 percent for the three months ended March 31, 2016 as compared to the same period in the prior year. The year-over-year decrease is primarily due to lower Interest income from affiliates and other and hedge loss in Other expenses, partially offset by lower Interest expense and lower Provision for losses. The following table summarizes the changes for the three months ended March 31:

Table 1: Changes Attributable to the Increase (Decrease) in Key Revenue and Expense Accounts

(Millions)	2016	2015

Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased	$7	$(5)
Discount rates	4	(23)

Total	$11	$(28)

Interest income from affiliates and other:
Average loans to affiliates and other	$(18)	$28
Interest rates	(10)	(40)

Total	$(28)	$(12)

Finance revenue:
Average Card Member loans outstanding	$1	$(3)
Interest rates	1	(3)

Total	$2	$(6)

Interest expense:
Average debt outstanding	$(9)	$14
Interest rates	(14)	(39)

Total	$(23)	$(25)

Interest expense to affiliates:
Average debt outstanding to affiliates	$—	$—
Interest rates	3	—

Total	$3	$—

Discount revenue earned from purchased Card Member receivables and loans

Discount revenue increased 10 percent or $11 million to $120 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily driven by a 1 basis point increase in the discount rate charged on Card Member receivables and loans and a 7 percent or $4 billion increase in net volume of purchased receivables and loans, which was $58 billion for the three months ended March 31, 2016.

Interest income from affiliates and other

Interest income from affiliates and other decreased 35 percent or $28 million to $51 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily driven by a decrease of 34 basis points in the annualized effective interest rate charged to affiliates and other to 1.76 percent, and a decrease in average loan balances with affiliates and other by 20 percent or $3 billion to $12 billion.

Finance revenue

Finance revenue increased 29 percent or $2 million to $9 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily driven by an increase in the average Card Member loan balance outstanding for the three months ended March 31, 2016 to $435 million as compared to $390 million for the same period in the prior year.

Provisions for losses

Provisions for losses decreased 10 percent or $4 million to $36 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily driven by a reserve release and lower net write-offs during the three months ended March 31, 2016.

Interest expense

Interest expense decreased 23 percent or $23 million to $77 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 27 basis points to 1.38 percent, and a decrease in average debt outstanding by 9 percent or $2.2 billion to $22.2 billion.

Interest expense to affiliates

Interest expense to affiliates increased by $3 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily driven by an increase in the annualized effective interest rate on average debt to affiliates outstanding by 25 basis points to 42 basis points in 2016, as compared to the same period in the prior year.

Other, net

Other, net decreased $22 million to an expense of $5 million for the three months ended March 31, 2016, as compared to a benefit of $17 million for the same period in the prior year, primarily driven by higher net foreign exchange losses of $15 million and a $4 million fair value hedge ineffectiveness loss as compared to a $4 million gain in the prior year.

Income taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 10.5 percent and 2.9 percent, respectively. The tax rates for both periods reflect the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rate for the three months ended March 31, 2015 reflects tax calculations of foreign exchange gains/losses in one jurisdiction that were corrected in the second quarter of 2015.

Card Member Receivables and Card Member Loans

As of March 31, 2016 and December 31, 2015, Credco owned $18.7 billion and $17.6 billion, respectively, of gross Card Member receivables.

Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of March 31, 2016 and December 31, 2015, CRC owned approximately $4.4 billion and $4.1 billion, respectively, of such participation interests.

As of March 31, 2016 and December 31, 2015, Credco owned gross Card Member loans totaling $424 million and $435 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of or for the three months ended March 31.

Table 2: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2016	2015

Total gross Card Member receivables (a)(b)	$18,660	$ 18,516
Loss reserves – Card Member receivables (a)(b)	$118	$ 115
Loss reserves as a % of receivables	0.63%	0.62%
Average life of Card Member receivables (# in days) (c)	29	30

U.S. Consumer Services gross Card Member receivables (a)(b)	$3,541	$ 3,719
30+ days past due as a % of total	0.71%	0.91%
Average receivables	$3,460	$ 2,759
Write-offs, net of recoveries	$6	$ 8
Net write-off rate (d)	0.69%	1.16%

International Consumer and Network Services gross Card Member receivables (b)	$1,406	$ 1,353
30+ days past due as a % of total	1.57%	1.63%
Average receivables	$1,415	$ 1,133
Write-offs, net of recoveries	$7	$ 5
Net write-off rate (d)	1.98%	1.77%

Global Commercial Services gross Card Member receivables (b)
Global Small Business Services	$1,526	$ 1,590
30+ days past due as a % of total	1.05%	1.07%
Average receivables	$1,447	$ 930
Write-offs, net of recoveries	$4	$ 3
Net write-off rate (d)	1.11%	1.29%
Global Corporate Payments	$12,187	$ 11,854
90+ days past billing as a % of total	0.72%	0.71%
Write-offs, net of recoveries	$19	$ 26
Net loss ratio (e)	0.05%	0.08%

(a)	Effective December 1, 2015, does not reflect the HFS portfolio.

(b)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.

(c)

Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the period indicated, to the volume of Card Member receivables purchased by Credco.

(d)

Represents the amount of Card Member receivables owned by Credco that is written off, net of recoveries, expressed as a percentage of the average Card Member receivables in each of the periods indicated.

(e)

Represents the amount of Card Member receivables owned by Credco that is written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

Loans to Affiliates and Other

Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of March 31, 2016 and December 31, 2015 were as follows:

Table 3: Loans to Affiliates and Other

(Millions)	2016	2015
American Express Company	$3,170	$ 6,923
American Express Services Europe Limited	2,859	2,981
Amex Bank of Canada	1,787	1,770
American Express Australia Limited	1,241	1,193
American Express Co. (Mexico) S.A. de C.V.	793	778
American Express Bank (Mexico) S.A.	335	337
American Express International, Inc.	103	110
American Express International (NZ) Inc.	91	95
Amex (Saudi Arabia) Limited	14	75

Total (a)	$10,393	$ 14,262

(a)

As of March 31, 2016 and December 31, 2015, approximately $3.5 billion and $3.6 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

Due from/to Affiliates

As of March 31, 2016 and December 31, 2015, amounts due from affiliates were $1.1 billion and $0.6 billion, respectively. As of March 31, 2016 and December 31, 2015, amounts due to affiliates were $1.6 billion and $1.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of March 31, 2016 and December 31, 2015 were as follows:

Table 4: Short-term Debt to Affiliates

(Millions)	2016	2015
AE Exposure Management Ltd.	$3,094	$ 3,047
American Express Europe LLC	976	1,163
American Express Swiss Holdings	390	389
American Express Holdings (Netherlands) C.V.	190	190
Amex Funding Management (Europe) Limited	78	51
American Express Travel Related Services Company, Inc.	—	599

Total	$4,728	$ 5,439

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $63 million and $59 million for the three months ended March 31, 2016 and 2015, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Table 5: Unsecured Debt Ratings

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable

Fitch	F1	A	Negative

Moody’s	Prime-1	A2	Stable

S&P	A-2	A-	Stable

Downgrades in the ratings of Credco’s unsecured debt could result in higher funding costs, as well as higher fees related to borrowings under Credco’s unused lines of credit. Declines in credit ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to other American Express affiliates is impacted by a variety of factors, among them Credco’s ratings. To the extent that Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing.

Short-term Funding Programs

Short-term borrowing, such as commercial paper, is defined as debt with an original maturity of 12 months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2016 and December 31, 2015, Credco had $12.3 million and $2.1 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.5 billion and $0.9 billion for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

Long-term Debt Programs

Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco had the following long-term debt outstanding as of March 31, 2016 and December 31, 2015.

Table 6: Long-term Debt Outstanding

(Billions)	2016	2015

Long-term debt outstanding	$21.9	$ 21.7

Average long-term debt (a)	$21.8	$ 22.9

(a)	Average long-term debt outstanding during the three and twelve months ended March 31, 2016 and December 31, 2015, respectively.

Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of both March 31, 2016 and December 31, 2015, Credco had $20.9 billion of debt securities outstanding, issued under the SEC registration statement.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.5 billion (AUD $6 billion). During the three months ended March 31, 2016, no notes were issued under this program. As of March 31, 2016 and December 31, 2015, the entire amount of approximately $4.5 billion and $4.4 billion, respectively, of notes were available for issuance under this program and there were no outstanding notes as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. For the three months ended March 31, 2016, no notes were issued under this program. As of both March 31, 2016 and December 31, 2015, AECCC had $0.8 billion of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the three months ended March 31, 2016 and 2015, Credco paid nil and $36 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of March 31, 2016, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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

The liquidity risk exposure could arise from a variety of scenarios. The liquidity management strategy thus includes a number of elements, including, but not limited to:

•	Maintaining diversified funding sources;

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;

•	Projecting cash inflows and outflows under a variety of economic and market scenarios;

•	Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements; and

•	Incorporating liquidity risk management as appropriate into American Express’ capital adequacy framework.

Credco regularly accesses liquidity through its various funding programs, and maintains a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the American Express Issuance Trust II, as well as committed bank facilities.

As of March 31, 2016, Credco had cash and cash equivalents of approximately $220 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facilities

Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of March 31, 2016 of $3.0 billion, which expires on December 9, 2018. As of March 31, 2016, no amounts were drawn on the committed credit facility. The capacity of the facility mainly serves to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.7 for the three months ended March 31, 2016. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the three months ended March 31, 2016 was 5.73.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this First Quarter 2016 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.

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

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of the 2015 Form 10-K. There are no material changes from the risk factors set forth in the 2015 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2015 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

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

During the first quarter of 2016, American Express Global Business Travel booked 10 reservations at hotels that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. In addition, American Express Global Business Travel obtained approximately 20 visas from Iranian embassies and consulates around the world during the first quarter of 2016 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed American Express that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the first quarter of 2016 it obtained 40 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION

(Registrant)

Date: May 9, 2016	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 9, 2016	By	/s/ David L. Fabricant
David L. Fabricant
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