Form 10-Q
period 2016-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2016-08-08
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 8, 2016
Common Stock (par value $0.10 per share)	1,504,938 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$113	$124	$233	$233
Interest income from affiliates and other	56	62	107	141
Finance revenue	10	7	19	14
Total revenues	179	193	359	388
Expenses
Provisions for losses	32	34	68	74
Interest expense	82	100	159	200
Interest expense to affiliates	6	2	11	4
Other, net	(6)	(12)	(1)	(29)
Total expenses	114	124	237	249
Pretax income	65	69	122	139
Income tax provision	8	20	14	22
Net income	57	49	108	117
Retained earnings at beginning of period	3,165	3,047	3,114	3,015
Dividends	―	(24)	―	(60)
Retained earnings at end of period	$3,222	$3,072	$3,222	$3,072
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net income	$57	$49	$108	$117
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of: 2016, $79 and $49; 2015, $13 and $51	(85)	(29)	(32)	(154)
Other comprehensive loss	(85)	(29)	(32)	(154)
Comprehensive (loss) income	$(28)	$20	$76	$(37)
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30,	December 31,
(Millions, except share data)	2016	2015
Assets
Cash and cash equivalents	$234	$173
Card Member receivables held for sale	―	24
Card Member receivables, less reserves: 2016, $99; 2015, $114	16,306	17,493
Card Member loans, less reserves: 2016, $5; 2015, $4	424	431
Loans to affiliates and other	12,509	14,262
Due from affiliates	1,661	615
Other assets	550	287
Total assets	$31,684	$33,285
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$131	$2,120
Short-term debt to affiliates	4,437	5,439
Long-term debt	23,277	21,725
Total debt	27,845	29,284
Due to affiliates	1,454	1,727
Accrued interest and other liabilities	190	155
Total liabilities	$29,489	$31,166
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued
and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	3,222	3,114
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax: 2016, $281; 2015, $232	(1,188)	(1,156)
Total accumulated other comprehensive loss	(1,188)	(1,156)
Total shareholder’s equity	2,195	2,119
Total liabilities and shareholder’s equity	$31,684	$33,285
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Six Months Ended June 30 (Millions)	2016	2015
Cash Flows from Operating Activities
Net income	$108	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	68	74
Amortization of underwriting expense	11	11
Deferred taxes	4	9
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from/to affiliates	23	(128)
Other operating assets and liabilities	315	302
Net cash provided by operating activities	529	385
Cash Flows from Investing Activities
Net decrease (increase) in Card Member receivables and loans, including held for sale	1,048	(4,470)
Net decrease in loans to affiliates and other	1,508	3,578
Net (increase) decrease in due from affiliates	(1,313)	1,325
Net cash provided by investing activities	1,243	433
Cash Flows from Financing Activities
Net (decrease) increase in short-term debt	(1,989)	1,042
Net (decrease) increase in short-term debt to affiliates	(1,007)	114
Issuance of long-term debt	1,743	2,140
Principal payments on long-term debt	(460)	(4,004)
Dividends paid	―	(60)
Net cash used in financing activities	(1,713)	(768)
Effect of foreign currency exchange rates on cash and cash equivalents	2	(2)
Net increase in cash and cash equivalents	61	48
Cash and cash equivalents at beginning of period	173	74
Cash and cash equivalents at end of period	$234	$122
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. Credco continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, among other items.
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. Credco is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses on Card Member receivables and loans, among other financial instruments, and may result in material changes to Credco’s credit reserves.
Other Information
During the second quarter of 2016, American Express completed the sales of substantially all of its outstanding Card Member loans and receivables held for sale (HFS) related to its cobrand partnership with Costco Wholesale Corporation in the United States. Since Credco owns participation interests in receivables purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII), Credco also sold back all of its participation interests in Card Member receivables HFS to RFC VIII.
Effective for the first quarter of 2016, American Express realigned its businesses as announced during the fourth quarter of 2015, which combined its corporate and small business organizations into a business-to-business focused group and combined its merchant-related businesses, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has made certain reclassifications of its classes of Card Member receivables and loans for the periods presented. These reclassifications did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

2.   Card Member Receivables and Loans
American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015; Credco did not have any Card Member receivables HFS as of June 30, 2016.
The net volume of Card Member receivables purchased during the six months ended June 30, 2016 and 2015 was approximately $109 billion and $110 billion, respectively. As of June 30, 2016 and December 31, 2015, Credco Receivables Corporation (CRC) owned approximately $2.1 billion and $4.1 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.
Card Member receivables as of June 30, 2016 and December 31, 2015 consisted of:
(Millions)	2016	2015
U.S. Consumer Services	$1,728	$3,393
International Consumer and Network Services (a)	1,507	1,484
Global Commercial Services (b)	13,170	12,730
Card Member receivables (c)	16,405	17,607
Less: Reserve for losses	99	114
Card Member receivables, net (d)	$16,306	$17,493
(a)	Comprised of International consumer card business.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $25 million and $22 million as of June 30, 2016 and December 31, 2015, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during the six months ended June 30, 2016 and 2015 was $2.0 billion and $1.9 billion, respectively.
Card Member loans as of June 30, 2016 and December 31, 2015 consisted of:
(Millions)	2016	2015
International Consumer and Network Services (a)	$429	$435
Less: Reserve for losses	5	4
Card Member loans, net (b)	$424	$431
(a)	Comprised of International consumer card business.
(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of June 30, 2016 and December 31, 2015:
			30-59		60-89
			Days		Days		90+ Days
2016 (Millions)	Current		Past Due		Past Due		Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$1,718		$4		$2		$4	$1,728
International Consumer and Network Services	1,486		7		4		10	1,507
Global Commercial Services
Global Small Business Services	1,086		3		2		4	1,095
Global Corporate Payments (a)	(b	)	(b	)	(b	)	87	12,075
Card Member Loans:
International Consumer and Network Services	$426		$1		$ ―		$2	$429

			30-59		60-89
			Days		Days		90+ Days
2015 (Millions)	Current		Past Due		Past Due		Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,371		$9		$4		$9	$3,393
International Consumer and Network Services	1,462		8		4		10	1,484
Global Commercial Services
Global Small Business Services	1,380		5		3		6	1,394
Global Corporate Payments (a)	(b	)	(b	)	(b	)	93	11,336
Card Member Loans:
International Consumer and Network Services	$432		$1		$1		$1	$435
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

	2016		2015
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
U.S. Consumer Services	0.67%	0.58%	0.91%	0.75%
International Consumer and Network Services	2.13%	1.39%	1.92%	1.33%
Global Small Business Services	1.18%	0.82%	1.21%	0.91%
Card Member Loans:
International Consumer and Network Services	1.40%	0.70%	1.03%	0.72%

	2016			2015
	Net Loss		90+ Days	Net Loss		90+ Days
	Ratio as a		Past	Ratio		Past
	% of		Billing	% of		Billing
	Charge		as a % of	Charge		as a % of
	Volume	(b)	Receivables	Volume	(b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.06%		0.72%	0.07%		0.73%
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
This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015; Credco did not have any Card Member receivables HFS as of June 30, 2016.
Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:
(Millions)	2016	2015
Balance, January 1	$114	$94
Provisions	64	71
Other credits (a)	6	32
Net write-offs (b)	(75)	(84)
Other debits (c)	(10)	(7)
Balance, June 30	$99	$106
(a)
Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $1.1 billion and $5.8 billion for the six months ended June 30, 2016 and 2015, respectively.

(b)	Net of recoveries of $47 million and $53 million for the six months ended June 30, 2016 and 2015, respectively.
(c)
Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate. Sale of participation interests totaled $2.3 billion and $1.4 billion for the six months ended June 30, 2016 and 2015, respectively.

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:
(Millions)	2016	2015
Balance, January 1	$4	$3
Provisions	4	3
Net write-offs (a)	(3)	(2)
Balance, June 30	$5	$4
(a)	Net of recoveries of $1 million for both the six months ended June 30, 2016 and 2015, respectively.

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
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of Credco’s derivative counterparties as of June 30, 2016 and December 31, 2015, Credco does not have derivative positions that warrant credit valuation adjustments.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2016 and December 31, 2015:
	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2016	2015	2016		2015
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$260	$64	$	―	$9
Foreign exchange contracts
Net investment hedges	51	30		56	13
Total derivatives designated as hedging instruments	311	94		56	22
Derivatives not designated as hedging instruments:
Foreign exchange contracts	303	62		15	33
Total derivatives, gross	614	156		71	55
Less: Cash collateral netting (a)	(260)	(53)		―	―
Derivative asset and derivative liability netting (b)	(28)	(33)		(28)	(33)
Total derivatives, net (c)	$326	$70		$43	$22
(a)
Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco posted $139 million and $128 million as of June 30, 2016 and December 31, 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of Credco’s derivative assets and liabilities as of June 30, 2016 and December 31, 2015 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. Credco hedged $17.4 billion and $15.9 billion of its fixed-rate debt to floating-rate debt using interest rate swaps as of June 30, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
The following table summarizes the impact on the Consolidated Statements of Income and Retained Earnings associated with Credco’s fair value hedges for the three and six months ended June 30:
Three Months Ended June 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015	2016		2015
Interest rate contracts	Other expenses	$63	$(45)	Other expenses	$(55)	$45	$8	$	―

Six Months Ended June 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015	2016	2015
Interest rate contracts	Other expenses	$205	$3	Other expenses	$(201)	$1	$4	$4
Credco also recognized a net reduction in interest expense on long-term debt of $34 million and $44 million for the three months ended June 30, 2016 and 2015, respectively, and $68 million and $86 million for the six months ended June 30, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
The effective portion of the gain on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment, was $51 million and $22 million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $85 million for the six months ended June 30, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three and six months ended June 30, 2016 and 2015, Credco did not reclassify any amounts from Accumulated Other Comprehensive Loss to earnings as a component of Other expenses and no ineffectiveness was recognized in either period.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $1 million and a net gain of $15 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss of $2 million and a net gain of $29 million for the six months ended June 30, 2016 and 2015, respectively, and are recognized in Other expenses.
Related to its derivatives not designated as hedges, Credco previously disclosed in Note 4 to the Consolidated Financial Statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2015, a loss of $17 million for the three months ended June 30, 2015, and a loss of $31 million for the six months ended June 30, 2015. These amounts should have been disclosed as gains of $21 million and $279 million, respectively, which are the amounts used to calculate the above referenced net gains of $15 million and $29 million. These changes to the previously disclosed amounts have no impact on the Consolidated Statements of Income and Retained Earnings, Balance Sheets or Cash Flows.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.   Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized under the fair valuation hierarchy as Level 2, as of June 30, 2016 and December 31, 2015:
(Millions)	2016	2015
Assets:
Derivatives (a)	$614	$156
Total assets	614	156
Liabilities:
Derivatives (a)	71	55
Total liabilities	$71	$55
(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2016 and December 31, 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2016 and December 31, 2015, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be reliably estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1			Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.4	$18.4		$0.2	(a)	$18.2	$	―
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4		―		―		0.4
Loans to affiliates and other	12.5	12.5		―		9.7		2.8
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.1	6.1		―		6.1		―
Financial liabilities carried at other than fair value
Long-term debt	$23.3	$23.3	$	―		$23.3	$	―

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total	Level 1			Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value	$18.4	$18.4		$0.2	(a)	$18.2	$	―
Card Member receivables HFS	(b)	(b)		―		(b)		―
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4		―		―		0.4
Loans to affiliates and other	14.3	14.3		―		11.3		3.0
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.4	9.4		―		9.4		―
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$21.8	$	―		$21.8	$	―
(a)	Reflects interest-bearing deposits in banks.
(b)	Reflects carrying value and the associated fair value of Card Member receivables HFS of $24 million but does not include any fair value associated with Card Member account relationships.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2016 and during the year ended December 31, 2015, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

6.   Variable Interest Entity
Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity. Total assets as of June 30, 2016 and December 31, 2015 were $1.8 billion and $1.7 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of June 30, 2016 and December 31, 2015 were $1.8 billion and $1.7 billion, respectively. As of June 30, 2016 and December 31, 2015, $1.3 billion and $0.8 billion, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
7.  Changes in Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and six months ended June 30, 2016 and 2015 were as follows:
Foreign
Currency
Translation
Three Months Ended June 30, 2016 (Millions), net of tax	Adjustments
Balances as of March 31, 2016	$(1,103)
Net translation loss of investments in foreign operations	(136)
Net gains related to hedges of investment in foreign operations	51
Net change in accumulated other comprehensive loss	(85)
Balances as of June 30, 2016	$(1,188)

Foreign
Currency
Translation
Six Months Ended June 30, 2016 (Millions), net of tax	Adjustments
Balances as of December 31, 2015	$(1,156)
Net translation loss of investments in foreign operations	(33)
Net gains related to hedges of investment in foreign operations	1
Net change in accumulated other comprehensive loss	(32)
Balances as of June 30, 2016	$(1,188)

Foreign
Currency
Translation
Three Months Ended June 30, 2015 (Millions), net of tax	Adjustments
Balances as of March 31, 2015	$(912)
Net translation loss of investments in foreign operations	(51)
Net gains related to hedges of investment in foreign operations	22
Net change in accumulated other comprehensive loss	(29)
Balances as of June 30, 2015	$(941)

Foreign
Currency
Translation
Six Months Ended June 30, 2015 (Millions), net of tax	Adjustments
Balances as of December 31, 2014	$(787)
Net translation loss of investments in foreign operations	(239)
Net gains related to hedges of investment in foreign operations	85
Net change in accumulated other comprehensive loss	(154)
Balances as of June 30, 2015	$(941)

No amounts were reclassified out of Accumulated Other Comprehensive Loss into the Consolidated Statements of Income and Retained Earnings for the three and six months ended June 30, 2016 and 2015.

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
The effective tax rate was 12.3 percent and 11.5 percent for the three and six months ended June 30, 2016, respectively, and 28.9 percent and 15.8 percent for the three and six months ended June 30, 2015, respectively. The tax rate in all periods reflect the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rate in each of the periods reflects the impact of certain prior years’ tax items.
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
During the quarter, American Express continued to make progress on its key initiatives to accelerate growth, including driving new card acquisitions across its global consumer and commercial portfolios, expanding merchant coverage and driving strong momentum across its lending growth initiatives. American Express’ results for the quarter ended June 30, 2016, included a gain of $1.1 billion ($677 million after-tax) from the previously announced sale of Costco Wholesale Corporation (Costco) U.S. cobrand card portfolio, a $232 million ($151 million after-tax) restructuring charge related to on-going cost reduction efforts, together with a continued elevated level of spending on its growth initiatives.
Effective December 1, 2015, American Express transferred the Card Member loans and receivables related to its cobrand partnerships with Costco and JetBlue in the United States to Card Member loans and receivables held for sale (HFS) on its Consolidated Balance Sheets, the sales of which were completed on March 18, 2016 and June 17, 2016, respectively. For the periods from December 1, 2015 through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment.
Since Credco owns participation interests in receivables purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII), Credco also sold back all of its participation interests in Card Member receivables HFS to RFC VIII.
Effective for the first quarter of 2016, American Express realigned its businesses as announced during the fourth quarter of 2015, which combined its corporate and small business organizations into a business-to-business focused group and combined its merchant-related businesses, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has made certain reclassifications of its classes of Card Member receivables and loans for the periods presented. These reclassifications did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.

Results of Operations for the Six Months Ended June 30, 2016 and 2015
Net income depends largely on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense, collectability of Card Member receivables and loans purchased and income taxes.
Credco’s consolidated net income decreased $9 million or 8 percent for the six months ended June 30, 2016 as compared to the same period in the prior year. The year-over-year decrease is primarily due to lower Interest income from affiliates and other and lower forward point gain in Other expenses, partially offset by lower Interest expense and Provision for losses. The following table summarizes the changes for the six months ended June 30:
Table 1: Changes Attributable to the Increase (Decrease) in Key Revenue and Expense Accounts
(Millions)	2016		2015

Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased		$(3)		$(2)
Discount rates		3		(35)
Total	$	―		$(37)

Interest income from affiliates and other:
Average loans to affiliates and other		$(25)		$29
Interest rates		(9)		(80)
Total		$(34)		$(51)

Finance revenue:
Average Card Member loans outstanding		$2		$(6)
Interest rates		3		(5)
Total		$5		$(11)

Interest expense:
Average debt outstanding		$(17)		$15
Interest rates		(24)		(74)
Total		$(41)		$(59)

Interest expense to affiliates:
Average debt outstanding to affiliates	$	―	$	―
Interest rates		7		―
Total		$7	$	―

Discount revenue earned from purchased Card Member receivables and loans
Discount revenue remained flat period over period, as an increase in discount rate was offset by a decrease in the volumes purchased.
Interest income from affiliates and other
Interest income from affiliates and other decreased 24 percent or $34 million to $107 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by a 14 percent or $2 billion decrease in average loan balances to affiliates and other to $12 billion, and a decrease of 15 basis points in the annualized effective interest rate charged to affiliates and other to 1.80 percent.

Finance revenue
Finance revenue increased 36 percent or $5 million to $19 million for the six months ended June 30, 2016, as compared to the same period in the prior year, driven by an increase in interest rates and an increase in the average Card Member loan balances outstanding for the six months ended June 30, 2016 to $428 million as compared to $388 million for the same period in the prior year.
Provisions for losses
Provisions for losses decreased 8 percent or $6 million to $68 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by a reserve release and lower net write-offs during the six months ended June 30, 2016.
Interest expense
Interest expense decreased 21 percent or $41 million to $159 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 21 basis points to 1.42 percent, and a decrease in average debt outstanding by 9 percent or $2.1 billion to $22.5 billion.
Interest expense to affiliates
Interest expense to affiliates increased by $7 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by an increase in the annualized effective interest rate on average debt to affiliates outstanding by 25 basis points to 42 basis points in 2016, as compared to the same period in the prior year.
Other, net
Other, net decreased by $28 million to a benefit of $1 million for the six months ended June 30, 2016, as compared to a benefit of $29 million for the same period in the prior year, primarily driven by a decrease in the forward point gains.
Income taxes
The effective tax rate for the six months ended June 30, 2016 and 2015 was 11.5 percent and 15.8 percent, respectively. The results for the six months ended June 30, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.
The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of prior years’ tax items.

Card Member Receivables and Card Member Loans
As of June 30, 2016 and December 31, 2015, Credco owned $16.4 billion and $17.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of June 30, 2016 and December 31, 2015, CRC owned approximately $2.1 billion and $4.1 billion, respectively, of such participation interests.
As of June 30, 2016 and December 31, 2015, Credco owned gross Card Member loans totaling $429 million and $435 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of or for the six months ended June 30:

Table 2: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2016	2015
Total gross Card Member receivables (a)	$16,405	$18,769
Loss reserves – Card Member receivables (a)	$99	$106
Loss reserves as a % of receivables	0.60%	0.56%
Average life of Card Member receivables (# in days) (b)	30	29

U.S. Consumer Services gross Card Member receivables (a)	$1,728	$3,874
30+ days past due as a % of total	0.58%	0.75%
Average receivables	$2,999	$3,081
Write-offs, net of recoveries	$10	$14
Net write-off rate (c)	0.67%	0.91%

International Consumer and Network Services gross Card Member receivables (a)	$1,507	$1,506
30+ days past due as a % of total	1.39%	1.33%
Average receivables	$1,408	$1,248
Write-offs, net of recoveries	$15	$12
Net write-off rate (c)	2.13%	1.92%

Global Commercial Services gross Card Member receivables (a)
Global Small Business Services	$1,095	$1,533
30+ days past due as a % of total	0.82%	0.91%
Average receivables	$1,360	$1,159
Write-offs, net of recoveries	$8	$7
Net write-off rate (c)	1.18%	1.21%
Global Corporate Payments	$12,075	$11,856
90+ days past billing as a % of total	0.72%	0.73%
Write-offs, net of recoveries	$42	$51
Net loss ratio (d)	0.06%	0.07%
(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
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

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of June 30, 2016 and December 31, 2015 were as follows:
Table 3: Loans to Affiliates and Other
(Millions)	2016	2015
American Express Company	$5,534	$6,923
American Express Services Europe Limited	2,663	2,981
Amex Bank of Canada	1,813	1,770
American Express Australia Limited	1,212	1,193
American Express Co. (Mexico) S.A. de C.V.	768	778
American Express Bank (Mexico) S.A.	311	337
American Express International, Inc.	106	110
American Express International (NZ) Inc.	90	95
Amex (Saudi Arabia) Limited	12	75
Total (a)	$12,509	$14,262
(a)	As of June 30, 2016 and December 31, 2015, approximately $3.4 billion and $3.6 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

Due from/to Affiliates
As of June 30, 2016 and December 31, 2015, amounts due from affiliates were $1.7 billion and $0.6 billion, respectively. As of June 30, 2016 and December 31, 2015, amounts due to affiliates were $1.5 billion and $1.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of June 30, 2016 and December 31, 2015 were as follows:
Table 4: Short-term Debt to Affiliates
(Millions)	2016	2015
AE Exposure Management Ltd.	$3,164	$3,047
American Express Europe LLC	616	1,163
American Express Swiss Holdings	390	389
American Express Holdings (Netherlands) C.V.	191	190
Amex Funding Management (Europe) Limited	76	51
American Express Travel Related Services Company, Inc.	―	599
Total	$4,437	$5,439

Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead, Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $127 million and $121 million for the six months ended June 30, 2016 and 2015, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Consolidated Capital Resources and Liquidity
Credco’s balance sheet management objectives are to maintain:
•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and
•
Liquidity programs that enable Credco to continuously meet expected future financing obligations and business requirements for at least a twelve-month period, even in the event it is unable to continue to raise new funds under its traditional funding programs during a substantial weakening in economic conditions.

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

Short-term Funding Programs
Short-term borrowing, such as commercial paper, is generally defined as debt with an original maturity of 12 months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of June 30, 2016 and December 31, 2015, Credco had nil and $2.1 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.2 billion and $0.9 billion for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.
Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco had the following long-term debt outstanding as of June 30, 2016 and December 31, 2015:
Table 6: Long-term Debt Outstanding
(Billions)	2016	2015
Long-term debt outstanding	$23.3	$21.7
Average long-term debt (a)	$22.3	$22.9
(a) Average long-term debt outstanding during the six and twelve months ended June 30, 2016 and December 31, 2015, respectively.
During the three months ended June 30, 2016, Credco issued $1.75 billion of senior unsecured notes with a maturity of five years and a coupon of 2.25 percent.
Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. Credco had $22.7 billion and $20.9 billion of debt securities outstanding, as of June 30, 2016 and December 31, 2015, respectively, issued under the SEC registration statement.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.4 billion (AUD $6 billion). During the six months ended June 30, 2016, no notes were issued under this program. As of both June 30, 2016 and December 31, 2015, the entire amount of approximately $4.4 billion of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. For the six months ended June 30, 2016, no notes were issued under this program. As of June 30, 2016 and December 31, 2015, AECCC had $0.4 billion and $0.8 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the six months ended June 30, 2016 and 2015, Credco paid nil and $60 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of June 30, 2016, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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
As of June 30, 2016, Credco had cash and cash equivalents of approximately $234 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facilities
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of June 30, 2016 of $3.0 billion, which expires on December 9, 2018. As of June 30, 2016, no amounts were drawn on the committed credit facility. The capacity of the facility mainly serves to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.72 for the six months ended June 30, 2016. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the six months ended June 30, 2016 was 6.58.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Second Quarter 2016 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;
•	the impact on American Express’ business resulting from continuing geopolitical uncertainty (including potential impacts resulting from the proposed exit of the U.K. from the European Union);
•
the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the U.S. Department of Justice and certain states’ attorneys general);

•
Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•
Credco’s tax rate remaining consistent with current expectations, which could be impacted by, among other things, Credco’s geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation (including the adoption of the Treasury regulations under Section 385 of the U.S. Internal Revenue Code as currently proposed) and unfavorable tax audits and other unanticipated tax items.

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
During the second quarter of 2016, American Express Global Business Travel (GBT) obtained approximately 20 visas from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of GBT clients. In addition, American Express Global Business Travel España, a joint venture of GBT, booked two reservations at a hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions. GBT believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. GBT has informed American Express that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.
In addition, a travel company that may be considered an affiliate of Credco, American Express Nippon Travel Agency, Inc. (Nippon Travel Agency), has informed American Express that during the second quarter of 2016 it obtained 44 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed American Express that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.
ITEM 6.  EXHIBITS
The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: August 8, 2016	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 8, 2016	By	/s/ David L. Fabricant
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