Form 10-Q
period 2016-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2016-11-07
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 7, 2016
Common Stock (par value $0.10 per share)	1,504,938 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$119	$126	$352	$359
Interest income from affiliates and other	51	53	158	194
Finance revenue	10	8	29	22
Total revenues	180	187	539	575
Expenses
Provisions for losses	37	46	105	120
Interest expense	80	83	239	283
Interest expense to affiliates	5	3	16	7
Other, net	(12)	10	(13)	(19)
Total expenses	110	142	347	391
Pretax income	70	45	192	184
Income tax provision	10	6	24	28
Net income	60	39	168	156
Retained earnings at beginning of period	3,222	3,072	3,114	3,015
Dividends	―	(16)	―	(76)
Retained earnings at end of period	$3,282	$3,095	$3,282	$3,095

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Net income	$60	$39	$168	$156
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of: 2016, $(17) and $32; 2015, $112 and $163	1	(188)	(31)	(342)
Other comprehensive income (loss)	1	(188)	(31)	(342)
Comprehensive income (loss)	$61	$(149)	$137	$(186)

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30,	December 31,
(Millions, except share data)	2016	2015
Assets
Cash and cash equivalents	$685	$173
Card Member receivables held for sale	―	24
Card Member receivables, less reserves: 2016, $106; 2015, $114	15,990	17,493
Card Member loans, less reserves: 2016, $4; 2015, $4	427	431
Loans to affiliates and other	10,473	14,262
Due from affiliates	36	615
Other assets	327	287
Total assets	$27,938	$33,285
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$629	$2,120
Short-term debt to affiliates	4,730	5,439
Long-term debt	18,675	21,725
Total debt	24,034	29,284
Due to affiliates	1,505	1,727
Accrued interest and other liabilities	143	155
Total liabilities	$25,682	$31,166
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	3,282	3,114
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2016, $264; 2015, $232	(1,187)	(1,156)
Total accumulated other comprehensive loss	(1,187)	(1,156)
Total shareholder’s equity	2,256	2,119
Total liabilities and shareholder’s equity	$27,938	$33,285

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30 (Millions)	2016	2015
Cash Flows from Operating Activities
Net income	$168	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	105	120
Amortization of underwriting expense	17	24
Deferred taxes	4	8
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from/to affiliates	31	(123)
Other operating assets and liabilities	376	413
Net cash provided by operating activities	701	598
Cash Flows from Investing Activities
Net decrease (increase) in Card Member receivables and loans, including held for sale	1,379	(4,230)
Net decrease in loans to affiliates and other	3,485	4,722
Net decrease in due from affiliates	363	1,360
Net cash provided by investing activities	5,227	1,852
Cash Flows from Financing Activities
Net decrease in short-term debt	(1,491)	(394)
Net (decrease) increase in short-term debt to affiliates	(718)	702
Issuance of long-term debt	1,743	5,527
Principal payments on long-term debt	(4,961)	(8,145)
Dividends paid	―	(76)
Net cash used in financing activities	(5,427)	(2,386)
Effect of foreign currency exchange rates on cash and cash equivalents	11	(3)
Net increase in cash and cash equivalents	512	61
Cash and cash equivalents at beginning of period	173	74
Cash and cash equivalents at end of period	$685	$135

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017, permitted. Credco does not intend to adopt the new standard early and continues to evaluate the method of implementation and the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

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
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses on Card Member receivables and loans, among other financial instruments, and may result in material changes to Credco’s credit reserves.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.   Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015; Credco did not have any Card Member receivables HFS as of September 30, 2016.
The net volume of Card Member receivables purchased during the nine months ended September 30, 2016 and 2015 was approximately $161 billion and $167 billion, respectively. As of September 30, 2016 and December 31, 2015, Credco Receivables Corporation (CRC) owned approximately $1.6 billion and $4.1 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.
Card Member receivables as of September 30, 2016 and December 31, 2015 consisted of:
(Millions)	2016	2015
U.S. Consumer Services	$1,307	$3,393
International Consumer and Network Services (a)	1,482	1,484
Global Commercial Services (b)	13,307	12,730
Card Member receivables (c)	16,096	17,607
Less: Reserve for losses	106	114
Card Member receivables, net (d)	$15,990	$17,493
(a)	Comprised of International consumer card business.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $25 million and $22 million as of September 30, 2016 and December 31, 2015, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during the nine months ended September 30, 2016 and 2015 was $3.0 billion and $2.9 billion, respectively.
Card Member loans as of September 30, 2016 and December 31, 2015 consisted of:
(Millions)	2016	2015
International Consumer and Network Services (a)	$431	$435
Less: Reserve for losses	4	4
Card Member loans, net (b)	$427	$431
(a)	Comprised of International consumer card business.
(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2016 and December 31, 2015:
		30-59	60-89
		Days	Days	90+ Days
2016 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$1,298	$4	$2	$3	$1,307
International Consumer and Network Services	1,462	7	4	9	1,482
Global Commercial Services
Global Small Business Services	1,050	4	1	3	1,058
Global Corporate Payments (a)	(b)	(b)	(b)	94	12,249
Card Member Loans:
International Consumer and Network Services	$428	$1	$1	$1	$431

		30-59	60-89
		Days	Days	90+ Days
2015 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,371	$9	$4	$9	$3,393
International Consumer and Network Services	1,462	8	4	10	1,484
Global Commercial Services
Global Small Business Services	1,380	5	3	6	1,394
Global Corporate Payments (a)	(b)	(b)	(b)	93	11,336
Card Member Loans:
International Consumer and Network Services	$432	$1	$1	$1	$435
(a)	For Global Corporate Payments Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.
(b)	Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Quality Indicators for Card Member Receivables and Loans
The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2016		2015
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
U.S. Consumer Services	0.59%	0.69%	0.81%	0.83%
International Consumer and Network Services	1.95%	1.35%	1.76%	1.67%
Global Small Business Services	1.01%	0.76%	1.00%	1.06%
Card Member Loans:
International Consumer and Network Services	1.24%	0.70%	1.03%	0.51%

	2016			2015
	Net Loss		90+ Days	Net Loss		90+ Days
	Ratio as a		Past	Ratio as a		Past
	% of		Billing	% of		Billing
	Charge		as a % of	Charge		as a % of
	Volume	(b)	Receivables	Volume	(b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.06%		0.77%	0.07%		0.71%
(a)	Represents the amount of Card Member receivables or Card Member loans owned by Credco that is written off, net of recoveries, expressed as a percentage of the average Card Member receivables or Card Member loans balances in each of the periods presented.
(b)	Represents the amount of Card Member receivables owned by Credco that is written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods presented.

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
This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015; Credco did not have any Card Member receivables HFS as of September 30, 2016.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2016	2015
Balance, January 1	$114	$94
Provisions	101	116
Other credits (a)	13	32
Net write-offs (b)	(105)	(124)
Other debits (c)	(17)	(9)
Balance, September 30	$106	$109
(a)
Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $3.4 billion and $5.8 billion for the nine months ended September 30, 2016 and 2015, respectively.

(b)	Net of recoveries of $71 million and $79 million for the nine months ended September 30, 2016 and 2015, respectively.
(c)
Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate. Sale of participation interests totaled $4.7 billion and $1.4 billion for the nine months ended September 30, 2016 and 2015, respectively.

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:
(Millions)	2016	2015
Balance, January 1	$4	$3
Provisions	4	4
Net write-offs (a)	(4)	(3)
Balance, September 30	$4	$4
(a)	Net of recoveries of $1 million for both the nine months ended September 30, 2016 and 2015, respectively.

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
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of Credco’s derivative counterparties as of September 30, 2016 and December 31, 2015, Credco does not have derivative positions that warrant credit valuation adjustments.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2016 and December 31, 2015:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2016	2015	2016		2015
Derivatives designated as hedging instruments:
Interest rate contracts - Fair value hedges	$170	$64	$	―	$9
Foreign exchange contracts - Net investment hedges	54	30		56	13
Total derivatives designated as hedging instruments	224	94		56	22
Derivatives not designated as hedging instruments:
Foreign exchange contracts	107	62		5	33
Total derivatives, gross	331	156		61	55
Less: Cash collateral netting on interest rate contracts (a)	(170)	(53)		―	―
Derivative asset and derivative liability netting (b)	(25)	(33)		(25)	(33)
Total derivatives, net (c)	$136	$70		$36	$22
(a)	Represents the offsetting of derivatives and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives executed with the same counterparty under an enforceable master netting arrangement. Additionally, Credco posted $124 million and $128 million as of September 30, 2016 and December 31, 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
(b)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(c)	Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Other assets and Accrued interest and Other liabilities, respectively, on the Consolidated Balance Sheets.
A majority of Credco’s derivative assets and liabilities as of September 30, 2016 and December 31, 2015 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt. Credco uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. Credco hedged $14.1 billion and $15.9 billion of its fixed-rate debt to floating-rate debt using interest rate swaps as of September 30, 2016 and December 31, 2015, respectively.
The following table summarizes the gains (losses) recognized in Other expenses associated with Credco’s fair value hedges for the three and nine months ended September 30:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Interest rate derivative contracts	$(90)	$89	$115		$91
Hedged items	100	(93)	(101)		(91)
Net hedge ineffectiveness	$10	$(4)	$14	$	―

Credco also recognized a net reduction in interest expense on long-term debt of $32 million and $47 million for the three months ended September 30, 2016 and 2015, respectively, and $100 million and $133 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Investment Hedges
The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss (AOCI) as part of the cumulative translation adjustment, was a loss of $29 million and a gain of $188 million for the three months ended September 30, 2016 and 2015, respectively, and a loss of $28 million and a gain of $274 million for the nine months ended September 30, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three and nine months ended September 30, 2016 and 2015, Credco did not reclassify any amounts from AOCI to earnings as a component of Other expenses and no ineffectiveness was recognized in either period.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $3 million and a net loss of $6 million for the three months ended September 30, 2016 and 2015, respectively, and net gains of $1 million and $22 million for the nine months ended September 30, 2016 and 2015, respectively, and are recognized in Other expenses.
Related to its derivatives not designated as hedges, Credco previously disclosed in Note 4 to the Consolidated Financial Statements in its Quarterly Report on Form 10-Q for the period ended September 30, 2015, gains of $42 million and $11 million, respectively, for the three and nine months ended September 30, 2015. These amounts should have been disclosed as gains of $12 million and $291 million, respectively, which are the amounts used to calculate the above-referenced net loss of $6 million and net gain of $22 million. Similarly, Credco is revising the full year 2015 and 2014 amounts of change in fair value of its derivatives not designated as hedges previously disclosed in Note 6 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2015, from a loss of $5 million to a gain of $293 million for 2015 and from a gain of $133 million to a gain of $587 million for 2014. Due to the netting as described in the above paragraph, these changes to the previously disclosed amounts have no impact on Credco’s Consolidated Statements of Income and Retained Earnings, Balance Sheets or Cash Flows.

5.   Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized under the fair valuation hierarchy as Level 2, as of September 30, 2016 and December 31, 2015:
(Millions)	2016	2015
Assets:
Derivatives (a)	$331	$156
Total assets	331	156
Liabilities:
Derivatives (a)	61	55
Total liabilities	$61	$55
(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2016 and December 31, 2015, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$0.7	$0.7		$0.2	$0.5	$	―
Other financial assets	16.2	16.2		―	16.2		―
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4		―	―		0.4
Loans to affiliates and other	10.5	10.5		―	7.7		2.8
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	6.9	6.9		―	6.9		―
Financial liabilities carried at other than fair value
Long-term debt	$18.7	$18.8	$	―	$18.8	$	―

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$0.2	$0.2		$0.2	$ ―	$	―
Card Member receivables HFS	(b)	(b)		―	(b)		―
Other financial assets	18.2	18.2		―	18.2		―
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4		―	―		0.4
Loans to affiliates and other	14.3	14.3		―	11.3		3.0
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.4	9.4		―	9.4		―
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$21.8	$	―	$21.8	$	―
(a)	Level 1 amounts reflect interest-bearing deposits in banks and Level 2 amounts reflect time deposits and short-term investments.
(b)	Reflects carrying value and the associated fair value of Card Member receivables HFS of $24 million but does not include any fair value associated with Card Member account relationships.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2016 and during the year ended December 31, 2015, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Variable Interest Entity
Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity. Total assets as of September 30, 2016 and December 31, 2015 were $1.8 billion and $1.7 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of both September 30, 2016 and December 31, 2015 were $1.7 billion. As of September 30, 2016 and December 31, 2015, $1.3 billion and $0.8 billion, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and nine months ended September 30, 2016 and 2015 were as follows:
Foreign
Currency
Translation
Three Months Ended September 30, 2016 (Millions), net of tax	Adjustments
Balances as of June 30, 2016	$(1,188)
Net translation gain of investments in foreign operations	30
Net losses related to hedges of investment in foreign operations	(29)
Net change in accumulated other comprehensive loss	1
Balances as of September 30, 2016	$(1,187)

Foreign
Currency
Translation
Nine Months Ended September 30, 2016 (Millions), net of tax	Adjustments
Balances as of December 31, 2015	$(1,156)
Net translation loss of investments in foreign operations	(3)
Net losses related to hedges of investment in foreign operations	(28)
Net change in accumulated other comprehensive loss	(31)
Balances as of September 30, 2016	$(1,187)

Foreign
Currency
Translation
Three Months Ended September 30, 2015 (Millions), net of tax	Adjustments
Balances as of June 30, 2015	$(941)
Net translation loss of investments in foreign operations	(376)
Net gains related to hedges of investment in foreign operations	188
Net change in accumulated other comprehensive loss	(188)
Balances as of September 30, 2015	$(1,129)

Foreign
Currency
Translation
Nine Months Ended September 30, 2015 (Millions), net of tax	Adjustments
Balances as of December 31, 2014	$(787)
Net translation loss of investments in foreign operations	(616)
Net gains related to hedges of investment in foreign operations	274
Net change in accumulated other comprehensive loss	(342)
Balances as of September 30, 2015	$(1,129)

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30, 2016 and 2015.

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
Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $294 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $294 million of unrecognized tax benefits, approximately $289 million relates to amounts that if recognized would be recorded in shareholder’s equity and would not impact Credco’s results of operations or its effective tax rate.
The effective tax rate was 14.3 percent and 12.5 percent for the three and nine months ended September 30, 2016, respectively, and 13.3 percent and 15.2 percent for the three and nine months ended September 30, 2015, respectively. The changes in tax rates primarily reflected the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested. In addition, the effective tax rate in each of the periods reflects the impact of certain prior years’ tax items.
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
During the third quarter, American Express remained focused on its key initiatives to accelerate its revenue growth, optimize its investments and reset its cost base. American Express’ results for the quarter ended September 30, 2016, reflected progress on its cost reduction efforts and steady credit performance, partially offset by its higher level of investment spending and a restructuring charge.
Competition remains intense across American Express’ businesses, particularly in the U.S. While American Express’ businesses are global and diversified, to remain competitive American Express needs to continue to demonstrate the value it delivers to its merchants, customers and business partners in all aspects of its relationships.
Effective December 1, 2015, American Express transferred the Card Member loans and receivables related to its cobrand partnerships with JetBlue and Costco in the United States to Card Member loans and receivables held for sale (HFS) on its Consolidated Balance Sheets, the sales of which were completed on March 18, 2016 and June 17, 2016, respectively. For the periods from December 1, 2015 through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment.
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

Results of Operations for the Nine Months Ended September 30, 2016 and 2015
Net income depends largely on the volume of Card Member receivables and loans purchased, the discount factor used to determine purchase price, interest earned, interest expense, collectability of Card Member receivables and loans purchased and income taxes.
Credco’s consolidated net income increased $12 million or 8 percent for the nine months ended September 30, 2016 as compared to the same period in the prior year. The year-over-year increase is primarily due to lower Interest expense and Provision for losses partially offset by lower Interest income from affiliates and other and discount revenue earned from purchased Card Member receivables and loans. The following table summarizes the changes for the nine months ended September 30:
Table 1: Changes Attributable to the Increase (Decrease) in Key Revenue and Expense Accounts
(Millions)	2016		2015

Discount revenue earned from purchased Card Member receivables and loans:
Volume of receivables and loans purchased		$(12)		$5
Discount rates		5		(32)
Total		$(7)		$(27)

Interest income from affiliates and other:
Average loans to affiliates and other		$(29)		$2
Interest rates		(7)		(105)
Total		$(36)		$(103)

Finance revenue:
Average Card Member loans outstanding		$2		$(6)
Interest rates		5		(8)
Total		$7		$(14)

Interest expense:
Average debt outstanding		$(23)		$(1)
Interest rates		(21)		(106)
Total		$(44)		$(107)

Interest expense to affiliates:
Average debt outstanding to affiliates	$	―	$	―
Interest rates		9		2
Total		$9		$2

Discount revenue earned from purchased Card Member receivables and loans
Discount revenue decreased 2 percent or $7 million to $352 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily driven by a decrease in net volume of purchased receivables and loans by $6 billion or 4 percent to $164 billion for the nine months ended September 30, 2016.
Interest income from affiliates and other
Interest income from affiliates and other decreased 19 percent or $36 million to $158 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily driven by a 14 percent or $2 billion decrease in average loan balances with affiliates and other to $12 billion, and a decrease of 9 basis points in the annualized effective interest rate charged to affiliates and other to 1.79 percent.
Finance revenue
Finance revenue increased 32 percent or $7 million to $29 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, driven by an increase in interest rates and an increase in the average Card Member loan balances outstanding for the nine months ended September 30, 2016 to $431 million as compared to $390 million for the same period in the prior year.

Provisions for losses
Provisions for losses decreased 13 percent or $15 million to $105 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily driven by lower net write-offs and improved delinquencies during the nine months ended September 30, 2016.
Interest expense
Interest expense decreased 16 percent or $44 million to $239 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily driven by a decrease in annualized effective interest rates on average debt outstanding by 13 basis points to 1.44 percent, and a decrease in average debt outstanding by 8 percent or $2 billion to $22 billion.
Interest expense to affiliates
Interest expense to affiliates increased by $9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily driven by an increase in the annualized effective interest rate on average debt to affiliates outstanding by 25 basis points to 44 basis points in 2016, as compared to the same period in the prior year.
Other, net
The benefit recorded in Other, net decreased $6 million to a benefit of $13 million for the nine months ended September 30, 2016, as compared to a benefit of $19 million for the same period in the prior year, primarily driven by a $21 million decrease in the forward point gains, partially offset by an increase in the fair value hedge ineffectiveness gains by $14 million.
Income taxes
The effective tax rate for the nine months ended September 30, 2016 and 2015 was 12.5 percent and 15.2 percent, respectively. The results for the nine months ended September 30, 2015 reflect out-of-period corrections that increased tax expense by $11 million. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.
The tax rate in each of the periods primarily reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of prior years’ tax items.

Card Member Receivables and Card Member Loans
As of September 30, 2016 and December 31, 2015, Credco owned $16.1 billion and $17.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of September 30, 2016 and December 31, 2015, CRC owned approximately $1.6 billion and $4.1 billion, respectively, of such participation interests.
As of September 30, 2016 and December 31, 2015, Credco owned gross Card Member loans totaling $431 million and $435 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of or for the nine months ended September 30:
Table 2: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2016	2015
Total gross Card Member receivables (a)	$16,096	$18,331
Loss reserves – Card Member receivables (a)	$106	$109
Loss reserves as a % of receivables	0.66%	0.59%
Average life of Card Member receivables (# in days) (b)	30	29

U.S. Consumer Services gross Card Member receivables (a)	$1,307	$3,635
30+ days past due as a % of total	0.69%	0.83%
Average receivables	$2,731	$3,275
Write-offs, net of recoveries	$12	$20
Net write-off rate (c)	0.59%	0.81%

International Consumer and Network Services gross Card Member receivables (a)	$1,482	$1,374
30+ days past due as a % of total	1.35%	1.67%
Average receivables	$1,437	$1,285
Write-offs, net of recoveries	$21	$17
Net write-off rate (c)	1.95%	1.76%

Global Commercial Services gross Card Member receivables (a)
Global Small Business Services	$1,058	$1,507
30+ days past due as a % of total	0.76%	1.06%
Average receivables	$1,315	$1,327
Write-offs, net of recoveries	$10	$10
Net write-off rate (c)	1.01%	1.00%
Global Corporate Payments	$12,249	$11,815
90+ days past billing as a % of total	0.77%	0.71%
Write-offs, net of recoveries	$62	$77
Net loss ratio (d)	0.06%	0.07%
(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)	Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods presented, to the volume of Card Member receivables purchased by Credco.
(c)	Represents the amount of Card Member receivables owned by Credco that is written off, net of recoveries, expressed as a percentage of the average Card Member receivables in each of the periods presented.
(d)	Represents the amount of Card Member receivables owned by Credco that is written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods presented.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of September 30, 2016 and December 31, 2015 were as follows:
Table 3: Loans to Affiliates and Other
(Millions)	2016	2015
American Express Company	$3,505	$6,923
American Express Services Europe Limited	2,624	2,981
Amex Bank of Canada	1,783	1,770
American Express Australia Limited	1,235	1,193
American Express Co. (Mexico) S.A. de C.V.	755	778
American Express Bank (Mexico) S.A.	305	337
American Express International, Inc.	105	110
American Express International (NZ) Inc.	90	95
Amex (Saudi Arabia) Limited	71	75
Total (a)	$10,473	$14,262
(a)	As of September 30, 2016 and December 31, 2015, approximately $3.3 billion and $3.6 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

Due from/to Affiliates
As of September 30, 2016 and December 31, 2015, amounts due from affiliates were $36 million and $615 million, respectively. As of September 30, 2016 and December 31, 2015, amounts due to affiliates were $1.5 billion and $1.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of September 30, 2016 and December 31, 2015 were as follows:
Table 4: Short-term Debt to Affiliates
(Millions)	2016	2015
AE Exposure Management Ltd.	$3,278	$3,047
American Express Europe LLC	738	1,163
American Express Swiss Holdings	399	389
American Express Holdings (Netherlands) C.V.	191	190
Amex Funding Management (Europe) Limited	78	51
Accertify, Inc.	46	―
American Express Travel Related Services Company, Inc.	―	599
Total	$4,730	$5,439

Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead, Credco receives a lower discount rate on the receivables sold to Credco than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $190 million and $181 million for the nine months ended September 30, 2016 and 2015, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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
Table 5: Unsecured Debt Ratings

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable
Fitch	F1	A	Negative
Moody’s	Prime 1	A2	Stable
S&P	A-2	A-	Stable

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

Short-term Funding Programs
Short-term borrowing, such as commercial paper, is generally defined as debt with an original maturity of 12 months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2016 and December 31, 2015, Credco had $0.6 billion and $2.1 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.2 billion and $0.9 billion for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.
Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Credco had the following long-term debt outstanding as of September 30, 2016 and December 31, 2015:
Table 6: Long-term Debt Outstanding

(Billions)	2016	2015
Long-term debt outstanding	$18.7	$21.7
Average long-term debt (a)	$21.9	$22.9
(a)	Average long-term debt outstanding during the nine and twelve months ended September 30, 2016 and December 31, 2015, respectively.
On October 31, 2016, Credco issued $1 billion of senior unsecured notes with a maturity of three years consisting of:
•	$750 million of fixed-rate senior notes with a coupon of 1.7 percent; and
•	$250 million of floating-rate senior notes at a rate of 3-month LIBOR plus 57 basis points.
Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. Credco had $18.2 billion and $20.9 billion of debt securities outstanding as of September 30, 2016 and December 31, 2015, respectively, issued under the SEC registration statement.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.6 billion (AUD $6 billion). During the nine months ended September 30, 2016, no notes were issued under this program. As of September 30, 2016 and December 31, 2015, the entire amount of approximately $4.6 billion and $4.4 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. For the nine months ended September 30, 2016, no notes were issued under this program. As of September 30, 2016 and December 31, 2015, AECCC had $0.4 billion and $0.8 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the nine months ended September 30, 2016 and 2015, Credco paid nil and $76 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of September 30, 2016, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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
As of September 30, 2016, Credco had cash and cash equivalents of approximately $685 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
As of March 1, 2017, regulations implementing the margin requirements under Dodd-Frank Wall Street Reform and Consumer Protection Act would result in Credco collecting and remitting cash and/or securities collateral relative to the value of certain uncleared derivative transactions (variation margin), which may create or increase collateral posting requirements for Credco.
Committed Bank Credit Facilities
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of September 30, 2016 of $3.0 billion, which expires on December 9, 2018. As of September 30, 2016, no amounts were drawn on the committed credit facility. The capacity of the facility mainly serves to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.75 for the nine months ended September 30, 2016. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the nine months ended September 30, 2016 was 5.95.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Third Quarter 2016 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to:
•	credit trends, which will depend in part on the economic environment, including, among other things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;
•	the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of Card Member receivables and loans, and operational risk;
•	fluctuations in foreign currency exchange rates;
•	negative changes in Credco’s credit ratings, which could result in decreased liquidity and higher borrowing costs;
•	changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by bank regulators relating to certain credit and charge card practices;
•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs;
•	the impact on American Express’ business resulting from continuing geopolitical uncertainty (including potential impacts resulting from the proposed exit of the U.K. from the European Union);
•	the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies;
•	Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and
•	Credco’s tax rate remaining consistent with current expectations, which could be impacted by, among other things, Credco’s geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation (including final and temporary Treasury regulations under Section 385 of the U.S. Internal Revenue Code) and unfavorable tax audits and other unanticipated tax items.

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
During the third quarter of 2016, American Express Travel & Lifestyle Services obtained two visas from Iranian embassies in connection with certain travel arrangements on behalf of clients. In addition, American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the third quarter of 2016 they obtained approximately 80 visas from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. American Express  had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.
ITEM 6.   EXHIBITS
The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: November 7, 2016	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 7, 2016	By	/s/ David L. Fabricant
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