Form 10-K
period 2016-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2017-02-27
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 1-6908
AMERICAN EXPRESS CREDIT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, New York, New York	10285
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (212) 640-2000.
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
2.375 percent Medium-Term Senior Notes	New York Stock Exchange
Series F, due May 26, 2020
0.625 percent Senior Notes, due 2021	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At February 27, 2017, 1,504,938 shares of the common stock, par value $0.10 per share, were outstanding.
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
Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of the American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest-earning and revolving loans are primarily funded by subsidiaries of TRS other than Credco. American Express charge cards and American Express credit cards are collectively referred to herein as the card.
American Express Card Business
American Express is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. American Express’ principal products and services are charge and credit card products and travel-related services offered to consumers and businesses around the world.
The charge cards are designed primarily as a method of payment, with Card Members generally paying the full amount billed each month. Charges are approved based on a variety of factors including a Card Member’s current spending patterns, payment history, credit record and financial resources. In addition to charge cards, TRS and its subsidiaries and licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of different payment terms, interest rate and fee structures.
In the United States, American Express’ marketing and sale of consumer financial products and its compliance with certain federal consumer financial laws, are supervised and examined by the Consumer Financial Protection Bureau (CFPB), which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices. Bankruptcy and debtor relief laws can affect American Express’ ability to collect amounts owed to it.

In countries outside the United States, American Express has seen an increase in regulatory focus in relation to a number of key areas impacting its card-issuing businesses, particularly consumer protection (such as the EU, the United Kingdom and Canada), responsible lending (such as Australia, Mexico, New Zealand and Singapore) and privacy and data protection (such as Europe, Australia, Canada, Mexico and Singapore). Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations toward paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.

General Nature of Credco’s Business
Credco engages primarily in the business of financing Card Member receivables and in providing loans to certain of its affiliates. The use of a centralized funding source for assets originated by affiliated entities provides American Express with operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results are insulated to a large extent from sources of volatility and risk inherent in the primary businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. Credco receives ongoing financial support from American Express through maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express affiliates. During each monthly period, the discount and interest rates are determined or adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. Refer to Exhibit 12.1 for fixed charge coverage ratio calculation.

The agreements for the purchase and sale of card receivables and loans (receivables agreements) between Credco and its affiliates provide that the parties intend the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables and loans are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). Credco considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which Credco offers to purchase receivables and loans to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for credit losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 18.
Credco funds, either directly or indirectly through its consolidated subsidiaries, Card Member receivables and loans primarily in one or more of the following ways:
•	purchases, without recourse, of Card Member receivables and loans directly from issuers of American Express cards (card issuers);
•	purchases of participation interests from TRS’ securitization program;
•	unsecured loans provided to affiliates, primarily American Express banking subsidiaries; and
•	transfers of Card Member receivables and loans with recourse, representing loans provided to affiliates that are collateralized by the underlying Card Member receivables and loans.
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
Credco generally purchases non-interest-earning Card Member receivables at face amount less a specified discount, which is determined at the time of purchase based upon the nature of the receivables. The discount rate applicable to purchases of new receivables reflects the prevailing funding costs and the collectability of the receivables.
Certain Card Member loans are purchased by Credco, which consist of interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.
As part of its funding activities, Credco regularly reviews funding sources and strategies in international markets and funds the subsidiaries of TRS either by way of unsecured loans or by purchasing Card Member receivables and/or loans, either with or without recourse, as per the terms of the receivables agreement with the respective card issuing entity.
TRS and its subsidiaries originate the Card Member receivables and loans and establish credit standards for Card Members on Credco’s behalf. In addition, TRS and its subsidiaries perform services necessary to bill and collect all Card Member receivables and loans owned by Credco, as agents for Credco. The receivables agreements provide that except with the prior written consent of Credco, the seller shall not materially reduce the credit standards used in determining whether a card is to be issued to an applicant or materially change the policy as to the cancellation of cards for credit reasons.
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
As of both December 31, 2016 and 2015, Credco had 6 employees.

Item 1A.	RISK FACTORS

This section highlights specific risks that could affect Credco and its business. Based on the information currently known to it, Credco believes the following information identifies the most significant risk factors affecting Credco. However, the risks and uncertainties that Credco faces are not limited to those described below. Additional risks and uncertainties not presently known to Credco or that Credco currently believes to be immaterial may also adversely affect Credco’s business.
If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on Credco’s business, financial condition or results of operations. These events could also have a negative effect on the trading price of its debt securities.
Adverse financial market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital.
Credco needs liquidity to purchase receivables from, and make loans to, its affiliates and to pay operating and other expenses, interest on debt and to repay maturing liabilities. The principal sources of Credco’s liquidity are payments from Card Members, cash and cash equivalents, proceeds from the issuance of unsecured medium- and long-term notes, assets that could be sold to TRS for securitization, and a committed bank borrowing facility, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates, through intercompany loan agreements.
Credco’s ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on market conditions. Disruptions, uncertainty or volatility across the financial markets, as well as adverse developments affecting American Express’ competitors and the financial industry generally, could negatively impact market liquidity and limit Credco’s access to funding required to operate its business. Such market conditions may also limit its ability to replace, in a timely manner, maturing liabilities and access the funding necessary to provide financing to its affiliates. In some circumstances, Credco may incur an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility.
Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect Credco’s business and results of operations.
Credco’s results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. Uneven global economic growth has had, and may continue to have, an adverse effect on Credco, in part because it is very dependent upon the level of consumer and business activity and the demand for payment and financing products. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on American Express cards and the ability and willingness of Card Members to pay amounts owed to American Express. Travel and entertainment expenditures, for example, are sensitive to business and personal discretionary spending levels and also tend to decline during general economic downturns.

Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. Further, economic or political instability in certain regions or countries could negatively affect consumer and business spending, including in other parts of the world.
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
Adverse currency fluctuations and foreign exchange controls could decrease the revenue Credco receives from its international operations.
During 2016, approximately 39 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and accordingly the revenue it generates outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on Credco’s results of operations. Furthermore, Credco may become subject to foreign exchange regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars or Credco’s ability to transfer them and this could impact Credco’s results of operations.
Continuing concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries may cause the value of the euro to fluctuate more widely than in the past and could lead to the reintroduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. If there is a significant devaluation of the euro and Credco is unable to hedge its foreign exchange exposure to the euro, the value of its euro-denominated assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in Credco’s financial statements. Similarly, the reintroduction of certain individual country currencies or the complete dissolution of the euro could adversely affect the value of Credco’s euro-denominated assets and liabilities. In addition, foreign currency derivative instruments to hedge Credco’s market exposure to re-introduced currencies may not be immediately available or may not be available on acceptable terms.
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

American Express’ business is subject to comprehensive government regulation and supervision, which could adversely affect Credco’s results of operations and financial condition.
American Express’ business is subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects its business, and has the potential to restrict the scope of American Express’ existing businesses, increase its costs of doing business, and limit its ability to pursue certain business opportunities or make its products and services more expensive for customers. Regulatory oversight and supervision of American Express’ businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect its security holders. The current environment of additional regulation, enhanced supervision efforts and increased and unpredictable regulatory investigations and enforcement is likely to continue to result in changes to American Express’ business practices, products and procedures, and potentially additional penalties and/or restitution payments to Card Members. In addition, new laws or regulations or changes in the enforcement of existing laws or regulations applicable to American Express’ businesses could impact the profitability of its business activities, limit its ability to pursue business opportunities or adopt new technologies, require it to change certain of its business practices or alter its relationships with partners, merchants and Card Members, or affect retention of its key personnel. Such changes also may require American Express to invest significant management attention and resources to make any necessary changes and could adversely affect Credco’s results of operations and financial condition. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of American Express’ business, it faces complexity and additional costs in its compliance efforts.
If American Express fails to satisfy regulatory requirements or maintain its financial holding company status, its financial condition and results of operations could be adversely affected, and it may be restricted in its ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. Additionally, its banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict its ability to engage in certain activities or acquisitions, or may require American Express to maintain more capital.
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa, Inc. (Visa) and MasterCard International Inc. (MasterCard) and the fees merchants are charged to accept cards. Even where American Express is not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from American Express’ business, including as a result of downward pressure on its discount rate from decreases in competitor pricing in connection with caps on interchange fees.
American Express is subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective anti-money laundering (AML) programs. Similar AML requirements apply under the laws of most jurisdictions where American Express operates. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services American Express may offer to consumers, the countries in which its cards may be used, and the types of customers and merchants who can obtain or accept its cards. Activity such as money laundering or terrorist financing involving American Express’ cards could result in enforcement action, and its reputation may suffer due to its customers’ association with certain countries, persons or entities or the existence of any such transactions.
The risk management policies and procedures of American Express, Credco and the card issuers may not be effective.
American Express’ risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. American Express has established policies and procedures intended to identify, monitor and manage the types of risk to which it is subject, including credit risk, market risk, asset liability risk, liquidity risk, operational risk, compliance risk, model risk, strategic and business risk and reputational risk. Although American Express and the card issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as their risk management techniques such as hedging strategies, may not be fully effective. There may also be risks that exist, or develop in the future, that have not been appropriately anticipated, identified or mitigated. As regulations and markets in which American Express, Credco and the card issuers operate continue to evolve, the risk management framework may not always keep sufficient pace with those changes. If the risk management framework does not effectively identify or mitigate these risks, Credco could suffer unexpected losses or reputational harm that could materially adversely affect Credco.
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

Management of credit, market, liquidity, and operational and compliance risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.
Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the consumer and small business Card Member receivables and Card Member loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks contribute to credit risk. American Express’ and Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk become less predictive of future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. American Express expects that some modest, gradual upward pressure on its write-off rates will cause provisions to grow faster than loans in 2017. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect its profitability and may increase its cost of funds.
Although American Express, Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of receivables and loans, these estimates may not be accurate. In addition, the information American Express, Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete. Although American Express regularly reviews credit exposure to specific clients and counterparties and to specific industries, countries and regions that American Express, Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, American Express’, Credco’s and the card issuers’ ability to manage credit risk may be adversely affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations). Increased credit risk, whether resulting from underestimating the credit losses inherent in Credco’s portfolio of receivables and loans, deteriorating economic conditions, changes in the mix of businesses or otherwise, could require Credco to increase its provisions for losses and could have a material adverse effect on its results of operations and financial condition.

Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact its financial condition. Credco is primarily exposed to market risk from the impact of interest rate movements on its borrowings and interest-earning assets. If the rate of interest Credco pays on its borrowings increases, this will lead to Credco increasing the discount rate at which it offers to purchase receivables in order to achieve the minimum required 1.25 fixed charge coverage ratio; to the extent this increased price is not acceptable to the seller, Credco’s ability to purchase receivables may be limited, resulting in an adverse impact on its results of operations.
Liquidity risk is defined as the inability to access cash and cash equivalents needed to meet business requirements and satisfy Credco’s obligations. If Credco is unsuccessful in managing its liquidity risk, it may maintain too much liquidity, which can be costly and limit financial flexibility, or it may be too illiquid, which could limit its growth opportunities, curtail operations or result in financial distress during a liquidity event. For additional information regarding Credco’s management of liquidity risk, see “Adverse financial market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital” above.
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
Credco is an indirect wholly owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables agreements between Credco, on the one hand, and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). While there can be no assurance that the terms of these arrangements are exactly the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.
Credco and its subsidiaries are dependent on the card issuers that generate receivables.
Credco and its subsidiaries are dependent on the card issuers that generate receivables. Credco and its subsidiaries are parties to receivables agreements with the card issuers. These receivables agreements generally require that non-interest and interest-earning receivables be purchased at discount rates that are negotiated and determined at the time of purchase based upon the nature of the receivables. Credco and its subsidiaries are dependent upon these contractual arrangements. Lower levels of Card Member receivables and loans generated by the card issuers from which Credco and its subsidiaries purchase receivables would result in a reduction in the level of finance operations and a reduction in the revenues and net income of Credco and its subsidiaries.
Ongoing legal proceedings regarding provisions in American Express’ merchant contracts could have a material adverse effect on its business, result in additional litigation and/or arbitrations, subject it to substantial monetary damages and damage American Express’s reputation and brand.
The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against American Express alleging that the provisions in American Express’ card acceptance agreements with merchants that prohibit merchants from discriminating against American Express’ card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement, which was approved by the court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following American Express’ appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express, which occurred on January 25, 2017. The DOJ and states may seek further review of this ruling, American Express is also a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in American Express’ card acceptance agreements and seek damages.
An adverse outcome in these proceedings against American Express could have a material adverse effect on American Express’ business and results of operations, require American Express to change its merchant agreements in a way that could expose American Express’ cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage its reputation and brand. Even if American Express was not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to its business practices and materially and adversely impact American Express’ profitability.

Tax legislative initiatives or challenges to American Express’ tax positions could adversely affect Credco’s results of operations and financial condition.
American Express is subject to income and other taxes in the United States and in various foreign jurisdictions. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although American Express believes its positions are reasonable, American Express is subject to audit by the Internal Revenue Service in the United States and by tax authorities in all the jurisdictions in which it conducts business operations. These tax authorities may determine that American Express owes additional taxes or apply existing laws and regulations more broadly, which could result in a significant increase in Credco’s liabilities for taxes and interest in excess of accrued liabilities.
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

Changes in accounting principles or standards could adversely affect Credco’s reported financial results in a particular period, even if there are no underlying changes in the economics of the business.
Credco is subject to changes in and interpretations of financial accounting matters that govern the measurement of its performance, which could change the way Credco accounts for certain of its transactions even if it does not change the way in which it transacts. A change in accounting guidance can have a significant effect on Credco’s reported results, may retroactively affect previously reported results and could cause fluctuations in its reported results. For more information on recently issued accounting standards, see Note 1 to the Consolidated Financial Statements.

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
Credco paid cash dividends of nil and $115 million to TRS in 2016 and 2015, respectively. For information about limitations on Credco’s ability to pay dividends, refer to Note 5 to the Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA
(Millions)	2016		2015	2014	2013	2012
Operating Results
Revenues		$718	$755	$929	$1,007	$1,088
Provisions for losses(a)		151	165	202	148	143
Interest expense (including to affiliates)		341	360	502	597	749
Income tax provision (benefit)		15	38	(35)	(96)	(51)
Net income		$197	$214	$353	$446	$339
Balance Sheet
Cash and cash equivalents		$1,211	$173	$74	$86	$275
Card Member receivables held for sale		―	24	―	―	―
Gross Card Member receivables		18,218	17,607	14,507	14,534	15,362
Reserves for losses, Card Member receivables		110	114	94	76	83
Gross Card Member loans		476	435	401	523	462
Reserves for losses, Card Member loans		5	4	3	4	5
Loans to affiliates and other(b)		10,659	14,262	15,303	11,340	13,178
Total assets		31,936	33,285	32,840	29,926	33,795
Short-term debt (including to affiliates)		7,552	7,559	5,103	3,783	4,114
Long-term debt		20,512	21,725	24,282	21,700	23,986
Shareholder’s equity		2,209	2,119	2,389	2,687	3,168
Cash dividends	$	―	$115	$342	$441	$368
(a)	Effective December 1, 2015, does not reflect provisions related to the held for sale portfolio.
(b)
Includes loans to the joint ventures that issue American Express cards in certain countries (the American Express joint ventures) of nil, $75 million and $40 million as of December 31, 2016, 2015 and 2014, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Business Environment
Management’s discussion of the results of Credco is in the context of the following wider business environment for American Express.
In a challenging economic, competitive and regulatory environment, American Express remains focused on its key priorities of accelerating revenue growth, optimizing investments and resetting its cost base. In 2016, American Express’ revenue was lower year-over-year, though revenue performance sequentially improved in the fourth quarter. American Express made a record level of business-building investments during 2016 and continued to make progress on its plans to remove $1 billion from its overall cost base by the end of 2017. In addition, American Express continued to leverage its strong capital position to return capital to its shareholders through share repurchases and dividends.
Competition remains intense across its businesses. While American Express’ businesses are global and diversified, to remain competitive American Express needs to continue to demonstrate the differentiated value it delivers to merchants, customers and business partners in all aspects of its relationships. More intense competition has and will continue to impact its cost of renewing and ability to win or extend cobrand and other relationships. Throughout its business, American Express is focused on those products, services and relationships that offer the best value to its customers while also providing appropriate returns to its business and shareholders.

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
Results of Operations
Net income depends largely on the volume of Card Member receivables and loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and loans, and income taxes.
Credco’s consolidated net income decreased $17 million or 8 percent to $197 million for the year ended December 31, 2016, as compared to $214 million for the same period in 2015. The year-over-year decrease is primarily due to lower Interest income from affiliates and other, lower Discount revenue earned from purchased Card Member receivables and loans and higher Other expenses partially offset by lower Interest expense, lower Provisions for losses and lower Income tax expense.

Table 1: Total Revenues Summary

Years Ended December 31,			Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Discount revenue earned from purchased Card Member receivables and loans	$471	$479	$(8)	(2)%
Interest income from affiliates and other	207	246	(39)	(16)
Finance revenue	40	30	10	33
Total revenues	$718	$755	$(37)	(5)%

Discount revenue earned from purchased Card Member receivables and loans
Discount revenue decreased 2 percent or $8 million to $471 million in 2016, as compared to the same period in 2015, primarily driven by a 2 percent or $5 billion decrease in net volume of purchased receivables and loans.
Interest income from affiliates and other
Interest income from affiliates and other decreased 16 percent or $39 million to $207 million in 2016, as compared to the same period in 2015, primarily driven by a decrease in loans to affiliates.
Finance revenue
Finance revenue increased 33 percent or $10 million to $40 million in 2016, as compared to the same period in 2015, primarily driven by an increase in the average Card Member loan balances outstanding during 2016.

Table 2: Total Expense Summary

Years Ended December 31,			Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Provisions for losses(a)	$151	$165	$(14)	(8)%
Interest expense	317	350	(33)	(9)
Interest expense to affiliates	24	10	14	#
Other, net	14	(22)	36	#
Total expenses	$506	$503	$3	1%
# Denotes a variance greater than 100 percent
(a)	Effective December 1, 2015, does not reflect provisions related to the held for sale portfolio.
Provisions for losses
Provisions for losses decreased 8 percent or $14 million to $151 million in 2016, as compared to the same period in 2015, primarily driven by lower net write-offs during 2016.
Interest expense
Interest expense decreased 9 percent or $33 million to $317 million in 2016 as compared to the same period in 2015, driven by the replacement of the Australian dollar credit facility with lower rate U.S. dollar denominated medium-term notes, partially offset by an increase in LIBOR rates.
Interest expense to affiliates
Interest expense to affiliates increased by $14 million to $24 million in 2016, as compared to the same period in 2015, primarily driven by increase in LIBOR rates as compared to the same period in the prior year.

Other, net
Other expenses increased $36 million to an expense of $14 million in 2016, as compared to a net benefit of $22 million in 2015, primarily driven by higher expenses associated with hedging of fixed-rate debt of $24 million and a decrease in forward point gains of $13 million.
Income taxes
The effective tax rates for the years ended December 31, 2016 and 2015 were 7.1 percent and 15.1 percent, respectively. The results for the year ended December 31, 2015 reflect out-of-period corrections that increased tax expense by $11 million and the effective tax rate by approximately 4.4 percent. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.
The effective tax rates in each of the periods primarily reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States as well as the impact of certain prior years’ tax items.
Volume of Business
The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:
Table 3: Gross Card Member Receivables and Loans Purchased and Owned by Credco

(Billions)
	Volume of Gross
	Receivables and Loans Purchased			Gross Receivables and Loans Owned
	For the Years Ended December 31,(a)			as of December 31,
Year	U.S.	Non-U.S.	Total	U.S.(b)	Non-U.S.	Total
2016	$160	$59	$219	$14	$5	$19
2015	169	52	221	13	5	18
2014	173	44	217	12	3	15
2013	170	45	215	11	4	15
2012	160	42	202	12	4	16
(a)
Includes volumes related to the HFS portfolio. In addition to the above activity, Credco also purchased new groups of Card Member receivables from TRS and certain of its subsidiaries and participation interests from affiliates, totaling $5.4 billion, $5.8 billion, $3.4 billion, $7.7 billion and $7.5 billion in 2016, 2015, 2014, 2013 and 2012, respectively.

(b)	Effective December 1, 2015 does not reflect the HFS portfolio.

Card Member Receivables and Card Member Loans
As of December 31, 2016 and 2015, Credco owned $18.2 billion and $17.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of December 31, 2016 and 2015, CRC owned approximately $4.0 billion and $4.1 billion, respectively, of such participation interests.
On March 19, 2015, Credco implemented a restructuring of the financing arrangements of American Express’ Australian and New Zealand card businesses to enhance funding flexibility and effectiveness. The former financing arrangement, through collateralized loans to the affiliate, has been replaced by an arrangement where Credco purchases the Charge Card receivables from the affiliate, and continues to provide collateralized loans to fund the lending portfolios.
As of December 31, 2016 and 2015, Credco owned gross Card Member loans totaling $476 million and $435 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio for the years ended December 31:

Table 4: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2016	2015	2014	2013	2012
Total gross Card Member receivables(a)(b)	$18,218	$17,607	$14,507	$14,534	$15,362
Loss reserves ― Card Member receivables(a)(b)	$110	$114	$94	$76	$83
Loss reserves as a % of receivables	0.6%	0.6%	0.6%	0.5%	0.5%
Average life of Card Member receivables (# in days)(c)	30	29	29	29	29
(a)	Effective December 1, 2015 does not reflect the HFS portfolio.
(b)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
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
Table 5: Reserve for Losses related to Card Member receivables and loans

Years Ended December 31, (Millions, except percentages)	2016	2015	2014	2013	2012
Balance, January 1	$118	$97	$80	$88	$76
Provisions	151	165	202	148	143
Other credits(a)	20	32	15	41	54
Net write-offs(b)	(151)	(161)	(170)	(152)	(150)
Other debits(c)(d)	(23)	(15)	(30)	(45)	(35)
Balance, December 31	$115	$118	$97	$80	$88
Reserve for losses as a % of gross Card Member receivables and loans owned at December 31	0.6%	0.7%	0.7%	0.5%	0.6%
(a)
Primarily reserve balances applicable to new groups of Card Member receivables and loans purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables and loans purchased totaled $5.4 billion, $5.8 billion, $3.4 billion, $7.7 billion and $7.5 billion in 2016, 2015, 2014, 2013 and 2012, respectively.

(b)	Net of recoveries of $92 million, $101 million, $102 million, $115 million and $113 million in 2016, 2015, 2014, 2013 and 2012, respectively.
(c)
Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables and loans sold to the American Express joint ventures following the termination of the agreements to purchase Card Member receivables and loans in the third quarter of 2014. Sales of these participation interests and Card Member receivables and loans totaled $5.7 billion, $2.6 billion, $3.4 billion, $9.1 billion and $5.8 billion in 2016, 2015, 2014, 2013 and 2012, respectively.

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

Loans to Affiliates and Other

Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the American Express joint ventures. The components of loans to affiliates and other as of December 31 were as follows:

Table 6: Loans to Affiliates and Other

(Millions)	2016	2015
American Express Company	$4,044	$6,923
American Express Services Europe Limited	2,484	2,981
Amex Bank of Canada	1,593	1,770
American Express Australia Limited	1,290	1,193
American Express Co. (Mexico) S.A. de C.V.	765	778
American Express Bank (Mexico) S.A.	291	337
American Express International, Inc.	107	110
American Express International (NZ) Inc.	85	95
Amex (Saudi Arabia) Limited	―	75
Total(a)	$10,659	$14,262
(a)	As of December 31, 2016 and 2015, approximately $3.3 billion and $3.6 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.
Due from/to Affiliates
As of December 31, 2016 and 2015, amounts due from affiliates were $1.0 billion and $0.6 billion, respectively. As of December 31, 2016 and 2015, amounts due to affiliates were $1.5 billion and $1.7 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of December 31 were as follows:

Table 7: Short-term Debt to Affiliates

(Millions)	2016	2015
AE Exposure Management Ltd.	$3,361	$3,047
American Express Europe LLC	515	1,163
American Express Swiss Holdings	376	389
American Express Holdings (Netherlands) C.V.	192	190
Amex Funding Management (Europe) Limited	73	51
Accertify, Inc.	42	―
American Express Travel Related Services Company, Inc.	―	599
Total	$4,559	$5,439

Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $253 million and $242 million for the years ended December 31, 2016 and 2015, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Sources of Funds
Credco’s business is financed by borrowings consisting principally of issuances of term debt, intercompany borrowings, and issuances of commercial paper, as well as cash provided through operations. Credco has not issued asset-backed securities (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to Consolidated Capital Resources and Liquidity ― Funding Strategy.

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:
Table 8: Weighted-Average Effective Interest Rate

Weighted-Average
Year	Effective Interest Rate
2016	1.28%
2015	1.25%
2014	1.74%
2013	2.21%
2012	2.75%
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

Table 9: Unsecured Debt Ratings

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

Short-term Funding Programs

Short-term borrowing, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2016 and 2015, Credco had $3.0 billion and $2.1 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.5 billion and $0.9 billion for the years ended December 31, 2016 and 2015, respectively.

Long-term Debt Programs

During 2016, Credco issued $3.8 billion of unsecured debt securities with maturities ranging from 3 to 5 years. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of December 31:

Table 10: Long-Term Debt Outstanding

(Billions)	2016	2015
Long-term debt outstanding(a)	$20.5	$21.7
Average long-term debt(b)	$21.4	$22.9
(a)
The outstanding balances include (i) unamortized discount, premium and fees (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the twelve months ended December 31, 2016 and 2015, respectively.

Refer to Note 4 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.
Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of December 31, 2016 and 2015, Credco had $20.2 billion and $20.9 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.3 billion (AUD $6 billion). During 2016, no notes were issued under this program. As of December 31, 2016 and 2015, the entire amount of approximately $4.3 billion and $4.4 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.

Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. During 2016, no notes were issued under this program. As of December 31, 2016 and 2015, AECCC had $0.4 billion and $0.8 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

Credco’s 2016 debt issuances were as follows:

Table 11: Debt Issuances

(Billions)
Fixed Rate Senior Notes (weighted-average coupon of 1.65%)	$3.5
Floating Rate Senior Notes (3-month LIBOR plus 57 basis points)	0.3
Total	$3.8
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During 2016 and 2015, Credco paid nil and $115 million, respectively, of cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of December 31, 2016, Credco was in compliance with all restrictive covenants contained in its debt agreements.
Liquidity Management
American Express, including Credco, incurs liquidity risk that arises in the course of its activities. The liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. American Express and its subsidiaries, including Credco, seek to maintain liquidity sources, even in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions, in amounts sufficient to meet their expected future financial obligations and business requirements for liquidity for a period of at least twelve months. General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy.
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
Credco regularly accesses liquidity through its various funding programs, and maintains a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the American Express Issuance Trust II, as well as a committed bank facility.
As of December 31, 2016, Credco had cash and cash equivalents of approximately $1.2 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facility
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of December 31, 2016 of $3.0 billion, which expires on December 9, 2018. As of December 31, 2016, no amounts were drawn on the committed credit facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges.
The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.
Table 12: Ratio of Earnings to fixed charges for Credco and Ratio of Earnings to combined fixed charges and preferred stock dividends for American Express

		American
	Credco	Express
2016	1.62	5.38
2015	1.70	5.54
2014	1.63	6.22

OFF-BALANCE SHEET ARRANGEMENTS
To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. There were no such non-cash collateral as of December 31, 2016 and 2015, respectively.

RISK MANAGEMENT
Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Enterprise-wide Risk Management (ERM) Policy, approved by the Risk Committee of the American Express Board of Directors (the Risk Committee). The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk, compliance risk, model risk, asset/liability risk and strategic and business risks. Risk appetite defines the authorized risk limits to control exposures within American Express’ risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.
The Risk Committee reviews and concurs in the appointment, replacement, performance and compensation of American Express’ Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks, transactions and exposures.
The Risk Committee reviews American Express’ risk profile against the tolerance specified in the Risk Appetite Framework, including significant risk exposures, risk trends in American Express’ portfolios and major risk concentrations.
The Audit and Compliance Committee of the American Express Board of Directors reviews and approves compliance policies, which include American Express’ Compliance Risk Tolerance Statement. In addition, the Audit and Compliance Committee reviews the effectiveness of the American Express Corporate-wide Compliance Risk Management Program. More broadly, this committee is responsible for assisting the Board in its oversight responsibilities relating to the integrity of financial statements and financial reporting process; internal and external auditing, including the qualifications and independence of the independent registered public accounting firm and the performance of internal audit services function; and the integrity of systems of internal accounting and financial controls.
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
There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks and is responsible for risk governance, risk oversight and risk appetite. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies across American Express, including Credco, with approval by the appropriate board committee. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, and provides guidance on the steps to monitor, control and report major risks.
As defined in the ERM policy, American Express follows the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, the Chief Credit Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense. The second line comprises independent functions overseeing risk taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer, the Corporate Controller and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks.
American Express Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.
In addition, the Asset-Liability Committee, chaired by American Express’ Chief Financial Officer, is responsible for managing market, liquidity, asset/liability risk and capital.

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
To appropriately measure and manage operational risk, American Express has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the Risk Committee. The Operational Risk Management Committee (ORMC), chaired by the Chief Operational Risk Officer provides governance for the operational risk framework and coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Operational Excellence teams in the business units and staff groups, including Credco.
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
The framework requires the assessment of operational risk events to determine root causes, impact to customers and/or American Express, and resolution plan accountability to correct any defect, remediate customers, and enhance controls and testing to mitigate future issues. The impact is assessed from an operational, financial, brand, regulatory compliance and legal perspective.
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

Market Risk Management Process
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:
•	Interest rate risk in its funding activities; and
•	Foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar.

American Express’ Asset Liability Management (ALM) and Market Risk policies establish the framework that guides and governs market risk management for American Express and its subsidiaries, including Credco, with clear quantitative limits and escalation triggers. These policies are approved by the Risk Committee of the American Express Board of Directors.
Market risk is managed by the American Express Market Risk Management Committee. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies and exposure management for market risk and ALM activities as well as overseeing compliance with the Volcker Rule and other regulatory requirements. Market risk management is also guided and governed by policies covering the use of derivative financial instruments, funding, liquidity and investments.
Interest rate risk arises through the funding of Card Member receivables and Card Member loans purchased with variable-rate borrowings. Interest rate exposure can vary over time through, among other things, the proportion of Credco’s total funding provided by variable- and fixed-rate debt. In addition, interest rate swaps are used from time to time to effectively convert debt issuance to (or from) variable-rate, from (or to) fixed-rate. Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 6 to Credco’s Consolidated Financial Statements.
Given the nature of Credco’s business model, where Credco includes its costs of funding in the calculation of the discount at which Credco offers to purchase receivables and loans and where such discount is determined to maintain Credco’s required minimum fixed charge coverage ratio of 1.25, there would be minimal detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates.
Foreign exchange exposures arise in two principal ways: 1) funding foreign currency Card Member receivables and loans in U.S. dollars and 2) Foreign currency (equity and earnings) in subsidiaries outside the United States.
Credco’s foreign exchange risk is managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur.
As of December 31, 2016 and 2015, foreign currency hedge instruments with total notional amounts of approximately $12 billion and $11 billion were outstanding, respectively. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity qualify for net investment hedge accounting.
With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2016.

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
Liquidity risk is managed at an aggregate American Express level as well as at certain subsidiaries, including Credco, in order to ensure that sufficient and accessible liquidity resources are maintained. American Express manages liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that it can continuously meet its business requirements and expected future financing obligations for at least a twelve-month period, even in the event it is unable to raise new funds under its regular funding programs during a substantial weakening in economic conditions. The Funding and Liquidity Committee reviews forecasts of American Express aggregate cash positions and financing requirements, approves funding plans designed to satisfy those requirements under normal and stressed conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken.

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
In estimating these losses, American Express uses statistical and analytical models that analyze portfolio performance and reflect its judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods, and average losses over an appropriate historical period as well as expected future recoveries. American Express also considers whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member receivables and loans.
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
As of December 31, 2016, a 10 percent increase in Credco’s estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $12 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent Credco’s expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.

Fair Value Measurement
Credco’s derivative instruments are carried at fair value on the Consolidated Balance Sheets, which require management to make assumptions and apply judgments when assessing fair value.
The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability by utilizing the three-level hierarchy of inputs to valuation techniques used to measure fair value. When available, Credco uses quoted market prices to determine fair value (Level 1). If quoted market prices are not available, Credco will measure fair value based on pricing models with significant observable inputs (Level 2). Credco does not have any financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3). For additional information on Credco’s fair value hierarchy, refer to Note 7 to the Consolidated Financial Statements.

Credco’s primary derivative instruments are interest rate swaps and foreign currency forward agreements. The fair value of Credco’s derivative instruments is estimated by using either a third-party valuation service that uses proprietary pricing models, or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. For additional information on Credco’s derivatives and hedging activities, refer to Note 6 to the Consolidated Financial Statements.

In the measurement of fair value for Credco’s derivative instruments, although the underlying inputs used in the pricing models are based on observable markets inputs, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value. Credco reaffirms its understanding of the valuation techniques used by a third-party valuation services at least annually.

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
In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether, and the extent to which, a tax position should be sustained. A tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits. The amount of tax benefit recognized is the largest benefit that management believes is more likely than not to be realized on ultimate settlement. As new information becomes available, Credco evaluates its tax positions and adjusts its unrecognized tax benefits, as appropriate.
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
Recently Issued Accounting Standards
Refer to the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and below, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
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
•
the impact on American Express’ business resulting from continuing geopolitical uncertainty (including potential impacts resulting from the U.S. Administration and the proposed exit of the United Kingdom from the European Union);

•	the impact on American Express’ business of changes in the substantial and increasing worldwide competition in the payments industry;
•	the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies;
•
Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•
Credco’s tax rate remaining consistent with current expectations, which could be impacted by, among other things, Credco’s geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation and unfavorable tax audits and other unanticipated tax items.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Risk Management under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.
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
Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2016. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2016, Credco’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of American Express Credit Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of American Express Credit Corporation and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 9 to the consolidated financial statements, the Company has entered into significant related party transactions with its affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 27, 2017

(Item 15 (a))
AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2016	2015	2014
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$471	$479	$502
Interest income from affiliates and other	207	246	384
Finance revenue	40	30	43
Total revenues	718	755	929
Expenses
Provisions for losses	151	165	202
Interest expense	317	350	496
Interest expense to affiliates	24	10	6
Other, net	14	(22)	(93)
Total expenses	506	503	611
Pretax income	212	252	318
Income tax provision (benefit)	15	38	(35)
Net income	$197	$214	$353

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2016	2015	2014
Net income	$197	$214	$353
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(107)	(369)	(309)
Other comprehensive loss	(107)	(369)	(309)
Comprehensive income (loss)	$90	$(155)	$44

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Millions, except share data)	2016	2015
Assets
Cash and cash equivalents	$1,211	$173
Card Member receivables held for sale	―	24
Card Member receivables, less reserves: 2016, $110; 2015, $114	18,108	17,493
Card Member loans, less reserves: 2016, $5; 2015, $4	471	431
Loans to affiliates and other	10,659	14,262
Due from affiliates	997	615
Other assets	490	287
Total assets	$31,936	$33,285
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$2,993	$2,120
Short-term debt to affiliates	4,559	5,439
Long-term debt	20,512	21,725
Total debt	28,064	29,284
Due to affiliates	1,517	1,727
Accrued interest and other liabilities	146	155
Total liabilities	$29,727	$31,166
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	3,311	3,114
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2016, $329; 2015, $232	(1,263)	(1,156)
Total accumulated other comprehensive loss	(1,263)	(1,156)
Total shareholder’s equity	2,209	2,119
Total liabilities and shareholder’s equity	$31,936	$33,285

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2016		2015	2014
Cash Flows from Operating Activities
Net income		$197	$214		$353
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses		151	165		202
Amortization of underwriting expense		23	30		24
Deferred taxes		14	8		(17)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates		(39)	(262)		44
Other operating assets and liabilities		475	458		(455)
Net cash provided by operating activities		821	613		151
Cash Flows from Investing Activities
Net (increase) in Card Member receivables and loans, including held for sale		(1,059)	(3,592)		(251)
Net decrease (increase) in loans to affiliates and other		2,973	152		(4,746)
Net (decrease) increase in due to/from affiliates		(515)	2,605		662
Net cash provided by (used in) investing activities		1,399	(835)		(4,335)
Cash Flows from Financing Activities
Net increase in short-term debt		873	1,351		569
Net (decrease) increase in short-term debt to affiliates		(861)	1,112		798
Issuance of long-term debt		3,791	6,522		7,509
Principal payments on long-term debt		(4,961)	(8,545)		(4,355)
Dividends paid		―	(115)		(342)
Net cash (used in) provided by financing activities		(1,158)	325		4,179
Effect of foreign currency exchange rates on cash and cash equivalents		(24)	(4)		(7)
Net increase (decrease) in cash and cash equivalents		1,038	99		(12)
Cash and cash equivalents at beginning of year		173	74		86
Cash and cash equivalents at end of year		$1,211	$173		$74

Supplemental cash flow information
Non-cash investing activities
Transfer of Card Member receivables, during the fourth quarter of 2015, to Card Member receivables held for sale, net of reserves.	$	―	$21	$	―

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

					Accumulated
				Additional	Other
Three Years Ended December 31, 2016		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of December 31, 2013	$2,687	$	―	$161	$(478)	$3,004
Net income	353					353
Other comprehensive loss	(309)				(309)
Cash dividends paid	(342)					(342)
Balances as of December 31, 2014	2,389		―	161	(787)	3,015
Net income	214					214
Other comprehensive loss	(369)				(369)
Cash dividends paid	(115)					(115)
Balances as of December 31, 2015	2,119		―	161	(1,156)	3,114
Net income	197					197
Other comprehensive loss	(107)				(107)
Cash dividends paid	―					―
Balances as of December 31, 2016	$2,209	$	―	$161	$(1,263)	$3,311

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
Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of the American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest-earning revolving loans are primarily funded by subsidiaries of TRS other than Credco.
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
Credco consolidates entities in which it holds a controlling financial interest. For voting interest entities, Credco is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity’s equity, Credco is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE’s economic performance, and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period, revenues and expenses are translated at the average month-end exchange rates during the year. Resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Gains and losses related to transactions in a currency other than the functional currency are reported net in Other expenses, in Credco’s Consolidated Statements of Income. Net foreign currency transaction gains amounted to approximately $1 million, $14 million and $87 million in 2016, 2015 and 2014, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member losses on receivables and loans, fair value measurements and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.
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
Interest Expense
Interest expense includes interest incurred primarily to fund Card Member receivables and loans, general corporate purposes and liquidity needs, and is recognized as incurred.
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

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The accounting standard establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017.
Credco will adopt the new guidance on January 1, 2018, and anticipates using the full retrospective method, which applies the new standard to each prior reporting period presented. Credco has been working on the implementation of the standard since its issuance in 2014 and has made significant progress in evaluating the potential impact on its Consolidated Financial Statements. Credco does not expect a significant impact to pretax income upon adoption.
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. Credco continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, as well as the impact the standard may have on its accounting policies, business processes, systems and internal controls.
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in estimating credit losses on Card Member receivables and loans, among other financial instruments, and may result in material changes to Credco’s credit reserves.
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

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Card Member Receivables and Loans

American Express’ charge and credit card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015; Credco did not have any Card Member receivables HFS as of December 31, 2016.

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

Credco records these Card Member receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The net volume of Card Member receivables purchased during the years ended December 31, 2016, 2015 and 2014 was approximately $215 billion, $220 billion and $213 billion, respectively. Card Member receivable balances are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 3). Card Member receivables also include participation interests purchased from an affiliate. Participation interests in Card Member receivables represent undivided interests in the cash flows of the non-interest-earning Card Member receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII), a wholly owned subsidiary of TRS that receives undivided, pro rata interests in Card Member receivables transferred to the American Express Issuance Trust (the Charge Trust), by TRS. The Charge Trust is a special purpose entity that is consolidated by TRS. As of December 31, 2016 and 2015, CRC owned approximately $4.0 billion and $4.1 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.

Card Member receivables as of December 31, 2016 and 2015 consisted of:

(Millions)	2016	2015
U.S. Consumer Services	$3,518	$3,393
International Consumer and Network Services(a)	1,526	1,484
Global Commercial Services(b)	13,174	12,730
Card Member receivables(c)	18,218	17,607
Less: Reserve for losses	110	114
Card Member receivables, net(d)	$18,108	$17,493
(a)	Comprised of International consumer card business.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $27 million and $22 million as of December 31, 2016 and 2015, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Card Member Loans
Card Member loans represent revolving amounts due on American Express cards. For American Express lending card products, these Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant, as well as amounts due from charge Card Members who utilize the Pay Over Time features on their account and elect to revolve a portion of the outstanding balance by entering into a revolving payment arrangement with American Express. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts and the amounts that Card Members choose to revolve are subject to finance charges.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credco records these Card Member loans at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). The net volume of Card Member loans purchased was $4 billion during each of the years ended December 31, 2016, 2015 and 2014. Card Member loans are presented on the Consolidated Balance Sheets, net of reserves for losses (refer to Note 3), and include principal and any related accrued interest and fees. American Express’ policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that will not be collected.

Card Member loans as of December 31, 2016 and 2015 consisted of:
(Millions)	2016	2015
International Consumer and Network Services(a)	$476	$435
Less: Reserve for losses	5	4
Card Member loans, net(b)	$471	$431
(a)	Comprised of International consumer card business.
(b)	Card Member loans modified in a TDR program were immaterial.

Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of December 31, 2016 and 2015:
		30-59	60-89
		Days	Days	90+ Days
2016 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,501	$9	$3	$5	$3,518
International Consumer and Network Services	1,506	6	4	10	1,526
Global Commercial Services
Global Small Business Services	1,202	9	2	5	1,218
Global Corporate Payments(a)	(b)	(b)	(b)	108	11,956
Card Member Loans:
International Consumer and Network Services	$472	$1	$1	$2	$476

		30-59	60-89
		Days	Days	90+ Days
2015 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,371	$9	$4	$9	$3,393
International Consumer and Network Services	1,462	8	4	10	1,484
Global Commercial Services
Global Small Business Services	1,380	5	3	6	1,394
Global Corporate Payments(a)	(b)	(b)	(b)	93	11,336
Card Member Loans:
International Consumer and Network Services	$432	$1	$1	$1	$435
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
	2016		2015
	Net	30+ Days Past	Net	30+ Days Past
	Write-off	Due as a %	Write-off	Due as a %
	Rate (a)	of Total	Rate (a)	of Total
Card Member Receivables:
U.S. Consumer Services	0.54%	0.48%	0.78%	0.65%
International Consumer and Network Services	1.86%	1.31%	1.75%	1.48%
Global Small Business Services	1.03%	1.31%	1.10%	1.00%
Card Member Loans:
International Consumer and Network Services	1.15%	0.84%	1.02%	0.69%

	2016		2015
	Net Loss	90+ Days	Net Loss	90+ Days
	Ratio as a	Past	Ratio as a	Past
	% of	Billing	% of	Billing
	Charge	as a % of	Charge	as a % of
	Volume (b)	Receivables	Volume (b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.06	0.90%	0.07%	0.82%
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

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015; Credco did not have any Card Member receivables HFS as of December 31, 2016 or 2014.
Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:
(Millions)	2016	2015	2014
Balance, January 1	$114	$94	$76
Provisions	145	160	194
Other credits(a)	20	32	15
Net write-offs(b)	(146)	(157)	(166)
Other debits(c)(d)	(23)	(15)	(25)
Balance, December 31	$110	$114	$94
(a)
Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $5.4 billion, $5.8 billion and $3.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

(b)	Net of recoveries of $91 million, $100 million and $98 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(c)
Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables sold to the joint ventures that issue American Express cards in certain countries (American Express joint ventures) following the termination of the agreements to purchase Card Member receivables in the third quarter of 2014. Sales of these participation interests and Card Member receivables totaled $5.7 billion, $2.6 billion and $3.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

(d)	2015 includes the impact of the transfer of reserves relating to the HFS portfolio, which was not significant.
Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:
(Millions)	2016	2015	2014
Balance, January 1	$4	$3	$4
Provisions	6	5	8
Net write-offs(a)	(5)	(4)	(4)
Other debits(b)	―	―	(5)
Balance, December 31	$5	$4	$3
(a)	Net of recoveries of $1 million for both the years ended December 31, 2016 and 2015, and $4 million for the year ended December 31, 2014.
(b)
Primarily reserve balances applicable to sales of Card Member loans to the American Express joint ventures following the termination of the agreements to purchase Card Member loans in the third quarter of 2014. Card Member loans sold totaled nil for both the years ended December 31, 2016 and 2015, and $0.2 billion for the year ended December 31, 2014.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2016		2015
	Outstanding	Year-End Stated	Outstanding	Year-End Stated
(Millions, except percentages)	Balance	Rate on Debt	Balance	Rate on Debt
Commercial paper(a)	$2,993	1.13%	$2,120	0.38%
Total	$2,993	1.13%	$2,120	0.38%
(a)	Average commercial paper outstanding was $491 million and $943 million in 2016 and 2015, respectively.

Credco paid interest on short-term debt of $11 million, $3.5 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

		2016					2015
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)
Fixed Rate Senior Notes	2017-2021	$16,201		1.98%	1.44%		$16,469		2.16%	1.28%
Floating Rate Senior Notes	2017-2020	4,350		1.52	—		5,300		0.98	—
Unamortized Underwriting Fees		(39)					(44)
Total Long-Term Debt		$20,512		1.88%			$21,725		1.87%

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

(b)	For floating-rate issuances, the stated and effective interest rates are weighted based on outstanding balances and rates in effect as of December 31, 2016 and 2015.
(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2016 were as follows:
(Millions)
2017	$4,900
2018	3,624
2019	5,150
2020	4,150
2021	2,794
Total	20,618
Unamortized Underwriting Fees	(39)
Unamortized Discount and Premium	(12)
Impacts due to Fair Value Hedge Accounting	(55)
Total Long-Term Debt	$20,512

Credco maintained a $3.0 billion bank line of credit with $3.0 billion undrawn as of December 31, 2016 and 2015. These undrawn amounts support contingent funding needs. Credco paid $2.2 million and $25.8 million in fees to maintain these lines for the years ended December 31, 2016 and 2015, respectively. The availability of the credit line is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2016, Credco’s ratio of earnings to fixed charges was 1.62. As of December 31, 2016 and 2015, Credco was not in violation of any of its debt covenants.
The committed facility does not contain material adverse change clauses that would preclude borrowing under the credit facility. Additionally, the facility may not be terminated should there be a change in Credco’s credit ratings.
Credco paid interest on long-term debt obligations and corresponding interest rate swaps of $0.3 billion for both the years ended December 31, 2016 and 2015, and $0.5 billion for the year ended December 31, 2014.

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
Interest rate exposure within charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.
Foreign exchange risk is generated by funding foreign currency Card Member receivables and loans with U.S. dollars, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through the use of foreign exchange forwards executed either by Credco or TRS.
Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to an uncollateralized derivative exposure. This risk is managed by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade, and counterparty risk exposures are centrally monitored.
Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of Credco’s derivative assets and liabilities as of December 31, 2016 and 2015 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of Credco’s derivative counterparties as of December 31, 2016 and 2015, no adjustment to the derivative portfolio was required.
Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 7 for a description of Credco’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:
	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts	$22	$64	$69	$9
Net investment hedges - Foreign exchange contracts	151	30	1	13
Total derivatives designated as hedging instruments	173	94	70	22
Derivatives not designated as hedging instruments:
Foreign exchange contracts	128	62	28	33
Total derivatives, gross	301	156	98	55
Less: Cash collateral netting on interest rate contracts(a)	(2)	(53)	(49)	―
Derivative asset and derivative liability netting(b)	(27)	(33)	(27)	(33)
Total derivatives, net(c)	$272	$70	$22	$22
(a)
Represents the offsetting of derivatives and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives executed with the same counterparty under an enforceable master netting arrangement. To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. There were no such non-cash collateral as of December 31, 2016 and 2015, respectively. Additionally, Credco posted $144 million and $128 million as of December 31, 2016 and 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(b)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(c)
Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Other assets and Accrued interest and Other liabilities, respectively, on Credco’s Consolidated Balance Sheets.

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
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $14.8 billion and $15.9 billion of fixed-rate debt obligations designated as fair value hedges as of December 31, 2016 and 2015, respectively.
To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and changes in the hedged item is referred to as hedge ineffectiveness and is reported as a component of Other expenses. Hedge ineffectiveness may be caused by differences between a debt obligation’s interest rate and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the fair value of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in 1-month LIBOR, 3-month LIBOR and the overnight indexed swap rate, as spreads between these rates impact the fair value of the interest rate swap without causing an exact offsetting impact to the fair value of the hedged debt.
For the periods presented, Credco considers all fair value hedges to be highly effective and did not de-designate any fair value hedge relationships.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credco also recognized a net reduction in interest expense on long-term debt of $126 million, $177 million and $187 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

The following table summarizes the impact on the Consolidated Statements of Income associated with Credco’s fair value hedges of its fixed-rate long-term debt for the years ended December 31:

(Millions)	2016	2015	2014
Interest rate derivative contracts	$(102)	$(31)	$(93)
Hedged items	91	44	101
Net hedge ineffectiveness (losses) gains	$(11)	$13	$8

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment were gains of $80 million, $235 million and $162 million for the years ended December 31, 2016, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income for the years ended December 31, 2016, 2015 and 2014.
Derivatives Not Designated As Hedges

Credco has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses on the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $1 million, $14 million and $87 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are recognized in Other expenses. From time to time, Credco also may enter into interest rate swaps to specifically manage funding costs related to American Express’ proprietary card business.

Related to its derivatives not designated as hedges, Credco previously disclosed in Note 6 to the Consolidated Financial Statements in its Annual Reports on Form 10-K for the years ended 2015 and 2014 a loss of $5 million and a gain of $133 million, respectively. These amounts should have been disclosed as gains of $293 million and $587 million, respectively, which are the amounts used to calculate the above-referenced net gains of $14 million and $87 million. These changes to the previously disclosed amounts have no impact on Credco’s Consolidated Statements of Income, Balance Sheets or Cash Flows.

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
•
Level 3 – Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2016 and 2015, there were no significant transfers between levels.
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:
(Millions)	2016	2015
Assets:
Derivatives(a)	$301	$156
Total assets	301	156
Liabilities:
Derivatives(a)	98	55
Total liabilities	$98	$55
(a)	Refer to Note 6 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value
For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table), Credco applies the following valuation techniques:
Derivative Financial Instruments
The fair value of Credco’s derivative financial instruments is estimated by third-party proprietary pricing models, where the inputs to those models are readily observable in actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. Credco reaffirms its understanding of the valuation techniques used by the third-party valuation services at least annually. Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.
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
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table discloses the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2016 and 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2016 and 2015, respectively, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$1.2	$1.2		$0.2	$1.0	$	―
Other financial assets	19.3	19.3		―	19.3		―
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5		―	―		0.5
Loans to affiliates and other	10.7	10.7		―	7.9		2.8
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.1	9.1		―	9.1		―
Financial liabilities carried at other than fair value
Long-term debt	$20.5	$20.7	$	―	$20.7	$	―

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$0.2	$0.2		$0.2	$ ―	$	―
Card Member receivables HFS	(b)	(b)		―	(b)		―
Other financial assets	18.2	18.2		―	18.2		―
Financial assets carried at other than fair value
Card Member loans, net	0.4	0.4		―	―		0.4
Loans to affiliates and other	14.3	14.3		―	11.3		3.0
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.4	9.4		―	9.4		―
Financial liabilities carried at other than fair value
Long-term debt	$21.7	$21.8	$	―	$21.8	$	―
(a)	Level 1 amounts reflect interest-bearing deposits in banks and Level 2 amount reflects time deposits and other short-term investments.
(b)	Reflects carrying value and the associated fair value of Card Member receivables HFS of $24 million, but does not include any fair value associated with Card Member account relationships.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2016 and 2015, respectively, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.
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

Nonrecurring Fair Value Measurements
Credco did not have any assets that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2016 and 2015.

Note 8 – Variable Interest Entity
Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity. Total assets as of both December 31, 2016 and 2015 were $1.7 billion, the majority of which were eliminated in consolidation. Total liabilities as of both December 31, 2016 and 2015 were $1.7 billion. As of December 31, 2016 and 2015, $1.3 billion and $0.8 billion, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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
In 2016, 2015 and 2014, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $225 billion, $227 billion and $221 billion, respectively. In 2016, 2015 and 2014, Credco sold Card Member receivables and participating interests to affiliates totaling $5.7 billion, $2.6 billion and $2.8 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $471 million, $479 million and $502 million for the years ended December 31, 2016, 2015 and 2014, respectively. The receivables agreements require TRS and its subsidiaries to perform servicing, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.
As of December 31, 2016 and 2015, CRC owned approximately $4.0 billion and $4.1 billion, respectively, of participation interests purchased from RFC VIII.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transactions with affiliates as of or for the years ended December 31, were as follows:
(Millions, except percentages)	2016	2015	2014
Loans to affiliates and other	$10,659	$14,262	$15,303
Average interest rate on loans to affiliates and other	1.78%	1.81%	2.69%
Due from affiliates	$997	$615	$2,206
Short-term debt to affiliates	4,559	5,439	4,334
Average interest rate on short-term debt to affiliates	0.49%	0.19%	0.15%
Maximum month-end level of borrowings during the year	$5,091	$5,439	$5,029
Due to affiliates	1,517	1,727	888
Maximum month-end level of loans to affiliates during the year	13,083	17,711	18,695
Interest income from affiliates and other	207	246	384
Interest expense to affiliates	24	10	6
Other, net expense	$1	$1	$(3)

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by American Express Company, other wholly owned subsidiaries of TRS and the American Express joint ventures. Revenue earned from loans to affiliates and other is recorded as interest income from affiliates and other in the Consolidated Statements of Income. As of December 31, 2016 and 2015, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates and other as of December 31 were as follows:
(Millions)	2016	2015
American Express Company	$4,044	$6,923
American Express Services Europe Limited	2,484	2,981
Amex Bank of Canada	1,593	1,770
American Express Australia Limited	1,290	1,193
American Express Co. (Mexico) S.A. de C.V.	765	778
American Express Bank (Mexico) S.A.	291	337
American Express International, Inc.	107	110
American Express International (NZ) Inc.	85	95
Amex (Saudi Arabia) Limited	―	75
Total(a)	$10,659	$14,262
(a)	As of December 31, 2016 and 2015, approximately $3.3 billion and $3.6 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.
Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.
Components of short-term debt to affiliates as of December 31 were as follows:
(Millions)	2016	2015
AE Exposure Management Ltd.	$3,361	$3,047
American Express Europe LLC	515	1,163
American Express Swiss Holdings	376	389
American Express Holdings (Netherlands) C.V.	192	190
American Express Funding Management (Europe) Limited	73	51
Accertify Inc.	42	―
American Express Travel Related Services Company, Inc.	―	599
Total	$4,559	$5,439

Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $253 million, $242 million and $212 million for the years ended December 31, 2016, 2015 and 2014, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Note 10 – Changes in Accumulated Other Comprehensive Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three years ended December 31 were as follows:

Foreign
Currency
Translation
(Millions), net of tax(a)	Adjustments
Balances as of December 31, 2013	$(478)
Net translation loss of investments in foreign operations	(471)
Net gains related to hedges of investment in foreign operations	162
Net change in accumulated other comprehensive loss	(309)
Balances as of December 31, 2014	(787)
Net translation loss of investments in foreign operations	(604)
Net gains related to hedges of investment in foreign operations	235
Net change in accumulated other comprehensive loss	(369)
Balances as of December 31, 2015	(1,156)
Net translation loss of investments in foreign operations	(187)
Net gains related to hedges of investment in foreign operations	80
Net change in accumulated other comprehensive loss	(107)
Balances as of December 31, 2016	$(1,263)
(a)	The following table shows the tax impact for the three years ended December 31 for the changes in each component of AOCI:
	Tax expense
(Millions)	2016	2015		2014
Foreign currency translation adjustments	$49	$	―	$30
Net investment hedges	48		140	96
Total tax impact	$97		$140	$126

No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the year ended December 31, 2016.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Income Taxes

Credco’s results of operations are included in the consolidated U.S. federal income tax return of American Express. Under an agreement with American Express, provision for income taxes is recognized on a separate company basis. If benefits for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a separate company basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on an American Express consolidated reporting basis.

The components of income tax expense (benefit) for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:
(Millions)	2016	2015	2014
Current income tax expense (benefit):
U.S. federal	$(4)	$15	$(22)
U.S. state and local	(6)	(4)	(23)
Non-U.S.	11	20	22
Total current income tax expense (benefit)	1	31	(23)
Deferred income tax expense (benefit) :
U.S. federal	10	(5)	―
U.S. state and local	1	―	―
Non-U.S.	3	12	(12)
Total deferred income tax expense (benefit)	14	7	(12)
Total income tax expense (benefit)	$15	$38	$(35)

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31 was as follows:
	2016	2015	2014
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
State and local income taxes, net of federal benefit	(0.5)	―	(0.3)
Non-U.S. subsidiaries earnings(a)	(25.1)	(25.5)	(38.4)
Tax Settlements(b)	(1.4)	(0.4)	(4.4)
Other(c)	(0.9)	6.0	(3.0)
Actual tax rate	7.1%	15.1%	(11.1)%
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

(b)	The tax rate reflects favorable resolution of certain prior years’ tax items.
(c)	Results for all years include the impact of prior year tax returns filed in the current year.

The results for the year ended December 31, 2015 reflect out-of-period corrections that increased tax expense by $11 million and the effective tax rate by approximately 4.4 percent. The corrections relate to tax calculations of foreign exchange gains/losses in one jurisdiction reflected in the 2014 results. None of the current or prior period financial statements were materially misstated from these corrections.
Credco records a deferred income tax provision (benefit) when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:
(Millions)	2016	2015
Deferred tax assets:
Reserves not yet deducted for tax purposes	$23	$28
State income taxes	9	11
Other	1	2
Gross deferred tax assets	33	41
Deferred tax liabilities:
Investment in foreign subsidiaries	―	1
Foreign exchange gain	8	―
Gross deferred tax liabilities	8	1
Net deferred tax assets	$25	$40

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $4.9 billion as of December 31, 2016, are intended to be permanently reinvested outside the United States. Credco does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $1.7 billion as of December 31, 2016, have not been provided on such earnings.

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

The following table presents changes in unrecognized tax benefits:
(Millions)	2016	2015	2014
Balance, January 1	$211	$364	$481
Increases:
Current year tax positions	79	2	2
Tax positions related to prior years	24	1	1
Decreases:
Tax positions related to prior years	(1)	(152)	(113)
Settlements with tax authorities	(1)	―	(7)
Lapse of statute of limitations	(4)	(4)	―
Balance, December 31	$308	$211	$364

Included in the unrecognized tax benefits of $308 million, $211 million and $364 million for December 31, 2016, 2015 and 2014, respectively, are approximately $12 million, $14 million and $16 million, respectively that if recognized, would favorably affect the effective tax rate in a future period.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $293 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $293 million of unrecognized tax benefits, approximately $289 million relates to amounts that, if recognized, would be recorded as an increase to shareholders’ equity and would not impact Credco’s results of operations or its effective tax rate. In January 2017, American Express reached resolution with the IRS on this item and as a result, $289 million will be recognized as an increase to shareholder’s equity in the first quarter of 2017.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. During the years ended December 31, 2016, 2015 and 2014, Credco recognized tax benefits of approximately $2 million, $1 million and $10 million, respectively, related to interest and penalties. Credco has approximately $48 million and $42 million accrued for the payment of interest and penalties as of December 31, 2016 and 2015, respectively.
Current taxes due (to)/from American Express or affiliates as of December 31, 2016 and 2015 were $(18) million and $44 million, respectively.
Net income taxes paid by Credco during 2016 and 2015 were approximately $45 million and $332 million, respectively.

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

The following table details Credco’s maximum credit exposure by category, including the credit exposure associated with derivative financial instruments, as of December 31:
(Billions)	2016	2015
On-balance sheet:
Individuals(a)	$7	$7
Financial institutions(b)	2	1
Loans to affiliates and other	11	14
Due from affiliates	1	1
All other(c)	11	10
Total on-balance sheet(d)	$32	$33
(a)	Individuals primarily include Card Member receivables and loans, including the HFS portfolio in 2015.
(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.
(c)	All other primarily includes Card Member receivables from other corporate institutions.
(d)	Certain distinctions between categories require management judgment.
As of December 31, 2016 and 2015, Credco’s most significant concentration of credit risk was with individuals and corporate institutions, including Card Member receivables and loans. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

AMERICAN EXPRESS CREDIT CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details Credco’s Card Member receivables and loans exposure in the United States and outside the United States as of December 31:
(Billions)	2016	2015
United States(a)	$14	$13
Outside the United States	5	5
Total(b)(c)	$19	$18
(a)	Includes Card Member receivables HFS for December 31, 2015.
(b)	Represents Card Member loans to individuals as well as receivables from individuals and corporate institutions as discussed in footnotes (a) and (c) from the previous table.
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

The following table presents Credco’s revenues and pretax income in different geographic regions:
(Millions)	2016	(a)	2015	(a)	2014	(a)
Revenues
United States	$440		$442		$524
Outside the United States	278		313		405
Consolidated	$718		$755		$929
Pretax income
United States	$16		$111		$165
Outside the United States	196		141		153
Consolidated	$212		$252		$318
(a)	The data in the above table is, in part, based upon internal allocations, which necessarily involve management’s judgment.

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 are summarized as follows:
(Millions)	2016				2015
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$179	$180	$179	$180	$180	$187	$193	$195
Pretax income	20	70	65	57	68	45	69	70
Net income	$29	$60	$57	$51	$58	$39	$49	$68

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
During the year ended December 31, 2016, American Express Travel & Lifestyle Services obtained two visas from Iranian embassies in connection with certain travel arrangements on behalf of clients. In addition, American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the year ended December 31, 2016 they obtained approximately 300 visas from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and booked 10 reservations at hotels that may be owned, directly or indirectly, or may otherwise affiliated with, the Government of Iran. American Express and GBT had negligible gross revenues and net profits attributable to these transactions and intend to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

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

The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2016.
Each year, the Audit and Compliance Committee reviews the accounting firm’s qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2014.
Audit Fees
The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $972,350 and $1,052,504 for the years ended December 31, 2016 and 2015, respectively.
Audit-Related Fees
Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2016 or 2015.
Tax Fees
Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2016 or 2015.
All Other Fees
Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2016 or 2015.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm are subject to the specific pre-approval of the Audit and Compliance Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit and Compliance Committee in accordance with pre-approval procedures established by the Committee. In accordance with SEC rules, the Audit and Compliance Committee’s pre-approval procedures have two different approaches to pre-approving audit and permitted non-audit services performed by Credco’s independent registered public accounting firm. Proposed services may be pre-approved pursuant to procedures established by the Audit and Compliance Committee that are detailed as to a particular class of service without consideration by the Committee of the specific case-by-case services to be performed if the relevant services are predictable and recurring. Credco refers to this pre-approval method as “general pre-approval”. If a class of service has not received general pre-approval, the service will require specific pre-approval by the Audit and Compliance Committee before such service is provided by Credco’s independent registered public accounting firm. All services provided by Credco’s independent registered public accounting firm have been pre-approved in accordance with these procedures. The procedures require all proposed engagements of Credco’s independent registered public accounting firm for services to Credco of any kind to be directed to the Controller of American Express and then submitted for approval to the Audit and Compliance Committee of American Express (or, should a time-sensitive need arise, to its chair) prior to beginning any services.
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
PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		See Index to the Financial Statements on page 28.

	2.	Exhibits:

		See Exhibit Index.
Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date:	February 27, 2017	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 27, 2017	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date:	February 27, 2017	By	/s/ David L. Fabricant
David L. Fabricant
Chief Accounting Officer

Date:	February 27, 2017	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date:	February 27, 2017	By	/s/ Vivian Y. Zhou
Vivian Y. Zhou
Director

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(b)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Warrant Agreement	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(l)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(m)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(n)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(o)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(p)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(q)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(r)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(s)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(t)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(u)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(v)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(w)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124)

4(x)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124)

4(y)	Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated November 22, 2016	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 15, 2016

4(z)	Form of Global Note for the Registrant’s 0.625% Senior Notes due 2021	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 15, 2016

4(aa)	Second Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated as of November 30, 2016	Electronically filed herewith.
4(bb)

The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of American Express Company	Electronically filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.

E-4