Form 10-Q
period 2017-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2017-05-05
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 5, 2017
Common Stock (par value $0.10 per share)	1,504,938 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
 (Unaudited)

Three Months Ended March 31 (Millions)	2017	2016
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$185	$120
Interest income from affiliates and other	55	51
Finance revenue	12	9
Total revenues	252	180
Expenses
Provisions for losses	62	36
Interest expense	97	77
Interest expense to affiliates	9	5
Other, net	18	5
Total expenses	186	123
Pretax income	66	57
Income tax provision	7	6
Net income	59	51
Retained earnings at beginning of period	3,311	3,114
Dividends	―	―
Retained earnings at end of period	$3,370	$3,165

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended March 31 (Millions)	2017	2016
Net income	$59	$51
Other comprehensive income:
Foreign currency translation adjustments, net of tax	308	53
Other comprehensive income	308	53
Comprehensive income	$367	$104

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31,	December 31,
(Millions, except share data)	2017	2016
Assets
Cash and cash equivalents	$1,245	$1,211
Card Member receivables, less reserves: 2017, $128; 2016, $110	19,738	18,108
Card Member loans, less reserves: 2017, $5; 2016, $5	455	471
Loans to affiliates and other	11,466	10,659
Due from affiliates	1,147	997
Other assets	244	490
Total assets	$34,295	$31,936
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$1,427	$2,993
Short-term debt to affiliates	4,979	4,559
Long-term debt	23,517	20,512
Total debt	29,923	28,064
Due to affiliates	1,532	1,517
Accrued interest and other liabilities	264	146
Total liabilities	$31,719	$29,727
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	3,370	3,311
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2017, $11; 2016, $329	(955)	(1,263)
Total accumulated other comprehensive loss	(955)	(1,263)
Total shareholder’s equity	2,576	2,209
Total liabilities and shareholder’s equity	$34,295	$31,936

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Three Months Ended March 31 (Millions)	2017	2016
Cash Flows from Operating Activities
Net income	$59	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	62	36
Amortization of underwriting expense	6	6
Deferred taxes	(20)	3
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from/to affiliates	229	4
Other operating assets and liabilities	27	361
Net cash provided by operating activities	363	461
Cash Flows from Investing Activities
Net increase in Card Member receivables and loans, including held for sale	(1,511)	(1,063)
Net (increase) decrease in loans to affiliates and other	(572)	3,879
Net decrease in due to/from affiliates	(75)	(565)
Net cash (used in) provided by investing activities	(2,158)	2,251
Cash Flows from Financing Activities
Net decrease in short-term debt	(1,566)	(1,950)
Net increase (decrease) in short-term debt to affiliates	400	(717)
Issuance of long-term debt	4,480	―
Principal payments on long-term debt	(1,500)	―
Net cash provided by (used in) financing activities	1,814	(2,667)
Effect of foreign currency exchange rates on cash and cash equivalents	15	2
Net increase in cash and cash equivalents	34	47
Cash and cash equivalents at beginning of period	1,211	173
Cash and cash equivalents at end of period	$1,245	$220

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
Credco is engaged in the business of financing non-interest-earning Card Member receivables arising from the use of American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets, although interest-earning revolving loans are primarily funded by subsidiaries of TRS other than Credco.
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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Credco’s Annual Report on Form 10-K for the year ended December 31, 2016 (Form 10-K). If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The accounting standard establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018.
Upon adoption of the new revenue recognition guidance, Credco anticipates using the full retrospective method, which applies the new standard to each prior reporting period presented. Credco has been working on the implementation of the standard since its issuance in 2014 and has made significant progress in evaluating the potential impact on its Consolidated Financial Statements. Credco does not expect a significant impact to pretax income upon adoption.
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
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member receivables and loans, among other financial instruments, and may result in material changes to Credco’s credit reserves.

Other Information
During the fourth quarter of 2015, American Express determined it would sell Card Member loans and receivables related to certain of its cobrand partnerships. As a result of the determination, Credco classified Card Member receivables related to the Costco portfolio purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in the form of participation interest as Card Member receivables held for sale (HFS) on its Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016.
During the second quarter of 2016, American Express completed the sales of substantially all of its outstanding Card Member loans and receivables HFS, and consequently Credco also sold back all of its participation interests in Card Member receivables HFS to RFC VIII.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.   Card Member Receivables and Loans
American Express’ charge and credit card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member receivables HFS as of March 31, 2016; Credco did not have any Card Member receivables HFS as of March 31, 2017 and December 31, 2016.
The net volume of Card Member receivables purchased during the three months ended March 31, 2017 and 2016 was approximately $61 billion and $57 billion, respectively. As of March 31, 2017 and December 31, 2016, Credco Receivables Corporation (CRC) owned approximately $4.6 billion and $4.0 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.
Card Member receivables as of March 31, 2017 and December 31, 2016 consisted of:
(Millions)	2017	2016
U.S. Consumer Services	$3,968	$3,518
International Consumer and Network Services (a)	1,557	1,526
Global Commercial Services (b)	14,341	13,174
Card Member receivables (c)	19,866	18,218
Less: Reserve for losses	128	110
Card Member receivables, net (d)	$19,738	$18,108
(a)	Comprised of International consumer card business.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $30 million and $27 million as of March 31, 2017 and December 31, 2016, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during the three months ended March 31, 2017 and 2016 was $1.1 billion and $1.0 billion, respectively.
Card Member loans as of March 31, 2017 and December 31, 2016 consisted of:
(Millions)	2017	2016
International Consumer and Network Services (a)	$460	$476
Less: Reserve for losses	5	5
Card Member loans, net (b)	$455	$471
(a)	Comprised of International consumer card business.
(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of March 31, 2017 and December 31, 2016:
		30-59	60-89
		Days	Days	90+ Days
2017 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,937	$13	$7	$11	$3,968
International Consumer and Network Services	1,538	8	3	8	1,557
Global Commercial Services
Global Small Business Services	1,345	8	3	5	1,361
Global Corporate Payments (a)	(b)	(b)	(b)	96	12,980
Card Member Loans:
International Consumer and Network Services	$456	$1	$1	$2	$460

		30-59	60-89
		Days	Days	90+ Days
2016 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,501	$9	$3	$5	$3,518
International Consumer and Network Services	1,506	6	4	10	1,526
Global Commercial Services
Global Small Business Services	1,202	9	2	5	1,218
Global Corporate Payments (a)	(b)	(b)	(b)	108	11,956
Card Member Loans:
International Consumer and Network Services	$472	$1	$1	$2	$476
(a)
For Global Corporate Payments Card Member receivables in Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

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
	2017		2016
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
U.S. Consumer Services	0.57%	0.78%	0.69%	0.71%
International Consumer and Network Services	1.82%	1.22%	1.98%	1.57%
Global Small Business Services	0.88%	1.18%	1.11%	1.05%
Card Member Loans:
International Consumer and Network Services	0.84%	0.87%	0.92%	0.94%

	2017		2016
	Net Loss	90+ Days	Net Loss	90+ Days
	Ratio as a	Past	Ratio as a	Past
	% of	Billing	% of	Billing
	Charge	as a % of	Charge	as a % of
	Volume (b)	Receivables	Volume (b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.08%	0.74%	0.05%	0.72%
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
This Note is presented excluding amounts associated with the Card Member receivables HFS as of March 31, 2016; Credco did not have any Card Member receivables HFS as of March 31, 2017 and December 31, 2016.
Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:
(Millions)	2017	2016
Balance, January 1	$110	$114
Provisions	60	34
Other credits (a)	10	6
Net write-offs (b)	(47)	(36)
Other debits (c)	(5)	―
Balance, March 31	$128	$118
(a)
Primarily reserve balances related to participation interests in Card Member receivables purchased from affiliates. Participation interests in Card Member receivables purchased totaled $2.6 billion and $1.1 billion for the three months ended March 31, 2017 and 2016, respectively.

(b)	Net of recoveries of $23 million and $25 million for the three months ended March 31, 2017 and 2016, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $1.0 billion and nil for the three months ended March 31, 2017 and 2016, respectively.

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:
(Millions)	2017	2016
Balance, January 1	$5	$4
Provisions	2	2
Net write-offs(a)	(2)	(1)
Balance, March 31	$5	$5
(a)	Net of recoveries of $0.2 million for both the three months ended March 31, 2017 and 2016.

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
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of Credco’s derivative counterparties as of March 31, 2017 and December 31, 2016, no adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2017 and December 31, 2016:
	Other Assets			Other Liabilities
	Fair Value			Fair Value
(Millions)	2017		2016	2017		2016
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$	―	$22	$	―	$69
Net investment hedges - Foreign exchange contracts		4	151		96	1
Total derivatives designated as hedging instruments		4	173		96	70
Derivatives not designated as hedging instruments:
Foreign exchange contracts		37	128		79	28
Total derivatives, gross		41	301		175	98
Less: Cash collateral netting (b)(c)		―	(2)		―	(49)
Derivative asset and derivative liability netting (d)		(10)	(27)		(10)	(27)
Total derivatives, net (e)		$31	$272		$165	$22
(a)
Effective January 2017, the Central Clearing Party changed the legal characterization of variation margin payments for centrally cleared derivatives to be settlement payments, as opposed to collateral. As of March 31, 2017, centrally cleared derivatives are fully collateralized.

(b)
Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives executed with the same counterparty under an enforceable master netting arrangement.

(c)
Credco held no non-cash collateral as of March 31, 2017 and December 31, 2016, respectively. To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. Additionally, Credco posted $155 million and $144 million as of March 31, 2017 and December 31, 2016, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(d)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(e)
Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Other assets and Accrued interest and Other liabilities, respectively, on Credco’s Consolidated Balance Sheets.

A majority of Credco’s derivative assets and liabilities as of March 31, 2017 and December 31, 2016 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $17.1 billion and $14.8 billion of its fixed-rate debt obligations designated as fair value hedges as of March 31, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
The following table summarizes the losses recognized in Other expenses associated with Credco’s fair value hedges for the three months ended March 31:
	Three Months Ended March 31,
(Millions)	2017	2016
Interest rate derivative contracts	$(50)	$142
Hedged items	29	(146)
Net hedge ineffectiveness losses	$(21)	$(4)
Credco also recognized a net reduction in interest expense on long-term debt of $22 million and $34 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges
The effective portion of the loss on net investment hedges, net of taxes, recorded in accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was $128 million and $51 million for the three months ended March 31, 2017 and 2016, respectively, with any ineffective portion recognized in Other expenses during the period of change. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income for the three months ended March 31, 2017 and 2016.

Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $4 million and a net loss of $1 million for the three months ended March 31, 2017 and 2016, respectively, and are recognized in Other expenses.

5.   Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of March 31, 2017 and December 31, 2016:
(Millions)	2017	2016
Assets:
Derivatives (a)	$41	$301
Total assets	41	301
Liabilities:
Derivatives (a)	175	98
Total liabilities	$175	$98
(a)	Refer to Note 4 for the fair values of derivative assets and liabilities on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2017 and December 31, 2016, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$1.2	$1.2		$0.2	$1.0	$	―
Other financial assets	21.0	21.0		―	21.0		―
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5		―	―		0.5
Loans to affiliates and other	11.5	11.5		―	8.6		2.9
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	8.0	8.0		―	8.0		―
Financial liabilities carried at other than fair value
Long-term debt	$23.5	$23.7	$	―	$23.7	$	―

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$1.2	$1.2		$0.2	$1.0	$	―
Other financial assets	19.3	19.3		―	19.3		―
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5		―	―		0.5
Loans to affiliates and other	10.7	10.7		―	7.9		2.8
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.1	9.1		―	9.1		―
Financial liabilities carried at other than fair value
Long-term debt	$20.5	$20.7	$	―	$20.7	$	―
(a)	Level 1 amounts reflect interest-bearing deposits in banks and Level 2 amount reflects time deposits and short-term investments.

Nonrecurring Fair Value Measurements
During the three months ended March 31, 2017 and during the year ended December 31, 2016, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
6.  Variable Interest Entity
Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity. Total assets as of both March 31, 2017 and December 31, 2016 were $1.7 billion, the majority of which were eliminated in consolidation. Total liabilities as of both March 31, 2017 and December 31, 2016 were $1.7 billion. As of both March 31, 2017 and December 31, 2016, $1.3 billion of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

7.  Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three months ended March 31, 2017 and 2016 were as follows:

Foreign
Currency
Translation
2017 (Millions), net of tax	Adjustments
Balances as of December 31, 2016	$(1,263)
Net translation gain of investments in foreign operations(a)	436
Net losses related to hedges of investment in foreign operations	(128)
Net change in accumulated other comprehensive loss	308
Balances as of March 31, 2017	$(955)
(a)	Includes $289 million of tax benefits recognized in the three months ended March 31, 2017 (Refer to Note 8).

Foreign
Currency
Translation
2016 (Millions), net of tax	Adjustments
Balances as of December 31, 2015	$(1,156)
Net translation gain of investments in foreign operations	104
Net losses related to hedges of investment in foreign operations	(51)
Net change in accumulated other comprehensive loss	53
Balances as of March 31, 2016	$(1,103)

The following table shows the tax impact for the three months ended March 31 for the changes in Foreign Currency Translation Adjustments presented above:
	Tax benefit
(Millions)	2017	2016
Foreign currency translation adjustments(a)	$(318)	$(30)
Total tax impact	$(318)	$(30)
(a)	Includes $289 million of tax benefits recognized in the three months ended March 31, 2017 (Refer to Note 8).

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 2017 and 2016.

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
The effective tax rate was 10.6 percent and 10.5 percent for the three months ended March 31, 2017 and 2016, respectively. The tax rate in each of the periods reflects the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses that prevents Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is recorded for each interim period.
American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In February 2017, American Express received notification that all matters outstanding with the IRS for tax years 1997-2007 were resolved. The resolution of such matters did not impact Credco’s effective tax rate. American Express is currently under examination with the IRS for tax years 2008 through 2014.
During the three months ended March 31, 2017, Credco’s unrecognized tax benefits decreased by $289 million. The decrease was primarily due to the resolution with the IRS of an uncertain tax position in January 2017, and resulted in the recognition of $289 million in shareholder’s equity, specifically within AOCI. Interest relating to unrecognized tax benefits also decreased by approximately $42 million due to the resolution of this uncertain tax position. The decrease in accrued interest had no impact on either the income tax provision or AOCI.
Credco believes it is reasonably possible that its unrecognized tax benefits could decrease by an immaterial amount within the next 12 months principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the attribution of taxable income to a particular jurisdiction or jurisdictions. The resolution of such items would not have a material impact on Credco’s effective tax rate.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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
During the quarter, American Express continued to make steady progress on the range of growth and cost initiatives that it has been focused on over the last couple of years and American Express believes its first quarter performance reflects the benefits of those efforts.
Competition remains intense across American Express’ businesses. While American Express’ businesses are global and diversified, to remain competitive American Express needs to continue to demonstrate the differentiated value it delivers to its merchants, customers and business partners in all aspects of its relationships.
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
Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net income depends largely on the volume of Card Member receivables and loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and loans, and income taxes.
Credco’s consolidated net income increased $8 million or 16 percent to $59 million, as compared to $51 million for the same period in 2016. The year-over-year increase is primarily due to higher Discount revenue earned from purchased Card Member receivables and loans, higher Interest income from affiliates and other, partially offset by higher Interest expense, higher Provisions for losses and higher Other expenses.

Table 1: Total Revenues Summary

Three Months Ended March 31,			Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Discount revenue earned from purchased Card Member receivables and loans	$185	$120	$65	54%
Interest income from affiliates and other	55	51	4	8
Finance revenue	12	9	3	33
Total revenues	$252	$180	$72	40%

Total revenues
Discount revenue increased, due to higher discount rates as well as higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances during 2017.

Table 2: Total Expense Summary
Three Months Ended March 31,			Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Provisions for losses(a)	$62	$36	$26	72%
Interest expense	97	77	20	26
Interest expense to affiliates	9	5	4	80
Other, net	18	5	13	#
Total expenses	$186	$123	$63	51%

# Denotes a variance greater than 100 percent
(a)	Effective December 1, 2015, does not reflect provisions related to the HFS portfolio.

Total expenses
Provisions for losses increased, primarily due to higher volumes and higher net write-offs.
Interest expense increased, primarily due to higher LIBOR rates and higher expenses on commercial paper.
Interest expense to affiliates increased, primarily due to higher LIBOR rates.
Other expenses increased, primarily driven by higher expenses associated with hedging of fixed-rate debt of $18 million, partially offset by forward point gains of $5 million.
Income taxes
The effective tax rates for the three months ended March 31, 2017 and 2016 were 10.6 percent and 10.5 percent, respectively. The tax rates for both periods reflect the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested.
The effective tax rates in each of the periods also reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States.

Card Member Receivables and Card Member Loans
As of March 31, 2017 and December 31, 2016, Credco owned $19.9 billion and $18.2 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge cards and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of March 31, 2017 and December 31, 2016, CRC owned approximately $4.6 billion and $4.0 billion, respectively, of such participation interests.
As of March 31, 2017 and December 31, 2016, Credco owned gross Card Member loans totaling $460 million and $476 million, respectively. These loans generally represent revolving amounts due on American Express credit cards.
The following table summarizes selected information related to the Card Member receivables portfolio as of or for the three months ended March 31:

Table 3: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2017	2016
Total gross Card Member receivables(a)(b)	$19,866	$18,660
Loss reserves ― Card Member receivables(a)(b)	$128	$118
Loss reserves as a % of receivables	0.6%	0.6%
Average life of Card Member receivables (# in days)(c)	29	29
(a)	Effective December 1, 2015 does not reflect the HFS portfolio.
(b)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(c)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of March 31, 2017 and December 31, 2016 were as follows:

Table 4: Loans to Affiliates and Other
(Millions)	2017	2016
American Express Company	$4,591	$4,044
American Express Services Europe Limited	2,554	2,484
Amex Bank of Canada	1,616	1,593
American Express Australia Limited	1,379	1,290
American Express Co. (Mexico) S.A. de C.V.	810	765
American Express Bank (Mexico) S.A.	325	291
American Express International, Inc.	108	107
American Express International (NZ) Inc.	83	85
Total(a)	$11,466	$10,659
(a)
As of March 31, 2017 and December 31, 2016, approximately $3.5 billion and $3.3 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

Due from/to Affiliates
As of March 31, 2017 and December 31, 2016, amounts due from affiliates were $1.1 billion and $1.0 billion, respectively. As of both March 31, 2017 and December 31, 2016, amounts due to affiliates were $1.5 billion. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of master note agreements for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of March 31, 2017 and December 31, 2016 were as follows:

Table 5: Short-term Debt to Affiliates
(Millions)	2017	2016
AE Exposure Management Ltd.	$3,485	$3,361
American Express Europe LLC	793	515
American Express Swiss Holdings	393	376
American Express Holdings (Netherlands) C.V.	192	192
Amex Funding Management (Europe) Limited	75	73
Accertify, Inc.	41	42
Total	$4,979	$4,559

Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $58 million and $63 million for the three months ended March 31, 2017 and 2016, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Table 6: Unsecured Debt Ratings

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

Short-term Funding Programs
Short-term borrowing, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2017 and December 31, 2016, Credco had $1.4 billion and $3.0 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $2.3 billion and $0.5 billion for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of March 31, 2017 and December 31, 2016:

Table 7: Long-Term Debt Outstanding

(Billions)	2017	2016
Long-term debt outstanding (a)	$23.5	$20.5
Average long-term debt (b)	$22.0	$21.4
(a)
The outstanding balances include (i) unamortized discount, premium and fees, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the three and twelve months ended March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, Credco issued $4.5 billion of senior unsecured notes consisting of $2.0 billion of three year notes at a fixed-rate of 2.20 percent, $1.7 billion of five year notes at a fixed-rate of 2.70 percent, $450 million of three year notes at a floating rate of 3-month LIBOR plus 43 basis points, and $300 million of five year notes at a floating-rate of 3-month LIBOR plus 70 basis points.

Further, on May 3, 2017, Credco issued $4.0 billion of senior unsecured notes consisting of $1.5 billion of two year notes at a fixed-rate of 1.88 percent, $500 million of two year notes at a floating rate of 3-month LIBOR plus 33 basis points, and $2.0 billion of ten year notes at a fixed-rate of 3.30 percent.
Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of March 31, 2017 and December 31, 2016, Credco had $23.2 billion and $20.2 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.6 billion (AUD $6 billion). During the three months ended March 31, 2017, no notes were issued under this program. As of March 31, 2017 and December 31, 2016, the entire amount of approximately $4.6 billion and $4.3 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. For the three months ended March 31, 2017, no notes were issued under this program. As of both March 31, 2017 and December 31, 2016, AECCC had $0.4 billion of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the three months ended March 31, 2017 and 2016, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of March 31, 2017, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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
As of March 31, 2017, Credco had cash and cash equivalents of approximately $1.2 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of March 31, 2017 of $3.0 billion, which expires on December 9, 2018. As of March 31, 2017, no amounts were drawn on the committed credit facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.62 for the three months ended March 31, 2017. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the three months ended March 31, 2017 was 4.80.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this First Quarter 2017 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above in Credco’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs and have an adverse effect on the market price of notes issued by Credco;
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
•
Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•
Credco’s tax rate remaining in line with current expectations, which could be impacted by, among other things, Credco’s geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation and unfavorable tax audits and other unanticipated tax items.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS
For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of the 2016 Form 10-K. There are no material changes from the risk factors set forth in the 2016 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2016 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the first quarter of 2017 they obtained approximately 80 visas from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6.   EXHIBITS
The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: May 5, 2017	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 5, 2017	By	/s/ David L. Fabricant
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