Form 10-Q
period 2017-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2017-11-03
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 3, 2017
Common Stock (par value $0.10 per share)	1,504,938 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
 (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$199	$119	$558	$352
Interest income from affiliates and other	75	51	198	158
Finance revenue	12	10	35	29
Total revenues	286	180	791	539
Expenses
Provisions for losses	60	37	176	105
Interest expense	139	80	359	239
Interest expense to affiliates	17	5	39	16
Other, net	(15)	(12)	14	(13)
Total expenses	201	110	588	347
Pretax income	85	70	203	192
Income tax provision	13	10	15	24
Net income	72	60	188	168
Retained earnings at beginning of period	3,427	3,222	3,311	3,114
Retained earnings at end of period	$3,499	$3,282	$3,499	$3,282

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Net income	$72	$60	$188	$168
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	51	1	373	(31)
Other comprehensive income (loss)	51	1	373	(31)
Comprehensive income	$123	$61	$561	$137

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30,	December 31,
(Millions, except share data)	2017	2016
Assets
Cash and cash equivalents	$1,341	$1,211
Card Member receivables, less reserves: 2017, $158; 2016, $110	22,350	18,108
Card Member loans, less reserves: 2017, $5; 2016, $5	492	471
Loans to affiliates and other	12,367	10,659
Due from affiliates	116	997
Other assets	272	490
Total assets	$36,938	$31,936
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$337	$2,993
Short-term debt to affiliates	7,290	4,559
Long-term debt	24,239	20,512
Total debt	31,866	28,064
Due to affiliates	2,075	1,517
Accrued interest and other liabilities	227	146
Total liabilities	$34,168	$29,727
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	3,499	3,311
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2017, $(80); 2016, $329	(890)	(1,263)
Total accumulated other comprehensive loss	(890)	(1,263)
Total shareholder’s equity	2,770	2,209
Total liabilities and shareholder’s equity	$36,938	$31,936

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Nine Months Ended September 30 (Millions)	2017	2016
Cash Flows from Operating Activities
Net income	$188		$168
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	176		105
Amortization of underwriting expense	20		17
Deferred taxes	(65)		4
Changes in operating assets and liabilities:
Interest, taxes and other amounts due from/to affiliates	299		31
Other operating assets and liabilities	(490)		376
Net cash provided by operating activities	128		701
Cash Flows from Investing Activities
Net (increase) decrease in Card Member receivables and loans, including held for sale (a)	(4,063)		1,379
Net decrease in loans to affiliates and other	1,058		3,485
Net (decrease) increase in due to/from affiliates	(685)		363
Net cash (used in) provided by investing activities	(3,690)		5,227
Cash Flows from Financing Activities
Net decrease in short-term debt	(2,656)		(1,491)
Net increase (decrease) in short-term debt to affiliates	2,701		(718)
Issuance of long-term debt	8,443		1,743
Principal payments on long-term debt	(4,900)		(4,961)
Net cash provided by (used in) financing activities	3,588		(5,427)
Effect of foreign currency exchange rates on cash and cash equivalents	104		11
Net increase in cash and cash equivalents	130		512
Cash and cash equivalents at beginning of period	1,211		173
Cash and cash equivalents at end of period	$1,341		$685

Supplemental cash flow information
Non-cash investing activities
Replacement of due from affiliate balance with new loan arrangement with affiliates (b)	$2,129	$	―

(a)	Refer to Note 1 for additional information.
(b)
To more effectively manage inter-affiliate funding, Credco entered into new loan agreements in July 2017 with American Express Limited and American Express International, Inc. The new loans were funded by the assignment of its existing loan to American Express Company and outstanding due from affiliate balance with TRS.

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
Upon adoption of the new revenue recognition guidance, Credco will use the full retrospective method, which applies the new standard to each prior reporting period presented. Credco has made significant progress in determining the impact on its Consolidated Financial Statements and underlying operational processes. Credco does not expect a significant impact to net income upon adoption. Similarly, upon adoption of the new standard, the impact on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows will not be material. Credco is also in the process of implementing changes to its accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard.
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. Credco expects that adopting this guidance will have an immaterial impact on its financial position, results of operations and cash flows, as well as on its accounting policies, business processes, systems and internal controls.
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
In August 2017, the FASB issued new accounting guidance providing targeted improvements to the accounting for hedging activities, which is effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. Credco is evaluating the impact this guidance will have on its financial position, results of operations and cash flows, as well as the impact the standard will have on its accounting policies, business processes, systems and internal controls.
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
The net volume of Card Member receivables purchased during the nine months ended September 30, 2017 and 2016 was approximately $189 billion and $161 billion, respectively. As of September 30, 2017 and December 31, 2016, Credco Receivables Corporation (CRC) owned approximately $6.4 billion and $4.0 billion, respectively, of participation interests in Card Member receivables purchased without recourse from RFC VIII.
Card Member receivables as of September 30, 2017 and December 31, 2016 consisted of:
(Millions)	2017	2016
U.S. Consumer Services	$5,472	$3,518
International Consumer and Network Services (a)	1,608	1,526
Global Commercial Services (b)	15,428	13,174
Card Member receivables (c)	22,508	18,218
Less: Reserve for losses	158	110
Card Member receivables, net (d)	$22,350	$18,108
(a)	Comprised of International consumer card business.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $45 million and $27 million as of September 30, 2017 and December 31, 2016, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

The net volume of Card Member loans purchased during the nine months ended September 30, 2017 and 2016 was $3.3 billion and $3.0 billion, respectively.
Card Member loans as of September 30, 2017 and December 31, 2016 consisted of:
(Millions)	2017	2016
International Consumer and Network Services (a)	$497	$476
Less: Reserve for losses	5	5
Card Member loans, net (b)	$492	$471
(a)	Comprised of International consumer card business.
(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2017 and December 31, 2016:
		30-59	60-89
		Days	Days	90+ Days
2017 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$5,428	$18	$8	$18	$5,472
International Consumer and Network Services	1,590	7	3	8	1,608
Global Commercial Services
Global Small Business Services	1,716	9	3	7	1,735
Global Corporate Payments (a)	(b)	(b)	(b)	122	13,693
Card Member Loans:
International Consumer and Network Services	$493	$1	$1	$2	$497

		30-59	60-89
		Days	Days	90+ Days
2016 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,501	$9	$3	$5	$3,518
International Consumer and Network Services	1,506	6	4	10	1,526
Global Commercial Services
Global Small Business Services	1,202	9	2	5	1,218
Global Corporate Payments (a)	(b)	(b)	(b)	108	11,956
Card Member Loans:
International Consumer and Network Services	$472	$1	$1	$2	$476
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
	2017		2016
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
U.S. Consumer Services	0.81%	0.80%	0.59%	0.69%
International Consumer and Network Services	1.53%	1.12%	1.95%	1.35%
Global Small Business Services	1.01%	1.10%	1.01%	0.76%
Card Member Loans:
International Consumer and Network Services	1.41%	0.80%	1.24%	0.70%

	2017			2016
	Net Loss		90+ Days	Net Loss		90+ Days
	Ratio as a		Past Billing	Ratio as a		Past Billing
	% of		as a % of	% of		as a % of
	Charge Volume	(b)	Receivables	Charge Volume	(b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.07%		0.89%	0.06%		0.77%
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
Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:
(Millions)	2017	2016
Balance, January 1	$110	$114
Provisions	171	101
Other credits (a)	35	13
Net write-offs (b)	(142)	(105)
Other debits (c)	(16)	(17)
Balance, September 30	$158	$106
(a)
Primarily reserve balances related to participation interests in Card Member receivables purchased from affiliates. Participation interests in Card Member receivables purchased totaled $6.0 billion and $3.4 billion for the nine months ended September 30, 2017 and 2016, respectively.

(b)	Net of recoveries of $70 million and $71 million for the nine months ended September 30, 2017 and 2016, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $2.6 billion and $4.7 billion for the nine months ended September 30, 2017 and 2016, respectively.

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:
(Millions)	2017	2016
Balance, January 1	$5	$4
Provisions	5	4
Net write-offs (a)	(5)	(4)
Balance, September 30	$5	$4
(a)	Net of recoveries of $1.0 million for both the nine months ended September 30, 2017 and 2016.

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
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of Credco’s derivative counterparties as of September 30, 2017 and December 31, 2016, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2017 and December 31, 2016:
	Other Assets			Other Liabilities
	Fair Value			Fair Value
(Millions)	2017		2016	2017	2016
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$	―	$22	$8	$69
Net investment hedges - Foreign exchange contracts		18	151	63	1
Total derivatives designated as hedging instruments		18	173	71	70
Derivatives not designated as hedging instruments:
Foreign exchange contracts		50	128	50	28
Total derivatives, gross		68	301	121	98
Less: Cash collateral netting (b)(c)		―	(2)	―	(49)
Derivative asset and derivative liability netting (d)		(38)	(27)	(38)	(27)
Total derivatives, net (e)		$30	$272	$83	$22
(a)
Effective January 2017, the Central Clearing Party changed the legal characterization of variation margin payments for centrally cleared derivatives to be settlement payments, as opposed to collateral. Accordingly, the amounts disclosed for 2017 related to centrally cleared derivatives are based on gross assets of $1 million and liabilities of $87 million net of variation margin of $1 million and $79 million, respectively.

(b)	Represents the offsetting of the fair value of bilateral interest rate contracts with the right to reclaim cash collateral or the obligation to return cash collateral.
(c)
Credco held no non-cash collateral as of September 30, 2017 and December 31, 2016, respectively. To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. Additionally, Credco posted $135 million and $144 million as of September 30, 2017 and December 31, 2016, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of Credco’s derivative assets and liabilities as of September 30, 2017 and December 31, 2016 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $16.2 billion and $14.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes the gains (losses) recognized in Other expenses associated with Credco’s fair value hedges for the three and nine months ended September 30:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Interest rate derivative contracts	$(11)	$(90)	$(40)	$115
Hedged items	20	100	11	(101)
Net hedge ineffectiveness	$9	$10	$(29)	$14

Credco also recognized a net reduction in interest expense on long-term debt of $8 million and $32 million for the three months ended September 30, 2017 and 2016, respectively, and $47 million and $100 million for the nine months ended September 30, 2017 and 2016, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were losses of $95 million and $29 million for the three months ended September 30, 2017 and 2016, respectively, and losses of $263 million and $28 million for the nine months ended September 30, 2017 and 2016, respectively, with any ineffective portion recognized in Other expenses during the period. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income for the three and nine months ended September 30, 2017 and 2016.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $8 million and $3 million for the three months ended September 30, 2017 and 2016, respectively, and net gains of $19 million and $1 million for the nine months ended September 30, 2017 and 2016, respectively, and are recognized in Other expenses.
5.   Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of September 30, 2017 and December 31, 2016:
(Millions)	2017	2016
Assets:
Derivatives (a)	$68	$301
Total assets	68	301
Liabilities:
Derivatives (a)	121	98
Total liabilities	$121	$98
(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2017 and December 31, 2016, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$1.3	$1.3		$0.2	$1.1	$	―
Other financial assets	22.6	22.6		―	22.6		―
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5		―	―		0.5
Loans to affiliates and other	12.4	12.2		―	9.1		3.1
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.8	9.8		―	9.8		―
Financial liabilities carried at other than fair value
Long-term debt	$24.2	$24.6	$	―	$24.6	$	―

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$1.2	$1.2		$0.2	$1.0	$	―
Other financial assets	19.3	19.3		―	19.3		―
Financial assets carried at other than fair value
Card Member loans, net	0.5	0.5		―	―		0.5
Loans to affiliates and other	10.7	10.7		―	7.9		2.8
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.1	9.1		―	9.1		―
Financial liabilities carried at other than fair value
Long-term debt	$20.5	$20.7	$	―	$20.7	$	―
(a)	Level 1 amounts reflect interest-bearing deposits in banks and Level 2 amount reflects time deposits and short-term investments.

Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2017 and during the year ended December 31, 2016, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

6.  Variable Interest Entity
Credco has established a Variable Interest Entity (VIE), American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity. Total assets as of September 30, 2017 and December 31, 2016 were $1.9 billion and $1.7 billion, respectively, the majority of which were eliminated in consolidation. Total liabilities as of September 30, 2017 and December 31, 2016 were $1.9 billion and $1.7 billion, respectively. As of September 30, 2017 and December 31, 2016, $1.4 billion and $1.3 billion, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7.  Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and nine months ended September 30, 2017 and 2016 were as follows:
Foreign
Currency
Translation
Three Months Ended September 30, 2017 (Millions), net of tax	Adjustments
Balances as of June 30, 2017	$(941)
Net translation gain of investments in foreign operations	146
Net losses related to hedges of investment in foreign operations	(95)
Net change in accumulated other comprehensive loss	51
Balances as of September 30, 2017	$(890)

Foreign
Currency
Translation
Nine Months Ended September 30, 2017 (Millions), net of tax	Adjustments
Balances as of December 31, 2016	$(1,263)
Net translation gain of investments in foreign operations (a)	636
Net losses related to hedges of investment in foreign operations	(263)
Net change in accumulated other comprehensive loss	373
Balances as of September 30, 2017	$(890)

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table shows the tax impact for the three and nine months ended September 30 for the changes in Foreign Currency Translation Adjustments presented above:
	Tax (benefit) expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Foreign currency translation adjustments (a)	$(64)	$(17)	$(409)	$32
Total tax impact	$(64)	$(17)	$(409)	$32
(a)	Includes $289 million of tax benefits recognized in the nine months ended September 30, 2017 (Refer to Note 8).

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30, 2017 and 2016.

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
The effective tax rate was 15.3 percent and 14.3 percent for the three months ended September 30, 2017 and 2016, respectively, and 7.4 percent and 12.5 percent for the nine months ended September 30, 2017 and 2016, respectively. The changes in tax rates primarily reflected the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested.
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
During the nine months ended September 30, 2017, Credco’s unrecognized tax benefits decreased by $288 million. The decrease was primarily due to the resolution with the IRS of an uncertain tax position in January 2017, and resulted in the recognition of $289 million in shareholder’s equity, specifically within AOCI. Interest relating to unrecognized tax benefits also decreased by approximately $41 million due to the resolution of this uncertain tax position. The decrease in accrued interest had no impact on either the income tax provision or AOCI.
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
American Express’ results for the third quarter reflect significant progress against its current priorities of accelerating revenue growth, optimizing investments and resetting the cost base.
Although American Express has some headwinds from regulation in markets around the world and intense competition, American Express remains focused on delivering differentiated value to its merchants, customers and business partners, while delivering appropriate returns to its shareholders.
Effective December 1, 2015, American Express transferred the Card Member loans and receivables related to its cobrand partnerships with JetBlue Airways Corporation and Costco Wholesale Corporation in the United States to Card Member loans and receivables held for sale (HFS) on its Consolidated Balance Sheets, the sales of which were completed on March 18, 2016 and June 17, 2016, respectively. For the periods from December 1, 2015 through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Since Credco owns participation interests in receivables purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII), Credco also sold back all of its participation interests in Card Member receivables HFS to RFC VIII.
Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Net income depends largely on the volume of Card Member receivables and loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and loans, and income taxes.
Credco’s consolidated net income increased $20 million or 12 percent to $188 million, as compared to $168 million for the same period in 2016. The year-over-year increase is primarily due to higher Discount revenue earned from purchased Card Member receivables and loans, higher Interest income from affiliates and other and lower Income tax expense, partially offset by higher Interest expense, higher Provisions for losses and higher Other expenses.

Table 1: Total Revenues Summary
Nine Months Ended September 30,			Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Discount revenue earned from purchased Card Member receivables and loans	$558	$352	$206	59%
Interest income from affiliates and other	198	158	40	25
Finance revenue	35	29	6	21
Total revenues	$791	$539	$252	47%

Total revenues
Discount revenue increased, due to higher discount rates as well as higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances during 2017.
Table 2: Total Expense Summary
Nine Months Ended September 30,			Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Provisions for losses (a)	$176	$105	$71	68%
Interest expense	359	239	120	50
Interest expense to affiliates	39	16	23	#
Other, net	14	(13)	27	#
Total expenses	$588	$347	$241	69%

# Denotes a variance greater than 100 percent
(a)	Effective December 1, 2015, does not reflect provisions related to the HFS portfolio.

Total expenses
Provisions for losses increased, primarily due to higher net write-offs and higher delinquencies.
Interest expense increased, primarily due to higher LIBOR rates and higher average debt balances.
Interest expense to affiliates increased, primarily due to higher LIBOR rates.
Other expenses increased, primarily driven by higher expenses associated with hedging of fixed-rate debt of $42 million, partially offset by forward point gains of $17 million.
Income taxes
The effective tax rates for the nine months ended September 30, 2017 and 2016 were 7.4 percent and 12.5 percent, respectively. The tax rates for both periods reflect the geographic mix of expenses in the United States attracting a 35 percent statutory benefit and foreign earnings taxed at lower rates, which are indefinitely reinvested.
The effective tax rates in each of the periods also reflect the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States.

Card Member Receivables and Card Member Loans
As of September 30, 2017 and December 31, 2016, Credco owned $22.5 billion and $18.2 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge cards and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of September 30, 2017 and December 31, 2016, CRC owned approximately $6.4 billion and $4.0 billion, respectively, of such participation interests.
As of September 30, 2017 and December 31, 2016, Credco owned gross Card Member loans totaling $497 million and $476 million, respectively. These loans generally represent revolving amounts due on American Express credit cards.
The following table summarizes selected information related to the Card Member receivables portfolio as of or for the nine months ended September 30:

Table 3: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2017	2016
Total gross Card Member receivables (a)	$22,508	$16,096
Loss reserves – Card Member receivables (a)	$158	$106
Loss reserves as a % of receivables	0.70%	0.66%
Average life of Card Member receivables (# in days) (b)	29	30
(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of September 30, 2017 and December 31, 2016 were as follows:

Table 4: Loans to Affiliates and Other
(Millions)	2017	2016
American Express Limited	$3,847	$	―
American Express Services Europe Limited	2,746		2,484
Amex Bank of Canada	1,667		1,593
American Express Australia Limited	1,485		1,290
American Express International, Inc.	1,085		―
American Express Co. (Mexico) S.A. de C.V.	849		765
American Express Bank (Mexico) S.A.	353		291
Alpha Card S.C.R.L./C.V.B.A.	123		―
American Express International, Inc.– Branch – Singapore	110		107
American Express International (NZ) Inc.	80		85
Amex (Saudi Arabia) Limited	22		―
American Express Company	―		4,044
Total(a)	$12,367		$10,659
(a)
As of September 30, 2017 and December 31, 2016, approximately $3.8 billion and $3.3 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

Due from/to Affiliates
As of September 30, 2017 and December 31, 2016, amounts due from affiliates were $0.1 billion and $1.0 billion, respectively. As of September 30, 2017 and December 31, 2016, amounts due to affiliates were $2.1 billion and $1.5 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes for which there is no stated term. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of September 30, 2017 and December 31, 2016 were as follows:

Table 5: Short-term Debt to Affiliates
(Millions)	2017	2016
AE Exposure Management Ltd.	$3,660	$3,361
American Express Company	1,855	―
American Express Europe LLC	1,004	515
American Express Swiss Holdings	451	376
American Express Holdings (Netherlands) C.V.	192	192
Amex Funding Management (Europe) Limited	82	73
Accertify, Inc.	46	42
Total	$7,290	$4,559

Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $176 million and $190 million for the nine months ended September 30, 2017 and 2016, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Table 6: Unsecured Debt Ratings
Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Stable
Fitch	F1	A	Stable
Moody’s	Prime 1	A2	Stable
S&P	A-2	A-	Stable

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

Short-term Funding Programs
Short-term borrowing, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2017 and December 31, 2016, Credco had $0.3 billion and $3.0 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $1.3 billion and $0.5 billion for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of September 30, 2017 and December 31, 2016:

Table 7: Long-Term Debt Outstanding
(Billions)	2017	2016
Long-term debt outstanding (a)	$24.2	$20.5
Average long-term debt (b)	$24.3	$21.4
(a)
The outstanding balances include (i) unamortized discount, premium and fees (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the nine and twelve months ended September 30, 2017 and December 31, 2016, respectively.
Credco has the ability to issue debt securities under a shelf registration filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of September 30, 2017 and December 31, 2016, Credco had $23.9 billion and $20.2 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.7 billion (AUD $6 billion). During the nine months ended September 30, 2017, no notes were issued under this program. As of September 30, 2017 and December 31, 2016, the entire amount of approximately $4.7 billion and $4.3 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. For the nine months ended September 30, 2017, no notes were issued under this program. As of September 30, 2017 and December 31, 2016, AECCC had $0.5 billion and $0.4 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the nine months ended September 30, 2017 and 2016, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of September 30, 2017, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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
As of September 30, 2017, Credco had cash and cash equivalents of approximately $1.3 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
To more effectively manage inter-affiliate funding, Credco entered into new loan agreements in July 2017 with American Express Limited and American Express International, Inc. The new loans were funded by the assignment of its existing loan to American Express Company and outstanding due from affiliate balance with TRS. Further, Credco borrowed from American Express Company under an existing master note arrangement to meet its funding requirements.
Committed Bank Credit Facility
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of September 30, 2017 of $3.0 billion. On October 16, 2017, Credco increased the committed syndicated bank credit facility size to $3.5 billion and extended the facility by two years to mature on October 16, 2020. As of September 30, 2017, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.51 for the nine months ended September 30, 2017. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the nine months ended September 30, 2017 was 4.43.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Third Quarter 2017 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and in Credco’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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
•
the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against American Express by the U.S. Department of Justice and certain states’ attorneys general and the review of the case by the U.S. Supreme Court);

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the third quarter of 2017 approximately 73 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6.   EXHIBITS
The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: November 3, 2017	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 3, 2017	By	/s/ Leah A. Schweller
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