Form 10-K
period 2017-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2018-03-01
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 1, 2018, 1,504,938 shares of the common stock, par value $0.10 per share, were outstanding.
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
The charge cards are designed primarily as a method of payment, with Card Members generally paying the full amount billed each month. Charges are approved based on a variety of factors including a Card Member’s current spending patterns, payment history, credit record and financial resources. Some charge card accounts have features that allow Card Members to revolve certain charges. In addition to charge cards, TRS and its subsidiaries and licensees also offer a variety of revolving credit cards marketed in the United States and other countries. These cards have a range of different payment terms, interest rate and fee structures.
In the United States, American Express’ marketing, sale and servicing of consumer financial products and its compliance with certain federal consumer financial laws, are supervised and examined by the Consumer Financial Protection Bureau (CFPB), which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products, and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect American Express’ ability to collect amounts owed to it or subject it to regulatory scrutiny.

In countries outside the United States, American Express has seen an increase in regulatory focus in relation to a number of key areas impacting its card-issuing businesses, particularly consumer protection (such as the European Union (EU), the United Kingdom and Canada) and responsible lending (such as Australia, Mexico, New Zealand and Singapore). Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations toward paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.

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
The agreements for the purchase and sale of card receivables and loans (receivables agreements) between Credco and its affiliates provide that the parties intend the transactions thereunder be conducted on an arm’s length basis and that, for example, the price at which receivables and loans are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). Credco considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which Credco offers to purchase receivables and loans to maintain Credco’s required minimum fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for credit losses or the cost of funds. For additional discussion on the fixed charge coverage ratio, refer to page 19.
Credco funds, either directly or indirectly through its consolidated subsidiaries, Card Member receivables and loans primarily in one or more of the following ways:
•	purchases, without recourse, of Card Member receivables and loans directly from issuers of American Express cards (card issuers);
•	purchases of participation interests from TRS’ securitization program;
•	unsecured loans provided to affiliates; and
•	transfers of Card Member receivables and loans with recourse, representing loans provided to affiliates that are collateralized by the underlying Card Member receivables and loans.
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
Employees
As of both December 31, 2017 and 2016, Credco had 6 employees.

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

Credco’s results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. American Express offers a broad array of products and services to consumers, small businesses and commercial clients and thus is very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on American Express cards and the ability and willingness of Card Members to borrow and pay amounts owed to American Express. Political conditions in certain regions or countries could also negatively affect consumer and business spending, including in other parts of the world.
Factors such as consumer spending and confidence, unemployment rates, business investment, government spending, interest rates, taxes (including the broad and complex changes made by the Tax Cuts and Jobs Act to the U.S. tax code), fuel and other energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, Credco’s profitability. Such factors may also cause Credco’s earnings, receivables, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.
Travel and entertainment expenditures, for example, are sensitive to business and personal discretionary spending levels and also tend to decline during general economic downturns. Likewise, spending by small businesses and corporate clients depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a negative impact on Credco’s results of operations. The consequences of negative circumstances impacting Credco or the environment generally can be sudden and severe.

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
During 2017, approximately 28 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and accordingly the revenue it generates outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on Credco’s results of operations. Furthermore, Credco may become subject to foreign exchange regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars or Credco’s ability to transfer them and this could impact Credco’s results of operations.
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
As an indirect wholly owned subsidiary of American Express, Credco’s business and operating performance can be affected by a wide range of possible strategic decisions that American Express may make from time to time. Those strategic decisions could affect the level and types of financing Credco provides to support the business of American Express and its other subsidiaries and the level and types of transactional or other support made available to Credco by American Express. In addition, circumstances affecting American Express can significantly affect Credco. For example, Credco’s debt ratings are closely tied to those of American Express, and when rating agencies take actions regarding American Express’ ratings, they may take the same actions with respect to Credco’s ratings. Significant changes in American Express’ strategy or its relationship with Credco or material adverse changes in the performance of American Express or its other subsidiaries could have a material adverse effect on Credco. The outstanding debt and other securities of Credco are not obligations of American Express, TRS or other American Express subsidiaries.

American Express’ business is subject to comprehensive government regulation and supervision, which could adversely affect Credco’s results of operations and financial condition.
American Express’ business is subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects its business, and has the potential to restrict the scope of American Express’ existing businesses, increase its costs of doing business, and limit its ability to pursue certain business opportunities, require changes to its business practices, affect its relationships with partners, merchants and Card Members, or make its products and services more expensive for customers. Regulatory oversight and supervision of American Express’ businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect its security holders. New laws or regulations, enhanced supervision efforts or changes in the enforcement of existing laws or regulations applicable to American Express’ businesses could impact the profitability of its business activities, limit its ability to pursue business opportunities or adopt new technologies, require it to change certain of its business practices or alter its relationships with partners, merchants and Card Members, or affect retention of its key personnel. Such changes also may require American Express to invest significant management attention and resources to make any necessary changes and could adversely affect Credco’s results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of American Express’ business, it faces complexity and additional costs in its compliance efforts.

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
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa, Inc. (Visa) and MasterCard International Inc. (MasterCard) and the fees merchants are charged to accept cards. Even where American Express is not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from American Express’ business, including as a result of downward pressure on its discount rate from decreases in competitor pricing in connection with caps on interchange fees. In addition, there is uncertainty as to when or how interchange fee caps and other regulatory measures might apply when American Express works with cobrand partners and agents in the EU following a ruling from the EU Court of Justice, and there can be no assurance that American Express will be able to maintain such relationships in its current form.
American Express is subject to certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act, with regard to maintaining effective anti-money laundering (AML) programs. Similar AML requirements apply under the laws of most jurisdictions where American Express operates. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services American Express may offer to consumers, the countries in which its cards may be used, and the types of customers and merchants who can obtain or accept its cards. Activity such as money laundering or terrorist financing involving American Express’ cards could result in enforcement action, and its reputation may suffer due to its customers’ association with certain countries, persons or entities or the existence of any such transactions.
U.S. federal law regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect American Express’ ability to collect amounts owed to it or subject it to regulatory scrutiny. American Express’ ability to recover debt it had previously written-off may be limited, which could have a negative impact on Credco’s results of operations.
Various regulatory agencies and legislatures are also considering regulations and legislation covering identity theft, account management guidelines, credit bureau reporting, disclosure rules, security and marketing that would impact American Express directly, in part due to increased scrutiny of our underwriting and account management standards. These new requirements may restrict its ability to issue charge and credit cards or partner with other financial institutions, which could adversely affect its revenue growth and Credco’s results of operations.

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
Credit risk is the risk of loss from obligor or counterparty default. Credco is exposed to both consumer credit risk and institutional credit risk through the consumer and small business Card Member receivables and Card Member loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks contribute to credit risk. American Express’ and Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk become less predictive of future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. American Express is continuing to experience relatively low delinquency and write-off rates, but expects that these rates will increase over time. Higher write-off rates and an increase in Credco’s reserve for losses adversely affect its profitability and may increase its cost of funds.
Although American Express, Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of receivables and loans, these estimates may not be accurate. In addition, the information American Express, Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete. Although American Express regularly reviews credit exposure to specific clients and counterparties and to specific industries, countries and regions that American Express, Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, American Express’, Credco’s and the card issuers’ ability to manage credit risk may be adversely affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations). Increased credit risk, whether resulting from underestimating the credit losses inherent in Credco’s portfolio of receivables and loans, deteriorating economic conditions, increases in the level of receivables, changes in the mix of businesses or otherwise, could require Credco to increase its provisions for losses and could have a material adverse effect on its results of operations and financial condition.

Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact its financial condition. Credco is primarily exposed to market risk from the impact of interest rate movements on its borrowings and interest-earning assets. If the rate of interest Credco pays on its borrowings increases, this will lead to Credco increasing the discount rate at which it offers to purchase receivables in order to achieve the minimum required 1.25 fixed charge coverage ratio; to the extent this discount rate is not acceptable to the seller, Credco’s ability to purchase receivables may be limited, resulting in an adverse impact on its results of operations.

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
Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement; a failure to monitor a third party’s compliance with a service level agreement or regulatory or legal requirements; or a failure to adequately monitor and control access to, or use of, data in the systems Credco grants to third-party service providers. As processes are changed, or new products and services are introduced, Credco may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose Credco to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.
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
Ongoing legal proceedings regarding provisions in American Express’ merchant contracts could have a material adverse effect on its business, result in additional litigation and/or arbitrations, subject it to substantial monetary damages and damage American Express’ reputation and brand.

The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against American Express alleging that the provisions in American Express’ card acceptance agreements with merchants that prohibit merchants from discriminating against American Express’ card products violate the U.S. antitrust laws. Following a non-jury trial in the case, the trial court found that the challenged provisions were anticompetitive and issued a final judgment entering a permanent injunction. Following American Express’ appeal of this judgment, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express. Eleven of the 17 states that are party to the case filed a petition with the Supreme Court seeking a review of the Second Circuit’s decision. On October 16, 2017, the Supreme Court granted certiorari and oral argument was held on February 26, 2018. American Express is also a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in American Express’ card acceptance agreements and seek damages.

An adverse outcome in these proceedings against American Express could have a material adverse effect on American Express’ business and results of operations, require American Express to change its merchant agreements in a way that could expose American Express’ cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage its reputation and brand. Even if American Express was not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions pending against them could result in changes to its business practices and materially and adversely impact American Express’ profitability.

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

New tax legislative initiatives may be proposed from time to time, which may impact Credco’s effective tax rate and could adversely affect Credco’s tax positions or tax liabilities. For example, the impacts of the Tax Cuts and Jobs Act in the United States resulted in a $858 million charge in the fourth quarter of 2017, representing Credco’s current estimate of taxes primarily on the deemed repatriation of certain overseas earnings and the remeasurement of U.S. deferred tax assets and liabilities. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on Credco’s tax liabilities.

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
Credco did not pay any cash dividends to TRS in 2017 and 2016. For information about limitations on Credco’s ability to pay dividends, refer to Note 5 to the Consolidated Financial Statements.

Item 6.             SELECTED FINANCIAL DATA
(Millions)	2017		2016		2015	2014	2013
Operating Results
Revenues		$1,087		$718	$755	$929	$1,007
Provisions for losses(a)		244		151	165	202	148
Interest expense (including to affiliates)		553		341	360	502	597
Pretax income		275		212	252	318	350
Income tax provision (benefit)(b)		878		15	38	(35)	(96)
Net (loss) income		$(603)		$197	$214	$353	$446
Balance Sheet
Cash and cash equivalents		$196		$1,211	$173	$74	$86
Card Member receivables held for sale		―		―	24	―	―
Gross Card Member receivables		20,276		18,218	17,607	14,507	14,534
Reserves for losses, Card Member receivables		145		110	114	94	76
Gross Card Member loans		561		476	435	401	523
Reserves for losses, Card Member loans		5		5	4	3	4
Loans to affiliates and other(c)		14,527		10,659	14,262	15,303	11,340
Total assets		35,889		31,936	33,285	32,840	29,926
Short-term debt		1,308		2,993	2,120	769	200
Short-term debt to affiliates		5,997		4,559	5,439	4,334	3,583
Long-term debt		24,153		20,512	21,725	24,282	21,700
Long-term debt to affiliates		270		―	―	―	―
Shareholder’s equity		1,871		2,209	2,119	2,389	2,687
Cash dividends	$	―	$	―	$115	$342	$441

(a)	Effective December 1, 2015, did not reflect provisions related to the held for sale portfolio.
(b)	Includes impact of the Tax Cuts and Jobs Act. Refer to Note 11 to the Consolidated Financial Statements.
(c)
Includes loans to the joint ventures that issue American Express cards in certain countries (the American Express joint ventures) of $34 million, nil and $75 million as of December 31, 2017, 2016 and 2015, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Business Environment
Management’s discussion of the results of Credco is in the context of the following wider business environment for American Express.
American Express’ results for 2017 reflect a strong finish to its two-year game plan as it successfully executed against its key priorities of accelerating revenue growth, optimizing its investments and resetting its cost base. Billings and revenue performance were strong across American Express’ business segments and accelerated during the fourth quarter. American Express continued to invest in new products and benefits, new card acquisitions and expanding its merchant network, and it returned a significant amount of capital to its shareholders through share repurchases and dividends.
American Express’ strong performance in 2017 reflects benefits from the investments it has made in a variety of growth opportunities over the last several years. Although American Express continues to see some headwinds from regulation in markets around the world and intense competition, it remains focused on delivering differentiated value to its merchants, customers and business partners, while delivering appropriate returns to its shareholders.
Effective December 1, 2015, American Express transferred the Card Member loans and receivables related to its cobrand partnerships with JetBlue Airways Corporation and Costco Wholesale Corporation in the United States to Card Member loans and receivables held for sale (HFS) on its Consolidated Balance Sheets, the sales of which were completed on March 18, 2016 and June 17, 2016, respectively. For the periods from December 1, 2015 through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which did not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Since Credco owns participation interests in receivables purchased from American Express Receivables Financing Corporation VIII LLC (RFC VIII), Credco also sold back all of its participation interests in Card Member receivables HFS to RFC VIII.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. federal corporate income tax rules that, beginning in 2018, will impact Credco’s income tax expense. Most notably, effective January 1, 2018, the Tax Act reduces the U.S. federal statutory corporate income tax rate (the “federal tax rate”) from 35 percent to 21 percent, introduces a territorial tax system in which future dividends paid from earnings outside the United States to a U.S. corporation are not subject to U.S. federal taxation and imposes new U.S. federal corporate income taxes on certain foreign operations.
Two provisions of the Tax Act drove a 2017 charge of $858 million, which impacted Credco’s earnings in the fourth quarter. In particular, the Tax Act imposes a one-time deemed repatriation tax on previously undistributed earnings of certain non-U.S. subsidiaries. In addition, the reduction of the federal statutory tax rate from 35 percent to 21 percent required Credco to remeasure its U.S. federal deferred tax assets and liabilities. The 2017 charge for these provisions reflects Credco’s best estimate based on information currently available and its current interpretation of the Tax Act. Refer to Note 11 to the Consolidated Financial Statements for additional information.

Results of Operations

Net income depends largely on the volume of Card Member receivables and loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and loans, and income taxes.
Credco’s consolidated net income decreased by $800 million to a loss of $603 million, as compared to net income of $197 million for the same period in 2016. The year over year decrease in net income is driven by the increase in the tax provision due to U.S. tax reform.

Table 1: Total Revenues Summary
Years Ended December 31,			Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Discount revenue earned from purchased Card Member receivables and loans	$760	$471	$289	61%
Interest income from affiliates and other	279	207	72	35
Finance revenue	48	40	8	20
Total revenues	$1,087	$718	$369	51%

Total revenues
Discount revenue increased, due to higher discount rates as well as higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances during 2017.

Table 2: Total Expense Summary
Years Ended December 31,			Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Provisions for losses	$244	$151	$93	62%
Interest expense	495	317	178	56
Interest expense to affiliates	58	24	34	#
Other, net	15	14	1	7
Total expenses	$812	$506	$306	60%

# Denotes a variance greater than 100 percent.
Total expenses
Provisions for losses increased, primarily due to increase in volumes and higher net write-offs.
Interest expense increased, primarily due to higher LIBOR rates and higher average debt balances.
Interest expense to affiliates increased, primarily due to higher LIBOR rates.

Income taxes

The effective tax rate for 2017 was 319.3 percent and reflects a substantial charge of $858 million related to the income tax effects of the Tax Act, which are required to be recorded in the period of enactment. The $858 million charge represents Credco’s current estimate of taxes primarily on the deemed repatriation of certain overseas earnings and the remeasurement of U.S. federal net deferred tax assets to the lower federal tax rate. Credco’s accounting for the impacts of the Tax Act is provisional and amounts may be revised in future periods as described in the SEC Staff Accounting Bulletin No. 118, which was issued on December 22, 2017 to provide guidance on the accounting for the effects of the Tax Act. Refer to Note 11 to the Consolidated Financial Statements for additional information.
Volume of Business
The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:

Table 3: Gross Card Member Receivables and Loans Purchased and Owned by Credco
(Billions)
	Volume of Gross Card Member			Gross Card Member
	Receivables and Loans Purchased			Receivables and Loans Owned
	For the Years Ended December 31,(a)			as of December 31,
Year	U.S.	Non-U.S.	Total	U.S.(b)	Non-U.S.	Total
2017	$189	$64	$253	$15	$6	$21
2016	160	59	219	14	5	19
2015	169	52	221	13	5	18
2014	173	44	217	12	3	15
2013	170	45	215	11	4	15
(a)
Includes volumes related to the HFS portfolio for the years ended December 31, 2016 and 2015. In addition to the above activity, Credco also purchased new groups of Card Member receivables from TRS and certain of its subsidiaries and participation interests from affiliates, totaling $9.4 billion, $5.4 billion, $5.8 billion, $3.4 billion and $7.7 billion in 2017, 2016, 2015, 2014 and 2013, respectively.

(b)	Effective December 1, 2015 did not reflect the HFS portfolio.
Card Member Receivables and Card Member Loans
As of December 31, 2017 and 2016, Credco owned $20.3 billion and $18.2 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of the participation interests from RFC VIII in conjunction with TRS’ securitization program. As of December 31, 2017 and 2016, CRC owned approximately $4.1 billion and $4.0 billion, respectively, of such participation interests.
As of December 31, 2017 and 2016, Credco owned gross Card Member loans totaling $561 million and $476 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio for the years ended December 31:

Table 4: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2017	2016	2015	2014	2013
Total gross Card Member receivables(a)(b)	$20,276	$18,218	$17,607	$14,507	$14,534
Loss reserves ― Card Member receivables(a)(b)	$145	$110	$114	$94	$76
Loss reserves as a % of receivables	0.7%	0.6%	0.6%	0.6%	0.5%
Average life of Card Member receivables (# in days)(c)	30	30	29	29	29

(a)	Effective December 1, 2015 did not reflect the HFS portfolio.
(b)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(c)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of Card Member receivables purchased by Credco.

Changes in Card Member Receivable and Card Member Loan Reserves for Losses

The following table presents the changes in the reserve for losses related to Card Member receivables and loans:

Table 5: Reserve for Losses related to Card Member receivables and loans
Years Ended December 31, (Millions, except percentages)	2017	2016	2015	2014	2013
Balance, January 1	$115	$118	$97	$80	$88
Provisions	244	151	165	202	148
Other credits(a)	58	20	32	15	41
Net write-offs(b)	(204)	(151)	(161)	(170)	(152)
Other debits(c)(d)	(63)	(23)	(15)	(30)	(45)
Balance, December 31	$150	$115	$118	$97	$80
Reserve for losses as a % of gross Card Member receivables and loans owned at December 31	0.7%	0.6%	0.7%	0.7%	0.5%
(a)
Primarily reserve balances applicable to new groups of Card Member receivables and loans purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables and loans purchased totaled $9.4 billion, $5.4 billion, $5.8 billion, $3.4 billion and $7.7 billion in 2017, 2016, 2015, 2014 and 2013, respectively.

(b)	Net of recoveries of $96 million, $92 million, $101 million, $102 million and $115 million in 2017, 2016, 2015, 2014 and 2013, respectively.
(c)
Primarily reserve balances applicable to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables and loans sold to the American Express joint ventures following the termination of the agreements to purchase Card Member receivables and loans in the third quarter of 2014. Sales of these participation interests and Card Member receivables and loans totaled $9.4 billion, $5.7 billion, $2.6 billion, $3.4 billion and $9.1 billion in 2017, 2016, 2015, 2014 and 2013, respectively.

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

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, other wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of December 31 were as follows:

Table 6: Loans to Affiliates and Other
(Millions)	2017	2016
American Express Limited	$3,847	$	―
American Express Services Europe Limited	2,747		2,484
Amex Bank of Canada	1,737		1,593
American Express Australia Limited	1,616		1,290
American Express International, Inc.	1,180		―
American Express Company	961		4,044
Amex Global Holdings C.V.	888		―
American Express Company (Mexico) S.A. de C.V.	812		765
American Express Bank (Mexico) S.A.	325		291
Alpha Card S.C.R.L./C.V.B.A	138		―
American Express International, Inc.– Branch – Singapore	124		107
American Express International (NZ), Inc.	80		85
Amex Funding Management (Europe) Limited	38		―
American Express Saudi Arabia (C) JSC	34		―
Total(a)	$14,527		$10,659

(a)	As of December 31, 2017 and 2016, approximately $5.0 billion and $3.3 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.
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
On November 27, 2017, Credco implemented the restructuring of the financing arrangement with Amex Bank of Canada to enhance funding flexibility and effectiveness. The former financing arrangement, which had been in the form of an unsecured loan to the affiliate, has been replaced by a collateralized loan arrangement.
Due from/to Affiliates
As of December 31, 2017 and 2016, amounts due from affiliates were $0.2 billion and $1.0 billion, respectively. As of December 31, 2017 and 2016, amounts due to affiliates were $2.0 billion and $1.5 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities. As of December 31, 2017, due to affiliates primarily represents tax liability on account of the Tax Act. Refer to Note 11 to the Consolidated Financial Statements.
Restricted Cash with Affiliates
As of December 31, 2017 and 2016, the amount of interest-bearing restricted cash was $100 million and nil, respectively, which represents cash placed with Amex Bank of Canada relating to the new collateralized loan arrangement for transfer of Card Member loans described above and has been included under “Other assets” on the Consolidated Balance Sheets.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes repayable on demand. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of December 31 were as follows:

Table 7: Short-term Debt to Affiliates

(Millions)	2017	2016
AE Exposure Management Limited	$4,548	$3,361
American Express Europe LLC	765	515
American Express Swiss Holdings GmbH	444	376
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	48	42
Amex Funding Management (Europe) Limited	―	73
Total	$5,997	$4,559

Long-term Debt to Affiliates

Long-term debt to affiliates represents an unsecured amount due to LB Luxembourg Two S.a.r.l amounting to $270 million and nil as of December 31, 2017 and 2016, respectively, payable by December 2020.

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $234 million and $253 million for the years ended December 31, 2017 and 2016, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Table 8: Weighted-Average Effective Interest Rate

Year	Weighted-Average Effective Interest Rate
2017	1.78%
2016	1.28%
2015	1.25%
2014	1.74%
2013	2.21%

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

Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2017 and 2016, Credco had $1.2 billion and $3.0 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $1.1 billion and $0.5 billion for the years ended December 31, 2017 and 2016, respectively.

Long-term Debt Programs

During 2017, Credco issued $8.5 billion of unsecured debt securities with maturities ranging from 2 to 10 years. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of December 31:

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

(b)	Average long-term debt outstanding during the twelve months ended December 31, 2017 and 2016, respectively.

Refer to Note 4 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.
Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of December 31, 2017 and 2016, Credco had $23.9 billion and $20.2 billion, respectively, of debt securities outstanding, issued under the SEC registration statement.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.7 billion (AUD $6 billion). During 2017, no notes were issued under this program. As of December 31, 2017 and 2016, the entire amount of approximately $4.7 billion and $4.3 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco has also established a medium-term note program in Canada providing for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014. All notes issued by AECCC under this program are guaranteed by Credco. As of December 31, 2017 and 2016, AECCC had $0.5 billion and $0.4 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

Credco’s 2017 debt issuances were as follows:

Table 11: Debt Issuances

(Billions)	2017
Fixed Rate Senior Notes (weighted-average coupon of 2.56%)	$7.3
Floating Rate Senior Notes (3-month LIBOR plus 45 basis points)	1.2
Total	$8.5
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During 2017 and 2016, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth, and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of December 31, 2017, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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
As of December 31, 2017, Credco had cash and cash equivalents of approximately $0.2 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of December 31, 2017 of $3.5 billion, which expires on October 16, 2020. As of December 31, 2017, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges.
The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.
Table 12: Ratio of Earnings to fixed charges for Credco and Ratio of Earnings to combined fixed charges and preferred stock dividends for American Express

	Credco	American Express
2017	1.50	4.05
2016	1.62	5.38
2015	1.70	5.54

OFF-BALANCE SHEET ARRANGEMENTS
To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. There was no such non-cash collateral as of December 31, 2017 and 2016, respectively.

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
The Audit and Compliance Committee provides oversight of the American Express Internal Audit Group. The Audit and Compliance Committee reviews and concurs in the appointment, replacement, performance and compensation of American Express’ Chief Audit Executive and approves Internal Audit’s annual audit plan, charter, policies and budget. The Audit and Compliance Committee also receives regular updates on the audit plan’s status and results including significant reports issued by Internal Audit and the status of American Express’ corrective actions.
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
As defined in the ERM policy, American Express follows the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, the Chief Credit Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense. The second line comprises independent functions overseeing risk taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks.
American Express Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.
In addition, the Asset-Liability Committee, chaired by American Express’ Chief Financial Officer, is responsible for managing market, liquidity, asset/liability risk capital and resolution planning.

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
American Express views its ability to effectively mitigate compliance risk as an important aspect of its business model. American Express’ Global Compliance and Ethics organization is responsible for establishing and maintaining American Express’ corporate-wide Compliance Risk Management Program. Pursuant to this program, American Express seeks to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which it is exposed.
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

American Express’ Asset Liability Management (ALM) and Market Risk policies establish the framework that guides and governs market risk management for American Express and its subsidiaries, including Credco, with clear quantitative limits and escalation triggers. These policies are approved by the Risk Committee of the American Express Board of Directors or Market Risk Management Committee.

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
Given the nature of Credco’s business model, where Credco includes its costs of funding in both the calculation of the discount at which Credco offers to purchase receivables and in the calculation of the interest at which it lends to affiliates and where such discount and interest is determined to maintain Credco’s required minimum fixed charge coverage ratio of 1.25, there would be minimal detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates.
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
As of December 31, 2017 and 2016, foreign currency hedge instruments with total notional amounts of approximately $14 billion and $12 billion were outstanding, respectively. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity qualify for net investment hedge accounting.
With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2017.
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
In estimating these losses, American Express uses statistical and analytical models that analyze portfolio performance and reflect its judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses over an appropriate historical period, as well as expected future recoveries. American Express also considers whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member receivables and loans.
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
As of December 31, 2017, a 10 percent increase in Credco’s estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans, evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $15 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent Credco’s expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.

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
The fair value of Credco’s derivative instruments is estimated internally by using third-party pricing models, where the inputs to those models are readily observable from actively quoted markets. For additional information on Credco’s derivatives and hedging activities, refer to Note 6 to the Consolidated Financial Statements.

In the measurement of fair value for Credco’s derivative instruments, although the underlying inputs used in the pricing models are based on observable markets inputs, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value. While Credco relies on the third-party pricing models, it reaffirms its understanding of the valuation techniques at least annually and validate the valuation output on a quarterly basis.

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

In particular, the Tax Act is complex and requires interpretation of certain provisions to estimate the impact on Credco’s income tax expense. The estimates are based on the information available and Credco’s current interpretation of the Tax Act, and may change due to changes in interpretations and assumptions Credco makes and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, the Financial Accounting Standards Board or others, regarding the Tax Act. As a result, actual income tax expense could differ significantly from Credco’s estimates. Refer to Note 11 to the Consolidated Financial Statements for additional information.

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

•
Credco’s tax rate remaining in line with current expectations, which could be impacted by, among other things, changes in interpretations and assumptions Credco has made and actions Credco may take as a result of the Tax Act, Credco’s geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes and reclassifications; and

•
the implementation of legislation and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, state and foreign taxing authorities, the Financial Accounting Standards Board or others regarding the Tax Act, and any future changes or amendments to that legislation.

Item 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Risk Management” under “MD&A” for quantitative and qualitative disclosures about market risk.
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
Credco’s management is responsible for establishing and maintaining adequate internal control over financial reporting.
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
Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2017. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2017, Credco’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
American Express Credit Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Express Credit Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP, PricewaterhouseCoopers Center, 300 Madison Avenue, New York, NY 10017
T: (646) 471 3000, F: (646) 471 8320, www.pwc.com/us

Significant Transactions with Related Parties
As discussed in Note 9 to the consolidated financial statements, the Company has entered into significant related party transactions with affiliates.
New York, New York
March 1, 2018

We have served as the Company’s auditor since 2005.

(Item 15 (a))
AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2017	2016	2015
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$760	$471	$479
Interest income from affiliates and other	279	207	246
Finance revenue	48	40	30
Total revenues	1,087	718	755
Expenses
Provisions for losses	244	151	165
Interest expense	495	317	350
Interest expense to affiliates	58	24	10
Other, net	15	14	(22)
Total expenses	812	506	503
Pretax income	275	212	252
Income tax provision	878	15	38
Net (loss) income	$(603)	$197	$214

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2017	2016	2015
Net (loss) income	$(603)	$197	$214
Other comprehensive income:
Foreign currency translation adjustments, net of tax	265	(107)	(369)
Other comprehensive income (loss)	265	(107)	(369)
Comprehensive (loss) income	$(338)	$90	$(155)

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Millions, except share data)	2017	2016
Assets
Cash and cash equivalents	$196	$1,211
Card Member receivables, less reserves: 2017, $145; 2016, $110	20,131	18,108
Card Member loans, less reserves: 2017, $5; 2016, $5	556	471
Loans to affiliates and other	14,527	10,659
Due from affiliates	189	997
Other assets	290	490
Total assets	$35,889	$31,936
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$1,308	$2,993
Short-term debt to affiliates	5,997	4,559
Long-term debt	24,153	20,512
Long-term debt to affiliates	270	―
Total debt	31,728	28,064
Due to affiliates	1,988	1,517
Accrued interest and other liabilities	302	146
Total liabilities	$34,018	$29,727
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	2,708	3,311
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2017, $17; 2016, $329	(998)	(1,263)
Total accumulated other comprehensive loss	(998)	(1,263)
Total shareholder’s equity	1,871	2,209
Total liabilities and shareholder’s equity	$35,889	$31,936

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2017		2016		2015
Cash Flows from Operating Activities
Net (loss) income		$(603)		$197		$214
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provisions for losses		244		151		165
Amortization of underwriting expense		28		23		30
Deferred taxes		55		14		8
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates		1,088		(39)		(262)
Other operating assets and liabilities		(378)		475		458
Net cash provided by operating activities		434		821		613
Cash Flows from Investing Activities
Net increase in Card Member receivables and loans, including held for sale(a)		(1,998)		(1,059)		(3,592)
Increase in interest bearing restricted cash to affiliates		(100)		―		―
Net (increase) decrease in loans to affiliates and other		(1,245)		2,973		152
Net (decrease) increase in due to/from affiliates		(1,718)		(515)		2,605
Net cash (used in) provided by investing activities		(5,061)		1,399		(835)
Cash Flows from Financing Activities
Net (decrease) increase in short-term debt		(1,685)		873		1,351
Net increase (decrease) in short-term debt to affiliates		1,414		(861)		1,112
Proceeds from long-term debt		8,438		3,791		6,522
Principal payments of long-term debt		(4,900)		(4,961)		(8,545)
Proceeds from long-term debt to affiliates		270		―		―
Dividends paid		―		―		(115)
Net cash provided by (used in) financing activities		3,537		(1,158)		325
Effect of foreign currency exchange rates on cash and cash equivalents		75		(24)		(4)
Net (decrease) increase in cash and cash equivalents		(1,015)		1,038		99
Cash and cash equivalents at beginning of year		1,211		173		74
Cash and cash equivalents at end of year		$196		$1,211		$173

Supplemental cash flow information
Non-cash investing activities
Transfer of Card Member receivables, during the fourth quarter of 2015, to Card Member receivables held for sale, net of reserves.	$	―	$	―		$21
Replacement of due from affiliate balance with new loan arrangement with affiliates(b)		$2,129	$	―	$	―

(a)	Refer to Note 1 for additional information.
(b)
To more effectively manage inter-affiliate funding, Credco entered into new loan agreements in July 2017 with American Express Limited and American Express International, Inc. The new loans were funded by the assignment of its existing loan to American Express Company and outstanding due from affiliate balance with TRS.

 See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

					Accumulated
				Additional	Other
Three Years Ended December 31, 2017		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of December 31, 2014	$2,389	$	―	$161	$(787)	$3,015
Net income	214					214
Other comprehensive loss	(369)				(369)
Cash dividends paid	(115)					(115)
Balances as of December 31, 2015	2,119		―	161	(1,156)	3,114
Net income	197					197
Other comprehensive loss	(107)				(107)
Cash dividends paid	―					―
Balances as of December 31, 2016	2,209		―	161	(1,263)	3,311
Net loss	(603)					(603)
Other comprehensive income	265				265
Cash dividends paid	―					―
Balances as of December 31, 2017	$1,871	$	―	$161	$(998)	$2,708

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
Credco consolidates entities in which it holds a controlling financial interest. For voting interest entities, Credco is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity’s equity, Credco is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE’s economic performance, and (2) the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE.
Foreign Currency
Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period; non-monetary assets and liabilities are translated at the historic exchange rate at the date of the transaction; revenues and expenses are translated at the average month-end exchange rates during the year. Resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Gains and losses related to transactions in a currency other than the functional currency are reported net in Other expenses, in Credco’s Consolidated Statements of Income. Net foreign currency transaction gains amounted to approximately $21 million, $1 million and $14 million in 2017, 2016 and 2015, respectively.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The accounting standard establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended and effective January 1, 2018, supersedes most of the revenue recognition requirements in effect prior to that date.
Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the new revenue standard. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. As Credco is engaged in the business of financing Card Member receivables and loans, and in providing loans to certain of its affiliates, the new revenue standard has no impact on the Consolidated Financial Statements and underlying operational processes and accounting policies. Credco’s implementation efforts have included analyzing revenues and related costs to identify any within the scope of the new standard to determine if any changes will be required. Credco has completed the evaluation of the potential impact of this guidance on the timing, recognition, and presentation of revenues and expenses and has not identified any changes.
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities, which was effective and adopted by Credco as of January 1, 2018. The guidance, makes targeted changes to GAAP; specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial assets and liabilities. The adoption of the guidance, as of January 1, 2018, did not have a material impact on Credco’s financial position, results of operations and cash flows. Credco implemented changes to its accounting policies, business processes and internal controls in support of the new guidance.
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member receivables and loans, and may result in material increases to Credco’s credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. American Express has established an enterprise-wide, cross-discipline governance structure to implement the new standard, and continues to identify and conclude on key interpretive issues along with evaluating existing American Express’ credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.
In November 2016, the FASB issued new accounting guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents, effective January 1, 2018. The guidance provides specifically that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents on the statement of cash flows. Credco holds a restricted cash balance such that it becomes a material change to the way balances will be presented on the statement of cash flows. Beginning with the quarter ending March 31, 2018, Credco’s consolidated statements of cash flows will reflect the adoption of the standard using the full retrospective method, which applies the new standard to each prior reporting period presented.
In August 2017, the FASB issued new accounting guidance providing targeted improvements to the accounting for hedging activities, effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. Effective January 1, 2018, Credco adopted the guidance with no material impact on its financial position, results of operations and cash flows, along with associated changes to its accounting policies, business processes and internal controls in support of the new guidance.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from AOCI to retained earnings. The optional guidance is effective January 1, 2019, with early adoption permitted. Credco is evaluating whether it will adopt the new guidance along with any impacts on the Credco’s financial position, results of operations and cash flows, none of which are expected to be material.

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
During the first half of 2016, American Express completed the sales of substantially all of its outstanding Card Member loans and receivables HFS, and consequently Credco also sold back all of its participation interests in Card Member receivables HFS to RFC VIII.

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

Card Member receivables as of December 31, 2017 and 2016 consisted of:
(Millions)	2017	2016
U.S. Consumer Services	$3,557	$3,518
International Consumer and Network Services (a)	1,827	1,526
Global Commercial Services (b)	14,892	13,174
Card Member receivables (c)	20,276	18,218
Less: Reserve for losses	145	110
Card Member receivables, net (d)	$20,131	$18,108
(a)	Comprised of International consumer card business.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $43 million and $27 million as of December 31, 2017 and 2016, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

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

Card Member loans as of December 31, 2017 and 2016 consisted of:
(Millions)	2017	2016
International Consumer and Network Services (a)	$561	$476
Less: Reserve for losses	5	5
Card Member loans, net (b)	$556	$471
(a)	Comprised of International consumer card business.
(b)	Card Member loans modified in a TDR program were immaterial.

Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of December 31, 2017 and 2016:
		30-59 Days	60-89 Days	90+ Days
2017 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,531	$10	$6	$10	$3,557
International Consumer and Network Services	1,805	8	5	9	1,827
Global Commercial Services
Global Small Business Services	1,397	5	4	6	1,412
Global Corporate Payments (a)	(b)	(b)	(b)	112	13,480
Card Member Loans:
International Consumer and Network Services	$557	$1	$1	$2	$561

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		30-59 Days	60-89 Days	90+ Days
2016 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,501	$9	$3	$5	$3,518
International Consumer and Network Services	1,506	6	4	10	1,526
Global Commercial Services
Global Small Business Services	1,202	9	2	5	1,218
Global Corporate Payments (a)	(b)	(b)	(b)	108	11,956
Card Member Loans:
International Consumer and Network Services	$472	$1	$1	$2	$476
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
	2017		2016
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
U.S. Consumer Services	0.83%	0.73%	0.54%	0.48%
International Consumer and Network Services	1.50%	1.20%	1.86%	1.31%
Global Small Business Services	1.11%	1.06%	1.03%	1.31%
Card Member Loans:
International Consumer and Network Services	1.24%	0.71%	1.15%	0.84%

	2017		2016
	Net Loss Ratio as a	90+ Days Past	Net Loss Ratio as a	90+ Days Past
	% of	Billing	% of	Billing
	Charge	as a % of	Charge	as a % of
	Volume (b)	Receivables	Volume (b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.08%	0.83%	0.06%	0.90%

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This Note is presented excluding amounts associated with the Card Member receivables HFS as of December 31, 2015; Credco did not have any Card Member receivables HFS as of December 31, 2017 or 2016.
Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:
(Millions)	2017	2016	2015
Balance, January 1	$110	$114	$94
Provisions	238	145	160
Other credits(a)	58	20	32
Net write-offs(b)	(198)	(146)	(157)
Other debits(c)(d)	(63)	(23)	(15)
Balance, December 31	$145	$110	$114
(a)
Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $9.4 billion, $5.4 billion and $5.8 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)	Net of recoveries of $95 million, $91 million and $100 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $9.4 billion, $5.7 billion and $2.6 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(d)	2015 includes the impact of the transfer of reserves relating to the HFS portfolio, which was not significant.
Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:
(Millions)	2017	2016	2015
Balance, January 1	$5	$4	$3
Provisions	6	6	5
Net write-offs(a)	(6)	(5)	(4)
Balance, December 31	$5	$5	$4
(a)	Net of recoveries of $1 million for each of the years ended December 31, 2017, 2016 and 2015.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2017		2016
	Outstanding	Year-End Stated	Outstanding	Year-End Stated
(Millions, except percentages)	Balance	Rate on Debt(a)	Balance	Rate on Debt(a)
Commercial paper(b)	$1,168	1.54%	$2,993	1.13%
Other short-term borrowings(c)	140	1.27	―	―
Total	$1,308	1.51%	$2,993	1.13%
(a)	For floating-rate issuances, the stated interest rates are weighted based on the outstanding balances and rates in effect as of December 31, 2017 and 2016.
(b)	Average commercial paper outstanding was $1,076 million and $491 million in 2017 and 2016, respectively.
(c)	Represents interest-bearing overdrafts with banks.

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

		2017					2016
	Original			Year-End	Year-End Effective				Year-End	Year-End Effective
	Contractual			Stated	Interest				Stated	Interest
(Millions, except	Maturity	Outstanding		Rate	Rate with		Outstanding		Rate	Rate with
percentages)	Dates	Balance	(a)	on Debt (b)	Swaps	(b)(c)	Balance	(a)	on Debt (b)	Swaps	(b)(c)
Fixed Rate Senior Notes	2018-2027	$19,652		2.24%	2.27%		$16,201		1.98%	1.44%
Floating Rate Senior Notes	2018-2022	4,550		2.09	―		4,350		1.52	―
Unamortized Underwriting Fees		(49)					(39)
Total Long-Term Debt		$24,153		2.21%			$20,512		1.88%
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

(b)	For floating-rate issuances, the stated and effective interest rates are weighted based on outstanding balances and rates in effect as of December 31, 2017 and 2016.
(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2017 were as follows:
(Millions)
2018	$3,654
2019	7,150
2020	6,600
2021	2,939
2022	2,050
Thereafter	2,000
Total	24,393
Unamortized Underwriting Fees	(49)
Unamortized Discount and Premium	(36)
Impacts due to Fair Value Hedge Accounting	(155)
Total Long-Term Debt	$24,153

Credco maintained a bank line of credit of $3.5 billion and $3.0 billion as of December 31, 2017 and 2016, respectively, all of which was undrawn as of the respective dates. These undrawn amounts support contingent funding needs. Credco paid $6.0 million and $2.2 million in fees to maintain these lines for the years ended December 31, 2017 and 2016, respectively. The availability of the credit line is subject to compliance with certain financial covenants, including the maintenance of a 1.25 ratio of earnings to fixed charges. As of December 31, 2017, Credco’s ratio of earnings to fixed charges was 1.50. As of December 31, 2017 and 2016, Credco was not in violation of any of its debt covenants.

The committed facility does not contain material adverse change clauses that would preclude borrowing under the credit facility. Additionally, the facility may not be terminated should there be a change in Credco’s credit ratings.

Credco paid total interest, primarily related to short- and long-term debt, and corresponding interest rate swaps of $0.5 billion for the year ended December 31, 2017, and $0.3 billion for both the years ended December 31, 2016 and 2015.

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
Foreign exchange risk is generated by funding foreign currency Card Member receivables and loans with U.S. dollars, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified, through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through the use of foreign exchange forwards executed either by Credco or TRS.
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
Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of Credco’s derivative assets and liabilities as of December 31, 2017 and 2016 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, Credco exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. Based on its assessment of the credit risk of Credco’s derivative counterparties as of December 31, 2017 and 2016, no credit risk adjustment to the derivative portfolio was required.
Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 7 for a description of Credco’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:
	Other Assets			Other Liabilities
	Fair Value			Fair Value
(Millions)	2017		2016	2017		2016
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$	―	$22	$	―	$69
Net investment hedges - Foreign exchange contracts		54	151		38	1
Total derivatives designated as hedging instruments		54	173		38	70
Derivatives not designated as hedging instruments:
Foreign exchange contracts		9	128		57	28
Total derivatives, gross		63	301		95	98
Less: Cash collateral netting (b)(c)		―	(2)		―	(49)
Derivative asset and derivative liability netting (d)		(26)	(27)		(26)	(27)
Total derivatives, net		$37	$272		$69	$22
(a)
Effective January 2017, the Central Clearing Party (CCP) changed the legal characterization of variation margin payments for centrally cleared derivatives to be settlement payments, as opposed to collateral. As of December 31, 2017, there was no unsettled derivative asset or liability with the CCP.

(b)	Represents the offsetting of the fair value of bilateral interest rate contracts with the right to reclaim cash collateral or the obligation to return cash collateral.
(c)
Credco held no non-cash collateral as of December 31, 2017 and 2016, respectively. To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. Additionally, Credco posted $115 million and $144 million as of December 31, 2017 and 2016, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

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
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $16.2 billion and $14.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2017 and 2016, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the changes in the hedged item is referred to as hedge ineffectiveness and is reported as a component of Other expenses. Hedge ineffectiveness may be caused by differences between a debt obligation’s interest rate and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the fair value of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in 1-month LIBOR, 3-month LIBOR and the overnight indexed swap rate, as spreads between these rates impact the fair value of the interest rate swap without causing an exact offsetting impact to the fair value of the hedged debt.
For the periods presented, Credco considers all fair value hedges to be highly effective and did not de-designate any fair value hedge relationships.

The following table summarizes the gains (losses) recognized in Other expenses associated with Credco’s fair value hedges for the years ended December 31:

(Millions)	2017	2016	2015
Interest rate derivative contracts	$(129)	$(102)	$(31)
Hedged items	100	91	44
Net hedge ineffectiveness (losses) gains	$(29)	$(11)	$13

Credco also recognized a net reduction in interest expense on long-term debt of $53 million, $126 million and $177 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment were losses of $174 million and gains of $80 million and $235 million for the years ended December 31, 2017, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period. No ineffectiveness or other amounts associated with net investment hedges were reclassified from AOCI into income for the years ended December 31, 2017, 2016 and 2015.
Derivatives Not Designated As Hedges

Credco has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed upon rate for settlement on a specified date.
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gains of $21 million, $1 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are recognized in Other expenses.

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
•
Level 3 – Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, Credco discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2017 and 2016, there were no significant transfers between levels.
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:
(Millions)	2017	2016
Assets:
Derivatives (a)	$63	$301
Total assets	63	301
Liabilities:
Derivatives (a)	95	98
Total liabilities	$95	$98
(a)	Refer to Note 6 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value
For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table), Credco applies the following valuation techniques:
Derivative Financial Instruments
The fair value of Credco’s derivative financial instruments is estimated internally by using third-party pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. Credco reaffirms its understanding of the valuation techniques at least annually and validates the valuation output on a quarterly basis. Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.
The fair value of Credco’s interest rate swaps is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the swap such as the notional amount, fixed coupon rate, floating coupon rate and tenor, as well as discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.
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
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair value for Credco’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2017 and 2016. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2017 and 2016, respectively, and require management judgment. These figures may not be indicative of future fair values nor can the fair value of Credco be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)
Cash and cash equivalents	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets	20.6	20.6		0.1		20.5		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.5	14.4		―		10.0		4.4
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	8.6	8.6		―		8.6		―
Financial liabilities carried at other than fair value
Long-term debt	24.2	24.5		―		24.5		―
Long-term debt with affiliates	$0.3	$0.3	$	―		$0.3	$	―

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total		Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)
Cash and cash equivalents	$1.2		$1.2		$0.2		$1.0	$	―
Other financial assets	19.3		19.3		―		19.3		―
Financial assets carried at other than fair value
Card Member loans, net	0.5		0.5		―		―		0.5
Loans to affiliates and other	10.7		10.7		―		7.9		2.8
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.1		9.1		―		9.1		―
Financial liabilities carried at other than fair value
Long-term debt	20.5		20.7		―		20.7		―
Long-term debt with affiliates	$ ―	$	―	$	―	$	―	$	―
(a)	Level 1 amounts reflect interest-bearing deposits and Level 2 amount primarily reflects time deposits, short-term investments and Card Member receivables.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2017 and 2016, respectively, and require management judgment. These figures may not be indicative of future fair values. The fair value of Credco cannot be reliably estimated by aggregating the amounts presented.

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
Financial Assets Carried At Other Than Fair Value
Card Member loans
Card Member loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for Credco’s Card Member loans, Credco uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar loans and the lack of observable pricing inputs thereof, Credco uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income, pay-down rates, discount rates, relevant credit costs and cost of funding assumptions.

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
Financial Liabilities Carried At Other Than Fair Value
Long-term debt
Long-term debt, including with affiliates, is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes and current translation rates for foreign-denominated debt. The fair value of Credco’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly-traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly-traded debt markets of similar terms and comparable credit risk, Credco uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, Credco considers credit default swap spreads, bond yields of other long-term debt offered by Credco, and interest rates currently offered to Credco for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements
Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis during the years ended December 31, 2017 and 2016.

Note 8 – Variable Interest Entity
Credco has established a VIE, American Express Canada Credit Corporation (AECCC), used primarily to lend funds to affiliates, through the issuance of notes in Canada under a medium-term note program. All notes issued under this program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity. Total assets as of December 31, 2017 and 2016 were $0.5 billion and $1.7 billion respectively. As of December 31, 2017 and 2016, nil and $1.7 billion, respectively, of assets were eliminated in consolidation. Total liabilities as of December 31, 2017 and 2016 were $0.5 billion and $1.7 billion respectively. As of December 31, 2017 and 2016, nil and $1.3 billion, respectively, of liabilities were eliminated in consolidation. The assets of the VIE are not used solely to settle the obligations of the VIE. The note holders of the VIE have recourse to Credco.

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
In 2017, 2016 and 2015, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $262 billion, $225 billion and $227 billion, respectively. In 2017, 2016 and 2015, Credco sold Card Member receivables and participating interests to affiliates totaling $9.4 billion, $5.7 billion and $2.6 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $760 million, $471 million and $479 million for the years ended December 31, 2017, 2016 and 2015, respectively. The receivables agreements require TRS and its subsidiaries to perform servicing, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, CRC owned approximately $4.1 billion and $4.0 billion, respectively, of participation interests purchased from RFC VIII.

Transactions with affiliates as of or for the years ended December 31, were as follows:
(Millions, except percentages)	2017	2016		2015
Loans to affiliates and other	$14,527		$10,659		$14,262
Average interest rate on loans to affiliates and other	2.19%		1.78%		1.81%
Due from affiliates	$189		$997		$615
Restricted cash with affiliates	100		―		―
Short-term debt to affiliates	5,997		4,559		5,439
Average interest rate on short-term debt to affiliates	1.04%		0.49%		0.19%
Maximum month-end level of short-term borrowings during the year	$8,377		$5,091		$5,439
Long term debt to affiliates	270		―		―
Average interest rate on long-term debt to affiliates	0.23%		―		―
Maximum month-end level of long-term borrowings during the year	$270	$	―	$	―
Due to affiliates	1,988		1,517		1,727
Maximum month-end level of loans to affiliates during the year	14,527		13,083		17,711
Interest income from affiliates and other	279		207		246
Interest expense to affiliates	58		24		10
Other, net expense	$2		$1		$1

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by American Express Company, other wholly owned subsidiaries of TRS and the American Express joint ventures. Revenue earned from loans to affiliates and other is recorded as interest income from affiliates and other in the Consolidated Statements of Income. As of December 31, 2017 and 2016, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates and other as of December 31 were as follows:
(Millions)	2017	2016
American Express Limited	$3,847	$	―
American Express Services Europe Limited	2,747		2,484
Amex Bank of Canada	1,737		1,593
American Express Australia Limited	1,616		1,290
American Express International, Inc.	1,180		―
American Express Company	961		4,044
Amex Global Holdings C.V.	888		―
American Express Company (Mexico) S.A. de C.V.	812		765
American Express Bank (Mexico) S.A.	325		291
Alpha Card S.C.R.L./C.V.B.A.	138		―
American Express International, Inc- Branch - Singapore	124		107
American Express International (NZ), Inc.	80		85
Amex Funding Management (Europe) Limited	38		―
American Express Saudi Arabia (C) JSC	34		―
Total (a)	$14,527		$10,659
(a)	As of December 31, 2017 and 2016, approximately $5.0 billion and $3.3 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.
Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities. As of December 31, 2017, due to affiliates primarily represents tax liability on account of the Tax Act. Refer to Note 11 to the Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, the amount of interest-bearing restricted cash was $100 million and nil, respectively, which represents cash placed with Amex Bank of Canada relating to the new collateralized loan arrangement for transfer of Card Member loans described above and has been included under “Other Assets” on the Consolidated Balance Sheets.
Components of short-term debt to affiliates as of December 31 were as follows:
(Millions)	2017	2016
AE Exposure Management Limited.	$4,548	$3,361
American Express Europe LLC	765	515
American Express Swiss Holdings GmbH	444	376
American Express Holdings Netherlands CV	192	192
Accertify Inc.	48	42
Amex Funding Management (Europe) Limited	―	73
Total	$5,997	$4,559

Short-term debt to affiliates consists primarily of master note agreements repayable on demand. Credco does not expect any changes to its short-term funding strategies with affiliates.

Long-term debt to affiliates represents an unsecured amount due to LB Luxembourg Two S.a.r.l amounting to $270 million and nil as of December 31, 2017 and 2016, respectively, payable by December 2020.

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $234 million, $253 million and $242 million for the years ended December 31, 2017, 2016 and 2015, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Changes in Accumulated Other Comprehensive Income

AOCI is a balance sheet item in the Shareholder’s Equity section of Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three years ended December 31 were as follows:

Foreign
Currency
Translation
(Millions), net of tax	Adjustments
Balances as of December 31, 2014	$(787)
Net translation loss of investments in foreign operations	(604)
Net gains related to hedges of investment in foreign operations	235
Net change in accumulated other comprehensive loss	(369)
Balances as of December 31, 2015	(1,156)
Net translation loss of investments in foreign operations	(187)
Net gains related to hedges of investment in foreign operations	80
Net change in accumulated other comprehensive loss	(107)
Balances as of December 31, 2016	(1,263)
Net translation gain of investments in foreign operations(a)	439
Net losses related to hedges of investment in foreign operations	(174)
Net change in accumulated other comprehensive loss	265
Balances as of December 31, 2017	$(998)
(a)	Includes $289 million of recognized tax benefit (refer to Note 11).

The following table shows the tax impact for the three years ended December 31 for the changes in Foreign Currency Translation Adjustments presented above:
	Tax (benefit) expense
(Millions)	2017	2016	2015
Foreign currency translation adjustments (a)	$(209)	$49	$	―
Net investment hedges	(103)	48		140
Total tax impact	$(312)	$97		$140
(a)	Include $289 million of tax benefit recognized in the year ended December 31, 2017 (refer to Note 11).

No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the years ended December 31, 2017 and 2016.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes
The Tax Act, enacted by the U.S. government on December 22, 2017, makes broad and complex changes to the U.S. tax code which will require time to interpret. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act required under ASC 740 ‘‘Implementation Guidance on Accounting for Uncertainty in Income Taxes’’ to be reported in the period of enactment. Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but for which a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements. For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.
Credco has recorded a discrete net charge of $858 million in the period ended December 31, 2017 related to the Tax Act. For the reasons stated below, Credco requires additional time to complete its analysis of the impacts of the Tax Act and therefore its accounting for the Tax Act is provisional.
1.
Impacts of the Deemed Repatriation: The Tax Act imposed a one-time transition tax on unrepatriated post-1986 accumulated earnings and profits (E&P) of certain of our foreign subsidiaries. To calculate this tax, Credco must determine the cumulative amount of E&P, as well as the amount of foreign taxes paid on such earnings. In addition, Credco made a decision to no longer assert that the accumulated post-1986 E&P of its non-U.S. subsidiaries that are subject to this one-time transition tax are intended to be permanently reinvested outside the United States. As a result Credco recorded a deferred tax liability for the state income and foreign withholding tax consequences of any future cash dividends paid from such E&P. Credco has recorded reasonable estimates based on data available for both the deemed repatriation tax for 2017 of $737 million, and the deferred state income and foreign withholding taxes on potential future distributions of these earnings of $105 million. Until Credco fully completes its analysis of both items, Credco’s accounting for these items is provisional.

2.
Remeasurement of Deferred Tax Assets and Liabilities: Credco has recorded a deferred tax charge of $16 million related to the remeasurement of its U.S. federal net deferred tax assets for 2017. This charge reflects the change in the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, as well as other provisions of the Tax Act. Certain components of the remeasurement are reasonable estimates based on available information. Until Credco fully completes its analysis of all components, Credco’s accounting for the remeasurement of its net deferred tax assets is provisional.

Credco will complete its analysis of and finalize its accounting for these provisional estimates during the one-year measurement period as prescribed by SAB 118.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense (benefit) for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:
(Millions)	2017	2016	2015
Current income tax expense (benefit):
U.S. federal (a)	$785	$(4)	$15
U.S. state and local	15	(6)	(4)
Non-U.S.	24	11	20
Total current income tax expense	824	1	31
Deferred income tax expense (benefit) :
U.S. federal (b)	58	10	(5)
U.S. state and local	1	1	―
Non-U.S.	(5)	3	12
Total deferred income tax expense	54	14	7
Total income tax expense	$878	$15	$38

(a)	2017 includes a charge of $737 million related to the Tax Act deemed repatriation tax on certain non-U.S. earnings.
(b)
2017 includes charges related to the Tax Act of $16 million due to the remeasurement of certain federal net deferred tax assets to the lower federal tax rate of 21 percent and $105 million due to deferred state income and foreign withholding tax consequences of future cash distributions from non-U.S. subsidiaries.

A reconciliation of the U.S. federal statutory rate of 35 percent to Credco’s actual income tax rate for the years ended December 31 was as follows:
	2017	2016	2015
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
State and local income taxes, net of federal benefit	(0.3)	(0.5)	―
Non-U.S. subsidiaries earnings(a)	(25.7)	(25.1)	(25.5)
Tax Settlements(b)	(1.1)	(1.4)	(0.4)
U.S. Tax Act(c)	311.6	―	―
Other(d)	(0.2)	(0.9)	6.0
Actual tax rate	319.3%	7.1%	15.1%
(a)
Results for all years include recurring permanent tax benefits, in relation to the level of pretax income. Expenses in the United States are attracting a 35 percent statutory benefit whereas foreign earnings are taxed at lower rates and were indefinitely reinvested prior to the impacts of the Tax Act in 2017 (refer footnote (c)). Credco’s effective tax rate reflects the favorable impact of the tax benefit related to its ongoing funding activities outside of the United States.

(b)	Relates to the resolution of tax matters in various jurisdictions.
(c)	Relates to the $858 million charge for the impacts of the Tax Act.
(d)	Results for 2016 and 2015 include the impact of prior year tax returns filed in the current year.

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
Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. In particular, the 2017 balances were reduced to reflect the remeasurement of certain federal net deferred tax assets due to the enacted lower federal tax rate of 21 percent.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:
(Millions)	2017	2016
Deferred tax assets:
Reserves not yet deducted for tax purposes	$26	$23
State income taxes	5	9
Foreign exchange loss	7	―
Other	―	1
Gross deferred tax assets	38	33
Deferred tax liabilities:
Investment in foreign subsidiaries(a)	105	―
Foreign exchange gain	―	8
Gross deferred tax liabilities	105	8
Net deferred tax assets	$(67)	$25
(a)	Deferred state income and foreign withholding tax consequences of future cash distributions from non-U.S. subsidiaries.
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
American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In February 2017, American Express received notification that all matters outstanding with the IRS for the tax years 1997-2007 were resolved. The resolution of such matters did not impact Credco’s effective tax rate. American Express is currently under examination with the IRS for the tax years 2008 through 2014.
The following table presents changes in unrecognized tax benefits:
(Millions)	2017	2016	2015
Balance, January 1	$308	$211	$364
Increases:
Current year tax positions	8	79	2
Tax positions related to prior years	―	24	1
Decreases:
Tax positions related to prior years (a)	(289)	(1)	(152)
Settlements with tax authorities	―	(1)	―
Lapse of statute of limitations	(3)	(4)	(4)
Balance, December 31	$24	$308	$211
(a)	Decrease due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in shareholders’ equity, specifically within AOCI.

Included in the unrecognized tax benefits of $24 million, $308 million and $211 million for December 31, 2017, 2016 and 2015, respectively, are approximately $19 million, $12 million and $14 million, respectively that if recognized, would favorably affect the effective tax rate in a future period.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $3 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $3 million of unrecognized tax benefits, approximately $2 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2017, 2016 and 2015, Credco recognized tax benefits of approximately $1 million, $2 million and $1 million, respectively, for interest and penalties. Credco had approximately $5 million and $48 million accrued for the payment of interest and penalties as of December 31, 2017 and 2016, respectively. The reduction in accrued interest in 2017 includes approximately $42 million related to the resolution of an uncertain tax position with the IRS in January 2017, which had no net impact on the income tax provision.
Current taxes due to American Express or affiliates as of December 31, 2017 and 2016 were $786 million and $17 million, respectively. The amount due to American Express for 2017 includes a $729 million payable related to the deemed repatriation tax.

	Payments due by year
(Millions)		2018	2019 - 2020	2021 - 2022	2023 and thereafter	Total
Deemed repatriation tax(a)	$	―	$122	$116	$491	$729

(a)
Represents Credco’s estimated obligation under the Tax Act to pay the deemed repatriation tax to American Express on certain non-U.S. earnings over eight years, which has been calculated on a provisional basis. This amount does not reflect other related non-cash accruals.

Net income taxes refunded to Credco during 2017 were approximately $308 million and net income taxes paid by Credco during 2016 were approximately $45 million.
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

The following table details Credco’s maximum credit exposure of the on-balance sheet assets by category, as of December 31:
(Billions)	2017	2016
On-balance sheet:
Loans to affiliates and other	$15	$11
Institutions(a)	13	11
Individuals(b)	7	7
Financial Services(c)	1	2
Due from affiliates	―	1
Total on-balance sheet	$36	$32
(a)	Primarily reflects Card Member receivables from other corporate institutions, which are governed by institutional credit risk management.
(b)	Primarily reflects Card Member receivables and loans, which are governed by individual credit risk management.
(c)	Represents banks, broker-dealers, insurance companies and savings and loan associations.
As of December 31, 2017 and 2016, Credco’s most significant concentration of credit risk was with Loans to affiliates and Corporate institutions, including Card Member receivables. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details Credco’s Card Member receivables and loans exposure in the United States and outside the United States as of December 31:
(Billions)	2017	2016
United States	$15	$14
Outside the United States	6	5
Total	$21	$19

Note 13 – Geographic Regions

Credco is principally engaged in the business of financing the Card Member receivables and loans of its affiliates. Management makes operating decisions and assesses performance based on an ongoing review of these financing activities, which constitute Credco’s only operating segment for financial reporting purposes.

The following table presents Credco’s revenues and pretax income in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	2017	2016	2015
Revenues
United States	$779	$440	$442
Outside the United States	308	278	313
Consolidated	$1,087	$718	$755
Pretax income
United States	$9	$16	$111
Outside the United States	266	196	141
Consolidated	$275	$212	$252

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 are summarized as follows:

(Millions)	2017				2016
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$296	$286	$253	$252	$179	$180	$179	$180
Pretax income	72	85	52	66	20	70	65	57
Net (loss) income (a)	$(791)	$72	$57	$59	$29	$60	$57	$51
(a)	The fourth quarter of 2017 includes impact of the Tax Act (refer to Note 11).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the year ended December 31, 2017 approximately 300 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

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

The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2017.
Each year, the Audit and Compliance Committee reviews the accounting firm’s qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2014.
Audit Fees
The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $928,951and $972,350 for the years ended December 31, 2017 and 2016, respectively.
Audit-Related Fees
Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2017 or 2016.
Tax Fees
Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2017 or 2016.
All Other Fees
Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2017 or 2016.

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

		See Index to the Financial Statements on page 29.

	2.	Exhibits:

		See Exhibit Index.

Item 16.              Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: March 1, 2018	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 1, 2018	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer and Director

Date:	March 1, 2018	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer

Date:	March 1, 2018	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date:	March 1, 2018	By	/s/ Vivian Y. Zhou
Vivian Y. Zhou
Director

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(b)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(l)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(m)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(n)	Conditions of Notes to be issued outside the United States under the Registrant’s Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(o)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(p)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(q)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(r)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(s)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(t)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(u)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(v)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(w)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(x)	Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated November 22, 2016	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8.K (Commission File No. 1-6908) dated November 15, 2016.

4(y)	Form of Global Note for the Registrant’s 0.625% Senior Notes due 2021	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8.K (Commission File No. 1-6908) dated November 15, 2016.

4(z)	Second Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated as of November 30, 2016	Incorporated by reference to Exhibit 4(aa) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2016.

4(aa)
The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of American Express Company	Electronically filed herewith.

23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.

E-4