Form 10-Q
period 2018-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2018-05-04
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 4, 2018
Common Stock (par value $0.10 per share)	1,504,938 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
 (Unaudited)

Three Months Ended March 31 (Millions)	2018	2017
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$214	$185
Interest income from affiliates and other	89	55
Finance revenue	15	12
Total revenues	318	252
Expenses
Provisions for losses	64	62
Interest expense	131	97
Interest expense to affiliates	29	9
Other, net	(14)	18
Total expenses	210	186
Pretax income	108	66
Income tax (benefit) provision	(21)	7
Net income	129	59
Retained earnings at beginning of period	2,708	3,311
Retained earnings at end of period	$2,837	$3,370

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

Three Months Ended March 31 (Millions)	2018	2017
Net income	$129	$59
Other comprehensive income:
Foreign currency translation adjustments, net of tax	10	308
Other comprehensive income	10	308
Comprehensive income	$139	$367

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31,	December 31,
(Millions, except share data)	2018	2017
Assets
Cash and cash equivalents	$191	$196
Card Member receivables, less reserves: 2018, $179; 2017, $145	24,685	20,131
Card Member loans, less reserves: 2018, $6; 2017, $5	558	556
Loans to affiliates and other	13,344	14,527
Due from affiliates	16	189
Other assets	277	290
Total assets	$39,071	$35,889
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$142	$1,308
Short-term debt to affiliates	9,812	5,997
Long-term debt	23,640	24,153
Long-term debt to affiliates	281	270
Total debt	33,875	31,728
Due to affiliates	2,931	1,988
Accrued interest and other liabilities	255	302
Total liabilities	$37,061	$34,018
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	2,837	2,708
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2018, $(5); 2017, $17	(988)	(998)
Total accumulated other comprehensive loss	(988)	(998)
Total shareholder’s equity	2,010	1,871
Total liabilities and shareholder’s equity	$39,071	$35,889

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Three Months Ended March 31 (Millions)	2018	2017
Cash Flows from Operating Activities
Net income	$129	$59
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for losses	64	62
Amortization of underwriting expense	7	6
Deferred taxes	(42)	(20)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	23	229
Other operating assets and liabilities	(290)	27
Net cash (used in) provided by operating activities	(109)	363
Cash Flows from Investing Activities
Net increase in Card Member receivables and loans	(4,527)	(1,511)
Net decrease (increase) in loans to affiliates and other	1,365	(572)
Net increase (decrease) in due to/from affiliates	1,083	(75)
Net cash used in investing activities	(2,079)	(2,158)
Cash Flows from Financing Activities
Net decrease in short-term debt	(1,166)	(1,566)
Net increase in short-term debt to affiliates	3,796	400
Proceeds from long-term debt	―	4,480
Principal payments of long-term debt	(447)	(1,500)
Net cash provided by financing activities	2,183	1,814
Effect of foreign currency exchange rates on cash and cash equivalents	(1)	15
Net (decrease) increase in cash, cash equivalents and restricted cash	(6)	34
Cash, cash equivalents and restricted cash at beginning of period	296	1,211
Cash, cash equivalents and restricted cash at end of period	$290	$1,245

Supplementary cash flow information
	Mar-18	Dec-17	Mar-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets	$191	$196	$1,245	$1,211
Restricted cash included in Other assets per Consolidated Balance Sheets (a)	99	100	―	―
Total cash, cash equivalents and restricted cash	$290	$296	$1,245	$1,211

(a)	Represents cash placed with Amex Bank of Canada relating to the collateralized loan arrangement for transfer of Card Member loans and the purchase of Card Member Receivables.

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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Credco’s Annual Report on Form 10-K for the year ended December 31, 2017 (Form 10-K). If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member receivables and loans, and may result in material increases to Credco’s credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. American Express has established an enterprise-wide, cross-discipline governance structure to implement the new standard, and continue to identify and conclude on key interpretive issues along with evaluating American Express’ existing credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.
In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income (loss) (AOCI) to retained earnings. The optional guidance is effective January 1, 2019, with early adoption permitted. Credco is evaluating whether it will adopt the new guidance along with any impacts on Credco’s financial position, results of operations and cash flows, none of which are expected to be material.
Recently Adopted Accounting Standards
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities, which was effective and adopted by Credco as of January 1, 2018. The guidance makes targeted changes to GAAP; specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial assets and liabilities. The adoption of the guidance did not have a material impact on Credco’s financial position, results of operations and cash flows. Credco implemented changes to its accounting policies, business processes and internal controls in support of the new guidance. Such changes were not material.
In November 2016, the FASB issued new accounting guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents, effective January 1, 2018. The guidance provides specifically that amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents on the statement of cash flows. Credco holds a restricted cash balance such that it becomes a material change to the way balances are presented on the statement of cash flows. Beginning with the quarter ended March 31, 2018, Credco’s consolidated statements of cash flows reflect the adoption of the standard using the full retrospective method, which applies the new standard to each prior reporting period presented.
In August 2017, the FASB issued new accounting guidance providing targeted improvements to the accounting for hedging activities, effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. Effective January 1, 2018, Credco adopted the guidance with no material impact on its financial position, results of operations and cash flows, along with associated changes to its accounting policies, business processes and internal controls in support of the new guidance. Such changes were not material.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.
Card Member receivables as of March 31, 2018 and December 31, 2017 consisted of:

(Millions)	2018	2017
U.S. Consumer Services	$5,958	$3,557
International Consumer and Network Services (a)	2,380	1,827
Global Commercial Services (b)	16,526	14,892
Card Member receivables (c)	24,864	20,276
Less: Reserve for losses	179	145
Card Member receivables, net (d)	$24,685	$20,131
(a)	Comprised of International consumer card business.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $65 million and $43 million as of March 31, 2018 and December 31, 2017, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Card Member loans as of March 31, 2018 and December 31, 2017 consisted of:
(Millions)	2018	2017
International Consumer and Network Services (a)	$564	$561
Less: Reserve for losses	6	5
Card Member loans, net (b)	$558	$556
(a)	Comprised of International consumer card business.
(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of March 31, 2018 and December 31, 2017:
2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$5,908	$18	$11	$21	$5,958
International Consumer and Network Services	2,347	12	6	15	2,380
Global Commercial Services
Global Small Business Services	1,895	10	5	10	1,920
Global Corporate Payments (a)	(b)	(b)	(b)	125	14,606
Card Member Loans:
International Consumer and Network Services	$559	$2	$1	$2	$564

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
U.S. Consumer Services	$3,531	$10	$6	$10	$3,557
International Consumer and Network Services	1,805	8	5	9	1,827
Global Commercial Services
Global Small Business Services	1,397	5	4	6	1,412
Global Corporate Payments (a)	(b)	(b)	(b)	112	13,480
Card Member Loans:
International Consumer and Network Services	$557	$1	$1	$2	$561
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

	2018		2017
	Net Write-off Rate (a)	30+ Days Past Due as a % of Total	Net Write-off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
U.S. Consumer Services	1.11%	0.84%	0.57%	0.78%
International Consumer and Network Services	1.60%	1.39%	1.82%	1.22%
Global Small Business Services	1.42%	1.30%	0.88%	1.18%
Card Member Loans:
International Consumer and Network Services	1.40%	0.89%	0.84%	0.87%

	2018			2017
	Net Loss Ratio as a % of Charge Volume	(b)	90+Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	(b)	90+Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.07%		0.86%	0.08%		0.74%
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

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:
(Millions)	2018	2017
Balance, January 1	$145	$110
Provisions	62	60
Other credits (a)	28	10
Net write-offs (b)	(56)	(47)
Other debits (c)	―	(5)
Balance, March 31	$179	$128
(a)
Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $4.3 billion and $2.6 billion for the three months ended March 31, 2018 and 2017, respectively.

(b)	Net of recoveries of $28 million and $23 million for the three months ended March 31, 2018 and 2017, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled nil and $1.0 billion for the three months ended March 31, 2018 and 2017, respectively.

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:
(Millions)	2018	2017
Balance, January 1	$5	$5
Provisions	2	2
Net write-offs(a)	(1)	(2)
Balance, March 31	$6	$5
(a)	Net of recoveries of $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

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
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of Credco’s derivative counterparties as of March 31, 2018 and December 31, 2017, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2018 and December 31, 2017:

	Other Assets				Other Liabilities
	Fair Value				Fair Value
(Millions)	2018		2017		2018		2017
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$	―	$	―	$	―	$	―
Net investment hedges - Foreign exchange contracts		33		54		33		38
Total derivatives designated as hedging instruments		33		54		33		38
Derivatives not designated as hedging instruments:
Foreign exchange contracts		12		9		68		57
Total derivatives, gross		45		63		101		95
Less: Cash collateral netting (b)		―		―		―		―
Derivative asset and derivative liability netting (c)		(21)		(26)		(21)		(26)
Total derivatives, net		$24		$37		$80		$69
(a)
For centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral. Accordingly, the amounts for centrally cleared derivatives are based on gross assets and gross liabilities, net of variation margin.

(b)
Credco posted $98 million and $115 million as of March 31, 2018 and December 31, 2017, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
A majority of Credco’s derivative assets and liabilities as of March 31, 2018 and December 31, 2017 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $16.2 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of both March 31, 2018 and December 31, 2017, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the total amounts of income and expense line items associated with fair value hedges of Credco’s fixed-rate long-term debt on the Consolidated Statements of Income and Retained Earnings for the three months ended March 31:

	Gains (losses)
(Millions)	2018	2017
	Interest Expense(a)	Other Expenses
Hedged items	$115	$29
Derivatives designated as hedging instruments	(95)	(50)
Total	$20	$(21)
(a)
Credco adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Interest expense. Refer to Note 1 for additional information.

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $15.9 billion and $16.0 billion as of March 31, 2018 and December 31, 2017, respectively, including offsetting amounts of $270 million and $155 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
Credco recognized a net increase of $4 million and a net reduction of $22 million in interest expense on long-term debt for the three months ended March 31, 2018 and 2017, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
The losses on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were $43 million and $128 million for the three months ended March 31, 2018 and 2017, respectively. No amounts associated with net investment hedges were reclassified from AOCI into income for the three months ended March 31, 2018 and 2017.

Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $15 million and $4 million for the three months ended March 31, 2018 and 2017, respectively, and are recognized in Other expenses.

5.   Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of March 31, 2018 and December 31, 2017:

(Millions)	2018	2017
Assets:
Derivatives (a)	$45	$63
Total assets	45	63
Liabilities:
Derivatives (a)	101	95
Total liabilities	$101	$95
(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair value for Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2018 and December 31, 2017 and require management judgment. These figures may not be indicative of future fair values, nor can Credco’s fair value be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)
Cash and cash equivalents	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets	25.0	25.0		0.1		24.9		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	13.3	13.2		―		8.5		4.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	12.2	12.2		―		12.2		―
Financial liabilities carried at other than fair value
Long-term debt	23.6	23.8		―		23.8		―
Long-term debt with affiliates	$0.3	$0.3	$	―		$0.3	$	―

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value(a)
Cash and cash equivalents	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets	20.6	20.6		0.1		20.5		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.5	14.4		―		10.0		4.4
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	8.6	8.6		―		8.6		―
Financial liabilities carried at other than fair value
Long-term debt	24.2	24.5		―		24.5		―
Long-term debt with affiliates	$0.3	$0.3	$	―		$0.3	$	―
(a)	Level 1 amounts reflect interest-bearing deposits and Level 2 amounts primarily reflect time deposits and Card Member receivables.

Nonrecurring Fair Value Measurements
During the three months ended March 31, 2018 and during the year ended December 31, 2017, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Variable Interest Entity

Credco established a Variable Interest Entity, American Express Canada Credit Corporation (AECCC), primarily to issue notes in Canada under a medium-term note program and lend the proceeds to affiliates. The notes issued under the medium-term note program are fully guaranteed by Credco. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity.
As of March 31, 2018 and December 31, 2017, total assets of AECCC were $8 million and $466 million, respectively, and total liabilities were nil and $457 million, respectively, none of which were eliminated in consolidation. In March 2018, the funds lent by AECCC were repaid by the affiliates and used to satisfy the scheduled maturity of notes issued under the medium-term note program.

7.  Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three months ended March 31, 2018 and 2017 were as follows:

2018 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of December 31, 2017	$(998)
Net translation gain of investments in foreign operations	53
Net losses related to hedges of investment in foreign operations	(43)
Net change in accumulated other comprehensive loss	10
Balances as of March 31, 2018	$(988)

2017 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of December 31, 2016	$(1,263)
Net translation gain of investments in foreign operations(a)	436
Net losses related to hedges of investment in foreign operations	(128)
Net change in accumulated other comprehensive loss	308
Balances as of March 31, 2017	$(955)
(a)	Includes $289 million of recognized tax benefits due to the resolution of uncertain tax position.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the tax impact for the three months ended March 31 for the changes in Foreign Currency Translation Adjustments presented above:
	Tax expense (benefit)
(Millions)	2018	2017
Foreign currency translation adjustments(a)	$(8)	$(242)
Net investment hedges	(14)	(76)
Total tax impact	$(22)	$(318)
(a)	Includes $289 million of tax benefits recognized due to the resolution of uncertain tax position in the three months ended March 31, 2017.

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 2018 and 2017.

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
The effective tax rate was (19.4) percent and 10.6 percent for the three months ended March 31, 2018 and 2017, respectively. The tax rate for the three months ended March 31, 2018 includes a $24 million discrete tax benefit related to a revision to the provisional tax charge recorded in 2017 that reduced the reported effective tax rate by 22.2 percent. The change in tax rates also reflects a reduction in the U.S. statutory corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018, as a result of the Tax Act. The revision to the provisional tax charge results from additional analysis of the foreign withholding tax consequences of future cash dividends paid from non-U.S. subsidiaries. Credco is still analyzing the impacts of the Tax Act; therefore, the 2017 tax charge continues to be provisional.
The tax rate in each of the periods reflects the geographic mix of expenses in the United States that generates a tax benefit at the U.S. statutory rate and foreign earnings taxed at lower rates, and the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses that prevents Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is recorded for each interim period.
American Express is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which American Express has significant business operations. The tax years under examination and open for examination vary by jurisdiction. American Express is currently under examination with the IRS for tax years 2008 through 2014.
Credco believes it is reasonably possible that its unrecognized tax benefits could decrease by an immaterial amount within the next 12 months, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the attribution of taxable income to a particular jurisdiction or jurisdictions. The resolution of such items would not have a material impact on Credco’s effective tax rate.

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
American Express’ results for the first quarter reflect a solid start to the year as it continues to invest across its four key focus areas – strengthening its leadership position with premium consumers, extending its strong position in the commercial payments space, making American Express an essential part of its customers’ digital lives and strengthening its global, integrated network.
While American Express continues to see some headwinds from a rising interest rate environment, regulation in countries around the world and intense competition, it remains focused on delivering differentiated value to its merchants, customers and business partners, while delivering appropriate returns to its shareholders.
Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net income depends largely on the volume of Card Member receivables and loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and loans and income taxes.
Credco’s consolidated net income increased by $70 million to $129 million, as compared to net income of $59 million for the same period in 2017. The year over year increase in net income is driven by an increase in discount revenue earned from Card Member receivables and loans and higher interest income from affiliates and other, partially offset by higher interest expense.
Table 1: Total Revenues Summary
Three Months Ended March 31,			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Discount revenue earned from purchased Card Member receivables and loans	$214	$185	$29	16%
Interest income from affiliates and other	89	55	34	62
Finance revenue	15	12	3	25
Total revenues	$318	$252	$66	26%

Total revenues
Discount revenue increased, due to higher discount rates as well as higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates and higher average loan balances.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.

Table 2: Total Expense Summary
Three Months Ended March 31,			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Provisions for losses	$64	$62	$2	3%
Interest expense	131	97	34	35
Interest expense to affiliates	29	9	20	#
Other, net	(14)	18	(32)	#
Total expenses	$210	$186	$24	13%

# Denotes a variance greater than 100 percent
Total expenses
Interest expense increased, primarily due to higher LIBOR rates and average debt balances, partially offset by fair value hedge ineffectiveness gains previously reported in Other expense.

Interest expense to affiliates increased, primarily due to higher LIBOR rates and average debt balances.
Other expenses decreased, driven by a fair value hedge ineffectiveness loss of $21 million in the prior period, now reported in Interest expense, and higher forward point gains of $11 million.

Income taxes
The effective tax rates were (19.4) percent and 10.6 percent for the three months ended March 31, 2018 and 2017, respectively. The change in the tax rates primarily reflects a $24 million discrete tax benefit related to a revision to the provisional tax charge recorded in 2017, and a reduction in the U.S. statutory corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018, as a result of the Tax Cuts and Jobs Act (the Tax Act). Refer to Note 8 to the Consolidated Financial Statements for additional information.

Card Member Receivables and Card Member Loans
The net volume of Card Member receivables and loans purchased during the three months ended March 31, 2018 and 2017 was approximately $74 billion and $62 billion, respectively.
As of March 31, 2018 and December 31, 2017, Credco owned $24.9 billion and $20.3 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from RFC VIII in conjunction with TRS’ securitization program. As of March 31, 2018 and December 31, 2017, CRC owned approximately $6.9 billion and $4.1 billion, respectively, of such participation interests.
As of March 31, 2018 and December 31, 2017, Credco owned gross Card Member loans totaling $564 million and $561 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio for the three months ended March 31:

Table 3: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2018	2017
Total gross Card Member receivables(a)	$24,864	$19,866
Loss reserves ― Card Member receivables(a)	$179	$128
Loss reserves as a % of receivables	0.7%	0.6%
Average life of Card Member receivables (# in days)(b)	28	29
(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of March 31, 2018 and December 31, 2017 were as follows:

Table 4: Loans to Affiliates and Other
(Millions)	2018	2017
American Express Limited	$3,847	$3,847
American Express Services Europe Limited	2,981	2,747
American Express Australia Limited	1,661	1,616
American Express International, Inc.	1,213	1,180
Amex Bank of Canada	1,142	1,737
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	855	812
American Express Bank (Mexico) S.A.	357	325
Alpha Card S.C.R.L./C.V.B.A	142	138
American Express International, Inc.– Branch – Singapore	121	124
American Express International (NZ), Inc.	83	80
Amex Funding Management (Europe) Limited	20	38
American Express Saudi Arabia (C) JSC	34	34
American Express Company	―	961
Total(a)	$13,344	$14,527
(a)
As of March 31, 2018 and December 31, 2017, approximately $5.3 billion and $5.0 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

Due from/to Affiliates
As of March 31, 2018 and December 31, 2017, amounts due from affiliates were $16 million and $189 million, respectively. As of March 31, 2018 and December 31, 2017, amounts due to affiliates were $2.9 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities. As of both March 31, 2018 and December 31, 2017, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act.
Restricted Cash with Affiliates
As of March 31, 2018 and December 31, 2017, the amount of interest-bearing restricted cash was $99 million and $100 million, respectively, which represents cash placed with Amex Bank of Canada relating to the collateralized loan arrangement for transfer of Card Member loans and the purchase of Card Member receivables. It has been included under “Other assets” on the Consolidated Balance Sheets.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes repayable on demand. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of March 31, 2018 and December 31, 2017 were as follows:

Table 5: Short-term Debt to Affiliates
(Millions)	2018	2017
AE Exposure Management Limited	$4,684	$4,548
American Express Company	3,247	―
American Express Europe LLC	1,181	765
American Express Swiss Holdings GmbH	463	444
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	45	48
Total	$9,812	$5,997

Long-term Debt to Affiliates
Long-term debt to affiliates represents an unsecured amount due to LB Luxembourg Two S.a.r.l amounting to $281 million and $270 million as of March 31, 2018 and December 31, 2017, respectively, payable by December 2020.
Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $63 million and $58 million for the three months ended March 31, 2018 and 2017, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2018 and December 31, 2017, Credco had nil and $1.2 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.7 billion and $1.1 billion for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

Long-term Debt Programs
During 2018, Credco has not issued any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of March 31, 2018 and December 31, 2017:

Table 7: Long-Term Debt Outstanding
(Billions)	2018	2017
Long-term debt outstanding (a)	$23.6	$24.2
Average long-term debt (b)	$24.4	$24.3
(a)
The outstanding balances include (i) unamortized discount, premium and fees, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the three and twelve months ended March 31, 2018 and December 31, 2017, respectively.
Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of March 31, 2018 and December 31, 2017, Credco had $24.0 billion and $23.9 billion, respectively, of debt securities outstanding, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities on or after 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.6 billion (AUD $6 billion). During the three months ended March 31, 2018, no notes were issued under this program. As of March 31, 2018 and December 31, 2017, the entire amount of approximately $4.6 billion and $4.7 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco also established a medium-term note program in Canada provided for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. As of March 31, 2018 and December 31, 2017, AECCC had nil and $0.5 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the three months ended March 31, 2018 and 2017, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of March 31, 2018, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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
As of March 31, 2018, Credco had cash and cash equivalents of approximately $0.2 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of March 31, 2018 of $3.5 billion, which expires on October 16, 2020. As of March 31, 2018, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.68 for the three months ended March 31, 2018. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the three months ended March 31, 2018 was 4.15.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this First Quarter 2018 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described in Credco’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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
•
changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by regulators relating to certain credit and charge card practices;

•	the effect of fluctuating interest rates, which could affect Credco’s borrowing costs and have an adverse effect on the market price of notes issued by Credco;
•	the impact on American Express’ business resulting from continuing geopolitical uncertainty;
•	the impact on American Express’ business of changes in the substantial and increasing worldwide competition in the payments industry;
•
the impact on American Express’ business resulting from a failure in or breach of operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyber attacks, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt operations, reduce the use and acceptance of American Express cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;

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

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K. There are no material changes from the risk factors set forth in the 2017 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2017 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the quarter ended March 31, 2018, approximately 40 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and reservations were booked at two hotels that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.
ITEM 6.	EXHIBITS

The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: May 4, 2018	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 4, 2018	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed

4.1	Form of Permanent Registered Fixed Rate Global Note	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).

4.2	Form of Permanent Registered Floating Rate Global Note	Incorporated by reference to Exhibit 4(k) to Registrant's Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).

12.1	Computation in Support of Ratio of Earnings to Fixed Charges of American Express Credit Corporation.	Electronically filed herewith.

12.2	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of American Express Company.	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.

E-1