Form 10-K/A
period 2017-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2018-06-22
CIK 4969

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
Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of American Express Credit Corporation for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 1, 2018, is being filed solely to correct an administrative error in the content of the Report of Independent Registered Public Accounting Firm included in Part II, Item 8. Financial Statements and Supplementary Data of the Form 10-K.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In addition, a new consent of PricewaterhouseCoopers LLP dated as of the filing date of this Form 10-K/A is attached hereto.
Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by American Express Credit Corporation with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART II
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
/s/ PricewaterhouseCoopers LLP
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

 See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, 2017 (Millions)	Total	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2014	$2,389	$	―	$161	$(787)	$3,015
Net income	214					214
Other comprehensive loss	(369)				(369)
Cash dividends paid	(115)					(115)
Balances as of December 31, 2015	2,119		―	161	(1,156)	3,114
Net income	197					197
Other comprehensive loss	(107)				(107)
Cash dividends paid	―					―
Balances as of December 31, 2016	2,209		―	161	(1,263)	3,311
Net loss	(603)					(603)
Other comprehensive income	265				265
Cash dividends paid	―					―
Balances as of December 31, 2017	$1,871	$	―	$161	$(998)	$2,708

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

Long-Term Debt

Credco’s long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

		2017					2016
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)	Outstanding Balance	(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)
Fixed Rate Senior Notes	2018-2027	$19,652		2.24%	2.27%		$16,201		1.98%	1.44%
Floating Rate Senior Notes	2018-2022	4,550		2.09	―		4,350		1.52	―
Unamortized Underwriting Fees		(49)					(39)
Total Long-TermDebt		$24,153		2.21%			$20,512		1.88%
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes
The Tax Act, enacted by the U.S. government on December 22, 2017, makes broad and complex changes to the U.S. tax code which will require time to interpret. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act required under ASC 740 “Implementation Guidance on Accounting for Uncertainty in Income Taxes’’ to be reported in the period of enactment. Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but for which a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements. For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.
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

	Payments due by year
(Millions)	2018		2019 – 2020	2021 - 2022	2023 and thereafter	Total
Deemed repatriation tax(a)	$	―	$122	$116	$491	$729

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

The following table presents Credco’s revenues and pretax income in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	2017	2016	2015
Revenues
United States	$779	$440	$442
Outside the United States	308	278	313
Consolidated	$1,087	$718	$755
Pretax income
United States	$9	$16	$111
Outside the United States	266	196	141
Consolidated	$275	$212	$252

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 are summarized as follows:

(Millions)	2017				2016
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$296	$286	$253	$252	$179	$180	$179	$180
Pretax income	72	85	52	66	20	70	65	57
Net (loss) income (a)	$(791)	$72	$57	$59	$29	$60	$57	$51
(a)	The fourth quarter of 2017 includes impact of the Tax Act (refer to Note 11).

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		See Index to the Financial Statements on page 3.

	2.	Exhibits:

		See Exhibit Index.
Item 16.	SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date:	June 22, 2018	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	June 22, 2018	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer and Director

Date:	June 22, 2018	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer

Date:	June 22, 2018	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date:	June 22, 2018	By	/s/ Vivian Y. Zhou
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