Form 10-Q
period 2018-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2018-08-03
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 3, 2018
Common Stock (par value $0.10 per share)	1,504,938 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Revenues
Discount revenue earned from purchased Card Member receivables and loans	$248	$174	$462	$359
Interest income from affiliates and other	90	68	179	123
Finance revenue	13	11	28	23
Total revenues	351	253	669	505
Expenses
Provisions for losses	58	54	122	116
Interest expense	173	123	304	220
Interest expense to affiliates	40	13	69	22
Other, net	(13)	11	(27)	29
Total expenses	258	201	468	387
Pretax income	93	52	201	118
Income tax provision (benefit)	5	(5)	(16)	2
Net income	88	57	217	116

Retained earnings at beginning of period	2,837	3,370	2,708	3,311
Retained earnings at end of period	$2,925	$3,427	$2,925	$3,427

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Net income	$88	$57	$217	$116
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(21)	14	(11)	322
Other comprehensive (loss) income	(21)	14	(11)	322
Comprehensive income	$67	$71	$206	$438

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30,	December 31,
(Millions, except share data)	2018	2017
Assets
Cash and cash equivalents	$185	$196
Card Member receivables, less reserves: 2018, $157; 2017, $145	22,635	20,131
Card Member loans, less reserves: 2018, $5; 2017, $5	576	556
Loans to affiliates and other	13,402	14,527
Due from affiliates	17	189
Other assets	421	290
Total assets	$37,236	$35,889
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$113	$1,308
Short-term debt to affiliates	8,171	5,997
Long-term debt	23,564	24,153
Long-term debt to affiliates	265	270
Total debt	32,113	31,728
Due to affiliates	2,852	1,988
Accrued interest and other liabilities	194	302
Total liabilities	$35,159	$34,018
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares	―	―
Additional paid-in capital	161	161
Retained earnings	2,925	2,708
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2018, $5; 2017, $17	(1,009)	(998)
Total accumulated other comprehensive loss	(1,009)	(998)
Total shareholder’s equity	2,077	1,871
Total liabilities and shareholder’s equity	$37,236	$35,889

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Six Months Ended June 30 (Millions)	2018	2017
Cash Flows from Operating Activities
Net income	$217	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	122	116
Amortization of underwriting expense	13	13
Deferred taxes	(24)	(51)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(114)	256
Other operating assets and liabilities	(41)	12
Net cash provided by operating activities	173	462
Cash Flows from Investing Activities
Net increase in Card Member receivables and loans	(2,805)	(3,529)
Net decrease in loans to affiliates and other	930	968
Net increase (decrease) in due to/from affiliates	1,160	(756)
Net cash used in investing activities	(715)	(3,317)
Cash Flows from Financing Activities
Net decrease in short-term debt	(1,195)	(1,995)
Net increase in short-term debt to affiliates	2,174	380
Proceeds from long-term debt	―	8,443
Principal payments of long-term debt	(447)	(3,900)
Net cash provided by financing activities	532	2,928
Effect of foreign currency exchange rates on cash and cash equivalents	(6)	29
Net (decrease) increase in cash, cash equivalents and restricted cash	(16)	102
Cash, cash equivalents and restricted cash at beginning of period	296	1,211
Cash, cash equivalents and restricted cash at end of period	$280	$1,313

Supplementary cash flow information
	Jun-18	Dec-17	Jun-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets	$185	$196	$1,313	$1,211
Restricted cash included in Other assets per Consolidated Balance Sheets(a)	95	100	―	―
Total cash, cash equivalents and restricted cash	$280	$296	$1,313	$1,211
(a)	Represents cash placed with Amex Bank of Canada relating to the collateralized loan arrangement for transfer of Card Member loans and the purchase of Card Member receivables.

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
Credco is engaged in the business of financing certain non-interest-earning Card Member receivables arising from the use of American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.
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
In November 2016, the FASB issued new accounting guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents, effective January 1, 2018. The guidance provides specifically that amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents on the statements of cash flows. Credco holds a restricted cash balance such that it becomes a material change to the way balances are presented on the statements of cash flows. Beginning with the quarter ended March 31, 2018, Credco’s consolidated statements of cash flows reflect the adoption of the standard using the full retrospective method, which applies the new standard to each prior reporting period presented.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Information
Effective for the second quarter of 2018, American Express realigned its reportable operating segments to reflect the organizational changes announced during the first quarter of 2018 which combined its U.S. and International consumer businesses into a global consumer services organization, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has also combined its U.S. and International consumer Card Member receivables and loans in Note 2 for the periods presented. This change did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.
2.   Card Member Receivables and Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.
Card Member receivables as of June 30, 2018 and December 31, 2017 consisted of:
(Millions)	2018	2017
Global Consumer Services Group (a)	$6,428	$5,384
Global Commercial Services (b)	16,364	14,892
Card Member receivables (c)	22,792	20,276
Less: Reserve for losses	157	145
Card Member receivables, net (d)	$22,635	$20,131
(a)	Comprised of U.S. and International Consumer Services.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $57 million and $43 million as of June 30, 2018 and December 31, 2017, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Card Member loans as of June 30, 2018 and December 31, 2017 consisted of:
(Millions)	2018	2017
Global Consumer Services Group (a)	$581	$561
Less: Reserve for losses	5	5
Card Member loans, net (b)	$576	$556
(a)	Comprised of International Consumer Services.
(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Receivables and Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of June 30, 2018 and December 31, 2017:
2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$6,380	$16	$9	$23	$6,428
Global Commercial Services
Global Small Business Services	1,617	6	3	7	1,633
Global Corporate Payments (a)	(b)	(b)	(b)	119	14,731
Card Member Loans:
Global Consumer Services Group	$577	$1	$1	$2	$581

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$5,336	$18	$11	$19	$5,384
Global Commercial Services
Global Small Business Services	1,397	5	4	6	1,412
Global Corporate Payments (a)	(b)	(b)	(b)	112	13,480
Card Member Loans:
Global Consumer Services Group	$557	$1	$1	$2	$561
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

	2018		2017
	Net Write-off Rate (a)	30+ Days Past Due as a % of Total	Net Write-off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	1.30%	0.75%	0.90%	0.82%
Global Small Business Services	1.56%	0.98%	1.03%	1.10%
Card Member Loans:
Global Consumer Services Group	1.06%	0.69%	1.28%	0.85%

	2018			2017
	Net Loss Ratio as a % of Charge Volume	(b)	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	(b)	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.07%		0.81%	0.08%		0.84%
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

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:
(Millions)	2018	2017
Balance, January 1	$145	$110
Provisions	119	113
Other credits (a)	32	33
Net write-offs (b)	(119)	(94)
Other debits (c)	(20)	(16)
Balance, June 30	$157	$146
(a)
Primarily reserve balances applicable to new groups of Card Member receivables purchased from TRS and certain of its subsidiaries and participation interests from affiliates. New groups of Card Member receivables purchased totaled $5.5 billion and $6.0 billion for the six months ended June 30, 2018 and 2017, respectively.

(b)	Net of recoveries of $55 million and $45 million for the six months ended June 30, 2018 and 2017, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $3.4 billion and $2.6 billion for the six months ended June 30, 2018 and 2017, respectively.

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:
(Millions)	2018	2017
Balance, January 1	$5	$5
Provisions	3	3
Net write-offs(a)	(3)	(3)
Balance, June 30	$5	$5
(a)	Net of recoveries of $1.0 million for each of the six months ended June 30, 2018 and 2017.

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
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on Credco’s assessment of the credit risk of its derivative counterparties as of June 30, 2018 and December 31, 2017, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2018 and December 31, 2017:
	Other Assets				Other Liabilities
	Fair Value				Fair Value
(Millions)	2018		2017		2018	2017
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$	―	$	―	$1	$	―
Net investment hedges - Foreign exchange contracts		129		54	7		38
Total derivatives designated as hedging instruments		129		54	8		38
Derivatives not designated as hedging instruments:
Foreign exchange contracts		65		9	14		57
Total derivatives, gross		194		63	22		95
Less: Cash collateral netting (b)		―		―	―		―
Derivative asset and derivative liability netting (c)		(10)		(26)	(10)		(26)
Total derivatives, net		$184		$37	$12		$69
(a)
For centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral. Accordingly, the amounts disclosed for centrally cleared derivatives are based on gross assets and gross liabilities, net of variation margin.

(b)
Credco posted $81 million and $115 million as of June 30, 2018 and December 31, 2017, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
A majority of Credco’s derivative assets and liabilities as of June 30, 2018 and December 31, 2017 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $15.3 billion and $16.2 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2018 and December 31, 2017, respectively.
The following table represents the gains and losses associated with fair value hedges of Credco’s fixed-rate long-term debt:

	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
	Interest Expense(a)	Other Expenses	Interest Expense(a)	Other Expenses
Fixed-rate long-term debt	$12	$(37)	$127	$(8)
Derivatives designated as hedging instruments	(20)	20	(115)	(30)
Total	$(8)	$(17)	$12	$(38)
(a)
Credco adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Interest expense. Refer to Note 1 for additional information.

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $15.0 billion and $16.0 billion as of June 30, 2018 and December 31, 2017, respectively, including offsetting amounts of $282 million and $155 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
Credco recognized a net increase of $19 million and a net reduction of $17 million in interest expense on long-term debt for the three months ended June 30, 2018 and 2017, respectively, and a net increase of $23 million and a net reduction of $39 million for the six months ended June 30, 2018 and 2017, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a gain of $105 million and a loss of $40 million for the three months ended June 30, 2018 and 2017, respectively and a gain of $62 million and a loss of $168 million for the six months ended June 30, 2018 and 2017, respectively. No amounts associated with net investment hedges were reclassified from AOCI into income for the three and six months ended June 30, 2018 and 2017.

Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $15 million and $6 million for the three months ended June 30, 2018 and 2017, respectively, and net gains of $30 million and $10 million for the six months ended June 30, 2018 and 2017, respectively, and are recognized in Other expenses.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of June 30, 2018 and December 31, 2017:
(Millions)	2018	2017
Assets:
Derivatives (a)	$194	$63
Total assets	194	63
Liabilities:
Derivatives (a)	22	95
Total liabilities	$22	$95
(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair value for Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2018 and December 31, 2017 and require management judgment. These figures may not be indicative of future fair values, nor can Credco’s fair value be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets (b)	22.9	22.9		0.1		22.8		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	13.4	13.3		―		8.4		4.9
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	10.5	10.5		―		10.5		―
Financial liabilities carried at other than fair value
Long-term debt	23.6	23.7		―		23.7		―
Long-term debt with affiliates	$0.3	$0.3	$	―		$0.3	$	―

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets (b)	20.6	20.6		0.1		20.5		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.5	14.4		―		10.0		4.4
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	8.6	8.6		―		8.6		―
Financial liabilities carried at other than fair value
Long-term debt	24.2	24.5		―		24.5		―
Long-term debt with affiliates	$0.3	$0.3	$	―		$0.3	$	―
(a)	Amounts reflect interest-bearing deposits.
(b)	Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2018 and during the year ended December 31, 2017, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.
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
As of June 30, 2018 and December 31, 2017, total assets of AECCC were $8 million and $466 million, respectively, and total liabilities were nil and $457 million, respectively, none of which were eliminated in consolidation. In March 2018, the funds lent by AECCC were repaid by the affiliates and used to satisfy the scheduled maturity of notes issued under the medium-term note program.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and six months ended June 30, 2018 and 2017 were as follows:

Three Months Ended June 30, 2018 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of March 31, 2018	$(988)
Net translation loss of investments in foreign operations	(126)
Net gains related to hedges of investment in foreign operations	105
Net change in accumulated other comprehensive loss	(21)
Balances as of June 30, 2018	$(1,009)

Six Months Ended June 30, 2018 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of December 31, 2017	$(998)
Net translation loss of investments in foreign operations	(73)
Net gains related to hedges of investment in foreign operations	62
Net change in accumulated other comprehensive loss	(11)
Balances as of June 30, 2018	$(1,009)

Three Months Ended June 30, 2017 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of March 31, 2017	$(955)
Net translation gain of investments in foreign operations	54
Net losses related to hedges of investment in foreign operations	(40)
Net change in accumulated other comprehensive loss	14
Balances as of June 30, 2017	$(941)

Six Months Ended June 30, 2017 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of December 31, 2016	$(1,263)
Net translation gain of investments in foreign operations(a)	490
Net losses related to hedges of investment in foreign operations	(168)
Net change in accumulated other comprehensive loss	322
Balances as of June 30, 2017	$(941)
(a)	Includes $289 million of tax benefits recognized in the six months ended June 30, 2017.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the tax impact for the three and six months ended June 30 for the changes in Foreign Currency Translation Adjustments presented above:
	Tax (benefit) expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Foreign currency translation adjustments (a)	$(23)	$(3)	$(31)	$(245)
Net investment hedges	33	(24)	19	(100)
Total tax impact	$10	$(27)	$(12)	$(345)
(a)	Includes $289 million of tax benefits recognized in the six months ended June 30, 2017.

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three and six months ended June 30, 2018 and 2017.

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
The effective tax rate was 5.4 percent and (9.6) percent for the three months ended June 30, 2018 and 2017, respectively, and (8.0) percent and 1.7 percent for the six months ended June 30, 2018 and 2017, respectively. The changes in tax rates for both periods primarily reflect a reduction in the U.S. statutory corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, as a result of the Tax Act. The tax rate for the six months ended June 30, 2018 includes a $24 million discrete tax benefit that reduced the reported effective tax rate by 11.9 percent and is related to a revision to the provisional tax charge recorded in 2017 as a result of the Tax Act. The revision to the provisional tax charge results from additional analysis of the foreign withholding tax consequences of future cash dividends paid from non-U.S. subsidiaries. Credco is still analyzing the impacts of the Tax Act; therefore, the 2017 tax charge continues to be provisional.
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
Credco is engaged in the business of financing certain non-interest-earning Card Member receivables arising from the use of American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.
Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Cautionary Note Regarding Forward-Looking Statements” section.
Business Overview
Management’s discussion of the results of Credco is in the context of the wider business environment for American Express.
American Express’ results for the second quarter reflect strong performance that continues the momentum from the beginning of the year, as it progresses against its four strategic imperatives – strengthening its leadership position with premium consumers, extending its strong position in the commercial payments space, strengthening its global, integrated network and making American Express an essential part of its customers’ digital lives.
While American Express continues to see some headwinds from a rising interest rate environment, regulation in countries around the world and intense competition, it remains focused on delivering differentiated value to its merchants, customers and business partners, while delivering appropriate returns to its shareholders.
Effective for the second quarter of 2018, American Express realigned its reportable operating segments to reflect the organizational changes announced during the first quarter of 2018 which combined its U.S. and International consumer businesses into a global consumer services organization, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has also combined its U.S. and International consumer Card Member receivables and loans in Note 2 to the Consolidated Financial Statements for the periods presented. This change did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.
Results of Operations for the Six Months Ended June 30, 2018 and 2017

Net income depends largely on the volume of Card Member receivables and loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and loans, and income taxes.
Credco’s consolidated net income increased by $101 million to $217 million, as compared to net income of $116 million for the same period in 2017. The year-over-year increase in net income is primarily driven by an increase in discount revenue earned from Card Member receivables and loans and higher interest income from affiliates and other, partially offset by higher interest expense.

Table 1: Total Revenues Summary
Six Months Ended June 30,			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Discount revenue earned from purchased Card Member receivables and loans	$462	$359	$103	29%
Interest income from affiliates and other	179	123	56	46
Finance revenue	28	23	5	22
Total revenues	$669	$505	$164	32%

Total revenues
Discount revenue increased, due to higher discount rate and higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates and higher average loan balances.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.
Table 2: Total Expense Summary
Six Months Ended June 30,			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Provisions for losses	$122	$116	$6	5%
Interest expense	304	220	84	38
Interest expense to affiliates	69	22	47	#
Other, net	(27)	29	(56)	#
Total expenses	$468	$387	$81	21%

# Denotes a variance greater than 100 percent

Total expenses
Provisions for losses increased, primarily due to higher write-offs.
Interest expense increased, primarily due to higher LIBOR rates, partially offset by fair value hedge ineffectiveness gains previously reported in Other expense.
Interest expense to affiliates increased, primarily due to higher LIBOR rates and average debt balances.
Other expenses decreased, primarily driven by a fair value hedge ineffectiveness loss of $38 million in the prior period, now reported in Interest expense and higher forward point gains of $20 million.
Income taxes
The effective tax rates were 5.4 percent and (9.6) percent for the three months ended June 30, 2018 and 2017, respectively, and (8.0) percent and 1.7 percent for the six months ended June 30, 2018 and 2017, respectively. The changes in tax rates for both periods primarily reflect a reduction in the U.S. statutory corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, as a result of the Tax Cuts and Jobs Act (the Tax Act). The tax rate for the six month period ended June 30, 2018 includes a $24 million discrete tax benefit related to a revision to the provisional tax charge recorded in 2017. Refer to Note 8 to the Consolidated Financial Statements for additional information.

Card Member Receivables and Card Member Loans
The net volume of Card Member receivables and loans purchased during the six months ended June 30, 2018 and 2017 was approximately $142 billion and $126 billion, respectively.
As of June 30, 2018 and December 31, 2017, Credco owned $22.8 billion and $20.3 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from RFC VIII in conjunction with TRS’ securitization program. As of June 30, 2018 and December 31, 2017, CRC owned approximately $4.8 billion and $4.1 billion, respectively, of such participation interests.
As of June 30, 2018 and December 31, 2017, Credco owned gross Card Member loans totaling $581 million and $561 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of June 30:
Table 3: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2018	2017
Total gross Card Member receivables (a)	$22,792	$21,876
Loss reserves ― Card Member receivables (a)	$157	$146
Loss reserves as a % of receivables	0.7%	0.7%
Average life of Card Member receivables (# in days) (b)	29	29
(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of June 30, 2018 and December 31, 2017 were as follows:

Table 4: Loans to Affiliates and Other
(Millions)	2018	2017
American Express Limited	$3,847	$3,847
American Express Services Europe Limited	2,826	2,747
American Express Australia Limited	1,734	1,616
American Express International, Inc.	1,222	1,180
Amex Bank of Canada	1,141	1,737
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	829	812
American Express International, Inc.– Branch – Singapore	344	124
American Express Bank (Mexico) S.A.	337	325
Alpha Card S.C.R.L./C.V.B.A	117	138
American Express International (NZ), Inc.	74	80
American Express Saudi Arabia (C) JSC	28	34
Amex Funding Management (Europe) Limited	15	38
American Express Company	―	961
Total(a)	$13,402	$14,527
(a)	As of June 30, 2018 and December 31, 2017, approximately $5.4 billion and $5.0 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

Due from/to Affiliates
As of June 30, 2018 and December 31, 2017, amounts due from affiliates were $17 million and $189 million, respectively. As of June 30, 2018 and December 31, 2017, amounts due to affiliates were $2.9 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities. As of both June 30, 2018 and December 31, 2017, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act.
Restricted Cash with Affiliates
As of June 30, 2018 and December 31, 2017, the amount of interest-bearing restricted cash was $95 million and $100 million, respectively, which represents cash placed with Amex Bank of Canada relating to the collateralized loan arrangement for transfer of Card Member loans and the purchase of Card Member receivables. It has been included under “Other assets” on the Consolidated Balance Sheets.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes repayable on demand. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of June 30, 2018 and December 31, 2017 were as follows:

Table 5: Short-term Debt to Affiliates
(Millions)	2018	2017
AE Exposure Management Limited	$4,823	$4,548
American Express Company	2,016	―
American Express Europe LLC	587	765
American Express Swiss Holdings GmbH	499	444
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	54	48
Total	$8,171	$5,997

Long-term Debt to Affiliates
Long-term debt to affiliates represents an unsecured amount due to LB Luxembourg Two S.a.r.l amounting to $265 million and $270 million as of June 30, 2018 and December 31, 2017, respectively, payable by December 2020.
Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead, Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $130 million and $117 million for the six months ended June 30, 2018 and 2017, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of June 30, 2018 and December 31, 2017, Credco had nil and $1.2 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.4 billion and $1.1 billion for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

Long-term Debt Programs

During 2018, Credco has not issued any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of June 30, 2018 and December 31, 2017:

Table 7: Long-Term Debt Outstanding
(Billions)	2018	2017
Long-term debt outstanding (a)	$23.6	$24.2
Average long-term debt (b)	$24.2	$24.3
(a)
The outstanding balances include (i) unamortized discount, premium and fees, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the six and twelve months ended June 30, 2018 and December 31, 2017, respectively.
Credco has the ability to issue debt securities under shelf registrations filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of both June 30, 2018 and December 31, 2017, Credco had $23.9 billion of debt securities outstanding, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.4 billion (AUD $6 billion). During the six months ended June 30, 2018, no notes were issued under this program. As of June 30, 2018 and December 31, 2017, the entire amount of approximately $4.4 billion and $4.7 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco also established a medium-term note program in Canada provided for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. As of June 30, 2018 and December 31, 2017, AECCC had nil and $0.5 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the six months ended June 30, 2018 and 2017, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of June 30, 2018, Credco was in compliance with all restrictive covenants contained in its debt agreements.
Liquidity Management
American Express, including Credco, incurs liquidity risk that arises in the course of its activities. The liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. American Express and its subsidiaries, including Credco, seek to maintain liquidity sources in amounts sufficient to meet their expected future financial obligations and business requirements for liquidity for a period of at least twelve months in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions. General principles and the overall framework for managing liquidity risk across American Express on an enterprise-wide basis are set out in American Express’ Liquidity Risk Policy.

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
As of June 30, 2018, Credco had cash and cash equivalents of approximately $0.2 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of June 30, 2018 of $3.5 billion, which expires on October 16, 2020. As of June 30, 2018, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.54 for the six months ended June 30, 2018. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the six months ended June 30, 2018 was 3.99.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Second Quarter 2018 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described in Credco’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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

•	the impact on American Express’ business that could result from litigation, such as class actions or proceedings brought by governmental and regulatory agencies;
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

•
Credco’s tax rate remaining in line with current expectations, which could be impacted by, among other things, changes in interpretations and assumptions Credco has made and actions Credco may take as a result of the Tax Act, Credco’s geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes; and

•
the implementation of legislation and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, state and foreign taxing authorities, the Financial Accounting Standards Board or others regarding the Tax Act, and any future changes or amendments to that legislation.

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the quarter ended June 30, 2018, approximately 45 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients, and reservations were booked at one hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.
ITEM 6.	EXHIBITS

The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: August 3, 2018	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 3, 2018	By	/s/ Leah A. Schweller
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