Form 10-Q
period 2018-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2018-11-02
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 2, 2018
Common Stock (par value $0.10 per share)	1,504,938 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$271	$199	$733	$558
Interest income from affiliates and other	99	75	278	198
Finance revenue	16	12	44	35
Total revenues	386	286	1,055	791
Expenses
Provisions for losses	68	60	190	176
Interest expense	165	139	469	359
Interest expense to affiliates	56	17	125	39
Other, net	(10)	(15)	(37)	14
Total expenses	279	201	747	588
Pretax income	107	85	308	203
Income tax (benefit) provision	(2)	13	(18)	15
Net income	109	72	326	188

Retained earnings at beginning of period	2,925	3,427	2,708	3,311
Retained earnings at end of period	$3,034	$3,499	$3,034	$3,499

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Net income	$109	$72	$326	$188
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(16)	51	(27)	373
Other comprehensive (loss) income	(16)	51	(27)	373
Comprehensive income	$93	$123	$299	$561

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30,	December 31,
(Millions, except share data)	2018	2017
Assets
Cash and cash equivalents	$200	$196
Card Member receivables, less reserves: 2018, $183; 2017, $145	25,711	20,131
Card Member loans, less reserves: 2018, $5; 2017, $5	585	556
Loans to affiliates and other	13,579	14,527
Due from affiliates	17	189
Other assets	319	290
Total assets	$40,411	$35,889
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$159	$1,308
Short-term debt to affiliates	12,850	5,997
Long-term debt	21,384	24,153
Long-term debt to affiliates	268	270
Total debt	34,661	31,728
Due to affiliates	3,345	1,988
Accrued interest and other liabilities	235	302
Total liabilities	$38,241	$34,018
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of September 30, 2018 and December 31, 2017	―	―
Additional paid-in capital	161	161
Retained earnings	3,034	2,708
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2018, $10; 2017, $17	(1,025)	(998)
Total accumulated other comprehensive loss	(1,025)	(998)
Total shareholder’s equity	2,170	1,871
Total liabilities and shareholder’s equity	$40,411	$35,889

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Nine Months Ended September 30 (Millions)	2018	2017
Cash Flows from Operating Activities
Net income	$326	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	190	176
Amortization of underwriting expense	19	20
Deferred taxes	(40)	(65)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(86)	299
Other operating assets and liabilities	144	(490)
Net cash provided by operating activities	553	128
Cash Flows from Investing Activities
Net increase in Card Member receivables and Card Member loans	(5,991)	(4,063)
Net decrease in loans to affiliates and other	766	1,058
Net increase (decrease) in due to/from affiliates	1,632	(685)
Net cash used in investing activities	(3,593)	(3,690)
Cash Flows from Financing Activities
Net decrease in short-term debt	(1,149)	(2,656)
Net increase in short-term debt to affiliates	6,841	2,701
Proceeds from long-term debt	―	8,443
Principal payments of long-term debt	(2,647)	(4,900)
Net cash provided by financing activities	3,045	3,588
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(3)	104
Net increase in cash, cash equivalents and restricted cash	2	130
Cash, cash equivalents and restricted cash at beginning of period	296	1,211
Cash, cash equivalents and restricted cash at end of period	$298	$1,341

Supplementary cash flow information

Cash, cash equivalents and restricted cash reconciliation	Sep-18	Dec-17	Sep-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets	$200	$196	$1,341	$1,211
Restricted cash included in Other assets per Consolidated Balance Sheets (a)	98	100	―	―
Total cash, cash equivalents and restricted cash	$298	$296	$1,341	$1,211
(a)	Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

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
Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend the transactions thereunder be conducted on an arm’s length basis; however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties.
American Express provides Credco with financial support with respect to maintenance of its minimum overall 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as discount revenue on the Consolidated Statements of Income and Retained Earnings.
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Credco’s Annual Report on Form 10-K for the year ended December 31, 2017. If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member receivables and loans, and may result in material increases to Credco’s credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. American Express has established an enterprise-wide, cross-discipline governance structure to implement the new standard, and continues to identify and conclude on key interpretive issues along with evaluating American Express’ existing credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Information
Effective for the second quarter of 2018, American Express realigned its reportable operating segments to reflect the organizational changes announced during the first quarter of 2018 which combined its U.S. and International consumer businesses into a global consumer services organization, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has also combined its U.S. and International consumer Card Member receivables and Card Member loans in Note 2 for the periods presented. This change did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.

2.   Card Member Receivables and Card Member Loans
American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.
Card Member receivables as of September 30, 2018 and December 31, 2017 consisted of:
(Millions)	2018	2017
Global Consumer Services Group (a)	$8,762	$5,384
Global Commercial Services (b)	17,132	14,892
Card Member receivables (c)	25,894	20,276
Less: Reserve for losses	183	145
Card Member receivables, net (d)	$25,711	$20,131
(a)	Comprised of U.S. and International Consumer Services.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $69 million and $43 million as of September 30, 2018 and December 31, 2017, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

Card Member loans as of September 30, 2018 and December 31, 2017 consisted of:
(Millions)	2018	2017
Global Consumer Services Group (a)	$590	$561
Less: Reserve for losses	5	5
Card Member loans, net (b)	$585	$556
(a)	Comprised of International Consumer Services.
(b)	Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2018 and December 31, 2017:
2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,708	$18	$12	$24	$8,762
Global Commercial Services
Global Small Business Services	1,953	6	4	7	1,970
Global Corporate Payments (a)	(b)	(b)	(b)	118	15,162
Card Member Loans:
Global Consumer Services Group	$586	$1	$1	$2	$590

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$5,336	$18	$11	$19	$5,384
Global Commercial Services
Global Small Business Services	1,397	5	4	6	1,412
Global Corporate Payments (a)	(b)	(b)	(b)	112	13,480
Card Member Loans:
Global Consumer Services Group	$557	$1	$1	$2	$561
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
	2018		2017
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
Global Consumer Services Group	1.24%	0.62%	0.99%	0.88%
Global Small Business Services	1.51%	0.86%	1.01%	1.10%
Card Member Loans:
Global Consumer Services Group	0.93%	0.68%	1.41%	0.80%

	2018			2017
	Net Loss		90+ Days	Net Loss		90+ Days
	Ratio as a		Past	Ratio as a		Past
	% of		Billing	% of		Billing
	Charge		as a % of	Charge		as a % of
	Volume	(b)	Receivables	Volume	(b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.07%		0.78%	0.07%		0.89%
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Reserves for Losses
Reserves for losses relating to Card Member receivables and Card Member loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of receivables and loans, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:
(Millions)	2018	2017
Balance, January 1	$145	$110
Provisions	186	171
Other credits (a)	51	35
Net write-offs (b)	(173)	(142)
Other debits (c)	(26)	(16)
Balance, September 30	$183	$158
(a)
Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $9.7 billion and $6.0 billion for the nine months ended September 30, 2018 and 2017, respectively.

(b)	Net of recoveries of $84 million and $70 million for the nine months ended September 30, 2018 and 2017, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $4.5 billion and $2.6 billion for the nine months ended September 30, 2018 and 2017, respectively.

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:
(Millions)	2018	2017
Balance, January 1	$5	$5
Provisions	4	5
Net write-offs (a)	(4)	(5)
Balance, September 30	$5	$5
(a)	Net of recoveries of $1.0 million for each of the nine months ended September 30, 2018 and 2017.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Derivatives and Hedging Activities

Credco uses derivative financial instruments to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rates and foreign exchange rates, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of Credco’s market risk management. Credco does not transact in derivatives for trading purposes.
In relation to Credco’s credit risk, under the terms of the derivative agreements it has with its various counterparties, Credco is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on Credco’s assessment of the credit risk of its derivative counterparties as of September 30, 2018 and December 31, 2017, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2018 and December 31, 2017:
	Other Assets				Other Liabilities
	Fair Value				Fair Value
(Millions)	2018		2017		2018		2017
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$	―	$	―	$	―	$	―
Net investment hedges - Foreign exchange contracts		90		54		26		38
Total derivatives designated as hedging instruments		90		54		26		38
Derivatives not designated as hedging instruments:
Foreign exchange contracts		15		9		62		57
Total derivatives, gross		105		63		88		95
Less: Cash collateral netting (b)		―		―		―		―
Derivative asset and derivative liability netting (c)		(25)		(26)		(25)		(26)
Total derivatives, net		$80		$37		$63		$69
(a)
For centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral. Accordingly, assets and liabilities are disclosed for centrally cleared derivatives, each net of variation margin.

(b)
Credco posted $67 million and $115 million as of September 30, 2018 and December 31, 2017, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

A majority of Credco’s derivative assets and liabilities as of September 30, 2018 and December 31, 2017 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $14.5 billion and $16.2 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2018 and December 31, 2017, respectively.

The following table represents the gains and losses associated with fair value hedges of Credco’s fixed-rate long-term debt:
	Gains (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
	Interest Expense(a)	Other Expenses	Interest Expense(a)	Other Expenses
Fixed-rate long-term debt	$(4)	$(11)	$123	$(40)
Derivatives designated as hedging instruments	2	20	(113)	11
Total	$(2)	$9	$10	$(29)
(a)
Credco adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Interest expense. Refer to Note 1 for additional information.

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $14.2 billion and $16.0 billion as of September 30, 2018 and December 31, 2017, respectively, including offsetting amounts of $278 million and $155 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
Credco recognized a net increase of $23 million and a net reduction of $8 million in Interest expense on Long-term debt for the three months ended September 30, 2018 and 2017, respectively, and a net increase of $46 million and a net reduction of $47 million for the nine months ended September 30, 2018 and 2017, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were losses of $3 million and $95 million for the three months ended September 30, 2018 and 2017, respectively and a gain of $59 million and a loss of $263 million for the nine months ended September 30, 2018 and 2017, respectively. No amounts associated with net investment hedges were reclassified from AOCI into income for the three and nine months ended September 30, 2018 and 2017.

Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $10 million and $8 million for the three months ended September 30, 2018 and 2017, respectively, and net gains of $40 million and $19 million for the nine months ended September 30, 2018 and 2017, respectively, and are recognized in Other expenses.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of September 30, 2018 and December 31, 2017:
(Millions)	2018	2017
Assets:
Derivatives, gross (a)	$105	$63
Total assets	105	63
Liabilities:
Derivatives, gross (a)	88	95
Total liabilities	$88	$95
(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair value for Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2018 and December 31, 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2018 and December 31, 2017 and require management judgment. These figures may not be indicative of future fair values, nor can Credco’s fair value be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets (b)	26.0	26.0		0.1		25.9		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	13.6	13.5		―		8.4		5.1
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	15.7	15.7		―		15.7		―
Financial liabilities carried at other than fair value
Long-term debt	21.4	21.5		―		21.5		―
Long-term debt to affiliates	$0.3	$0.3	$	―		$0.3	$	―

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets (b)	20.6	20.6		0.1		20.5		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.5	14.4		―		10.0		4.4
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	8.6	8.6		―		8.6		―
Financial liabilities carried at other than fair value
Long-term debt	24.2	24.5		―		24.5		―
Long-term debt to affiliates	$0.3	$0.3	$	―		$0.3	$	―
(a)	Amounts reflect interest-bearing deposits.
(b)	Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.

Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2018 and during the year ended December 31, 2017, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

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
As of September 30, 2018 and December 31, 2017, total assets of AECCC were $8 million and $466 million, respectively, and total liabilities were nil and $457 million, respectively, none of which were eliminated in consolidation. In March 2018, the funds lent by AECCC were repaid by the affiliates and used to satisfy the scheduled maturity of notes issued under the medium-term note program.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and nine months ended September 30, 2018 and 2017 were as follows:
Three Months Ended September 30, 2018 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of June 30, 2018	$(1,009)
Net translation loss of investments in foreign operations	(13)
Net losses related to hedges of investment in foreign operations	(3)
Net change in accumulated other comprehensive loss	(16)
Balances as of September 30, 2018	$(1,025)

Nine Months Ended September 30, 2018 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of December 31, 2017	$(998)
Net translation loss of investments in foreign operations	(86)
Net gains related to hedges of investment in foreign operations	59
Net change in accumulated other comprehensive loss	(27)
Balances as of September 30, 2018	$(1,025)

Three Months Ended September 30, 2017 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of June 30, 2017	$(941)
Net translation gain of investments in foreign operations	146
Net losses related to hedges of investment in foreign operations	(95)
Net change in accumulated other comprehensive loss	51
Balances as of September 30, 2017	$(890)

Nine Months Ended September 30, 2017 (Millions), net of tax	Foreign Currency Translation Adjustments
Balances as of December 31, 2016	$(1,263)
Net translation gain of investments in foreign operations (a)	636
Net losses related to hedges of investment in foreign operations	(263)
Net change in accumulated other comprehensive loss	373
Balances as of September 30, 2017	$(890)
(a)	Includes $289 million of tax benefits recognized in the nine months ended September 30, 2017.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the tax impact for the three and nine months ended September 30 for the changes in Foreign Currency Translation Adjustments presented above:
	Tax (benefit) expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Foreign currency translation adjustments (a)	$6	$(7)	$(25)	$(252)
Net investment hedges	(1)	(57)	18	(157)
Total tax impact	$5	$(64)	$(7)	$(409)
(a)	Includes $289 million of tax benefits recognized in the nine months ended September 30, 2017.

No amounts were reclassified out of AOCI into the Consolidated Statements of Income and Retained Earnings for the three and nine months ended September 30, 2018 and 2017.

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
The effective tax rate was (1.9) percent and 15.3 percent for the three months ended September 30, 2018 and 2017, respectively, and (5.8) percent and 7.4 percent for the nine months ended September 30, 2018 and 2017, respectively. The changes in tax rates for both periods primarily reflect a reduction in the U.S. statutory corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, as a result of the Tax Act. The tax rate for the nine months ended September 30, 2018 includes a $24 million discrete tax benefit that reduced the reported effective tax rate by 7.8 percent and is related to a revision to the provisional tax charge recorded in 2017 as a result of the Tax Act. The revision to the provisional tax charge results from additional analysis of the foreign withholding tax consequences of future cash dividends paid from non-U.S. subsidiaries. Credco is still analyzing the impacts of the Tax Act; therefore, the 2017 tax charge continues to be provisional.
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
American Express’ results for the third quarter reflect strong performance that continues the momentum from the first half of the year, as it progresses against its four strategic imperatives – expand its presence in the premium consumer space, build on its position in commercial payments, strengthen its global, integrated network and make American Express an essential part of its customers’ digital lives.
While American Express continues to see some headwinds from a rising interest rate environment, regulation in countries around the world and intense competition, it remains focused on delivering differentiated value to its merchants, customers and business partners and delivering appropriate returns to its shareholders.
Effective for the second quarter of 2018, American Express realigned its reportable operating segments to reflect the organizational changes announced during the first quarter of 2018, which combined its U.S. and International consumer businesses into a global consumer services organization, among other changes. To enhance the comparability and usefulness of Credco’s financial statements with that of American Express, Credco has also combined its U.S. and International consumer Card Member receivables and Card Member loans in Note 2 to the Consolidated Financial Statements for the periods presented. This change did not have any impact on Credco’s underlying assumptions or judgments with respect to reserves for losses or credit performance.
Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.
Credco’s consolidated net income increased by $138 million to $326 million, as compared to net income of $188 million for the same period in 2017. The year-over-year increase in net income is driven by an increase in discount revenue earned from Card Member receivables and Card Member loans and higher interest income from affiliates and other, partially offset by higher interest expense.

Table 1: Total Revenues Summary
Nine Months Ended September 30			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Discount revenue earned from purchased Card Member receivables and Card Member loans	$733	$558	$175	31%
Interest income from affiliates and other	278	198	80	40
Finance revenue	44	35	9	26
Total revenues	$1,055	$791	$264	33%

Total revenues

Discount revenue increased, due to higher discount rates and higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates and higher average loan balances.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.
Table 2: Total Expense Summary
Nine Months Ended September 30			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Provisions for losses	$190	$176	$14	8%
Interest expense	469	359	110	31
Interest expense to affiliates	125	39	86	#
Other, net	(37)	14	(51)	#
Total expenses	$747	$588	$159	27%

# Denotes a variance greater than 100 percent
Total expenses
Provisions for losses increased, primarily due to higher net write-offs.
Interest expense increased, primarily due to higher LIBOR rates, partially offset by fair value hedge ineffectiveness gains previously reported in Other expense.
Interest expense to affiliates increased, primarily due to higher LIBOR rates and average debt balances.
Other expenses decreased, primarily driven by a fair value hedge ineffectiveness loss of $29 million in the prior period, now reported in Interest expense and higher forward point gains of $21 million.
Income taxes
The effective tax rates were (1.9) percent and 15.3 percent for the three months ended September 30, 2018 and 2017, respectively, and (5.8) percent and 7.4 percent for the nine months ended September 30, 2018 and 2017, respectively. The changes in tax rates for both periods primarily reflect a reduction in the U.S. statutory corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, as a result of the Tax Cuts and Jobs Act (the Tax Act). The tax rate for the nine month period ended September 30, 2018 includes a $24 million discrete tax benefit related to a revision to the provisional tax charge recorded in 2017. Refer to Note 8 to the Consolidated Financial Statements for additional information.

Card Member Receivables and Card Member Loans
The net volume of Card Member receivables and Card Member loans purchased during the nine months ended September 30, 2018 and 2017 was approximately $216.8 billion and $192.3 billion, respectively.
As of September 30, 2018 and December 31, 2017, Credco owned $25.9 billion and $20.3 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from RFC VIII in conjunction with TRS’ securitization program. As of September 30, 2018 and December 31, 2017, CRC owned approximately $7.5 billion and $4.1 billion, respectively, of such participation interests.
As of September 30, 2018 and December 31, 2017, Credco owned gross Card Member loans totaling $590 million and $561 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of September 30:
Table 3: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2018	2017
Total gross Card Member receivables (a)	$25,894	$22,508
Loss reserves ― Card Member receivables (a)	$183	$158
Loss reserves as a % of receivables	0.7%	0.7%
Average life of Card Member receivables (# in days) (b)	29	29
(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of September 30, 2018 and December 31, 2017 were as follows:

Table 4: Loans to Affiliates and Other
(Millions)	2018	2017
American Express Limited	$3,847	$3,847
American Express Services Europe Limited	2,843	2,747
American Express Australia Limited	1,706	1,616
American Express International, Inc.	1,232	1,180
Amex Bank of Canada	1,219	1,737
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	859	812
American Express Bank (Mexico) S.A.	358	325
American Express International, Inc.– Branch – Singapore	352	124
Alpha Card S.C.R.L./C.V.B.A	118	138
American Express Saudi Arabia (C) JSC	81	34
American Express International (NZ), Inc.	71	80
Amex Funding Management (Europe) Limited	5	38
American Express Company	―	961
Total (a)	$13,579	$14,527
(a)
As of September 30, 2018 and December 31, 2017, approximately $5.6 billion and $5.0 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.

Due from/to Affiliates
As of September 30, 2018 and December 31, 2017, amounts due from affiliates were $17 million and $189 million, respectively. As of September 30, 2018 and December 31, 2017, amounts due to affiliates were $3.3 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS, as well as from operating activities. As of both September 30, 2018 and December 31, 2017, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act.
Restricted Cash with Affiliates
As of September 30, 2018 and December 31, 2017, the amount of interest-bearing restricted cash was $98 million and $100 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes repayable on demand. Components of short-term debt to affiliates as of September 30, 2018 and December 31, 2017 were as follows:

Table 5: Short-term Debt to Affiliates
(Millions)	2018	2017
American Express Company	$6,165	$	―
AE Exposure Management Limited	4,975		4,548
American Express Europe LLC	951		765
American Express Swiss Holdings GmbH	512		444
American Express Holdings Netherlands CV	192		192
Accertify, Inc.	55		48
Total	$12,850		$5,997

Long-term Debt to Affiliates
Long-term debt to affiliates represents an unsecured amount due to LB Luxembourg Two S.a.r.l amounting to $268 million and $270 million as of September 30, 2018 and December 31, 2017, respectively, payable by December 2020.
Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead, Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $213 million and $176 million for the nine months ended September 30, 2018 and 2017, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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

Table 6: Unsecured Debt Ratings
Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	R-1 (middle)	A (high)	Positive
Fitch	F1	A	Stable
Moody’s	Prime-1	A2	Stable
S&P	A-2	A-	Stable

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

Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2018 and December 31, 2017, Credco had nil and $1.2 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.2 billion and $1.1 billion for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

Long-term Debt Programs

During 2018, Credco did not issue any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of September 30, 2018 and December 31, 2017:

Table 7: Long-Term Debt Outstanding
(Billions)	2018	2017
Long-term debt outstanding (a)	$21.4	$24.2
Average long-term debt (b)	$23.4	$24.3
(a)
The outstanding balances include (i) unamortized discount, premium and fees, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the nine and twelve months ended September 30, 2018 and December 31, 2017, respectively.
Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of September 30, 2018 and December 31, 2017, Credco had $21.7 billion and $23.9 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.4 billion (AUD $6 billion). During the nine months ended September 30, 2018, no notes were issued under this program. As of September 30, 2018 and December 31, 2017, the entire amount of approximately $4.4 billion and $4.7 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco also established a medium-term note program in Canada provided for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. As of September 30, 2018 and December 31, 2017, AECCC had nil and $0.5 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the nine months ended September 30, 2018 and 2017, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of September 30, 2018, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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

The liquidity management strategy includes a number of elements, including, but not limited to:
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
As of September 30, 2018, Credco had cash and cash equivalents of approximately $0.2 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility
Credco maintained a U.S. dollar denominated committed syndicated bank credit facility as of September 30, 2018 of $3.5 billion, which expires on October 16, 2020. As of September 30, 2018, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 ratio of earnings to fixed charges. The ratio of earnings to fixed charges for Credco was 1.52 for the nine months ended September 30, 2018. The ratio of earnings to combined fixed charges and preferred stock dividends for American Express for the nine months ended September 30, 2018 was 3.83.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Third Quarter 2018 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described in Credco’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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

•
the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans, and operational risk;

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

•
Credco’s tax rate remaining in line with current expectations, which could be impacted by, among other things, Credco’s geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes; and

•
the implementation of legislation and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, state and foreign taxing authorities, the Financial Accounting Standards Board or others regarding the Tax Act, and any future changes or amendments to that legislation.

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the quarter ended September 30, 2018, approximately 28 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6.	EXHIBITS

The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: November 2, 2018	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 2, 2018	By	/s/ Leah A. Schweller
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