Form 10-K
period 2018-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2019-03-01
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At March 1, 2019, 1,504,938 shares of the common stock, par value $0.10 per share, were outstanding.

Documents incorporated by reference: None

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. Credco discusses certain factors that affect Credco’s business and operations and that may cause its actual results to differ materially from these forward-looking statements under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update publicly or revise any forward-looking statements.

Throughout this report the term “Credco” refers to American Express Credit Corporation and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

PART I

ITEM 1. BUSINESS
INTRODUCTION

Overview

Credco was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly owned subsidiary of American Express. Both American Express and TRS are bank holding companies.
Credco is engaged in the business of financing certain non-interest-earning Card Member receivables arising from the use of the American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.
American Express Card Business
American Express is a globally integrated payments company that provides customers with access to products, insights and experiences that enrich lives and build business success. American Express’ principal products and services are charge and credit card products and travel-related services offered to consumers and businesses around the world.

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

In countries outside the United States, American Express has seen an increase in regulatory focus in relation to a number of key areas impacting its card-issuing businesses, particularly consumer protection (such as in the European Union (EU), the United Kingdom and Canada) and responsible lending (such as in Australia, Mexico, New Zealand and Singapore). Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations toward paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.

General Nature of Credco’s Business
Credco engages primarily in the business of financing Card Member receivables and in providing loans to certain of its affiliates. The use of a centralized funding source for assets originated by affiliated entities provides American Express with operational efficiency in the form of a single point of issuance to investors in the capital markets. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results are insulated to a large extent from sources of volatility and risk inherent in the primary businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. Credco receives ongoing financial support from American Express through maintenance of its minimum required 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express affiliates. During each monthly period, the discount and interest rates are determined or adjusted to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio.
The agreements for the purchase and sale of card receivables and loans (receivables agreements) between Credco and its affiliates provide that the parties intend the transactions thereunder be conducted on an arm’s-length basis and that, for example, the price at which receivables and loans are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). Credco considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which Credco offers to purchase receivables and loans to maintain Credco’s minimum required fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for credit losses or the cost of funds.
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
As part of its funding activities, Credco regularly reviews funding sources and strategies in international markets and funds the subsidiaries of TRS either by way of unsecured loans or by purchasing Card Member receivables and/or loans, either with or without recourse, as per the terms of the receivables agreement with the respective card-issuing entity.

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

Employees

As of December 31, 2018 and 2017, Credco had 5 and 6 employees, respectively.

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

Credco needs liquidity to purchase receivables from, and make loans to, its affiliates and to pay operating and other expenses, interest on debt and to repay maturing liabilities. The principal sources of Credco’s liquidity are payments from Card Members, intercompany borrowings, proceeds from the issuance of unsecured medium and long-term notes, cash and cash equivalents, assets that could be sold to TRS for securitization, and a committed bank borrowing facility, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates, through intercompany loan agreements.

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
As a result of recent regulatory and other legal proceedings, actions by regulators or law enforcement agencies may result in changes to the manner in which the London interbank offered rate (LIBOR) is determined, its discontinuance or the establishment of alternative reference rates. At this time, it is not possible to predict the effect that these developments may have on the markets, Credco or Credco’s floating rate debt securities. Uncertainty as to the nature of such developments may negatively impact market liquidity, Credco’s access to funding required to operate Credco’s business, the trading market for Credco’s floating rate debt securities and the interest payable on Credco’s outstanding floating rate debt securities.
Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect Credco’s business and results of operations.

Credco’s results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. American Express offers a broad array of products and services to consumers, small businesses and commercial clients and thus is very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, volatile or deteriorating economic conditions or shifts in broader consumer and business trends could change customer behaviors, including spending on American Express cards, the ability and willingness of Card Members to borrow and pay amounts owed to American Express, and demand for fee-based products and services. Political conditions, prolonged or recurring government shutdowns, regional hostilities, social upheaval, fiscal and monetary policies, trade concerns and tariffs could also negatively affect consumer and business spending, including travel patterns and business investment, and demand for credit.
Factors such as consumer spending and confidence, unemployment rates, business investment, government spending, trade relationships with other countries, interest rates, taxes, energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, Credco’s profitability. Such factors may also cause Credco’s earnings, receivables, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.

Travel and entertainment expenditures, for example, are sensitive to business and personal discretionary spending levels and also tend to decline during general economic downturns. Likewise, spending by small businesses and corporate clients depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on Credco’s results of operations. The consequences of negative circumstances impacting Credco or the environment generally can be sudden and severe.

American Express’ business in the United Kingdom and elsewhere may be negatively impacted by the uncertainty regarding the exit of the United Kingdom from the EU (commonly referred to as Brexit). Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the EU, which could affect Credco’s business and financial results. Credco may make changes to its structure of business operations in Europe in anticipation of Brexit, although the financial, trade and legal implications of Brexit are still uncertain given the lack of comparable precedent.

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
During 2018, approximately 29 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and accordingly the revenue it generates outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar (including as a result of Brexit), which could have a material adverse effect on Credco’s results of operations. Furthermore, Credco may become subject to foreign exchange regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars or Credco’s ability to transfer them and this could impact Credco’s results of operations.
Continuing concerns regarding the euro may cause the value of the euro to continue to fluctuate and could lead to the reintroduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. The reintroduction of certain individual country currencies, a significant devaluation of the euro or the complete dissolution of the euro could adversely affect the value of Credco’s euro-denominated assets and liabilities.
Potential developments regarding the euro could also have an adverse impact on consumer and business behavior in Europe and globally, which could have a material adverse effect on Credco’s business, financial condition and results of operations.
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

American Express’ business is subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects its business, and has the potential to restrict the scope of American Express’ existing businesses, increase its costs of doing business, and limit its ability to pursue certain business opportunities, require changes to its business practices, and affect its relationships with partners, merchants and Card Members. Regulatory oversight and supervision of American Express’ businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect its security holders. New laws or regulations, enhanced supervision efforts or changes in the enforcement of existing laws or regulations applicable to American Express’ businesses could impact the profitability of its business activities, limit its ability to pursue business opportunities or adopt new technologies, require it to change certain of its business practices or alter its relationships with partners, merchants and Card Members, or affect retention of its key personnel. Such changes also may require American Express to invest significant management attention and resources to make any necessary changes and could adversely affect Credco’s results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of American Express’ business, it faces complexity and additional costs in its compliance efforts.
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
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa, Inc. (Visa) and Mastercard International Inc. (Mastercard) and the fees merchants are charged to accept cards. Even where American Express is not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from American Express’ business, including as a result of downward pressure on its discount rate from decreases in competitor pricing in connection with caps on interchange fees. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when American Express works with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances. As a result there can be no assurance that American Express will be able to maintain its cobrand and agent relationships in their current form in the EU.
American Express is subject to certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act, with regard to maintaining effective anti-money laundering (AML) programs. Similar AML requirements apply under the laws of most jurisdictions where American Express operates. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services American Express may offer to consumers, the countries in which its cards may be used, and the types of customers and merchants who can obtain or accept its cards. Emerging technologies, such as digital currencies, could limit American Express’ ability to track the movement of funds. Money laundering, terrorist financing and other illicit activities involving American Express’ cards could result in enforcement action, and American Express’ reputation may suffer due to its customers’ association with certain countries, persons or entities or the existence of any such transactions.
Various regulatory agencies and legislatures are also considering regulations and legislation covering identity theft, account management guidelines, credit bureau reporting, disclosure rules, security and marketing that would impact American Express directly, in part due to increased scrutiny of its underwriting and account management standards. These new requirements may restrict its ability to issue charge and credit cards or partner with other financial institutions, which could adversely affect its revenue growth and Credco’s results of operations.

A major information or cyber security incident or an increase in fraudulent activity affecting American Express could affect Credco’ s results of operations and financial condition.
American Express and third parties process, transmit, store and provide access to account information in connection with American Express’ charge and credit cards and other products, and in the normal course of American Express’ business, it collects, analyzes and retains significant volumes of certain types of personally identifiable and other information pertaining to its customers and employees.
American Express’ networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in its operating environment with intent to disrupt its business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, employee information and other sensitive business information.
Global financial institutions like American Express have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For example, American Express and other U.S. financial services providers have been the targets of distributed denial-of-service attacks from sophisticated third parties.
Information or cyber security incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or security may lead to regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation, fines and response costs, negative assessments of American Express and its subsidiaries by banking regulators and rating agencies, reputational and financial damage to the American Express brand, and reduced usage and acceptance of American Express cards.
Successful cyberattacks, data breaches, disruptions or other incidents related to the actual or perceived failures to maintain confidentiality, integrity, privacy and/or security at other large financial institutions, large retailers, travel and hospitality companies or other market participants, whether or not American Express is impacted, could lead to a general loss of customer confidence that could negatively affect American Express, including harming the market perception of the effectiveness of its security measures or harming the reputation of the financial system in general, which could result in reduced use of its products and services.
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
Management of these risks in some cases depends upon the use of analytical and/or forecasting models. Although American Express has a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of American Express’ data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. If these decisions are based on incorrect or misused models and assumptions or American Express fails to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, Credco may face adverse consequences, such as financial loss, poor business and strategic decision-making, or damage to its reputation.
Management of credit, market, liquidity, operational and compliance risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Credit risk is the risk of loss from obligor or counterparty default or changes in the credit quality of a counterparty. Credco is exposed to both consumer credit risk and institutional credit risk through the consumer and small business Card Member receivables and Card Member loans it purchases generally without recourse as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. Country, regional and political risks can also contribute to credit risk. A customer’s ability and willingness to repay Credco can be negatively impacted not only by economic, market, political and social conditions but also a customer’s other payment obligations.
American Express’ and Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk prove inaccurate in predicting future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Further, American Express’ pricing strategies may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond its current estimates could have a material adverse impact on Credco’s result of operations.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Higher write-off rates and an increase in Credco’s reserves for losses adversely affect its profitability and may increase its cost of funds.
Although American Express, Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of receivables and loans, these estimates may not be accurate. In addition, the information American Express, Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete. Although American Express regularly reviews credit exposure to specific clients and counterparties and to specific industries, countries and regions that American Express, Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, American Express’, Credco’s and the card issuers’ ability to manage credit risk may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in Credco’s portfolio of receivables and loans, deteriorating economic conditions, increases in the level of receivables, changes in the mix of businesses or otherwise, could require Credco to increase its provisions for losses and could have a material adverse effect on its results of operations and financial condition.

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
Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement; a failure to monitor a third party’s compliance with regulatory or legal requirements; or a failure to adequately monitor and control access to, or use of, data in the systems Credco grants to third parties. As processes are changed, or new products and services are introduced, Credco may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to broader markets and Credco and its employees.
Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational, conduct and compliance risks can expose Credco to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

Credco is an indirect wholly owned subsidiary of American Express and any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.
Credco is an indirect wholly owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables agreements between Credco, on the one hand, and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or significant changes in collectability). While there can be no assurance that the terms of these arrangements are exactly the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.
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
Ongoing legal proceedings regarding provisions in American Express’ merchant contracts could have a material adverse effect on its business and result in additional litigation and/or arbitrations, substantial monetary damages and damage to American Express’ reputation and brand.

American Express is a defendant in a number of actions, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in American Express’ card acceptance agreements and seek damages.
It is possible that the resolution of one or any combination of these merchant claims could have a material adverse effect on American Express’ business and results of operations, require American Express to change its merchant agreements in a way that could expose American Express’ cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage its reputation and brand. Even if American Express was not required to change its merchant agreements, changes in Visa’s and Mastercard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions pending against them could result in changes to its business practices and materially and adversely impact American Express’ profitability.

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

New tax legislative initiatives may be proposed from time to time, which may impact Credco’s effective tax rate and could adversely affect Credco’s tax positions or tax liabilities. New guidance or modifications to the Tax Cuts and Jobs Act of 2017 (the Tax Act) could have an adverse effect on Credco’s results of operations. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on Credco’s tax liabilities.

Changes in accounting principles or standards could adversely affect Credco’s reported financial results in a particular period, even if there are no underlying changes in the economics of the business.

Credco is subject to changes in and interpretations of financial accounting matters, which could change certain of the assumptions or estimates Credco previously used in preparing its financial statements, even if it does not change the way in which it transacts or conducts its business. A change in accounting guidance can have a significant effect on Credco’s reported results, may retroactively affect previously reported results and could cause fluctuations in its reported results. For more information on recently issued accounting standards, see Note 1 to the Consolidated Financial Statements.

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
Credco did not pay any cash dividends to TRS in 2018, 2017 and 2016. For information about limitations on Credco’s ability to pay dividends, refer to Note 5 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

(Millions)	2018		2017		2016		2015	2014
Operating Results
Revenues		$1,461		$1,087		$718	$755	$929
Provisions for losses		249		244		151	165	202
Interest expense (including to affiliates)		851		553		341	360	502
Pretax income		416		275		212	252	318
Income tax provision (benefit)(a)		29		878		15	38	(35)
Net income (loss)		$387		$(603)		$197	$214	$353
Balance Sheet
Cash and cash equivalents		$102		$196		$1,211	$173	$74
Card Member receivables held for sale		―		―		―	24	―
Gross Card Member receivables		24,596		20,276		18,218	17,607	14,507
Reserves for losses, Card Member receivables		167		145		110	114	94
Gross Card Member loans		641		561		476	435	401
Reserves for losses, Card Member loans		5		5		5	4	3
Loans to affiliates and other(b)		14,136		14,527		10,659	14,262	15,303
Total assets		40,042		35,889		31,936	33,285	32,840
Short-term debt		826		1,308		2,993	2,120	769
Short-term debt to affiliates		5,899		5,997		4,559	5,439	4,334
Long-term debt		20,447		24,153		20,512	21,725	24,282
Long-term debt to affiliates		7,523		270		―	―	―
Shareholder’s equity		2,196		1,871		2,209	2,119	2,389
Cash dividends	$	―	$	―	$	―	$115	$342

(a)	Includes impact of the Tax Cuts and Jobs Act as of both December 31, 2018 and 2017. Refer to Note 11 to the Consolidated Financial Statements.
(b)
Includes loans to the joint ventures that issue American Express cards in certain countries (the American Express joint ventures) of $53 million, $34 million, nil, $75 million and $40 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Business Environment
Management’s discussion of the results of Credco is in the context of the wider business environment for American Express.
American Express’ results for 2018 reflect strong performance and its focus on, and investment in, its four strategic imperatives – expand its leadership in the premium consumer space, build on its strong position in commercial payments, strengthen its global, integrated network and make American Express an essential part of its customers’ digital lives. Billings and revenue growth reflected momentum across American Express’ businesses. American Express continued to invest in new services and Card Member benefits, new card acquisitions and expanding its merchant network. During the year, American Express returned a significant amount of capital to its shareholders through its share buyback program and an increase in its dividend, while increasing its capital ratios.
American Express plans to continue making investments in its business to generate and sustain a strong level of revenue growth, which it believes is the foundation for steady and consistent double-digit earnings per share growth. While American Express continues to see some headwinds from an uncertain economic environment, regulation in countries around the world and intense competition, it remains focused on delivering differentiated value to its merchants, Card Members and business partners and delivering appropriate returns to its shareholders.

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
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), which made broad and complex changes to the U.S. federal corporate income tax rules. Most notably, effective January 1, 2018, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35 percent to 21 percent, introduced a territorial tax system in which future dividends paid from earnings outside the United States to a U.S. corporation are not subject to U.S. federal taxation and imposed new U.S. federal corporate income taxes on certain foreign operations.

Results of Operations

Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.

Credco’s consolidated net income increased by $990 million to $387 million, as compared to a net loss of $603 million for the same period in 2017. The year-over-year increase is primarily driven by a tax charge of $858 million in the fourth quarter of 2017, related to the Tax Act.

Table 1: Total Revenues Summary
Years Ended December 31,			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Discount revenue earned from purchased Card Member receivables and Card Member loans	$1,017	$760	$257	34%
Interest income from affiliates and other	383	279	104	37
Finance revenue	61	48	13	27
Total revenues	$1,461	$1,087	$374	34%

Total revenues
Discount revenue increased, due to higher discount rates and higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates and higher average loan balances.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.
Table 2: Total Expense Summary
Years Ended December 31,			Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Provisions for losses	$249	$244	$5	2%
Interest expense	626	495	131	26
Interest expense to affiliates	225	58	167	#
Other, net	(55)	15	(70)	#
Total expenses	$1,045	$812	$233	29%

# Denotes a variance greater than 100 percent.
Total expenses
Interest expense increased, primarily due to higher LIBOR rates, partially offset by a decrease in average debt balances and current period gains associated with hedging of fixed-rate debt, previously reported in Other expense.
Interest expense to affiliates increased, primarily due to higher LIBOR rates and higher average debt balances.
Other expenses decreased, primarily driven by higher forward point gains of $39 million in the current period and prior period losses associated with hedging of fixed-rate debt previously reported in Other expenses now reported in Interest expense.

Income taxes
The effective tax rate for 2018 was 7.0 percent and includes a $23 million discrete tax benefit relating to an adjustment to the 2017 provisional Tax Act charge. The tax rate for 2018 also reflects the reduction in the U.S. federal statutory tax rate from 35 percent to 21 percent as a result of the Tax Act. The effective tax rate for 2017 was 319.3 percent and reflected a substantial charge of $858 million related to the Tax Act that was accounted for as a provisional estimate under Staff Accounting Bulletin No. 118. Refer to Note 11 to the Consolidated Financial Statements for additional information.
Volume of Business
The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:
Table 3: Gross Card Member Receivables and Loans Purchased and Owned by Credco
(Billions)
	Volume of Gross Card Member			Gross Card Member
	Receivables and Loans Purchased			Receivables and Loans Owned
	For the Years Ended December 31,(a)			as of December 31,
Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
2018	$208	$81	$289	$18	$7	$25
2017	189	64	253	15	6	21
2016	160	59	219	14	5	19
2015	169	52	221	13	5	18
2014	173	44	217	12	3	15

(a)
In addition to the above activity, Credco also purchased new groups of, and participation interests in, Card Member receivables from affiliates, totaling $9.8 billion, $9.4 billion, $5.4 billion, $5.8 billion and $3.4 billion in 2018, 2017, 2016, 2015 and 2014, respectively.

Card Member Receivables and Card Member Loans
As of December 31, 2018 and 2017, Credco owned $24.6 billion and $20.3 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from RFC VIII in conjunction with TRS’ securitization program. As of December 31, 2018 and 2017, CRC owned approximately $6.7 billion and $4.1 billion, respectively, of such participation interests.
As of December 31, 2018 and 2017, Credco owned gross Card Member loans totaling $641 million and $561 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of December 31:

Table 4: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2018	2017	2016	2015	2014
Total gross Card Member receivables(a)	$24,596	$20,276	$18,218	$17,607	$14,507
Loss reserves ― Card Member receivables(a)	$167	$145	$110	$114	$94
Loss reserves as a % of receivables	0.7%	0.7%	0.6%	0.6%	0.6%
Average life of Card Member receivables (# in days)(b)	30	30	30	29	29

(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of Card Member receivables purchased by Credco.

Changes in Card Member Receivables and Card Member Loans Reserves for Losses

The following table presents the changes in the reserve for losses related to Card Member receivables and loans:
Table 5: Reserve for Losses related to Card Member receivables and loans

Years Ended December 31, (Millions, except percentages)	2018	2017	2016	2015	2014
Balance, January 1	$150	$115	$118	$97	$80
Provisions	249	244	151	165	202
Other credits(a)	53	58	20	32	15
Net write-offs(b)	(244)	(204)	(151)	(161)	(170)
Other debits(c)	(36)	(63)	(23)	(15)	(30)
Balance, December 31	$172	$150	$115	$118	$97
Reserve for losses as a % of gross Card Member receivables and loans owned at December 31	0.7%	0.7%	0.6%	0.7%	0.7%

(a)
Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates. New groups of Card Member receivables purchased totaled $9.8 billion, $9.4 billion, $5.4 billion, $5.8 billion and $3.4 billion in 2018, 2017, 2016, 2015 and 2014, respectively.

(b)	Net of recoveries of $121 million, $96 million, $92 million, $101 million and $102 million in 2018, 2017, 2016, 2015 and 2014, respectively.

(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate and, for 2014, reserves applicable to Card Member receivables and loans sold to the American Express joint ventures following the termination of the agreements to purchase Card Member receivables and loans in the third quarter of 2014. Sales of these participation interests and Card Member receivables and loans totaled $6.2 billion, $9.4 billion, $5.7 billion, $2.6 billion and $3.4 billion in 2018, 2017, 2016, 2015 and 2014, respectively.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of December 31 were as follows:

Table 6: Loans to Affiliates and Other

(Millions)	2018	2017
American Express Limited	$3,847	$3,847
American Express Services Europe Limited	3,552	2,747
American Express Australia Limited	1,839	1,616
Amex Bank of Canada	1,334	1,737
American Express International, Inc.	1,243	1,180
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	463	812
American Express International, Inc. – Branch – Singapore	383	124
American Express Bank (Mexico) S.A.	348	325
Alpha Card S.C.R.L./C.V.B.A.	114	138
American Express International (NZ), Inc.	72	80
American Express Saudi Arabia (C) JSC	53	34
Amex Funding Management (Europe) Limited	―	38
American Express Company	―	961
Total (a)	$14,136	$14,527

(a)
As of December 31, 2018 and 2017, approximately $7.2 billion and $5.0 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.

Due from/to Affiliates
As of both December 31, 2018 and 2017, amounts due from affiliates were $0.2 billion. As of December 31, 2018 and 2017, amounts due to affiliates were $2.9 billion and $2.0 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both December 31, 2018 and 2017, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act.
Restricted Cash with Affiliates
As of December 31, 2018 and 2017, the amount of interest-bearing restricted cash was $93 million and $100 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.

Short-term Debt to Affiliates

Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of December 31 were as follows:

Table 7: Short-term Debt to Affiliates

(Millions)	2018	2017
AE Exposure Management Limited	$5,122	$4,548
American Express Europe LLC	517	765
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	68	48
American Express Swiss Holdings GmbH	―	444
Total	$5,899	$5,997

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. During the fourth quarter of 2018, the master note arrangement with American Express Company was amended to exclude a ‘payable on demand’ clause. This revision in the agreement resulted in a change in the classification of the net borrowings from short-term debt to affiliates to long-term debt to affiliates. The net borrowings from American Express Company were nil as on December 31, 2017. Components of long-term debt to affiliates as of December 31 were as follows:
Table 8: Long-term Debt to Affiliates

	2018		2017
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt	Outstanding Balance		Year-End Stated Interest Rate on Debt
American Express Company(a)	$7,240	3.32%	$	―	―	%
Amex Funding Management (Europe) Limited(b)	283	0.28		―	―
LB Luxembourg Two S.a.r.l.	―	―		270	0.22
Total	$7,523	3.20%		$270	0.22%

(a)	Amounts payable by November 2023.
(b)	Amounts payable by September 2021.

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $305 million and $234 million for the years ended December 31, 2018 and 2017, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Sources of Funds
Credco’s business is financed by borrowings consisting principally of intercompany borrowings, issuances of term debt, and issuances of commercial paper, as well as cash provided through operations. Credco has not issued asset-backed securities (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to Consolidated Capital Resources and Liquidity ― Funding Strategy.

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Table 9: Weighted-Average Effective Interest Rate

Weighted-Average
Year	Effective Interest Rate
2018	2.60%
2017	1.78%
2016	1.28%
2015	1.25%
2014	1.74%

Refer to Notes 4 and 9 to the Consolidated Financial Statements for additional information about Credco’s short-term and long-term debt, including lines of credit.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

Credco’s balance sheet management objectives are to maintain:

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•
Liquidity programs that enable Credco to continuously meet expected future financing obligations and business requirements for at least a twelve-month period, in the event it is unable to continue to raise new funds under its traditional funding programs during a substantial weakening in economic conditions.

Funding Strategy
American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile.

Credco has historically relied on intercompany borrowings and the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. One of the principal tenets of Credco’s issuance strategy is to issue debt with a wide range of maturities to distribute its refinancing requirements across future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as the disruption of financial markets or reductions in market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Fitch Ratings (Fitch), Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). Such ratings help support Credco’s access to cost-effective unsecured funding as part of its overall funding strategy.

Table 10: Unsecured Debt Ratings

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	F1	A	Stable

Moody’s	Prime-1	A2	Stable

S&P	A-2	A-	Stable

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

Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2018 and 2017, Credco had $0.8 billion and $1.2 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.23 billion and $1.1 billion for the years ended December 31, 2018 and 2017, respectively.

Long-term Debt Programs

During 2018, Credco did not issue any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of December 31:

Table 11: Long-Term Debt Outstanding

(Billions)	2018	2017
Long-term debt outstanding (a)	$20.4	$24.2
Average long-term debt (b)	$22.8	$24.3

(a)
The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the twelve months ended December 31, 2018 and 2017, respectively.

Refer to Note 4 to the Consolidated Financial Statements for further details on total year-end interest rates on debt and maturities.

Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of December 31, 2018 and 2017, Credco had $20.7 billion and $23.9 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.2 billion (AUD $6 billion). During 2018, no notes were issued under this program. As of December 31, 2018 and 2017, the entire amount of approximately $4.2 billion and $4.7 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.
Credco also established a medium-term note program in Canada, which provided for the issuance of notes by American Express Canada Credit Corporation (AECCC), an indirect wholly owned subsidiary of Credco. The prospectus for this program expired in September 2014 and was not renewed. As of December 31, 2018 and 2017, AECCC had nil and $0.5 billion, respectively, of medium-term notes outstanding under this program. AECCC’s financial results are included in the consolidated financial results of Credco.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During 2018 and 2017, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of December 31, 2018, Credco was in compliance with all restrictive covenants contained in its debt agreements.

Liquidity Management
The liquidity objective of American Express and its subsidiaries, including Credco, is to maintain access to a diverse set of on- and off-balance sheet liquidity sources and seek to maintain liquidity sources in amounts sufficient to meet their expected future financial obligations and business requirements for liquidity for a period of at least twelve months in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions.
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
As of December 31, 2018, Credco had cash and cash equivalents of approximately $0.1 billion. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility

Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of December 31, 2018 of $3.5 billion, with a maturity date of October 16, 2020. As of December 31, 2018, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.49 and 1.50 for the years ended December 31, 2018 and 2017, respectively.
The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.

OFF-BALANCE SHEET ARRANGEMENTS
To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. There was no such non-cash collateral as of both December 31, 2018 and 2017.

RISK MANAGEMENT

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Enterprise-wide Risk Management (ERM) Policy, approved by the Risk Committee of the American Express Board of Directors (the Risk Committee). The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk, compliance risk, model risk, asset/liability risk and strategic and business risks. Risk appetite defines the authorized risk limits to control exposures within American Express’ risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk-taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.
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
The Audit and Compliance Committee of the American Express Board of Directors reviews and approves compliance policies, which include American Express’ Compliance Risk Tolerance Statement. In addition, the Audit and Compliance Committee reviews the effectiveness of the American Express Corporate-wide Compliance Risk Management Program. More broadly, this committee is responsible for assisting the Board in its oversight responsibilities relating to the integrity of financial statements and financial reporting process; internal and external auditing, including the qualifications and independence of the independent registered public accounting firm and the performance of internal audit services function; and the integrity of systems of internal controls.
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
As defined in the ERM policy, American Express follows the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk-taking. Business unit presidents, the Chief Credit Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense. The second line comprises independent functions overseeing risk-taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks.
In addition, the Asset-Liability Committee, chaired by American Express’ Chief Financial Officer, is responsible for managing market, liquidity and asset/liability risk, capital and resolution planning.
American Express Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.

Credit Risk Management Process
Credit risk is defined as the risk of loss due to obligor or counterparty default or changes in the credit quality of a counterparty. American Express manages the overall credit risk exposure associated with the Card Member receivables and loans purchased by Credco. Credco is exposed to credit risk through the Card Member receivables and Card Member loans it purchases generally without recourse, as well as through its participation interests in Card Member receivables. Since Credco’s portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations and social segments, its risk is reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in Card Member receivables and Card Member loans.
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
American Express uses the operational risk framework to identify, measure, monitor and report inherent and emerging operational risks. This framework, supervised by the ORMC, consists of (a) operational risk event capture, (b) a project office to coordinate issue management and control enhancements, (c) key risk indicators, and (d) process and entity-level risk assessments.
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
American Express views its ability to effectively mitigate compliance risk as an important aspect of its business model. American Express’ Global Compliance and Ethics organization is responsible for establishing and maintaining American Express’ corporate-wide Compliance Risk Management Program. Pursuant to this program, American Express seeks to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which it is exposed. The Compliance Risk Management Committee (CRMC), chaired by the Chief Compliance and Ethics Officer, is responsible for identifying, evaluating, managing, and escalating compliance risks. The CRMC has a dual reporting relationship directly to both the ERMC and the Audit and Compliance Committee.
American Express has a comprehensive Anti-Money Laundering program that monitors and reports suspicious activity to the appropriate government authorities. As part of that program, the Global Risk Oversight team provides independent risk assessment of the rules used by the Anti-Money Laundering team. In addition, the Internal Audit Group reviews the processes for practices consistent with regulatory guidance.

Market Risk Management Process
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:

•	Interest rate risk in its funding activities; and

•	Foreign exchange risk arising from transactions, funding, investments and earnings in currencies other than the U.S. dollar.

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

Interest rate risk arises through the funding of Card Member receivables and Card Member loans purchased with variable-rate borrowings. Interest rate exposure can vary over time through, among other things, the proportion of Credco’s total funding provided by variable- and fixed-rate debt. In addition, interest rate swaps are used from time to time to effectively convert debt issuance to (or from) variable-rate, from (or to) fixed-rate. Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 6 to Consolidated Financial Statements.
Given the nature of Credco’s business model, where Credco includes its costs of funding in both the calculation of the discount at which Credco offers to purchase receivables and in the calculation of the interest at which it lends to affiliates and where such discount and interest is determined to maintain Credco’s minimum required fixed charge coverage ratio of 1.25, there would be minimal detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates.
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
As of December 31, 2018 and 2017, foreign currency derivative instruments with total notional amounts of approximately $14.5 billion and $14 billion were outstanding, respectively. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity qualify for net investment hedge accounting.
With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts and swaps outstanding, the effect on Credco’s earnings of a hypothetical 10 percent change in the value of the U.S. dollar would be immaterial as of December 31, 2018.

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
Liquidity risk is managed at an aggregate American Express level as well as at certain subsidiaries, including Credco, in order to ensure that sufficient and accessible liquidity resources are maintained. American Express manages liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that it can continuously meet its business requirements and expected future financing obligations for at least a twelve-month period, in the event it is unable to raise new funds under its regular funding programs during a substantial weakening in economic conditions. The Funding and Liquidity Committee reviews forecasts of American Express aggregate cash positions and financing requirements, approves funding plans designed to satisfy those requirements under normal and stressed conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken.

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
In estimating these losses, American Express uses statistical and analytical models that analyze portfolio performance and reflect its judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. American Express also considers whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member receivables and loans. Refer to Note 3 to the Consolidated Financial Statements for additional information.
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
As of December 31, 2018, a 10 percent increase in Credco’s estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans, evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $17 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent Credco’s expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.

Fair Value Measurement
Credco’s Card Member receivables and Card Member loans are initially recorded at fair value when purchased from its affiliates on the Consolidated Balance Sheets and consequently result in discount revenue on the Consolidated Statements of Income. Estimating the purchase price of the Card Member receivables and Card Member loans requires management to make assumptions and apply judgments when assessing the fair value at purchase.

The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability by utilizing the three-level hierarchy of inputs to valuation techniques used to measure fair value.  Credco does not incorporate quoted market prices in the determination of fair value as they are not readily available (Level 1).  Credco measures the fair value of Card Member receivables purchased using pricing models with significant observable inputs (Level 2), and Card Member loans purchased using pricing models with significant unobservable inputs (Level 3). For additional information on Credco’s fair value hierarchy, refer to Note 7 to the Consolidated Financial Statements.

The fair value of Credco’s Card Member receivables and Card Member loans acquired is estimated using internal pricing models. Although some of the underlying inputs used in the pricing models are based on observable markets inputs, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value. Credco validates its internal pricing models quarterly through comparison with a third-party vendor’s pricing model.

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

In particular, the Tax Act is complex and requires interpretation of certain provisions to estimate the impact on Credco’s income tax expense. The estimates are based on the information available and Credco’s current interpretation of the Tax Act, and may change due to changes in interpretations and assumptions Credco makes and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, the Financial Accounting Standards Board or others regarding the Tax Act. Refer to Note 11 to the Consolidated Financial Statements for additional information.

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

OTHER MATTERS

Recently Issued Accounting Standards
Refer to the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:

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
•
the impact on American Express’ business resulting from a failure in or breach of operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt operations, reduce the use and acceptance of American Express cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;

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
Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2018. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2018, Credco’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
American Express Credit Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Express Credit Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2019

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

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2018	2017	2016
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$1,017	$760	$471
Interest income from affiliates and other	383	279	207
Finance revenue	61	48	40
Total revenues	1,461	1,087	718
Expenses
Provisions for losses	249	244	151
Interest expense	626	495	317
Interest expense to affiliates	225	58	24
Other, net	(55)	15	14
Total expenses	1,045	812	506
Pretax income	416	275	212
Income tax provision	29	878	15
Net income (loss)	$387	$(603)	$197

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2018	2017	2016
Net income (loss)	$387	$(603)	$197
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(62)	265	(107)
Other comprehensive (loss) income	(62)	265	(107)
Comprehensive income (loss)	$325	$(338)	$90

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Millions, except share data)	2018	2017
Assets
Cash and cash equivalents	$102	$196
Card Member receivables, less reserves: 2018, $167; 2017, $145	24,429	20,131
Card Member loans, less reserves: 2018, $5; 2017, $5	636	556
Loans to affiliates and other	14,136	14,527
Due from affiliates	210	189
Other assets	529	290
Total assets	$40,042	$35,889
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$826	$1,308
Short-term debt to affiliates	5,899	5,997
Long-term debt	20,447	24,153
Long-term debt to affiliates	7,523	270
Total debt	34,695	31,728
Due to affiliates	2,869	1,988
Accrued interest and other liabilities	282	302
Total liabilities	$37,846	$34,018
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of December 31, 2018 and 2017	―	―
Additional paid-in capital	161	161
Retained earnings	3,095	2,708
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2018, $34; 2017, $17	(1,060)	(998)
Total accumulated other comprehensive loss	(1,060)	(998)
Total shareholder’s equity	2,196	1,871
Total liabilities and shareholder’s equity	$40,042	$35,889

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$387	$(603)	$197
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for losses	249	244	151
Amortization of underwriting expense	25	28	23
Deferred taxes	(35)	55	14
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(90)	1,088	(39)
Other operating assets and liabilities	405	(378)	475
Net cash provided by operating activities	941	434	821
Cash Flows from Investing Activities
Net increase in Card Member receivables and Card Member loans,including held for sale	(4,984)	(1,998)	(1,059)
Net (increase) decrease in loans to affiliates and other	(67)	(1,245)	2,973
Net increase (decrease) in due to/from affiliates	978	(1,718)	(515)
Net cash (used in) provided by investing activities	(4,073)	(4,961)	1,399
Cash Flows from Financing Activities
Net (decrease) increase in short-term debt	(482)	(1,685)	873
Net (decrease) increase in short-term debt to affiliates(a)	(97)	1,414	(861)
Proceeds from long-term debt	―	8,438	3,791
Principal payments of long-term debt	(3,647)	(4,900)	(4,961)
Proceeds from long-term debt to affiliates(a)	11,812	270	―
Principal payments of long-term debt to affiliates	(4,546)	―	―
Net cash provided by (used in) financing activities	3,040	3,537	(1,158)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(9)	75	(24)
Net (decrease) increase in cash, cash equivalents and restricted cash	(101)	(915)	1,038
Cash, cash equivalents and restricted cash at beginning of period	296	1,211	173
Cash, cash equivalents and restricted cash at end of period	$195	$296	$1,211

Supplementary cash flow information
Non-cash Investing activity
Replacement of due from affiliate balance with new loan arrangement with affiliates(b)	$	―	$2,129	$	―

Cash, cash equivalents and restricted cash reconciliation	Dec-18		Dec-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets		$102	$196		$1,211
Restricted cash included in Other assets per Consolidated Balance Sheets (c)		93	100		―
Total cash, cash equivalents and restricted cash		$195	$296		$1,211

(a)
Pursuant to the revision of the master note arrangement with American Express Company during the fourth quarter of 2018, Credco has changed the classification of the net borrowings from short-term debt to affiliates to long-term debt to affiliates. Refer to Note 9 for additional information.

(b)
To more effectively manage inter-affiliate funding, Credco entered into new loan agreements in July 2017 with American Express Limited and American Express International, Inc. The new loans were funded by the assignment of its existing loan to American Express Company and its outstanding due from affiliate balance with TRS.

(c)	Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

					Accumulated
				Additional	Other
Three Years Ended December 31, 2018		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of December 31, 2015	$2,119	$	―	$161	$(1,156)	$3,114
Net income	197					197
Other comprehensive loss	(107)				(107)
Balances as of December 31, 2016	2,209		―	161	(1,263)	3,311
Net loss	(603)					(603)
Other comprehensive income	265				265
Balances as of December 31, 2017	1,871		―	161	(998)	2,708
Net income	387					387
Other comprehensive loss	(62)				(62)
Balances as of December 31, 2018	$2,196	$	―	$161	$(1,060)	$3,095

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
Credco is engaged in the business of financing certain non-interest-earning Card Member receivables arising from the use of the American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.
Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis; however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties.
American Express provides Credco with financial support with respect to maintenance of its minimum required 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as discount revenue on the Consolidated Statements of Income.
Principles of Consolidation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.
Credco consolidates entities in which Credco holds a controlling financial interest. For voting interest entities, Credco is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity’s equity, Credco is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE’s economic performance, and (2) the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member losses on receivables and loans and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.
Discount Revenue Earned from Purchased Card Member Receivables and Card Member Loans
Credco earns discount revenue from purchasing Card Member receivables and Card Member loans at a discount to par value. The discount is deferred and recognized as revenue over the period that the receivables and loans are estimated to be outstanding or funded. Estimates are based on the historical average life of Card Member receivables and Card Member loans.
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
Interest Expense
Interest expense includes interest incurred primarily to fund Card Member receivables and Card Member loans, general corporate purposes and liquidity needs, and is recognized as incurred.
Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances, and other highly liquid investments with original maturities of 90 days or less.
Other Significant Accounting Policies
The following table identifies Credco’s other significant accounting policies, along with the related Note and page number where the Note can be found.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. Credco does not intend to early adopt the new standard. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Credco continues to evaluate the impact the new guidance will have on Credco’s financial position, results of operations, cash flows and credit ratings. Credco expects that the CECL model will alter the assumptions used in estimating credit losses on Card Member receivables and loans, and may result in material increases to Credco’s credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. However, the extent of the impact will depend on the characteristics of Credco’s loan portfolio, macroeconomic conditions and forecasted information at the date of adoption. American Express continues to be actively engaged in cross-functional implementation efforts and is in the process of developing and implementing CECL models that satisfy the requirements of the new standard, along with appropriate business processes and controls.
In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from AOCI to retained earnings. The optional reclassification is effective January 1, 2019. Credco is evaluating the new guidance along with any impacts on Credco’s financial position, results of operations and cash flows, none of which are expected to be material.
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
Note 2 – Card Member Receivables and Card Member Loans

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

Card Member receivables as of December 31, 2018 and 2017 consisted of:
(Millions)	2018	2017
Global Consumer Services Group (a)	$8,485	$5,384
Global Commercial Services (b)	16,111	14,892
Card Member receivables (c)	24,596	20,276
Less: Reserve for losses	167	145
Card Member receivables, net (d)	$24,429	$20,131

(a)	Comprised of U.S. and International Consumer Services.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $68 million and $43 million as of December 31, 2018 and 2017, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

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

Card Member loans as of December 31, 2018 and 2017 consisted of:
(Millions)	2018	2017
Global Consumer Services Group (a)	$641	$561
Less: Reserve for losses	5	5
Card Member loans, net (b)	$636	$556

(a)	Comprised of International Consumer Services.
(b)	Card Member loans modified in a TDR program were immaterial.

Card Member Receivables and Card Member Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of December 31, 2018 and 2017:
		30-59	60-89
		Days	Days	90+ Days
2018 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,432	$17	$12	$24	$8,485
Global Commercial Services
Global Small Business Services	1,787	7	4	7	1,805
Global Corporate Payments (a)	(b)	(b)	(b)	103	14,306
Card Member Loans:
Global Consumer Services Group	$636	$2	$1	$2	$641

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		30-59	60-89
		Days	Days	90+ Days
2017 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$5,336	$18	$11	$19	$5,384
Global Commercial Services
Global Small Business Services	1,397	5	4	6	1,412
Global Corporate Payments (a)	(b)	(b)	(b)	112	13,480
Card Member Loans:
Global Consumer Services Group	$557	$1	$1	$2	$561
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

Credit Quality Indicators for Card Member Receivables and Card Member Loans

The following tables present the key credit quality indicators as of or for the years ended December 31:
	2018		2017
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
Global Consumer Services Group	1.14%	0.62%	1.01%	0.89%
Global Small Business Services	1.34%	1.00%	1.11%	1.06%
Card Member Loans:
Global Consumer Services Group	1.03%	0.78%	1.24%	0.71%

	2018			2017
	Net Loss Ratio as a % of Charge Volume		90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume		90+ Days Past Billing as a % of Receivables

		(b)			(b)
Card Member Receivables:
Global Corporate Payments	0.08%		0.72%	0.08%		0.83%

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

Card Member receivables and Card Member loans balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member receivables and Card Member loans in bankruptcy or owed by deceased individuals are generally written off upon notification.

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:
(Millions)	2018	2017	2016
Balance, January 1	$145	$110	$114
Provisions	243	238	145
Other credits(a)	53	58	20
Net write-offs(b)	(238)	(198)	(146)
Other debits(c)	(36)	(63)	(23)
Balance, December 31	$167	$145	$110
(a)
Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $9.8 billion, $9.4 billion and $5.4 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)	Net of recoveries of $119 million, $95 million and $91 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $6.2 billion, $9.4 billion and $5.7 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2018	2017	2016
Balance, January 1	$5	$5	$4
Provisions	6	6	6
Net write-offs(a)	(6)	(6)	(5)
Balance, December 31	$5	$5	$5
(a)	Net of recoveries of $1.8 million for the year ended December 31, 2018, and $1.0 million for both the years ended December 31, 2017 and 2016.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:
	2018		2017
		Year-End Stated		Year-End Stated
	Outstanding	Interest Rate on	Outstanding	Interest Rate on
(Millions, except percentages)	Balance	Debt(a)	Balance	Debt(a)
Commercial paper(b)	$752	2.71%	$1,168	1.54%
Other short-term borrowings(c)	74	2.39	140	1.27
Total	$826	2.68%	$1,308	1.51%
(a)	For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2018 and 2017.
(b)	Average commercial paper outstanding was $228 million and $1,076 million in 2018 and 2017, respectively.
(c)	Represents interest-bearing overdrafts with banks.

Long-Term Debt

Credco’s long-term debt outstanding (excluding long-term debt to affiliates), defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:
	Original Contractual Maturity Dates	2018					2017
		Outstanding Balance		Year-End Interest Rate on Debt	Year-End Interest Rate with Swaps		Outstanding Balance		Year-End Interest Rate on Debt	Year-End Interest Rate with Swaps

(Millions, except
percentages)			(a)	(b)		(b)(c)		(a)	(b)		(b)(c)
Fixed Rate Senior Notes	2019-2027	$16,677		2.28%	3.06%		$19,652		2.24%	2.27%
Floating Rate Senior Notes	2019-2022	3,800		3.31	―		4,550		2.09	―
Unamortized Underwriting Fees		(30)					(49)
Total Long-Term Debt		$20,447		2.47%			$24,153		2.21%
(a)
The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 6 for more details on Credco’s treatment of fair value hedges.

(b)	For floating-rate issuances, the stated interest rate on debt is weighted based on outstanding principal balances and interest rates in effect as of December 31, 2018 and 2017.
(c)
Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2018 and 2017.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTs

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2018 were as follows:
(Millions)
2019	$7,150
2020	6,600
2021	2,890
2022	2,050
2023	―
Thereafter	2,000
Total	20,690
Unamortized Underwriting Fees	(30)
Unamortized Discount	(29)
Impacts due to Fair Value Hedge Accounting	(184)
Total Long-Term Debt	$20,447

Credco maintained a bank line of credit of $3.5 billion as of both December 31, 2018 and 2017, all of which was undrawn as of the respective dates. These undrawn amounts support contingent funding needs. Credco paid $2.5 million and $6.0 million in fees to maintain these lines for the years ended December 31, 2018 and 2017, respectively. The availability of the credit line is subject to compliance with certain financial covenants, including the maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.49 for the year ended December 31, 2018. As of December 31, 2018 and 2017, Credco was not in violation of any of its debt covenants.
The committed facility does not contain material adverse change clauses that would preclude borrowing under the credit facility. Additionally, the facility may not be terminated should there be a change in Credco’s credit ratings.
Credco paid total interest, primarily related to short- and long-term debt, and corresponding interest rate swaps of $0.6 billion, $0.5 billion and $0.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:

•	Interest rate risk in its funding activities; and
•	Foreign exchange risk arising from earnings, funding, transactions and investments in currencies other than the U.S. dollar.

American Express centrally monitors market risks using market risk limits and escalation triggers as defined in its Asset/Liability Management Policy.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate risk primarily arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings, as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime, LIBOR and the overnight indexed swap rate. Interest rate exposure within charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by funding foreign currency Card Member receivables and loans with U.S. dollars, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economical, through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through the use of foreign exchange forwards executed either by Credco or TRS.
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
Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of Credco’s derivative assets and liabilities as of December 31, 2018 and 2017 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets. To further mitigate counterparty credit risk, Credco exercises its rights under executed credit support agreements with the respective derivative counterparties for most of its bilateral interest rate swaps. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow counterparties to terminate the agreement in the event of a downgrade of Credco’s debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2018, these derivatives were not in a net liability position. Credco has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. Based on Credco’s assessment of the credit risk of its derivative counterparties as of December 31, 2018 and 2017, no credit risk adjustment to the derivative portfolio was required.
Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 7 for a description of Credco’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:
	Other Assets				Other Liabilities
	Fair Value				Fair Value
(Millions)	2018		2017		2018		2017
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)(b)	$	―	$	―	$	―	$	―
Net investment hedges - Foreign exchange contracts		57		54		10		38
Total derivatives designated as hedging instruments		57		54		10		38
Derivatives not designated as hedging instruments:
Foreign exchange contracts		220		9		6		57
Total derivatives, gross		277		63		16		95
Less: Derivative asset and derivative liability netting (c)		(11)		(26)		(11)		(26)
Total derivatives, net		$266		$37		$5		$69

(a)	For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)
Credco posted $55 million and $115 million as of December 31, 2018 and December 31, 2017, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.

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
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $13.8 billion and $16.2 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2018 and 2017, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains or losses on the fair value hedging instrument principally offset the losses or gains on the hedged item attributable to the hedged risk. The changes in the fair value of the derivative and the changes in the hedged item may not fully offset due to differences between a debt obligation’s interest rate and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the fair value of the interest rate swap. Furthermore, the difference may be caused by changes in 1-month LIBOR, 3-month LIBOR and the overnight indexed swap rate, as spreads between these rates impact the fair value of the interest rate swap without an exact offsetting impact to the fair value of the hedged debt.
The following table presents the gains and losses associated with the fair value hedges of Credco’s fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2018		2017	2016
	Interest Expense	(a)	Other expenses	Other expenses
Fixed-rate long-term debt	$29		$100	$91
Derivatives designated as hedging instruments	(13)		(129)	(102)
Total	$16		$(29)	$(11)

(a)
Credco adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Interest expense. Refer to Note 1 for additional information.

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $13.5 billion and $16.0 billion as of December 31, 2018 and 2017, respectively, including offsetting amounts of $184 million and $155 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
Credco recognized a net increase of $75 million in Interest expense on Long-term debt for the year ended December 31, 2018, and net reductions of $53 million and $126 million for the years ended December 31, 2017 and 2016, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. Credco had notionals of approximately $2.9 billion and $3.0 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2018 and 2017, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was a gain of $127 million, a loss of $174 million and a gain of $80 million for the years ended December 31, 2018, 2017 and 2016, respectively. No amounts associated with net investment hedges were reclassified from AOCI into income for the years ended December 31, 2018, 2017 and 2016.
Derivatives Not Designated as Hedges
Credco has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed-upon rate for settlement on a specified date.
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gains of $59 million, $21 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are recognized in Other expenses.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Fair Values
Fair value is defined as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the principal or, in the absence of a principal, most advantageous market for the specific asset or liability.
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
•
Level 3 – Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For the years ended December 31, 2018 and 2017, there were no Level 3 transfers.
Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:
(Millions)	2018	2017
Assets:
Derivatives, gross (a)	$277	$63
Total assets	277	63
Liabilities:
Derivatives, gross (a)	16	95
Total liabilities	$16	$95
(a)	Refer to Note 6 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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
Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of Credco’s credit quality or that of its counterparties. Credco considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 6 for additional fair value information.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table summarizes the estimated fair value for Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2018 and 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2018 and 2017 and require management judgment. These figures may not be indicative of future fair values, nor can Credco’s fair value be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$0.1	$0.1		$0.1	$	―	$	―
Other financial assets(b)	24.9	24.9		0.1		24.8		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.1	14.1		―		7.4		6.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.0	9.0		―		9.0		―
Financial liabilities carried at other than fair value
Long-term debt	20.4	20.5		―		20.5		―
Long-term debt to affiliates	$7.5	$7.3	$	―		$7.3	$	―

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$0.2	$0.2		$0.2	$	―	$	―
Other financial assets(b)	20.6	20.6		0.1		20.5		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.5	14.4		―		10.0		4.4
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	8.6	8.6		―		8.6		―
Financial liabilities carried at other than fair value
Long-term debt	24.2	24.5		―		24.5		―
Long-term debt to affiliates	$0.3	$0.3	$	―		$0.3	$	―
(a)	Amounts reflect interest-bearing deposits.
(b)	Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.

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
Financial Assets Carried At Other Than Fair Value
Card Member loans
Card Member loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for Credco’s Card Member loans, Credco uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar loans and the lack of observable pricing inputs thereof, Credco uses various inputs to estimate fair value. Such inputs include projected income, discount rates and relevant credit losses.

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
Financial Liabilities Carried At Other Than Fair Value
Long-term debt
Long-term debt, including with affiliates, is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for (i) unamortized discount and unamortized fees, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. The fair value of Credco’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly-traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly-traded debt markets of similar terms and comparable credit risk, Credco uses market interest rates and adjusts those rates for necessary risks, including Credco’s own credit risk. In determining an appropriate spread to reflect Credco’s credit standing, Credco considers credit default swap spreads, bond yields of other long-term debt offered by Credco, and interest rates currently offered to Credco for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

During the years ended December 31, 2018 and 2017, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

Note 8 – Variable Interest Entity
Credco established a VIE, American Express Canada Credit Corporation (AECCC), primarily to issue notes in Canada under a medium-term note program and lend the proceeds to affiliates. The notes issued under the medium-term note program are fully guaranteed by Credco. The prospectus for this program expired in September 2014 and was not renewed. Credco is considered the primary beneficiary of the entity and owns all of the outstanding voting interests and, therefore, consolidates the entity.
As of December 31, 2018 and 2017, total assets of AECCC were $0.4 million and $466 million, respectively, and total liabilities were nil and $457 million, respectively, none of which were eliminated in consolidation. In March 2018, the funds lent by AECCC were repaid by the affiliates and used to satisfy the scheduled maturity of notes issued under the medium-term note program.
 Note 9 – Transactions with Affiliates
As described below, Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis. However, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent parties.
In 2018, 2017 and 2016, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $299 billion, $262 billion and $225 billion, respectively. In 2018, 2017 and 2016, Credco sold Card Member receivables and participating interests to affiliates totaling $6.2 billion, $9.4 billion and $5.7 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $1.0 billion, $0.8 billion and $0.5 billion for the years ended December 31, 2018, 2017 and 2016, respectively. The receivables agreements require TRS and its subsidiaries to perform servicing, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, CRC owned approximately $6.7 billion and $4.1 billion, respectively, of participation interests purchased from RFC VIII.

Transactions with affiliates as of or for the years ended December 31, were as follows:
(Millions, except percentages)	2018	2017	2016
Loans to affiliates and other	$14,136	$14,527		$10,659
Average interest rate on loans to affiliates and other	2.79%	2.19%		1.78%
Due from affiliates	$210	$189		$997
Restricted cash with affiliates	93	100		―
Short-term debt to affiliates	5,899	5,997		4,559
Average interest rate on short-term debt to affiliates	2.09%	1.04%		0.49%
Maximum month-end level of short-term debt during the year	$14,216	$8,377		$5,091
Long term debt to affiliates	7,523	270		―
Average interest rate on long-term debt to affiliates	2.69%	0.23%		―
Maximum month-end level of long-term debt during the year	$8,725	$270	$	―
Due to affiliates	2,869	1,988		1,517
Maximum month-end level of loans to affiliates during the year	14,136	14,527		13,083
Interest income from affiliates and other	383	279		207
Interest expense to affiliates	225	58		24
Other, net expense	2	2		1
Interest paid on short-term and long-term debt	$198	$54		$21

Credco’s loans to affiliates represent floating-rate interest-bearing intercompany borrowings by American Express Company, other wholly owned subsidiaries of TRS and the American Express joint ventures. Revenue earned from loans to affiliates and other is recorded as interest income from affiliates and other in the Consolidated Statements of Income. As of December 31, 2018 and 2017, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates and other as of December 31 were as follows:
(Millions)	2018	2017
American Express Limited	$3,847	$3,847
American Express Services Europe Limited	3,552	2,747
American Express Australia Limited	1,839	1,616
Amex Bank of Canada	1,334	1,737
American Express International, Inc.	1,243	1,180
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	463	812
American Express International, Inc. – Branch – Singapore	383	124
American Express Bank (Mexico) S.A.	348	325
Alpha Card S.C.R.L./C.V.B.A.	114	138
American Express International (NZ), Inc.	72	80
American Express Saudi Arabia (C) JSC	53	34
Amex Funding Management (Europe) Limited	―	38
American Express Company	―	961
Total (a)	$14,136	$14,527
(a)	As of December 31, 2018 and 2017, approximately $7.2 billion and $5.0 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.
Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of December 31, 2018, due to affiliates primarily represents tax liability on account of the Tax Act. Refer to Note 11 to the Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, the amount of interest-bearing restricted cash was $93 million and $100 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.

Short-term debt to affiliates consists primarily of master note agreements payable on demand. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of December 31 were as follows:
(Millions)	2018	2017
AE Exposure Management Limited	$5,122	$4,548
American Express Europe LLC	517	765
American Express Holdings Netherlands CV	192	192
Accertify Inc.	68	48
American Express Swiss Holdings GmbH	―	444
Total	$5,899	$5,997

Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. During the fourth quarter of 2018, the master note arrangement with American Express Company was amended to exclude a ‘payable on demand’ clause. This revision in the agreement resulted in a change in the classification of the net borrowings from short-term debt to affiliates to long-term debt to affiliates. The net borrowings from American Express Company were nil as on December 31, 2017. Components of long-term debt to affiliates as of December 31 were as follows:
	2018		2017
	Outstanding Balance	Year-End Stated Interest Rate on Debt	Outstanding Balance		Year-End Stated Interest Rate on Debt

(Millions, except percentages)
American Express Company(a)	$7,240	3.32%	$	―	―	%
Amex Funding Management (Europe) Limited(b)	283	0.28		―	―
LB Luxembourg Two S.a.r.l.	―	―		270	0.22
Total	$7,523	3.20%		$270	0.22%
.
(a)	Amounts payable by November 2023.
(b)	Amounts payable by September 2021.

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $305 million, $234 million and $253 million for the years ended December 31, 2018, 2017 and 2016, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Changes in Accumulated Other Comprehensive Income

AOCI is a balance sheet item in the Shareholder’s Equity section on Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three years ended December 31 were as follows:
Foreign
Currency
Translation
Adjustment
(Millions), net of tax	(losses) gains
Balances as of December 31, 2015	$(1,156)
Net translation loss of investments in foreign operations	(187)
Net gains related to hedges of investments in foreign operations	80
Net change in accumulated other comprehensive loss	(107)
Balances as of December 31, 2016	(1,263)
Net translation gain of investments in foreign operations(a)	439
Net losses related to hedges of investments in foreign operations	(174)
Net change in accumulated other comprehensive loss	265
Balances as of December 31, 2017	(998)
Net translation loss of investments in foreign operations	(189)
Net gains related to hedges of investments in foreign operations	127
Net change in accumulated other comprehensive loss	(62)
Balances as of December 31, 2018	$(1,060)

(a)	Includes $289 million of tax benefit recognized in the year ended December 31, 2017 (refer to Note 11).

The following table shows the tax impact for the three years ended December 31 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
(Millions)	2018	2017	2016
Net translation on investments in foreign operations(a)	$(23)	$(209)	$49
Net hedges of investments in foreign operations	40	(103)	48
Total tax impact	$17	$(312)	$97

(a)	Includes $289 million of tax benefit recognized in the year ended December 31, 2017 (refer to Note 11).
No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The Tax Act, enacted by the U.S. government on December 22, 2017, made broad and complex changes to the U.S. tax code which required time to interpret. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act required under ASC 740, “Implementation Guidance on Accounting for Uncertainty in Income Taxes” to be reported in the period of enactment. Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements. For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.
In 2017, Credco recorded a net discrete tax charge of $858 million related to the Tax Act that was accounted for as a provisional estimate under SAB 118. Credco has completed its assessment of and accounting for the Tax Act, and recorded a net discrete tax benefit of $23 million for the year ended December 31, 2018, which represents the final adjustment to Credco’s 2017 original provisional estimate, which is further explained below.

1.
Impacts of the Deemed Repatriation: In 2017, Credco recorded a provisional tax charge of $737 million related to the one-time transition tax on unrepatriated post-1986 accumulated earnings and profits (E&P) of certain foreign subsidiaries. Credco has completed its assessment of the transition tax, which resulted in an additional tax charge of $2 million to its original estimate of $737 million. Credco also recorded a provisional deferred tax liability of $105 million to account for the state income and foreign withholding tax on potential future cash dividends paid from such E&P. Credco has completed its assessment and reduced the deferred tax liability for state income and foreign withholding taxes related to certain foreign subsidiaries, which resulted in a discrete tax benefit adjustment of $25 million to its original provisional estimate.

2.
Remeasurement of Deferred Tax Assets and Liabilities: In 2017, Credco recorded a provisional deferred tax charge of $16 million related to the remeasurement of its U.S. federal net deferred tax assets to reflect the change in the corporate tax rate from 35 percent to 21 percent, as well as other provisions of the Tax Act. Credco has completed its assessment of the remeasurement of deferred tax assets and liabilities which resulted in no change to its original estimate.

The global intangible low tax income (GILTI) provisions of the Tax Act impose a minimum tax on foreign income in excess of a deemed return on tangible assets. Credco has elected to account for GILTI as a current period expense when incurred.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:
(Millions)	2018	2017	2016
Current income tax expense (benefit):
U.S. federal	$(14)	$785	$(4)
U.S. state and local	(6)	15	(6)
Non-U.S.	84	24	11
Total current income tax expense	64	824	1
Deferred income tax (benefit) expense:
U.S. federal	(28)	58	10
U.S. state and local	1	1	1
Non-U.S.	(8)	(5)	3
Total deferred income tax (benefit) expense	(35)	54	14
Total income tax expense	$29	$878	$15

A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2018, and 35 percent as of both December 31, 2017 and 2016, to Credco’s actual income tax rate on continuing operations was as follows:
	2018	2017	2016
U.S. statutory federal income tax rate	21.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
State and local income taxes, net of federal benefit	(0.4)	(0.3)	(0.5)
Non-U.S. subsidiaries earnings(a)	(8.7)	(25.7)	(25.1)
Tax settlements(b)	―	(1.1)	(1.4)
U.S. Tax Act(c)	(5.6)	311.6	―
Other(d)	0.7	(0.2)	(0.9)
Actual tax rate	7.0%	319.3%	7.1%

(a)
Results for 2018 reflect the reduction in the U.S. federal statutory tax rate and the impact of certain prior years’ tax item. Results for 2017 and 2016 primarily included tax benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.

(b)	Relates to the resolution of tax matters in various jurisdictions.
(c)	Relates to the $858 million charge in 2017 for the impacts of the Tax Act and the adjustments thereto in 2018.
(d)	Results for all years include the impact of prior year tax returns filed in the current year.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:
(Millions)	2018	2017
Deferred tax assets:
Reserves not yet deducted for tax purposes	$36	$26
State income taxes	7	5
Foreign exchange loss	42	7
Other	29	―
Gross deferred tax assets	114	38
Deferred tax liabilities:
Investment in foreign subsidiaries(a)	77	105
Gross deferred tax liabilities	77	105
Net deferred tax assets (liabilities)	$37	$(67)

(a)	Deferred state income and foreign withholding tax consequences of future cash distributions from non-U.S. subsidiaries.

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
Credco is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which it has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In 2018, Credco settled its US federal income tax audits for tax years 2008-2014, and the statute of limitations for these years remain open through 2019. Tax years from 2015 onwards are open for examination by the IRS.
The following table presents changes in unrecognized tax benefits:
(Millions)	2018	2017	2016
Balance, January 1	$24	$308	$211
Increases:
Current year tax positions	4	8	79
Tax positions related to prior years	46	―	24
Decreases:
Tax positions related to prior years (a)	―	(289)	(1)
Settlements with tax authorities	―	―	(1)
Lapse of statute of limitations	(1)	(3)	(4)
Balance, December 31	$73	$24	$308
(a)	Decrease due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in shareholder’s equity, specifically within AOCI.

Included in the unrecognized tax benefits of $73 million, $24 million and $308 million for December 31, 2018, 2017 and 2016, respectively, are approximately $52 million, $19 million and $12 million, respectively, that if recognized, would favorably affect the effective tax rate in a future period.

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
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the year ended December 31, 2018, Credco recognized an immaterial amount for interest and penalties. For the years ended December 31, 2017 and 2016, Credco recognized tax benefits of approximately $1 million and $2 million, respectively, for interest and penalties. Credco had approximately $5 million accrued for the payment of interest and penalties as of both December 31, 2018 and 2017.
Current taxes due to American Express or affiliates as of December 31, 2018 and 2017 were $727 million and $786 million, respectively. The amount due to American Express for 2018 includes a $731 million payable related to the deemed repatriation tax.
	Payments due by year
(Millions)	2019	2020 - 2021	2022 – 2023	2024 and thereafter	Total
Deemed repatriation tax(a)	$63	$116	$116	$436	$731

(a)
Represents Credco’s estimated obligation under the Tax Act to pay the deemed repatriation tax to American Express on certain non-U.S. earnings over eight years starting in 2018. This amount does not reflect other related non-cash accruals.

Net income taxes paid by Credco during 2018 were approximately $144 million and net income taxes refunded to Credco during 2017 were approximately $308 million.
Note 12 – Significant Credit Concentrations

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Credco’s total credit exposure. Credco’s primary credit exposure, Card Member receivables, Card Member loans and loans to affiliates and other, is diversified among its affiliated companies with Card Members that operate in diverse industries, economic sectors and geographic regions.

The following table details Credco’s maximum credit exposure of the on-balance sheet assets by category, as of December 31:
(Billions)	2018	2017
On-balance sheet:
Loans to affiliates and other	$14	$15
Institutions(a)	14	13
Individuals(b)	11	7
Financial Services(c)	1	1
Total on-balance sheet	$40	$36
(a)	Primarily reflects Card Member receivables from other corporate institutions, which are governed by institutional credit risk management.
(b)	Primarily reflects Card Member receivables and loans, which are governed by individual credit risk management.
(c)	Represents banks, broker-dealers, insurance companies and savings and loan associations.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, Credco’s most significant concentration of credit risk was with Loans to affiliates and Corporate institutions, including Card Member receivables. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS generally advances these amounts on an unsecured basis. However, TRS reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS also considers, on behalf of Credco, credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details Credco’s Card Member receivables and loans exposure in the United States and outside the United States as of December 31:
(Billions)	2018	2017
United States	$18	$15
Outside the United States	7	6
Total	$25	$21

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

The following table presents Credco’s revenues and pretax income in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:
(Millions)	2018	2017	2016
Revenues
United States	$1,033	$779	$440
Outside the United States	428	308	278
Consolidated	$1,461	$1,087	$718
Pretax income
United States	$28	$9	$16
Outside the United States	388	266	196
Consolidated	$416	$275	$212

Note 14 – Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2018 and 2017 are summarized as follows:
(Millions)	2018				2017
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$406	$386	$351	$318	$296	$286	$253	$252
Pretax income	108	107	93	108	72	85	52	66
Net income (loss) (a)	$61	$109	$88	$129	$(791)	$72	$57	$59
(a)	Beginning with the fourth quarter of 2017, includes impact of the Tax Act (refer to Note 11).

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the year ended December 31, 2018, approximately 123 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and reservations were booked at two hotels that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

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

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2018.
Each year, the Audit and Compliance Committee reviews the accounting firm’s qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2014.
Audit Fees
The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $708,532 and $928,951 for the years ended December 31, 2018 and 2017, respectively.
Audit-Related Fees
Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2018 or 2017.
Tax Fees
Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2018 or 2017.
All Other Fees
Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2018 or 2017.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm are subject to the pre-approval of the Audit and Compliance Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit and Compliance Committee in accordance with pre-approval procedures established by the Committee. In accordance with SEC rules, the Audit and Compliance Committee’s pre-approval procedures have two different approaches to pre-approving audit and permitted non-audit services performed by Credco’s independent registered public accounting firm. The Audit and Compliance Committee specifically pre-approves the terms and fees of the planned annual audit and permitted non-audit services that are to be performed by Credco’s independent registered public accounting firm. Other proposed engagements may be pre-approved up to an aggregate fee threshold, pursuant to procedures established by the Audit and Compliance Committee that are detailed as to the particular and defined classes of services without consideration by the Committee of the specific case-by-case services to be performed. Credco refers to this pre-approval method as “general pre-approval” and such pre-approved engagements are reported to the Audit and Compliance Committee at least quarterly. The procedures also require all proposed engagements of Credco’s independent registered public accounting firm for services of any kind that have not received specific or general pre-approval as described above be approved by the Audit and Compliance Committee (or, should a time-sensitive need arise, its Chair) prior to the beginning of any such services. All services provided by Credco’s independent registered public accounting firm have been pre-approved in accordance with these procedures. The Audit and Compliance Committee has reviewed that the services performed by Credco’s independent registered public accounting firm and the related fees were consistent with the maintenance of its independence.
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

		See Index to the Financial Statements on page 30.

	2.	Exhibits:

		See Exhibit Index.

ITEM 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: March 1, 2019	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 1, 2019	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer and Director

Date:	March 1, 2019	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer

Date:	March 1, 2019	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date:	March 1, 2019	By	/s/ Vivian Y. Zhou
Vivian Y. Zhou
Director

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K
Exhibit No.	Description	How Filed

3(a)	Registrant's Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant's By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant's Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(b)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Form of Note with optional redemption provisions	Incorporated by reference to Exhibit 4(c) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(d)	Form of Note with optional redemption and sinking fund provisions	Incorporated by reference to Exhibit 4(d) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(e)	Form of Original Issue Discount Note with optional redemption provisions	Incorporated by reference to Exhibit 4(e) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(f)	Form of Zero Coupon Note with optional redemption provisions	Incorporated by reference to Exhibit 4(f) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(g)	Form of Variable Rate Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(g) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(h)	Form of Extendible Note with optional redemption and repayment provisions	Incorporated by reference to Exhibit 4(h) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(i)	Form of Fixed Rate Note	Incorporated by reference to Exhibit 4(i) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(j)	Form of Floating Rate Note	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(k)	Form of Global Fixed Rate Note	Incorporated by reference to Exhibit 4(v) to Registrant's Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(l)	Form of Global LIBOR Floating Rate Note	Incorporated by reference to Exhibit 4(w) to Registrant's Current Report on Form 8-K (Commission File No. 1-6908) dated May 14, 2003.

4(m)	Form of extendible monthly securities	Incorporated by reference to Exhibit 4(n) to Registrant's Current Report on Form 8-K (Commission File No. 1-6908) dated June 22, 2006.

4(n)	Conditions of Notes to be issued outside the United States under the Registrant's Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(o)	Trust Indenture providing for the issuance of Medium-Term Notes dated as of October 28, 2005	Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(p)	First Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(q)	Second Supplemental Indenture dated as of January 22, 2008	Incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended September 30, 2009.

4(r)	Form of Permanent Global Registered Fixed-Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(i) to Registrant's Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(s)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series D	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).
4(t)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(i) to Registrant's Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(u)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series E	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 dated June 18, 2012 (File No. 333-182197).

4(v)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(i) to Registrant's Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(w)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(x)	Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated November 22, 2016	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8.K (Commission File No. 1-6908) dated November 15, 2016.

4(y)	Form of Global Note for the Registrant's 0.625% Senior Notes due 2021	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8.K (Commission File No. 1-6908) dated November 15, 2016.

4(z)	Second Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated as of November 30, 2016	Incorporated by reference to Exhibit 4(aa) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2016.

4(aa)	Form of Permanent Registered Fixed Rate Global Note	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).
4(bb)	Form of Permanent Registered Floating Rate Global Note	Incorporated by reference to Exhibit 4(k) to Registrant's Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).

4(cc)
The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document	Electronically filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.

E-4