Form 10-Q
period 2019-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2019-05-03
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                                                                                        ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
2.375 percent Medium-Term Senior Notes Series F, due May 26, 2020	AXP/20	New York Stock Exchange
0.625 percent Senior Notes, due 2021	AXP/21	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 3, 2019
Common Stock (par value $0.10 per share)	1,504,938 Shares

Throughout this report the term “Credco” refers to American Express Credit Corporation and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions)	2019	2018
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$303	$214
Interest income from affiliates and other	110	89
Finance revenue	19	15
Total revenues	432	318
Expenses
Provisions for losses	63	64
Interest expense	169	131
Interest expense to affiliates	104	29
Other, net	(23)	(14)
Total expenses	313	210
Pretax income	119	108
Income tax provision (benefit)	16	(21)
Net income	$103	$129

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended March 31 (Millions)	2019	2018
Net income	$103	$129
Other comprehensive income:
Foreign currency translation adjustments, net of tax	7	10
Other comprehensive income	7	10
Comprehensive income	$110	$139

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Millions, except share data)	2019	2018
Assets
Cash and cash equivalents	$65	$102
Card Member receivables, less reserves: 2019, $175; 2018, $167	25,832	24,429
Card Member loans, less reserves: 2019, $6; 2018, $5	637	636
Loans to affiliates and other	14,235	14,136
Due from affiliates	19	210
Other assets	274	529
Total assets	$41,062	$40,042
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$93	$826
Short-term debt to affiliates	6,352	5,899
Long-term debt	18,259	20,447
Long-term debt to affiliates	10,581	7,523
Total debt	35,285	34,695
Due to affiliates	3,059	2,869
Accrued interest and other liabilities	412	282
Total liabilities	$38,756	$37,846
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued
and outstanding 1.5 million shares as of March 31, 2019 and December 31, 2018	―	―
Additional paid-in capital	161	161
Retained earnings	3,198	3,095
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2019, $19; 2018, $34	(1,053)	(1,060)
Total accumulated other comprehensive loss	(1,053)	(1,060)
Total shareholder’s equity	2,306	2,196
Total liabilities and shareholder’s equity	$41,062	$40,042

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31(Millions)				2019	2018
Cash Flows from Operating Activities
Net income				$103	$129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for losses				63	64
Amortization of underwriting expense				6	7
Deferred taxes				(3)	(42)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates				18	23
Other operating assets and liabilities				153	(290)
Net cash provided by (used in) operating activities				340	(109)
Cash Flows from Investing Activities
Net increase in Card Member receivables and Card Member loans				(1,396)	(4,527)
Net decrease in loans to affiliates and other				130	1,365
Net increase in due to/from affiliates				358	1,083
Net cash used in investing activities				(908)	(2,079)
Cash Flows from Financing Activities
Net decrease in short-term debt				(733)	(1,166)
Net increase in short-term debt to affiliates(a)				453	3,796
Principal payments of long-term debt				(2,250)	(447)
Proceeds from long-term debt to affiliates(a)				8,379	―
Principal payments of long-term debt to affiliates(a)				(5,318)	―
Net cash provided by financing activities				531	2,183
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash				2	(1)
Net decrease in cash, cash equivalents and restricted cash				(35)	(6)
Cash, cash equivalents and restricted cash at beginning of period				195	296
Cash, cash equivalents and restricted cash at end of period				$160	$290

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Mar-19	Dec-18		Mar-18	Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$65	$102	$	191 $	196
Restricted cash included in Other assets per Consolidated Balance Sheets(b)	95	93		99	100
Total cash, cash equivalents and restricted cash	$160	$195	$	290 $	296

(a)
Pursuant to the revision of the master note arrangement with American Express Company during the fourth quarter of 2018, Credco has changed the classification of the net borrowings from short-term debt to affiliates to long-term debt to affiliates.

(b)	Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

					Accumulated
				Additional	Other
Three months ended March 31, 2019		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of December 31, 2018	$2,196	$	―	$161	$(1,060)	$3,095
Net income	103		―	―	―	103
Other comprehensive income	7		―	―	7	―
Balances as of March 31, 2019	$2,306	$	―	$161	$(1,053)	$3,198

					Accumulated
				Additional	Other
Three months ended March 31, 2018		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of December 31, 2017	$1,871	$	―	$161	$(998)	$2,708
Net income	129		―	―	―	129
Other comprehensive income	10		―	―	10	―
Balances as of March 31, 2018	$2,010	$	―	$161	$(988)	$2,837

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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Credco’s Annual Report on Form 10-K for the year ended December 31, 2018. If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

RECENTLY  ISSUED  AND  ADOPTED  ACCOUNTING  STANDARDS
Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Credco continues to evaluate the impact the new guidance will have on Credco’s financial position and results of operations. The CECL model will alter the assumptions used in estimating credit losses on Card Member receivables and loans, and Credco may have material changes to its credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. However, the extent of the impact will depend on the characteristics of Credco’s loan portfolio, macroeconomic conditions and forecasted information at the date of adoption. American Express continues to drive its cross-functional implementation efforts and has substantially completed development of CECL models. Continuing through 2019, American Express is validating and analyzing model output during CECL parallel runs, and developing the business processes, policies and controls that satisfy the requirements of the new standard.
Recently Adopted Accounting Standards
In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income (AOCI) to retained earnings. Credco adopted the new guidance effective January 1, 2019 and did not elect the optional reclassification.

2.   Card Member Receivables and Card Member Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.
Card Member receivables as of March 31, 2019 and December 31, 2018 consisted of:
(Millions)	2019	2018
Global Consumer Services Group(a)	$8,902	$8,485
Global Commercial Services(b)	17,105	16,111
Card Member receivables(c)	26,007	24,596
Less: Reserve for losses	175	167
Card Member receivables, net(d)	$25,832	$24,429

(a)	Comprised of U.S. and International Consumer Services.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $87 million and $68 million as of March 31, 2019 and December 31, 2018, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Card Member loans as of March 31, 2019 and December 31, 2018 consisted of:
(Millions)	2019	2018
Global Consumer Services Group(a)	$643	$641
Less: Reserve for losses	6	5
Card Member loans, net(b)	$637	$636

(a)	Comprised of International Consumer Services.
(b)	Card Member loans modified in a TDR program were immaterial.

Card Member Receivables and Card Member Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of March 31, 2019 and December 31, 2018:
		30-59	60-89
		Days	Days	90+ Days
2019 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,840	$23	$13	$26	$8,902
Global Commercial Services
Global Small Business Services	1,981	8	4	8	2,001
Global Corporate Payments(a)	(b)	(b)	(b)	95	15,104
Card Member Loans:
Global Consumer Services Group	$638	$2	$1	$2	$643

		30-59	60-89
		Days	Days	90+ Days
2018 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,432	$17	$12	$24	$8,485
Global Commercial Services
Global Small Business Services	1,787	7	4	7	1,805
Global Corporate Payments(a)	(b)	(b)	(b)	103	14,306
Card Member Loans:
Global Consumer Services Group	$636	$2	$1	$2	$641

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

(b)
Delinquency data for periods other than 90+ days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Quality Indicators for Card Member Receivables and Card Member Loans

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2019		2018
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
Global Consumer Services Group	1.20%	0.70%	1.25%	1.00%
Global Small Business Services	1.47%	1.00%	1.42%	1.30%
Card Member Loans:
Global Consumer Services Group	1.25%	0.78%	1.40%	0.89%

	2019			2018
	Net Loss		90+ Days	Net Loss		90+ Days
	Ratio as a		Past	Ratio as a		Past
	% of		Billing	% of		Billing
	Charge		as a % of	Charge		as a % of
	Volume	(b)	Receivables	Volume	(b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.06%		0.63%	0.07%		0.86%

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

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:
(Millions)	2019	2018
Balance, January 1	$167	$145
Provisions	60	62
Other credits(a)	9	28
Net write-offs(b)	(61)	(56)
Balance, March 31	$175	$179

(a)
Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $1.6 billion and $4.3 billion for the three months ended March 31, 2019 and 2018, respectively.

(b)	Net of recoveries of $31 million and $28 million for the three months ended March 31, 2019 and 2018, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:
(Millions)	2019	2018
Balance, January 1	$5	$5
Provisions	3	2
Net write-offs(a)	(2)	(1)
Balance, March 31	$6	$6

(a)	Net of recoveries of $0.3 million for both the three months ended March 31, 2019 and 2018.

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

In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow counterparties to terminate the agreement in the event of a downgrade of Credco’s debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2019, these derivatives were not in a material net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties as of March 31, 2019 and December 31, 2018, no credit risk adjustment to the derivative portfolio was required.
A majority of Credco’s derivative assets and liabilities as of March 31, 2019 and December 31, 2018 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2019 and December 31, 2018:

	Other Assets				Other Liabilities
	Fair Value				Fair Value
(Millions)	2019		2018		2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)(b)	$	―	$	―	$6	$	―
Net investment hedges - Foreign exchange contracts		19		57	40		10
Total derivatives designated as hedging instruments		19		57	46		10
Derivatives not designated as hedging instruments:
Foreign exchange contracts		30		220	114		6
Total derivatives, gross		49		277	160		16
Less: Derivative asset and derivative liability netting (c)		(27)		(11)	(27)		(11)
Total derivatives, net		$22		$266	$133		$5

(a)	For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)
Credco posted $44 million and $55 million as of March 31, 2019 and December 31, 2018, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $12.5 billion and $13.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2019 and December 31, 2018, respectively.
The following table presents the gains and losses recognized in Interest expense associated with the fair value hedges of Credco’s fixed-rate long-term debt:

	Gains (losses)
	Three Months Ended
	March 31,
(Millions)	2019	2018
Fixed-rate long-term debt	$(67)	$115
Derivatives designated as hedging instruments	65	(95)
Total	$(2)	$20

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $12.4 billion and $13.5 billion as of March 31, 2019 and December 31, 2018, respectively, including offsetting amounts of $116 million and $184 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.

Credco recognized a net increase of $32 million and $4 million in Interest expense on long-term debt for the three months ended March 31, 2019 and 2018, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

Credco had notional amounts of approximately $2.9 billion of foreign currency derivatives designated as net investment hedges as of both March 31, 2019 and December 31, 2018. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were losses of $57 million and $43 million for the three months ended March 31, 2019 and 2018, respectively. No amounts associated with net investment hedges were reclassified from AOCI into income for the three months ended March 31, 2019 and 2018.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $23 million and $15 million for the three months ended March 31, 2019 and 2018, respectively, and are recognized in Other expenses.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of March 31, 2019 and December 31, 2018:

(Millions)	2019	2018
Assets:
Derivatives, gross (a)	$49	$277
Total assets	49	277
Liabilities:
Derivatives, gross (a)	160	16
Total liabilities	$160	$16

(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair value for Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2019 and December 31, 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2019 and December 31, 2018, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2019 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents(a)	$0.1	$0.1		$0.1	$	―	$	―
Other financial assets(b)	26.0	26.0		0.1		25.9		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.2	14.3		―		7.6		6.7
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	8.9	8.9		―		8.9		―
Financial liabilities carried at other than fair value
Long-term debt	18.3	18.5		―		18.5		―
Long-term debt to affiliates	$10.6	$10.6	$	―		$10.6	$	―

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents(a)	$0.1	$0.1		$0.1	$	―	$	―
Other financial assets(b)	24.9	24.9		0.1		24.8		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.1	14.1		―		7.4		6.7
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	9.0	9.0		―		9.0		―
Financial liabilities carried at other than fair value
Long-term debt	20.4	20.5		―		20.5		―
Long-term debt to affiliates	$7.5	$7.3	$	―		$7.3	$	―

(a)	Amounts reflect interest-bearing deposits.
(b)	Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.

Nonrecurring Fair Value Measurements

During the three months ended March 31, 2019 and during the year ended December 31, 2018, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

6.  Changes in Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three months ended March 31, 2019 and 2018 were as follows:

Foreign Currency
Translation
Adjustments
2019 (Millions), net of tax	Gains (Losses)
Balances as of December 31, 2018	$(1,060)
Net translation gain of investments in foreign operations	64
Net losses related to hedges of investment in foreign operations	(57)
Net change in accumulated other comprehensive loss	7
Balances as of March 31, 2019	$(1,053)

Foreign Currency
Translation
Adjustments
2018 (Millions), net of tax	Gains (Losses)
Balances as of December 31, 2017	$(998)
Net translation gain of investments in foreign operations	53
Net losses related to hedges of investments in foreign operations	(43)
Net change in accumulated other comprehensive loss	10
Balances as of March 31, 2018	$(988)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table shows the tax impact for the three months ended March 31 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax (benefit) expense
	Three Months Ended
	March 31,
(Millions)	2019	2018
Net translation on investments in foreign operations	$3	$(8)
Net hedges of investments in foreign operations	(18)	(14)
Total tax impact	$(15)	$(22)

No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018.
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
The effective tax rate was 13.4 percent and (19.4) percent for the three months ended March 31, 2019 and 2018, respectively. The tax rate for the three months ended March 31, 2018 includes a $24 million discrete tax benefit related to the Tax Act that reduced the reported effective tax rate by 22.2 percent.
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
Credco is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which it has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In 2018, Credco settled its U.S. federal income tax audits for tax years 2008-2014, and the statute of limitations for these years remain open through 2019. Tax years from 2015 onwards are open for examination by the IRS.

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
American Express’ results for the first quarter reflect a solid start to the year, with broad based billings and revenue growth across its businesses and geographies. American Express continued to invest in new services and Card Member benefits, new card acquisitions and expanding its merchant network, and it returned a significant amount of capital to its shareholders through share repurchases and dividends.
American Express continues to see attractive growth opportunities across its businesses and plans to invest to take advantage of them in order to drive revenue growth over the moderate to long term. While American Express continues to see some headwinds in the environment, including from regulation in countries around the world and intense competition, it remains focused on delivering differentiated value to its merchants, Card Members and business partners and delivering appropriate returns to its shareholders.
Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.

Credco’s consolidated net income decreased by $26 million to $103 million, as compared to net income of $129 million for the same period in 2018. The year-over-year decrease in net income is primarily driven by the discrete tax benefit of $24 million related to the Tax Cuts and Jobs Act (the Tax Act) recorded in the first quarter of 2018.
Table 1: Total Revenues Summary

Three Months Ended March 31,			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Discount revenue earned from purchased Card Member receivables and Card Member loans	$303	$214	$89	42%
Interest income from affiliates and other	110	89	21	24
Finance revenue	19	15	4	27
Total revenues	$432	$318	$114	36%

Total revenues
Discount revenue increased, due to higher discount rates and higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.

Table 2: Total Expense Summary

Three Months Ended March 31,			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Provisions for losses	$63	$64	$(1)	(2)%
Interest expense	169	131	38	29
Interest expense to affiliates	104	29	75	#
Other, net	(23)	(14)	(9)	64
Total expenses	$313	$210	$103	49%

# Denotes a variance greater than 100 percent
Total expenses
Interest expense increased, primarily due to higher LIBOR rates and a fair value hedge ineffectiveness loss during the quarter ended March 31, 2019 as compared to a fair value hedge ineffectiveness gain in the prior period.
Interest expense to affiliates increased, primarily due to an increase in average debt balances and higher interest rates.
Other expenses decreased, primarily driven by higher forward point gains.
Income taxes
The effective tax rates were 13.4 percent and (19.4) percent for the three months ended March 31, 2019 and 2018, respectively. The tax rate for the three month period ended March 31, 2018 includes a $24 million discrete tax benefit related to the Tax Act. Refer to Note 7 to the Consolidated Financial Statements for additional information.

Card Member Receivables and Card Member Loans
The net volume of Card Member receivables and Card Member loans purchased during the three months ended March 31, 2019 and 2018 was approximately $78 billion and $74 billion, respectively.
As of March 31, 2019 and December 31, 2018, Credco owned $26.0 billion and $24.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from RFC VIII in conjunction with TRS’ securitization program. As of March 31, 2019 and December 31, 2018, CRC owned approximately $7.5 billion and $6.7 billion, respectively, of such participation interests.
As of March 31, 2019 and December 31, 2018, Credco owned gross Card Member loans totaling $643 million and $641 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of March 31:

Table 3: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2019	2018
Total gross Card Member receivables(a)	$26,007	$24,864
Loss reserves ― Card Member receivables(a)	$175	$179
Loss reserves as a % of receivables	0.7%	0.7%
Average life of Card Member receivables (# in days)(b)	29	28

(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of March 31, 2019 and December 31, 2018 were as follows:

Table 4: Loans to Affiliates and Other

(Millions)	2019	2018
American Express Limited	$3,847	$3,847
American Express Services Europe Limited	3,551	3,552
American Express Australia Limited	1,888	1,839
Amex Bank of Canada	1,302	1,334
American Express International, Inc.	1,255	1,243
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	496	463
American Express International, Inc.– Branch – Singapore	379	383
American Express Bank (Mexico) S.A.	376	348
Alpha Card S.C.R.L./C.V.B.A	107	114
American Express Saudi Arabia (C) JSC	74	53
American Express International (NZ), Inc.	72	72
Total(a)	$14,235	$14,136

(a)	As of both March 31, 2019 and December 31, 2018, approximately $7.2 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.

Due from/to Affiliates
As of March 31, 2019 and December 31, 2018, amounts due from affiliates were $19 million and $210 million, respectively. As of March 31, 2019 and December 31, 2018, amounts due to affiliates were $3.0 billion and $2.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both March 31, 2019 and December 31, 2018, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act.
Restricted Cash with Affiliates
As of March 31, 2019 and December 31, 2018, the amount of interest-bearing restricted cash was $95 million and $93 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of March 31, 2019 and December 31, 2018 were as follows:

Table 5: Short-term Debt to Affiliates

(Millions)	2019	2018
AE Exposure Management Limited	$5,272	$5,122
American Express Europe LLC	816	517
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	72	68
Total	$6,352	$5,899

Long-term Debt to Affiliates

Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of March 31, 2019 and December 31, 2018 were as follows:

Table 6: Long-term Debt to Affiliates

(Millions)	2019	2018
American Express Company(a)	$10,273	$7,240
Amex Funding Management (Europe) Limited(b)	308	283
Total	$10,581	$7,523

(a)  Amounts payable by November 2023.
(b)  Amounts payable by September 2021.

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $69 million and $63 million for the three months ended March 31, 2019 and 2018, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

Credco’s balance sheet management objectives are to maintain:

●	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

●
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

Credco has historically relied on intercompany borrowings and the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debentures and commercial paper. One of the principal tenets of Credco’s strategy is to issue debt with a wide range of maturities to distribute its refinancing requirements across future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as the disruption of financial markets or reductions in market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Fitch Ratings (Fitch), Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). Such ratings help support Credco’s access to cost-effective unsecured funding as part of its overall funding strategy.

Table 7: Unsecured Debt Ratings

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

Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2019 and December 31, 2018, Credco had nil and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.33 billion and $0.23 billion for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

Long-term Debt Programs

During the three months ended March 31, 2019, Credco did not issue any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of March 31, 2019 and December 31, 2018:

Table 8: Long-Term Debt Outstanding

(Billions)	2019	2018
Long-term debt outstanding (a)	$18.3	$20.4
Average long-term debt (b)	$20.3	$22.8

(a)
The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of March 31, 2019 and December 31, 2018, Credco had $18.4 billion and $20.7 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.

Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.3 billion (AUD $6 billion). During the three months ended March 31, 2019, no notes were issued under this program. As of March 31, 2019 and December 31, 2018, the entire amount of approximately $4.3 billion and $4.2 billion, respectively, of notes was available for issuance under this program and there were no outstanding notes as of such dates.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the three months ended March 31, 2019 and 2018, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of March 31, 2019, Credco was in compliance with all restrictive covenants contained in its debt agreements.

Liquidity Management
The liquidity objective of American Express and its subsidiaries, including Credco, is to maintain access to a diverse set of on-and off-balance sheet liquidity sources and seek to maintain liquidity sources in amounts sufficient to meet their expected future financial obligations and business requirements for liquidity for a period of at least twelve months in the event they are unable to raise new funds under their regular funding programs during a substantial weakening in economic conditions.
The liquidity management strategy includes a number of elements, including, but not limited to:
●	Maintaining diversified funding sources;
●	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;
●	Projecting cash inflows and outflows under a variety of economic and market scenarios;
●	Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements; and
●	Incorporating liquidity risk management as appropriate into American Express’ capital adequacy framework.

Credco regularly accesses liquidity through its various funding programs, and maintains a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the American Express Issuance Trust II, as well as a committed bank facility.
As of March 31, 2019, Credco had cash and cash equivalents of $65 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility

Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of March 31, 2019 of $3.5 billion, with a maturity date of October 16, 2020. As of March 31, 2019, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.44 and 1.49 for the three months ended March 31, 2019 and year ended December 31, 2018, respectively.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this First Quarter 2019 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission (SEC) and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described in Credco’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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
•
Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and

•
Credco’s tax rate remaining in line with current expectations, which could be impacted by, among other things, Credco’s geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of the 2018 Form 10-K. There are no material changes from the risk factors set forth in the 2018 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2018 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect Credco’s business.

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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the quarter ended March 31, 2019, approximately four visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.
ITEM 6.   EXHIBITS

The list of exhibits required to be filed with this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: May 3, 2019	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 3, 2019	By	/s/ Leah A. Schweller
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