Form 10-Q
period 2019-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2019-08-02
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                                                                                                        ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Stock (par value $0.10 per share)	1,504,938 Shares

Throughout this report the term “Credco” refers to American Express Credit Corporation and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$305	$248	$608	$462
Interest income from affiliates and other	95	90	205	179
Finance revenue	18	13	37	28
Total revenues	418	351	850	669
Expenses
Provisions for losses	51	58	114	122
Interest expense	131	173	300	304
Interest expense to affiliates	131	40	235	69
Other, net	(25)	(13)	(48)	(27)
Total expenses	288	258	601	468
Pretax income	130	93	249	201
Income tax provision (benefit)	18	5	34	(16)
Net income	$112	$88	$215	$217

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Net income	$112	$88	$215	$217
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(22)	(21)	(15)	(11)
Other comprehensive loss	(22)	(21)	(15)	(11)
Comprehensive income	$90	$67	$200	$206

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30,	December 31,
(Millions, except share data)	2019	2018
Assets
Cash and cash equivalents	$66	$102
Card Member receivables, less reserves: 2019, $172; 2018, $167	26,147	24,429
Card Member loans, less reserves: 2019, $7; 2018, $5	656	636
Loans to affiliates and other	9,337	14,136
Due from affiliates	6	210
Other assets	353	529
Total assets	$36,565	$40,042
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$20	$826
Short-term debt to affiliates	6,102	5,899
Long-term debt	16,361	20,447
Long-term debt to affiliates	8,198	7,523
Total debt	30,681	34,695
Due to affiliates	3,219	2,869
Accrued interest and other liabilities	269	282
Total liabilities	$34,169	$37,846
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of June 30, 2019 and December 31, 2018	―	―
Additional paid-in capital	161	161
Retained earnings	3,310	3,095
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2019, $31; 2018, $34	(1,075)	(1,060)
Total accumulated other comprehensive loss	(1,075)	(1,060)
Total shareholder’s equity	2,396	2,196
Total liabilities and shareholder’s equity	$36,565	$40,042

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Six Months Ended June 30 (Millions)			2019		2018
Cash Flows from Operating Activities
Net income			$215	$	217
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses			114		122
Amortization of underwriting expense			11		13
Deferred taxes			8		(24)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates			40		(114)
Other operating assets and liabilities			208		(41)
Net cash provided by operating activities			596		173
Cash Flows from Investing Activities
Net increase in Card Member receivables and Card Member loans			(1,847)		(2,805)
Net (increase) decrease in loans to affiliates and other(a)			(234)		930
Net increase in due to/from affiliates			518		1,160
Net cash used in investing activities			(1,563)		(715)
Cash Flows from Financing Activities
Net decrease in short-term debt			(806)		(1,195)
Net increase in short-term debt to affiliates(b)			203		2,174
Principal payments of long-term debt			(4,250)		(447)
Proceeds from long-term debt to affiliates(b)			17,631		―
Principal payments of long-term debt to affiliates(a)(b)			(11,847)		―
Net cash provided by financing activities			931		532
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash			4		(6)
Net decrease in cash, cash equivalents and restricted cash			(32)		(16)
Cash, cash equivalents and restricted cash at beginning of period			195		296
Cash, cash equivalents and restricted cash at end of period			$163	$	280
Supplemental cash flow information
Non-cash Investing activity
Termination of intercompany loan agreement with American Express Limited and American Express International, Inc.(a)			$5,109	$	―
Non-cash Financing activity
Settlement of borrowings with American Express Company(a)			$(5,109)	$	―

Cash, cash equivalents and restricted cash reconciliation	Jun-19	Dec-18	Jun-18		Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$ 66	$ 102	$185	$	196
Restricted cash included in Other assets per Consolidated Balance Sheets(c)	97	93	95		100
Total cash, cash equivalents and restricted cash	$ 163	$ 195	$280	$	296

(a)
As a result of  funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the  related borrowings from American Express Company during the quarter ended June 30, 2019.

(b)
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
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

					Accumulated
				Additional	Other
Three Months Ended June 30, 2019		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of March 31, 2019	$2,306	$	―	$161	$(1,053)	$3,198
Net income	112		―	―	―	112
Other comprehensive loss	(22)		―	―	(22)	―
Balances as of June 30, 2019	$2,396	$	―	$161	$(1,075)	$3,310

					Accumulated
				Additional	Other
Six Months Ended June 30, 2019		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of December 31, 2018	$2,196	$	―	$161	$(1,060)	$3,095
Net income	215		―	―	―	215
Other comprehensive loss	(15)		―	―	(15)	―
Balances as of June 30, 2019	$2,396	$	―	$161	$(1,075)	$3,310

					Accumulated
				Additional	Other
Three Months Ended June 30, 2018		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of March 31, 2018	$2,010	$	―	$161	$(988)	$2,837
Net income	88		―	―	―	88
Other comprehensive loss	(21)		―	―	(21)	―
Balances as of June 30, 2018	$2,077	$	―	$161	$(1,009)	$2,925

					Accumulated
				Additional	Other
Six Months Ended June 30, 2018		Common		Paid-in	Comprehensive	Retained
(Millions)	Total	Stock		Capital	Loss	Earnings
Balances as of December 31, 2017	$1,871	$	―	$161	$(998)	$2,708
Net income	217		―	―	―	217
Other comprehensive loss	(11)		―	―	(11)	―
Balances as of June 30, 2018	$2,077	$	―	$161	$(1,009)	$2,925

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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Credco’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K). If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
The interim Consolidated Financial Statements included in this report have not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology, which differs significantly from the incurred loss approach used today and will alter the estimation process, inputs and assumptions used in estimating credit losses. The CECL methodology requires measurement of expected credit losses for the estimated life of the asset, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. At the date of adoption, any changes in reserves will be recorded in retained earnings as of the beginning of the reporting period of adoption as a cumulative-effect adjustment.

Credco continues to evaluate the impact the new guidance will have on its financial position and results of operations. Credco has run multiple preliminary CECL simulations based on its portfolio composition and current expectations of future economic conditions. Credco expects a net decrease in the reserves for credit losses based on the comparison of CECL estimates to the incurred loss model applied today, primarily due to the lifetime loss requirement of CECL and the relatively short estimated average life of Card Member receivables. The actual impact at adoption will depend on the outstanding balances, characteristics of Credco’s receivable and loan portfolios, macroeconomic conditions and forecasted information at the date of adoption.
Credco, along with American Express, continues its cross-functional implementation efforts and has substantially completed development of its CECL models. Model validation and user acceptance testing commenced in the first half of 2019, with continuing parallel runs throughout the second half of 2019.
Recently Adopted Accounting Standards
In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income (AOCI) to retained earnings. Credco adopted the new guidance effective January 1, 2019 and did not elect the optional reclassification.
2.   Card Member Receivables and Card Member Loans
American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans.

Card Member receivables as of June 30, 2019 and December 31, 2018 consisted of:
(Millions)	2019	2018
Global Consumer Services Group(a)	$9,123	$8,485
Global Commercial Services(b)	17,196	16,111
Card Member receivables(c)	26,319	24,596
Less: Reserve for losses	172	167
Card Member receivables, net(d)	$26,147	$24,429

(a)	Comprised of U.S. and International Consumer Services.
(b)	Comprised of Corporate and Small Business Services.
(c)	Net of deferred discount revenue totaling $83 million and $68 million as of June 30, 2019 and December 31, 2018, respectively.
(d)	Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Card Member loans as of June 30, 2019 and December 31, 2018 consisted of:
(Millions)	2019	2018
Global Consumer Services Group(a)	$663	$641
Less: Reserve for losses	7	5
Card Member loans, net(b)	$656	$636

(a)	Comprised of International Consumer Services.
(b)	Card Member loans modified in a TDR program were immaterial.

Card Member Receivables and Card Member Loans Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of June 30, 2019 and December 31, 2018:

		30-59 Days	60-89 Days	90+ Days
2019 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$9,064	$19	$14	$26	$9,123
Global Commercial Services
Global Small Business Services	2,009	7	4	8	2,028
Global Corporate Payments(a)	(b)	(b)	(b)	100	15,168
Card Member Loans:
Global Consumer Services Group	$657	$2	$1	$3	$663

		30-59 Days	60-89 Days	90+ Days
2018 (Millions)	Current	Past Due	Past Due	Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,432	$17	$12	$24	$8,485
Global Commercial Services
Global Small Business Services	1,787	7	4	7	1,805
Global Corporate Payments(a)	(b)	(b)	(b)	103	14,306
Card Member Loans:
Global Consumer Services Group	$636	$2	$1	$2	$641

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

	2019		2018
		30+ Days		30+ Days
	Net	Past Due	Net	Past Due
	Write-off	as a % of	Write-off	as a % of
	Rate (a)	Total	Rate (a)	Total
Card Member Receivables:
Global Consumer Services Group	1.11%	0.65%	1.30%	0.75%
Global Small Business Services	1.36%	0.94%	1.56%	0.98%
Card Member Loans:
Global Consumer Services Group	1.55%	0.90%	1.06%	0.69%

	2019		2018
	Net Loss	90+ Days	Net Loss	90+ Days
	Ratio as a	Past	Ratio as a	Past
	% of	Billing	% of	Billing
	Charge	as a % of	Charge	as a % of
	Volume (b)	Receivables	Volume (b)	Receivables
Card Member Receivables:
Global Corporate Payments	0.06%	0.66%	0.07%	0.81%

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:
(Millions)	2019	2018
Balance, January 1	$167	$145
Provisions	108	119
Other credits(a)	13	32
Net write-offs(b)	(111)	(119)
Other debits(c)	(5)	(20)
Balance, June 30	$172	$157

(a)
Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $2.7 billion and $5.5  billion for the six months ended June 30, 2019 and 2018, respectively.

(b)	Net of recoveries of $64 million and $55 million for the six months ended June 30, 2019 and 2018, respectively.
(c)
Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $1.1 billion and $3.4 billion for the six months ended June 30, 2019 and 2018, respectively.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:
(Millions)	2019	2018
Balance, January 1	$5	$5
Provisions	6	3
Net write-offs(a)	(4)	(3)
Balance, June 30	$7	$5

(a) Net of recoveries of $1.0 million for both the six months ended June 30, 2019 and 2018.

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
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow counterparties to terminate the agreement in the event of a downgrade of Credco’s debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2019, these derivatives were not in a material net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties as of June 30, 2019 and December 31, 2018, no credit risk adjustment to the derivative portfolio was required.
A majority of Credco’s derivative assets and liabilities as of June 30, 2019 and December 31, 2018 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2019 and December 31, 2018:

		Other Assets				Other Liabilities
		Fair Value				Fair Value
(Millions)		2019	2018			2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)(b)	$	―	$	―	$	―	$	―
Net investment hedges - Foreign exchange contracts		39		57		7		10
Total derivatives designated as hedging instruments		39		57		7		10
Derivatives not designated as hedging instruments:
Foreign exchange contracts		120		220		57		6
Total derivatives, gross		159		277		64		16
Less: Derivative asset and derivative liability netting(c)		(59)		(11)		(59)		(11)
Total derivatives, net		$100		$266		$5		$5

(a)	For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)
Credco posted $48 million and $55 million as of June 30, 2019 and December 31, 2018, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.

Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. Credco has $11.0 billion and $13.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2019 and December 31, 2018, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the three and six months ended June 30:
	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Fixed-rate long-term debt	$(88)	$12	$(155)	$127
Derivatives designated as hedging instruments	92	(20)	157	(115)
Total	$4	$(8)	$2	$12

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $11.0 billion and $13.5 billion as of June 30, 2019 and December 31, 2018, respectively, including the cumulative amount of fair value hedging adjustments of $29 million and $184 million for the respective periods.
Credco recognized net increases of $28 million and $19 million in Interest expense on long-term debt for the three months ended June 30, 2019 and 2018, respectively, and  $60 million and $23 million for the six months ended June 30, 2019 and 2018, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Net Investment Hedges

Credco had notional amounts of approximately $2.9 billion of foreign currency derivatives designated as net investment hedges as of both June 30, 2019 and December 31, 2018. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were gains of $36 million and $105 million for the three months ended June 30, 2019 and 2018, respectively, and a loss of $21 million and a gain of $62 million for the six months ended June 30, 2019 and 2018, respectively.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $26 million and $15 million for the three months ended June 30, 2019 and 2018, respectively, and $49 million and $30 million for the six months ended June 30, 2019 and 2018, respectively, that are recognized in Other expenses on the Consolidated Statements of Income.

5.   Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of June 30, 2019 and December 31, 2018:
(Millions)	2019	2018
Assets:
Derivatives, gross(a)	$159	$277
Total assets	159	277
Liabilities:
Derivatives, gross(a)	64	16
Total liabilities	$64	$16

(a)	Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair value for Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2019 and December 31, 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2019 and December 31, 2018, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Carrying	Corresponding Fair Value Amount
2019 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$0.1	$0.1		$0.1	$	―	$	―
Other financial assets(b)	26.3	26.3		0.1		26.2		―
Financial assets carried at other than fair value
Card Member loans, net	0.7	0.7		―		―		0.7
Loans to affiliates and other	9.3	9.4		―		2.7		6.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate
fair value	8.7	8.7		―		8.7		―
Financial liabilities carried at other than fair value
Long-term debt	16.4	16.6		―		16.6		―
Long-term debt to affiliates	$8.2	$8.4	$	―		$8.4	$	―

	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$0.1	$0.1		$0.1	$	―	$	―
Other financial assets(b)	24.9	24.9		0.1		24.8		―
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6		―		―		0.6
Loans to affiliates and other	14.1	14.1		―		7.4		6.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate
fair value	9.0	9.0		―		9.0		―
Financial liabilities carried at other than fair value
Long-term debt	20.4	20.5		―		20.5		―
Long-term debt to affiliates	$7.5	$7.3	$	―		$7.3	$	―

(a)	Amounts reflect interest-bearing deposits.
(b)	Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.

Nonrecurring Fair Value Measurements
During the six months ended June 30, 2019 and the year ended December 31, 2018, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

6.  Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and six months ended June 30, 2019 and 2018 were as follows:
Foreign
Currency
Translation
Adjustments
Three Months Ended June 30, 2019 (Millions), net of tax	Gains (Losses)
Balances as of March 31, 2019	$(1,053)
Net translation loss of investments in foreign operations	(58)
Net gains related to hedges of investment in foreign operations	36
Net change in accumulated other comprehensive loss	(22)
Balances as of June 30, 2019	$(1,075)

Foreign
Currency
Translation
Adjustments
Six Months Ended June 30, 2019 (Millions), net of tax	Gains (Losses)
Balances as of December 31, 2018	$(1,060)
Net translation gain of investments in foreign operations	6
Net losses related to hedges of investment in foreign operations	(21)
Net change in accumulated other comprehensive loss	(15)
Balances as of June 30, 2019	$(1,075)

Foreign
Currency
Translation
Adjustments
Three Months Ended June 30, 2018 (Millions), net of tax	Gains (Losses)
Balances as of March 31, 2018	$(988)
Net translation loss of investments in foreign operations	(126)
Net gains related to hedges of investment in foreign operations	105
Net change in accumulated other comprehensive loss	(21)
Balances as of June 30, 2018	$(1,009)

Foreign
Currency
Translation
Adjustments
Six Months Ended June 30, 2018 (Millions), net of tax	Gains (Losses)
Balances as of December 31, 2017	$(998)
Net translation loss of investments in foreign operations	(73)
Net gains related to hedges of investment in foreign operations	62
Net change in accumulated other comprehensive loss	(11)
Balances as of June 30, 2018	$(1,009)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table shows the tax impact for the three and six months ended June 30 for the changes in Foreign Currency Translation Adjustments presented above:
	Tax (benefit) expense
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Millions)	2019		2018	2019	2018
Net translation on investments in foreign operations	$	―	$(23)	$3	$(31)
Net hedges on investments in foreign operations		12	33	(6)	19
Total tax impact		$12	$10	$(3)	$(12)

No amounts were reclassified out of AOCI into the Consolidated Statements of Income, associated with the sale or liquidation of a business, for the three and six months ended June 30, 2019 and 2018.

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
The effective tax rate was 13.8 percent and 5.4 percent for the three months ended June 30, 2019 and 2018, respectively, and 13.7 percent and (8.0) percent for the six months ended June 30, 2019 and 2018, respectively. The tax rate for the six months ended June 30, 2018 includes a $24 million discrete tax benefit related to the Tax Act that reduced the reported effective tax rate by 11.9 percent.
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
Certain of the statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Cautionary Note Regarding Forward-Looking Statements” section.
Business Overview
Management’s discussion of the results of Credco is in the context of the wider business environment for American Express.
American Express’ results for the second quarter reflect solid performance that continues to demonstrate broad based growth across its businesses and geographies. American Express continued to invest in new services and Card Member benefits, new card acquisitions and expanding its merchant network, while continuing to return a significant amount of capital to shareholders through share repurchases and dividends.
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
Results of Operations for the Six Months Ended June 30, 2019 and 2018

Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.

Credco’s consolidated net income remained flat, as compared to net income for the same period in 2018.
Table 1: Total Revenues Summary
Six Months Ended June 30,			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Discount revenue earned from purchased Card Member receivables
and Card Member loans	$608	$462	$146	32%
Interest income from affiliates and other	205	179	26	15
Finance revenue	37	28	9	32
Total revenues	$850	$669	$181	27%

Total revenues
Discount revenue increased, due to higher discount rates and higher volumes of receivables purchased.
Interest income increased, primarily due to higher interest rates.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.

Table 2: Total Expense Summary
Six Months Ended June 30,			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Provisions for losses	$114	$122	$(8)	(7)%
Interest expense	300	304	(4)	(1)
Interest expense to affiliates	235	69	166	#
Other, net	(48)	(27)	(21)	78
Total expenses	$601	$468	$133	28%

# Denotes a variance greater than 100 percent

Total expenses
Provision for losses decreased, primarily due to higher net losses in prior year, largely in the corporate portfolio, partially offset by growth in Card Member receivables.
Interest expense decreased, primarily due to scheduled debt maturities, partially offset by higher LIBOR rates and a decrease in fair value hedge ineffectiveness gain as compared to the same period in 2018.

Interest expense to affiliates increased, primarily due to an increase in average debt balances and higher interest rates.
Other expenses decreased, primarily driven by higher forward point gains.

Income taxes
The effective tax rate was 13.8 percent and 5.4 percent for the three months ended June 30, 2019 and 2018, respectively and 13.7 percent and (8.0) percent for the six months ended June 30, 2019 and 2018, respectively. The tax rate for the six month period ended June 30, 2018 includes a $24 million discrete tax benefit related to the Tax Cuts and Jobs Act (the Tax Act). Refer to Note 7 to the Consolidated Financial Statements for additional information.
Card Member Receivables and Card Member Loans

The net volume of Card Member receivables and Card Member loans purchased during the six months ended June 30, 2019 and 2018 was approximately $157 billion and $142 billion, respectively.
As of June 30, 2019 and December 31, 2018, Credco owned $26.3 billion and $24.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of June 30, 2019 and December 31, 2018, CRC owned approximately $7.6 billion and $6.7 billion, respectively, of such participation interests.
As of June 30, 2019 and December 31, 2018, Credco owned gross Card Member loans totaling $663 million and $641 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of June 30:

Table 3: Selected Information Related to Card Member Receivables
(Millions, except percentages and where indicated)	2019	2018
Total gross Card Member receivables(a)	$26,319	$22,792
Loss reserves ― Card Member receivables(a)	$172	$157
Loss reserves as a % of receivables	0.7%	0.7%
Average life of Card Member receivables (# in days)(b)	29	29

(a)	Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)
Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of June 30, 2019 and December 31, 2018 were as follows:
Table 4: Loans to Affiliates and Other
(Millions)	2019	2018
American Express Services Europe Limited	$3,571	$3,552
American Express Australia Limited	1,858	1,839
Amex Bank of Canada	1,482	1,334
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	502	463
American Express International, Inc., Singapore Branch	390	383
American Express Bank (Mexico) S.A.	381	348
Alpha Card S.C.R.L./C.V.B.A	114	114
American Express Saudi Arabia (C) JSC	83	53
American Express International (NZ), Inc.	68	72
American Express Limited(a)	―	3,847
American Express International, Inc.(a)	―	1,243
Total(b)	$9,337	$14,136

(a)
As a result of  funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the related borrowings from American Express Company during the quarter ended June 30, 2019.

(b)
As of June 30, 2019 and December 31, 2018, approximately $7.3 billion and $7.2 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.

Due from/to Affiliates
As of June 30, 2019 and December 31, 2018, amounts due from affiliates were $6 million and $210 million, respectively. As of June 30, 2019 and December 31, 2018, amounts due to affiliates were $3.2 billion and $2.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both June 30, 2019 and December 31, 2018, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act.
Restricted Cash with Affiliates
As of June 30, 2019 and December 31, 2018, the amount of interest-bearing restricted cash was $97 million and $93 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of June 30, 2019 and December 31, 2018 were as follows:
Table 5: Short-term Debt to Affiliates
(Millions)	2019	2018
AE Exposure Management Limited	$5,410	$5,122
American Express Europe LLC	366	517
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	76	68
American Express Swiss Holdings GmbH	58	―
Total	$6,102	$5,899

Long-term Debt to Affiliates

Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of June 30, 2019 and December 31, 2018 were as follows:

Table 6: Long-term Debt to Affiliates
(Millions)	2019	2018
American Express Company(a)	$7,869	$7,240
Amex Funding Management (Europe) Limited(b)	329	283
Total	$8,198	$7,523

(a)	Amounts payable by November 2023.
(b)	Amounts payable by September 2021.

Service Fees to Affiliates

Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $153 million and $130 million for the six months ended June 30, 2019 and 2018, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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

Credco has historically relied on intercompany borrowings and the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debt and commercial paper. One of the principal tenets of Credco’s strategy is to issue debt with a wide range of maturities to distribute its refinancing requirements across future periods. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plan is subject to various risks and uncertainties, such as the disruption of financial markets or reductions in market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.

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

Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of June 30, 2019 and December 31, 2018, Credco had nil and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.17 billion and $0.23 billion for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.
Long-term Debt Programs
During the six months ended June 30, 2019, Credco did not issue any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of June 30, 2019 and December 31, 2018:

Table 8: Long-Term Debt Outstanding
(Billions)	2019	2018
Long-term debt outstanding(a)	$16.4	$20.4
Average long-term debt(b)	$18.4	$22.8

(a)
The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of   fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.

(b)	Average long-term debt outstanding during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.
Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of June 30, 2019 and December 31, 2018, Credco had $16.4 billion and $20.7 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.2 billion (AUD 6 billion). During the six months ended June 30, 2019, no notes were issued under this program. As of June 30, 2019 and December 31, 2018, the entire amount of approximately $4.2 billion of notes was available for issuance under this program and there were no outstanding notes as of such dates.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the six months ended June 30, 2019 and 2018, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of June 30, 2019, Credco was in compliance with all restrictive covenants contained in its debt agreements.

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
As of June 30, 2019, Credco had cash and cash equivalents of $66 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility

Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of June 30, 2019 of $3.5 billion, with a maturity date of October 16, 2020. As of June 30, 2019, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.47 and 1.49 for the six months ended June 30, 2019 and year ended December 31, 2018, respectively.
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

Cautionary Note Regarding Forward-Looking Statements

Various statements have been made in this Quarterly Report on this Second Quarter 2019 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described in Credco’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the quarter ended June 30, 2019, approximately one Iran visa was obtained in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6.   EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

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

AMERICAN EXPRESS CREDIT CORPORATION
 (Registrant)

Date: August 2, 2019	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 2, 2019	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer