Form 10-Q
period 2019-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2019-11-05
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2019
Common Stock (par value $0.10 per share)	1,504,938	Shares

AMERICAN EXPRESS CREDIT CORPORATION
FORM 10-Q
Throughout this report the term “Credco” refers to American Express Credit Corporation and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$305	$271	$913	$733
Interest income from affiliates and other	62	99	267	278
Finance revenue	21	16	58	44
Total revenues	388	386	1,238	1,055
Expenses
Provisions for losses	56	68	170	190
Interest expense	117	165	417	469
Interest expense to affiliates	102	56	337	125
Other, net	(18)	(10)	(66)	(37)
Total expenses	257	279	858	747
Pretax income	131	107	380	308
Income tax provision (benefit)	21	(2)	55	(18)
Net income	$110	$109	$325	$326

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Net income	$110	$109	$325	$326
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(24)	(16)	(39)	(27)
Other comprehensive loss	(24)	(16)	(39)	(27)
Comprehensive income	$86	$93	$286	$299
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$33	$102
Card Member receivables, less reserves: 2019, $168; 2018, $167	24,787	24,429
Card Member loans, less reserves: 2019, $8; 2018, $5	634	636
Loans to affiliates and other	9,222	14,136
Due from affiliates	141	210
Other assets	320	529
Total assets	$35,137	$40,042
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$33	$826
Short-term debt to affiliates	6,203	5,899
Long-term debt	13,448	20,447
Long-term debt to affiliates	10,053	7,523
Total debt	29,737	34,695
Due to affiliates	2,645	2,869
Accrued interest and other liabilities	273	282
Total liabilities	$32,655	$37,846
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	161	161
Retained earnings	3,420	3,095
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2019, $45; 2018, $34	(1,099)	(1,060)
Total accumulated other comprehensive loss	(1,099)	(1,060)
Total shareholder’s equity	2,482	2,196
Total liabilities and shareholder’s equity	$35,137	$40,042
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2019	2018
Cash Flows from Operating Activities
Net income	$325	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	170	190
Amortization of underwriting expense	15	19
Deferred taxes	12	(40)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	37	(86)
Other operating assets and liabilities	484	144
Net cash provided by operating activities	1,043	553
Cash Flows from Investing Activities
Net increase in Card Member receivables and Card Member loans	(666)	(5,991)
Net (increase) decrease in loans to affiliates and other (a)	(304)	766
Net (decrease) increase in due to/from affiliates	(155)	1,632
Net cash used in investing activities	(1,125)	(3,593)
Cash Flows from Financing Activities
Net decrease in short-term debt	(793)	(1,149)
Net increase in short-term debt to affiliates (b)	305	6,841
Principal payments of long-term debt	(7,150)	(2,647)
Proceeds from long-term debt to affiliates (b)	26,964	—
Principal payments of long-term debt to affiliates (a)(b)	(19,313)	—
Net cash provided by financing activities	13	3,045
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	3	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(66)	2
Cash, cash equivalents and restricted cash at beginning of period	195	296
Cash, cash equivalents and restricted cash at end of period	$129	$298

Supplemental cash flow information
Non-cash Investing activity
Termination of intercompany loan agreement with American Express Limited and American Express International, Inc. (a)			$5,109	$—
Non-cash Financing activity
Settlement of borrowings with American Express Company (a)			$(5,109)	$—

Cash, cash equivalents and restricted cash reconciliation	Sep-19	Dec-18	Sep-18	Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$33	$102	$200	$196
Restricted cash included in Other assets per Consolidated Balance Sheets (c)	96	93	98	100
Total cash, cash equivalents and restricted cash	$129	$195	$298	$296
(a)As a result of funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the related borrowings from American Express Company during the nine months ended September 30, 2019.
(b)Pursuant to the revision of the master note arrangement with American Express Company during the fourth quarter of 2018, Credco has changed the classification of the net borrowings from short-term debt to affiliates to long-term debt to affiliates.
(c)Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

Three months ended September 30, 2019 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of June 30, 2019	$2,396	$—	$161	$(1,075)	$3,310
Net income	110	—	—	—	110
Other comprehensive loss	(24)	—	—	(24)	—
Balances as of September 30, 2019	$2,482	$—	$161	$(1,099)	$3,420

Nine months ended September 30, 2019 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$2,196	$—	$161	$(1,060)	$3,095
Net income	325	—	—	—	325
Other comprehensive loss	(39)	—	—	(39)	—
Balances as of September 30, 2019	$2,482	$—	$161	$(1,099)	$3,420

Three months ended September 30, 2018 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of June 30, 2018	$2,077	$—	$161	$(1,009)	$2,925
Net income	109	—	—	—	109
Other comprehensive loss	(16)	—	—	(16)	—
Balances as of September 30, 2018	$2,170	$—	$161	$(1,025)	$3,034

Nine months ended September 30, 2018 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2017	$1,871	$—	$161	$(998)	$2,708
Net income	326	—	—	—	326
Other comprehensive loss	(27)	—	—	(27)	—
Balances as of September 30, 2018	$2,170	$—	$161	$(1,025)	$3,034
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
Credco is required to maintain its fixed charge coverage ratio at a minimum of 1.25, which is achieved by charging appropriate discount rates on the purchase of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio, whilst maintaining the intention for these transactions to occur on an arm's-length basis. Should it be required, American Express would provide Credco with financial support with respect to maintenance of its minimum fixed charge coverage ratio. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as discount revenue on the Consolidated Statements of Income.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology, which differs significantly from the incurred loss approach used today and will alter the estimation process, inputs and assumptions used in estimating credit losses. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. At the date of adoption, the change in reserves will be recorded in retained earnings as a cumulative-effect adjustment.
Credco continues to evaluate the impact the new guidance will have on its financial position and results of operations. As part of Credco’s evaluation of the estimated impacts of CECL, it has run multiple simulations based on its portfolio composition and current expectations of future economic conditions. Credco expects a net decrease in total reserves for credit losses based on the comparison of preliminary CECL estimates as compared to the incurred loss model applied today, primarily due to the lifetime loss requirement of CECL and the relatively short estimated average life of Card Member receivables. The actual impact at adoption will depend on the outstanding balances, characteristics of Credco’s receivable and loan portfolios, macroeconomic conditions and forecasted information at the date of adoption.

Credco, along with American Express, continues its cross-functional implementation efforts and has substantially completed development of its CECL models. Model validation, user acceptance testing and parallel runs will continue through the remainder of 2019.
Recently Adopted Accounting Standards

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income (AOCI) to retained earnings. Credco adopted the new guidance effective January 1, 2019 and did not elect the optional reclassification.
2. Card Member Receivables and Card Member Loans

American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans.
Card Member receivables as of September 30, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group (a)	$8,785	$8,485
Global Commercial Services (b)	16,170	16,111
Card Member receivables(c)	24,955	24,596
Less: Reserve for losses	168	167
Card Member receivables, net (d)	$24,787	$24,429

(a)Comprised of U.S. and International Consumer Services.
(b)Comprised of Corporate and Small Business Services.
(c)Net of deferred discount revenue totaling $70 million and $68 million as of September 30, 2019 and December 31, 2018, respectively.
(d)Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member loans as of September 30, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group (a)	$642	$641
Less: Reserve for losses	8	5
Card Member loans, net (b)	$634	$636

(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2019 and December 31, 2018:

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,702	$29	$15	$39	$8,785
Global Commercial Services
Global Small Business Services	1,926	10	4	9	1,949
Global Corporate Payments (a)	(b)	(b)	(b)	94	14,221
Card Member Loans:
Global Consumer Services Group	$636	$2	$1	$3	$642

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,432	$17	$12	$24	$8,485
Global Commercial Services
Global Small Business Services	1,787	7	4	7	1,805
Global Corporate Payments (a)	(b)	(b)	(b)	103	14,306
Card Member Loans:
Global Consumer Services Group	$636	$2	$1	$2	$641

(a)For Global Corporate Payments Card Member receivables in Global Commercial Services, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).
(b)Delinquency data for periods other than 90+ days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Card Member Receivables and Card Member Loans
The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2019		2018
	Net Write-Off Rate(a)	30+ Days Past Due as a % of Total	Net Write-Off Rate(a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	1.04%	0.94%	1.24%	0.62%
Global Small Business Services	1.31%	1.18%	1.51%	0.86%
Card Member Loans:
Global Consumer Services Group	1.44%	0.93%	0.93%	0.68%

	2019		2018
	Net Loss Ratio as a % of Charge Volume(b)	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume(b)	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.06%	0.66%	0.07%	0.78%

(a)Represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivables or Card Member loans balances in each of the periods indicated.
(b)Represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco in each of the periods indicated.

3. Reserves for Losses

Reserves for losses relating to Card Member receivables and Card Member loans represent management’s best estimate of the probable inherent losses in Credco’s outstanding portfolio of receivables and loans, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.
Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2019	2018
Balance, January 1	$167	$145
Provisions	160	186
Other credits (a)	13	51
Net write-offs (b)	(166)	(173)
Other debits (c)	(6)	(26)
Balance, September 30	$168	$183

(a)Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $2.7 billion and $9.7 billion for the nine months ended September 30, 2019 and 2018, respectively.
(b)Net of recoveries of $94 million and $84 million for the nine months ended September 30, 2019 and 2018, respectively.
(c)Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $1.1 billion and $4.5 billion for the nine months ended September 30, 2019 and 2018, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2019	2018
Balance, January 1	$5	$5
Provisions	10	4
Net write-offs (a)	(7)	(4)
Balance, September 30	$8	$5

(a)Net of recoveries of $1.0 million for both the nine months ended September 30, 2019 and 2018.
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
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow counterparties to terminate the agreement in the event of a downgrade of Credco’s debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2019, these derivatives were not in a material net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties as of September 30, 2019 and December 31, 2018, no credit risk adjustment to the derivative portfolio was required.
A majority of Credco’s derivative assets and liabilities as of September 30, 2019 and December 31, 2018 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2019 and December 31, 2018:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)(b)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	65	57	2	10
Total derivatives designated as hedging instruments	65	57	2	10
Derivatives not designated as hedging instruments:
Foreign exchange contracts	62	220	78	6
Total derivatives, gross	127	277	80	16
Less: Derivative asset and derivative liability netting (c)	(43)	(11)	(43)	(11)
Total derivatives, net	$84	$266	$37	$5
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Credco posted $41 million and $55 million as of September 30, 2019 and December 31, 2018, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
(c)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges

Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. Credco has $8.8 billion and $13.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2019 and December 31, 2018, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Fixed-rate long-term debt	$(22)	$(4)	$(177)	$123
Derivatives designated as hedging instruments	26	2	183	(113)
Total	$4	$(2)	$6	$10
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $8.7 billion and $13.5 billion as of September 30, 2019 and December 31, 2018, respectively, including the cumulative amount of fair value hedging adjustments of $6 million and $184 million for the respective periods.
Credco recognized net increases of $21 million and $23 million in Interest expense on long-term debt for the three months ended September 30, 2019 and 2018, respectively, and $81 million and $46 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
Credco had notional amounts of approximately $3.0 billion and $2.9 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2019 and December 31, 2018, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were a gain of $50 million and a loss of $3 million for the three months ended September 30, 2019 and 2018, respectively, and gains of $29 million and $59 million for the nine months ended September 30, 2019 and 2018, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $20 million and $10 million for the three months ended September 30, 2019 and 2018, respectively, and $69 million and $40 million for the nine months ended September 30, 2019 and 2018, respectively, that are recognized in Other expenses on the Consolidated Statements of Income.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of September 30, 2019 and December 31, 2018:

(Millions)	2019	2018
Assets:
Derivatives, gross (a)	$127	$277
Total Assets	127	277
Liabilities:
Derivatives, gross (a)	80	16
Total Liabilities	$80	$16
(a)Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2019 and December 31, 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2019 and December 31, 2018, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$—	$—	$—	$—	$—
Other financial assets (b)	25.2	25.2	0.1	25.1	—
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6	—	—	0.6
Loans to affiliates and other	9.2	9.3	—	2.6	6.7
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	8.2	8.2	—	8.2	—
Financial liabilities carried at other than fair value
Long-term debt	13.4	13.7	—	13.7	—
Long-term debt to affiliates	$10.1	$10.3	$—	$10.3	$—

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2018 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$0.1	$0.1	$0.1	$—	$—
Other financial assets (b)	24.9	24.9	0.1	24.8	—
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6	—	—	0.6
Loans to affiliates and other	14.1	14.1	—	7.4	6.7
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	9.0	9.0	—	9.0	—
Financial liabilities carried at other than fair value
Long-term debt	20.4	20.5	—	20.5	—
Long-term debt to affiliates	$7.5	$7.3	$—	$7.3	$—
(a)Amounts reflect interest-bearing deposits.
(b)Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2019 and the year ended December 31, 2018, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Changes In Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and nine months ended September 30, 2019 and 2018 were as follows:

Three Months Ended September 30, 2019 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of June 30, 2019	$(1,075)
Net translation losses of investments in foreign operations	(74)
Net gains related to hedges of investments in foreign operations	50
Net change in accumulated other comprehensive loss	(24)
Balances as of September 30, 2019	$(1,099)

Nine Months Ended September 30, 2019 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2018	$(1,060)
Net translation losses of investments in foreign operations	(68)
Net gains related to hedges of investments in foreign operations	29
Net change in accumulated other comprehensive loss	(39)
Balances as of September 30, 2019	$(1,099)

Three Months Ended September 30, 2018 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of June 30, 2018	$(1,009)
Net translation losses of investments in foreign operations	(13)
Net losses related to hedges of investments in foreign operations	(3)
Net change in accumulated other comprehensive loss	(16)
Balances as of September 30, 2018	$(1,025)

Nine Months Ended September 30, 2018 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2017	$(998)
Net translation losses of investments in foreign operations	(86)
Net gains related to hedges of investments in foreign operations	59
Net change in accumulated other comprehensive loss	(27)
Balances as of September 30, 2018	$(1,025)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the tax impact for the three and nine months ended September 30 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Net translation on investments in foreign operations	$(1)	$6	$2	$(25)
Net hedges of investments in foreign operations	15	(1)	9	18
Total tax impact	$14	$5	$11	$(7)
No amounts were reclassified out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business for the three and nine months ended September 30, 2019 and 2018.

7. Income Taxes
The results of operations of Credco are included in the consolidated U.S. federal income tax returns of American Express. Under an agreement with American Express, the provision for income taxes is recognized on a separate company basis. If benefits  for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a separate company basis, such benefits are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on an American Express consolidated reporting basis.

The effective tax rate was 16.0 percent and (1.9) percent for the three months ended September 30, 2019 and 2018, respectively, and 14.5 percent and (5.8) percent for the nine months ended September 30, 2019 and 2018, respectively. The tax rate for the nine months ended September 30, 2018 includes a $24 million discrete tax benefit related to the Tax Act that reduced the reported effective tax rate by 7.8 percent.
The tax rate in each of the periods reflects the geographic mix of expenses in the United States that generate a tax benefit at the U.S. statutory rate and foreign earnings taxed at lower rates, and the favorable impact of the tax benefit related to Credco’s ongoing funding activities outside the United States. Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses that prevents Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is recorded for each interim period.
Credco is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which it has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In 2018, Credco settled its U.S. federal income tax audits for tax years 2008-2014, and the statute of limitations for these years remain open through 2019. Tax years from 2016 onwards are open for examination by the IRS.
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
American Express’ results for the third quarter reflect solid performance, demonstrating broad based growth across its businesses and geographies. American Express continued to invest in new services and Card Member benefits, new card acquisitions and expanding its merchant network, while continuing to return a significant amount of capital to shareholders through share repurchases and dividends.
American Express continues to see attractive growth opportunities across its businesses and plans to invest to take advantage of them in order to drive revenue growth over the moderate to long term. While American Express continues to see some headwinds in the environment, including from economic uncertainty, regulation in countries around the world and intense competition, it remains focused on delivering differentiated value to its merchants, Card Members and business partners and delivering appropriate returns to its shareholders.
Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.
Credco’s consolidated net income remained flat, as compared to net income for the same period in 2018.

Table 1: Total Revenues Summary

Nine Months Ended September 30,			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Discount revenue earned from purchased
Card Member receivables and Card Member Loans	$913	$733	$180	25%
Interest income from affiliates and other	267	278	(11)	(4)
Finance revenue	58	44	14	32
Total revenues	$1,238	$1,055	$183	17%

Total revenues
Discount revenue increased, due to higher discount rates and higher volumes of receivables purchased.
Interest income decreased, primarily due to a decrease in average loan balances, partially offset by higher average interest rates.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.

Table 2: Total Expense Summary

Nine Months Ended September 30,			Change 2019 vs. 2018
(Millions, except percentages)	2019	2018
Provisions for losses	$170	$190	$(20)	(11)%
Interest expense	417	469	(52)	(11)
Interest expense to affiliates	337	125	212	#
Other, net	(66)	(37)	(29)	78
Total expenses	$858	$747	$111	15%

# Denotes a variance greater than 100 percent

Total expenses
Provision for losses decreased, primarily due to higher net losses in the prior year, largely in the corporate portfolio, partially offset by growth in Card Member receivables.
See Note 1 to Credco’s Consolidated Financial Statements for information about the implementation and impact of new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, and the new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology. Following the adoption, the future effects of CECL on Credco’s provisions for losses will ultimately be dependent on a number of internal and external factors. Since Credco’s Consolidated Balance Sheets primarily contain Card Member receivables, which have a shorter average estimated life, the estimated provisions for losses will be lower under CECL relative to the current accounting methodology assuming no change in the current macroeconomic conditions, portfolio quality, and growth in its Card Member receivables.
Interest expense decreased, primarily due to scheduled debt maturities, partially offset by higher LIBOR rates.
Interest expense to affiliates increased, primarily due to an increase in average debt balances and higher interest rates.
Other expenses decreased, primarily driven by higher forward point gains.
Income taxes
The effective tax rate was 16.0 percent and (1.9) percent for the three months ended September 30, 2019 and 2018, respectively and 14.5 percent and (5.8) percent for the nine months ended September 30, 2019 and 2018, respectively. The tax rate for the nine months ended September 30, 2018 includes a $24 million discrete tax benefit related to the Tax Cuts and Jobs Act (the Tax Act). Refer to Note 7 to the Consolidated Financial Statements for additional information.
Card Member Receivables and Card Member Loans
The net volume of Card Member receivables and Card Member loans purchased during the nine months ended September 30, 2019 and 2018 was approximately $233.8 billion and $216.8 billion, respectively.
As of September 30, 2019 and December 31, 2018, Credco owned $25.0 billion and $24.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of September 30, 2019 and December 31, 2018, CRC owned approximately $7.3 billion and $6.7 billion, respectively, of such participation interests.
As of September 30, 2019 and December 31, 2018, Credco owned gross Card Member loans totaling $642 million and $641 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of September 30:
Table 3: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2019	2018
Total gross Card Member receivables (a)	$24,955	$25,894
Loss reserves - Card Member receivables (a)	$168	$183
Loss reserves as a % of receivables	0.7%	0.7%
Average life of Card Member receivables (# in days) (b)	30	29

(a)Refer to Notes 2 and 3 to the Consolidated Financial Statements for further discussion.
(b)Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.
Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of September 30, 2019 and December 31, 2018 were as follows:
Table 4: Loans to Affiliates and Other

(Millions)	2019	2018
American Express Services Europe Limited	$3,540	$3,552
American Express Australia Limited	1,851	1,839
Amex Bank of Canada	1,428	1,334
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	505	463
American Express International, Inc., Singapore Branch	385	383
American Express Bank (Mexico) S.A.	382	348
Alpha Card S.C.R.L./C.V.B.A	97	114
American Express Saudi Arabia (C) JSC	82	53
American Express International (NZ), Inc.	64	72
American Express Limited (a)	―	3,847
American Express International, Inc. (a)	―	1,243
Total (b)	$9,222	$14,136

(a)As a result of funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the related borrowings from American Express Company during the nine months ended September 30, 2019.

(b)As of both September 30, 2019 and December 31, 2018, approximately $7.2 billion was collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.
Due from/to Affiliates
As of September 30, 2019 and December 31, 2018, amounts due from affiliates were $141 million and $210 million, respectively. As of September 30, 2019 and December 31, 2018, amounts due to affiliates were $2.6 billion and $2.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both September 30, 2019 and December 31, 2018, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act.

Restricted Cash with Affiliates
As of September 30, 2019 and December 31, 2018, the amount of interest-bearing restricted cash was $96 million and $93 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of September 30, 2019 and December 31, 2018 were as follows:

Table 5: Short-term Debt to Affiliates

(Millions)	2019	2018
AE Exposure Management Limited	$5,559	$5,122
American Express Europe LLC	367	517
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	84	68
American Express Swiss Holdings GmbH	1	―
Total	$6,203	$5,899

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of September 30, 2019 and December 31, 2018 were as follows:
Table 6: Long-term Debt to Affiliates

(Millions)	2019	2018
American Express Company (a)	$9,725	$7,240
Amex Funding Management (Europe) Limited (b)	328	283
Total	$10,053	$7,523

(a)Amounts payable by November 2023.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $234 million and $213 million for the nine months ended September 30, 2019 and 2018, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY
Credco’s balance sheet management objectives are to maintain:
•A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and
•Liquidity programs that enable Credco to continuously meet expected future financing obligations and business requirements for at least a twelve-month period, in the event it is unable to raise new funds under its regular funding programs during a substantial weakening in economic conditions.

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
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2019 and December 31, 2018, Credco had nil and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.11 billion and $0.23 billion for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

Long-term Debt Programs
During the nine months ended September 30, 2019, Credco did not issue any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. Credco had the following long-term debt outstanding as of September 30, 2019 and December 31, 2018:

Table 8: Long-Term Debt Outstanding

(Billions)	2019	2018
Long-term debt outstanding (a)	$13.4	$20.4
Average long-term debt (b)	$17.4	$22.8

(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.
Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of September 30, 2019 and December 31, 2018, Credco had $13.5 billion and $20.7 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.1 billion (AUD 6 billion). As of September 30, 2019 and December 31, 2018, the entire amount of notes were available for issuance under this program and there were no outstanding notes as of such dates.

The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During the nine months ended September 30, 2019 and 2018, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of September 30, 2019, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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
The liquidity management strategy includes a number of elements, including, but not limited to:
•Maintaining diversified funding sources;
•Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;
•Projecting cash inflows and outflows under a variety of economic and market scenarios;
•Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements; and
•Incorporating liquidity risk management as appropriate into American Express’ capital adequacy framework.
Credco regularly accesses liquidity through its various funding programs, and maintains a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the American Express Issuance Trust II, as well as a committed bank facility.
As of September 30, 2019, Credco had cash and cash equivalents of $33 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.

Committed Bank Credit Facility

Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of September 30, 2019 of $3.5 billion. On October 15, 2019, Credco extended the $3.5 billion committed syndicated bank credit facility by two years to mature on October 15, 2022. As of September 30, 2019, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.50 and 1.49 for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively.
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

Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on this Third Quarter 2019 Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described in Credco’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K) and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•credit trends, which will depend in part on the economic environment, including, among other things, the housing market and the rates of bankruptcies, which can affect spending on card products and debt payments by individual and corporate customers;
•the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans, and operational risk;
•fluctuations in foreign currency exchange rates;
•negative changes in Credco’s credit ratings, which could result in decreased liquidity and higher borrowing costs;
•changes in laws or government regulations affecting American Express’ business, including the potential impact of regulations adopted by regulators relating to certain credit and charge card practices;
•the effect of fluctuating interest rates, which could affect Credco’s borrowing costs and have an adverse effect on the market price of notes issued by Credco;
•the impact on American Express’ business resulting from continuing geopolitical uncertainty;
•the impact on American Express’ business of changes in the substantial and increasing worldwide competition in the payments industry;
•the impact on American Express’ business resulting from a failure in or breach of operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt operations, reduce the use and acceptance of American Express cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;
•the impact on American Express’ business that could result from litigation such as class actions or proceedings brought by governmental and regulatory agencies;
•Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes; and
•Credco’s tax rate remaining in line with current expectations, which could be impacted by, among other things, Credco’s geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes.

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the quarter ended September 30, 2019, approximately five Iran visas were obtained in connection with certain travel arrangements on behalf of clients and reservations were booked at one hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Description	How Filed

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.
31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.
32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.
32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.
101.INS	XBRL Instance Document -The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Electronically filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: November 5, 2019	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 5, 2019	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer