Form 10-K
period 2019-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2020-02-27
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____
Commission file No. 1-6908
AMERICAN EXPRESS CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-1988350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, New York, New York	10285
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (212) 640-2000.

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
2.375 percent Medium-Term Senior Notes Series F, due May 26, 2020	AXP/20	New York Stock Exchange
0.625 percent Senior Notes, due November 22, 2021	AXP/21	New York Stock Exchange
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

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At February 27, 2020, 1,504,938 shares of the common stock, par value $0.10 per share, were outstanding.
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

Throughout this report the term “Credco” refers to American Express Credit Corporation and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties.

PART I
ITEM 1. BUSINESS
INTRODUCTION

Overview
Credco was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly owned subsidiary of American Express. Both American Express and TRS are bank holding companies. As of December 31, 2019, Credco employed 4 people, whom Credco refers to as colleagues.
Credco is engaged in the business of financing certain non-interest-earning Card Member receivables arising from the use of the American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.
American Express Card Business
American Express is a globally integrated payments company that provides customers with access to products, insights and experiences that enrich lives and build business success. American Express is a leader in providing credit and charge cards to consumers, small businesses, mid-sized companies and large corporations around the world. American Express® cards issued by American Express as well as by third-party banks and other institutions on the American Express network permit Card Members to charge purchases of goods and services at the millions of merchants around the world that accept cards bearing its logo.
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
In countries outside the United States, regulators continue to focus on a number of key areas impacting American Express’ card-issuing businesses, particularly consumer protection (such as in the European Union (EU), the United Kingdom and Canada) and responsible lending (such as in Australia, Mexico, New Zealand and Singapore), with increasing importance on and attention to customers and outcomes rather than just ensuring compliance with local rules and regulations. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.
General Nature of Credco’s Business
Credco engages primarily in the business of financing Card Member receivables and in providing loans to certain of its affiliates. The use of a centralized funding source for assets originated by affiliated entities provides American Express with operational efficiency. Because its business operations have the limited scope of providing funding to its card-issuing affiliates, Credco’s results are insulated to a large extent from sources of volatility and risk inherent in the primary businesses of American Express and its other affiliates, making credit evaluations by investors and rating agencies less complex. Credco receives ongoing financial support from American Express through maintenance of its minimum required 1.25 fixed charge coverage ratio, which is achieved by charging appropriate discount rates on the purchases of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express affiliates. During each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio.

The agreements for the purchase and sale of card receivables and loans (receivables agreements) between Credco and its affiliates provide that the parties intend for the transactions thereunder be conducted on an arm’s-length basis and that, for example, the price at which receivables and loans are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or changes in collectability). Credco considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which Credco offers to purchase receivables and loans to maintain Credco’s minimum required fixed charge coverage ratio of 1.25. As a result, Credco’s level of profitability relative to its assets should not be materially negatively impacted by an increase in either the provisions for credit losses or the cost of funds.
Credco funds, either directly or indirectly through its consolidated subsidiaries, Card Member receivables and loans primarily in one or more of the following ways:
•purchases, without recourse, of Card Member receivables and loans directly from issuers of American Express cards (card issuers);
•purchases of participation interests from TRS’ securitization program;
•unsecured loans provided to affiliates; and
•transfers of Card Member receivables and loans with recourse, representing loans provided to affiliates that are collateralized by the underlying Card Member receivables and loans.
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
TRS and its subsidiaries originate the Card Member receivables and loans and establish credit standards for Card Members. In addition, TRS and its subsidiaries perform services necessary to bill and collect all Card Member receivables and loans owned by Credco, as agents for Credco. The receivables agreements provide that, except with the prior written consent of Credco, the seller shall not materially reduce the credit standards used in determining whether a card is to be issued to an applicant or materially change the policy as to the cancellation of cards for credit reasons.
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
If any of the following risks develop into actual events or if the circumstances described in the risks occur or continue to occur, these events or circumstances could have a material adverse effect on Credco’s business, financial condition or results of operations. These events or circumstances could also have a negative effect on the trading price of its debt securities.

Adverse financial market conditions may significantly affect Credco’s ability to meet liquidity needs, access to capital and cost of capital.
Credco needs liquidity to purchase receivables from, and make loans to, its affiliates and to pay operating and other expenses, interest on debt and to repay maturing liabilities. The principal sources of Credco’s liquidity are payments from Card Members, intercompany borrowings, proceeds from the issuance of unsecured medium and long-term notes, cash and cash equivalents, assets that could be sold to TRS for securitization, and a committed bank credit facility, as well as access to additional liquidity in the form of cash and readily marketable securities held by certain affiliates.
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
Credco’s results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. American Express offers a broad array of products and services to consumers, small businesses and commercial clients and thus is very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, volatile or deteriorating economic conditions or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on American Express cards, the ability and willingness of Card Members to borrow and pay amounts owed to American Express, and demand for fee-based products and services. Political conditions, prolonged or recurring government shutdowns, regional hostilities, and the prospect or occurrence of more widespread conflicts, social upheaval, fiscal and monetary policies, trade wars and tariffs could also negatively affect consumer and business spending, including travel patterns and business investment, and demand for credit.
Factors such as consumer spending and confidence, unemployment rates, business investment, geopolitical instability, election results, government spending, trade relationships with other countries, interest rates, taxes, energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, Credco’s profitability. Such factors may also cause Credco’s earnings, receivables, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.
Travel and entertainment expenditures, for example, are sensitive to business and personal discretionary spending levels and safety concerns, including those related to the recent coronavirus outbreak, and also tend to decline during general economic downturns. Likewise, spending by small businesses and corporate clients depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on Credco’s results of operations. The consequences of negative circumstances impacting Credco or the environment generally can be sudden and severe.
American Express’ business in the United Kingdom and elsewhere may be negatively impacted by the exit of the United Kingdom from the EU (commonly referred to as Brexit) on January 31, 2020. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the EU, which could adversely impact Credco’s business and financial results. Credco has made changes to its structure of business operations in Europe in anticipation of Brexit, although the financial, trade and legal implications of Brexit remain uncertain given the lack of comparable precedent.
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

Uncertainty relating to LIBOR and other reference rates and their potential discontinuance may negatively impact Credco’s access to funding and the value of its financial instruments.
Due to uncertainty surrounding the suitability and sustainability of the London interbank offered rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR by the end of 2021 and the establishment of alternative reference rates. At this time, it is not possible to predict the effect that any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, Credco, or its financial instruments that reference LIBOR.
Alternative reference rates are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR.
Uncertainty as to the nature and timing of the potential discontinuance or modification of LIBOR, the replacement of LIBOR with one or more alternative reference rates or other reforms may negatively impact market liquidity, Credco’s access to funding required to operate its business and the trading market for its financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the interest payable on Credco’s outstanding financial instruments to be materially different than expected and may impact the value of its financial instruments.
For a further discussion on LIBOR Transition, see “Risk Management ― LIBOR Transition” under “MD&A.”
Adverse currency fluctuations and foreign exchange controls could decrease the revenue Credco receives from its international operations.
During 2019, approximately 30 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and accordingly the revenue it generates outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar (including as a result of Brexit), which could have a material adverse effect on Credco’s results of operations. Furthermore, Credco may become subject to foreign exchange regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars or Credco’s ability to transfer them and this could impact Credco’s results of operations.
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
American Express’ business is subject to comprehensive government regulation and supervision, which could materially adversely affect Credco’s results of operations and financial condition.
American Express’ business is subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects its business, and requires continual enhancement of its compliance efforts. Regulatory oversight and supervision of American Express’ businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect its security holders.

Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of American Express’ existing business activities, limit its ability to pursue certain business opportunities and adopt new technologies, and affect its relationships with Card Members, partners, merchants, vendors and other third parties. New laws and regulations could similarly affect American Express’ business, increase its costs of doing business and require it to change certain of its business practices and invest significant management attention and resources, all of which could adversely affect Credco’s results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. To the extent different regulatory systems impose overlapping or inconsistent requirements on the conduct of American Express’ business, it faces complexity and additional costs in its compliance efforts.
If American Express fails to satisfy regulatory requirements or maintain its financial holding company status, its financial condition and results of operations could be adversely affected, and it may be restricted in its ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions. Additionally, its banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict its ability to engage in certain business activities or acquisitions, or may require American Express to maintain more capital.
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa, Inc. (Visa) and Mastercard International Inc. (Mastercard) and the fees merchants are charged to accept cards. Even where American Express is not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from American Express’ business, including as a result of downward pressure on its discount rate from decreases in competitor pricing in connection with caps on interchange fees. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when American Express works with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remain subject to differing interpretations by regulators and participants in cobrand arrangements. As a result there can be no assurance that American Express will be able to maintain its existing cobrand and agent relationships in the EU. Furthermore, the European Commission is in the process of conducting an impact assessment of the interchange fee caps, which could potentially result in lower and/or additional interchange fee caps and restrictions.
American Express is subject to certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act, with regard to maintaining effective anti-money laundering (AML) programs. Similar AML requirements apply under the laws of most jurisdictions where American Express operates. Increased regulatory focus in this area is likely to result in increased costs related to oversight, supervision and fines, and may result in changes to American Express business practices, including restrictions with respect to the types of products and services it may offer to consumers, the countries in which its cards may be used, and the types of customers and merchants who can obtain or accept its cards. Emerging technologies, such as digital currencies, could limit American Express’ ability to track the movement of funds. Money laundering, terrorist financing and other illicit activities involving American Express’ business could result in enforcement action, and American Express’ reputation may suffer due to its customers’ association with certain countries, persons or entities or the existence of any such transactions.
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
American Express and third parties process, transmit, store and provide access to account information in connection with American Express’ charge and credit cards and other products, and in the normal course of American Express’ business, it collects, analyzes and retains significant volumes of certain types of personally identifiable and other information pertaining to its customers and colleagues.
American Express’ networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in its operating environment with intent to disrupt its business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, colleague information and other sensitive business information.

Global financial institutions like American Express, as well as its customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For example, American Express and other U.S. financial services providers have been the target of distributed denial-of-service attacks from sophisticated third parties. These threats can arise from external parties as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. An information or cyber security incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
Information or cyber security incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation, fines and response costs, negative assessments of American Express and its subsidiaries by banking regulators and rating agencies, reputational and financial damage to the American Express brand, and reduced usage of American Express products and services.
Successful cyberattacks, data breaches, disruptions or other incidents related to the actual or perceived failures to maintain confidentiality, integrity, privacy and/or security at other large financial institutions, large retailers, travel and hospitality companies, government agencies or other market participants, whether or not American Express is impacted, could lead to a general loss of customer confidence that could negatively affect American Express, including harming the market perception of the effectiveness of its security measures or harming the reputation of the financial system in general, which could result in reduced use of its products and services.
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
Management of these risks in some cases depends upon the use of analytical and/or forecasting models. Although American Express has a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of American Express’ data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. Upon the adoption of the new accounting guidance for the recognition of credit losses on certain financial instruments, effective January 1, 2020, American Express, Credco and the card issuers began using a new credit reserve methodology, which requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including forecasts incorporating forward-looking information. If American Express’ business decisions or estimates for credit losses are based on incorrect or misused models and assumptions or American Express fails to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, Credco’s results of operations and financial condition may be materially adversely affected.
Management of credit, market, liquidity, operational and compliance risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Credit risk is defined as loss due to obligor or counterparty default or changes in the credit quality of a counterparty or security. Credco is exposed to both consumer credit risk and institutional credit risk principally from consumer and small business Card Member receivables and Card Member loans it purchases generally without recourse, as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. Country, regional and political risks can also contribute to credit risk. A customer’s ability and willingness to repay Credco can be negatively impacted not only by economic, market, political and social conditions but by a customer’s other payment obligations, and increasing leverage can result in a higher risk that customers will default or become delinquent in their obligations to Credco.
American Express and Credco rely principally on the customer’s creditworthiness for repayment of the loans or receivables and therefore they have no other recourse for collection. American Express’ and Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk prove inaccurate in predicting future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Further, American Express’ pricing strategies may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond its current estimates could have a material adverse impact on Credco’s result of operations.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for losses. Higher write-off rates and an increase in Credco’s reserves for losses adversely affect its profitability and may increase its cost of funds.
Although American Express, Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of receivables and loans, these estimates may not be accurate. In addition, the information American Express, Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete. As noted above, American Express, Credco and the card issuers began using a new credit reserve methodology, effective January 1, 2020, which differs significantly from their previous approach and alters the estimation process, inputs and assumptions used in estimating expected credit losses for receivables and loans. The new methodology may have a significant effect on Credco's reported results and could cause fluctuations in its reported results, even if there are no underlying changes in the economics of the business. For more information on recently issued accounting standards, see Note 1 to the “Consolidated Financial Statements.”
Although American Express, Credco and the card issuers regularly reviews credit exposure to specific clients and counterparties and to specific industries, countries and regions that American Express, Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, American Express’, Credco’s and the card issuers’ ability to manage credit risk may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in Credco’s portfolio of receivables and loans, deteriorating economic conditions, increases in the level of receivables, changes in the mix of businesses or otherwise, could require Credco to increase its provisions for losses and could have a material adverse effect on its results of operations and financial condition.
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact Credco’s financial condition. Credco is primarily exposed to market risk from the impact of interest rate movements on its borrowings and interest-earning assets. If the rate of interest Credco pays on its borrowings increases, this will lead to Credco increasing the discount rate at which it offers to purchase receivables in order to achieve the minimum required 1.25 fixed charge coverage ratio. To the extent this discount rate is not acceptable to the seller, Credco’s ability to purchase receivables may be limited, resulting in an adverse impact on its results of operations.
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

Credco considers operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, or a failure to adequately monitor and control access to, or use of, data in the systems Credco grants to third parties. As processes are changed, or new products and services are introduced, Credco may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to broader markets and Credco and its employees.
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
Credco is an indirect wholly owned subsidiary of American Express. As a result, the arrangements and agreements between Credco and its subsidiaries, on the one hand, and American Express and its other subsidiaries, principally the card issuers, on the other hand, may have different terms and provisions than would have been negotiated by independent, unrelated parties. The principal agreements between the parties are the receivables agreements between Credco, on the one hand, and TRS, on the other hand. Credco or its subsidiaries are also parties to agreements with card issuers in various international markets for the purchase or transfer of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or changes in collectability). While there can be no assurance that the terms of these arrangements are exactly the same as would be negotiated between independent, unrelated parties, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.
Credco and its subsidiaries are dependent on the card issuers that generate receivables.
Credco and its subsidiaries are parties to receivables agreements with the card issuers. These receivables agreements generally require that non-interest and interest-earning receivables be purchased at discount rates that are determined at the time of purchase based upon the nature of the receivables. Credco and its subsidiaries are dependent upon these contractual arrangements. Lower levels of Card Member receivables and loans generated by the card issuers from which Credco and its subsidiaries purchase receivables would result in a reduction in the level of finance operations and a reduction in the revenues and net income of Credco and its subsidiaries.
Tax legislative initiatives or challenges to American Express’ tax positions could adversely affect Credco’s results of operations and financial condition.
American Express is subject to income and other taxes in the United States and in various foreign jurisdictions. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although American Express believes its positions are reasonable, American Express is subject to audit by the Internal Revenue Service (IRS) in the United States and by tax authorities in all the jurisdictions in which it conducts business operations. These tax authorities may determine that American Express owes additional taxes or apply existing laws and regulations more broadly, which could result in a significant increase in Credco’s liabilities for taxes and interest in excess of accrued liabilities.
New tax legislative initiatives may be proposed from time to time, which may impact Credco’s effective tax rate and could adversely affect Credco’s tax positions or tax liabilities. New guidance or modifications to the Tax Cuts and Jobs Act of 2017 (the Tax Act) could have an adverse effect on Credco's results of operations. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on Credco’s tax liabilities.
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
For information about limitations on Credco’s ability to pay dividends, refer to Note 5 to the “Consolidated Financial Statements.”
ITEM 6. SELECTED FINANCIAL DATA

(Millions)	2019	2018	2017	2016	2015
Operating Results
Revenues	$1,615	$1,461	$1,087	$718	$755
Provisions for losses	230	249	244	151	165
Interest expense (including to affiliates)	954	851	553	341	360
Pretax income	512	416	275	212	252
Income tax provision(a)	94	29	878	15	38
Net income (loss)	$418	$387	$(603)	$197	$214
Balance Sheet
Cash and cash equivalents	$33	$102	$196	$1,211	$173
Card Member receivables held for sale	—	—	—	—	24
Gross Card Member receivables	25,557	24,596	20,276	18,218	17,607
Reserves for losses, Card Member receivables	162	167	145	110	114
Gross Card Member loans	697	641	561	476	435
Reserves for losses, Card Member loans	10	5	5	5	4
Loans to affiliates and other(b)	10,345	14,136	14,527	10,659	14,262
Total assets	37,357	40,042	35,889	31,936	33,285
Short-term debt	3,216	826	1,308	2,993	2,120
Short-term debt to affiliates	6,225	5,899	5,997	4,559	5,439
Long-term debt	13,469	20,447	24,153	20,512	21,725
Long-term debt to affiliates	9,292	7,523	270	—	—
Shareholder’s equity	2,587	2,196	1,871	2,209	2,119
Cash dividends	$—	$—	$—	$—	$115
(a)Includes impact of the Tax Act as of both 2018 and 2017. Refer to Note 10 to the “Consolidated Financial Statements.”
(b)Includes loans to the joint ventures that issue American Express cards in certain countries (the American Express joint ventures) of $71 million, $53 million, $34 million, nil and $75 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Business Environment
Management’s discussion of the results of Credco is in the context of the wider business environment for American Express.
American Express’ results for 2019 continued the steady, consistent performance that it has delivered over the past two years. These results reflect its strategy of investing in share, scale and relevance and demonstrate American Express' success in executing against its four strategic imperatives. American Express continued to invest in new card acquisitions, new services and Card Member benefits, refreshing and launching new products, and expanding its merchant network. During the year, American Express returned a significant amount of capital to its shareholders through its share buyback program and an increase in its dividend, while maintaining strong capital ratios.
American Express continues to see attractive growth opportunities across its businesses and plans to invest to take advantage of them in order to generate and sustain a strong level of revenue growth, which American Express believes is the foundation for steady and consistent double-digit earnings per share growth. While American Express continues to see some headwinds in the environment, including from economic and geopolitical uncertainty, regulation in countries around the world and intense competition, it remains focused on delivering differentiated value to its merchants, Card Members and business partners and delivering appropriate returns to its shareholders.
Results of Operations
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.
Credco’s consolidated net income increased by $31 million to $418 million, as compared to a net income of $387 million for the same period in 2018. The year-over-year increase is primarily driven by an increase in discount revenue earned from Card Member receivables, partially offset by lower interest income from affiliates and higher interest expense to affiliates.
Table 1: Total Revenues Summary

Years Ended December 31,			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Discount revenue earned from purchased Card Member receivables and Card Member loans	$1,204	$1,017	$187	18%
Interest income from affiliates and other	332	383	(51)	(13)
Finance revenue	79	61	18	30
Total revenues	$1,615	$1,461	$154	11%
Total revenues
Discount revenue increased, due to higher discount rates and higher volumes of Card Member receivables purchased.
Interest income decreased, primarily due to a decrease in average loan balances, partially offset by higher average interest rates.
Finance revenue increased, primarily due to higher average outstanding Card Member loan balances.
Table 2: Total Expense Summary

Years Ended December 31,			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Provisions for losses	$230	$249	$(19)	(8)%
Interest expense	521	626	(105)	(17)
Interest expense to affiliates	433	225	208	92
Other, net	(81)	(55)	(26)	47
Total expenses	$1,103	$1,045	$58	6%

Total expenses
Provisions for losses decreased, primarily due to higher net losses in prior year, largely in the corporate portfolio, partially offset by growth in Card Member receivables.
See Note 1 to Credco's “Consolidated Financial Statements” for information about the implementation and expected impact of new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, and the new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology. Following the adoption, the future effects of CECL on Credco's provisions for losses will ultimately be dependent on a number of internal and external factors. Since Credco’s Consolidated Balance Sheets primarily contain Card Member receivables, which have a shorter average estimated life than the Card Member loans, the estimated allowance for losses may be lower under CECL relative to the current accounting methodology assuming no change in the growth in its Card Member receivables, current macroeconomic conditions and portfolio quality.
Interest expense decreased, primarily due to scheduled debt maturities, partially offset by higher LIBOR rates.
Interest expense to affiliates increased, primarily due to an increase in average debt balances and higher interest rates.
Other expenses decreased, primarily driven by higher forward point gains.
Income taxes
The effective tax rate for 2019 was 18.4 percent. The effective tax rate for 2018 was 7.0 percent and includes a $23 million discrete tax benefit relating to an adjustment to the 2017 provisional Tax Act charge.

Volume of Business
The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:
Table 3: Gross Card Member Receivables and Loans Purchased and Owned by Credco

(Billions)
	Volume of Gross Card Member			Gross Card Member
	Receivables and Loans Purchased			Receivables and Loans Owned
	For the Years Ended December 31,(a)			as of December 31,
Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
2019	$227	$87	$314	$19	$7	$26
2018	208	81	289	18	7	25
2017	189	64	253	15	6	21
2016	160	59	219	14	5	19
2015	169	52	221	13	5	18
(a)In addition to the above activity, Credco also purchased new groups of, and participation interests in, Card Member receivables from affiliates, totaling $2.7 billion, $9.8 billion, $9.4 billion, $5.4 billion and $5.8 billion in 2019, 2018, 2017, 2016 and 2015, respectively.

Card Member Receivables and Card Member Loans
As of December 31, 2019 and 2018, Credco owned $25.6 billion and $24.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of December 31, 2019 and 2018, CRC owned approximately $8.1 billion and $6.7 billion, respectively, of such participation interests.
As of December 31, 2019 and 2018, Credco owned gross Card Member loans totaling $697 million and $641 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of December 31:
Table 4: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2019	2018	2017	2016	2015
Total gross Card Member receivables(a)	$25,557	$24,596	$20,276	$18,218	$17,607
Loss reserves ― Card Member receivables(a)	$162	$167	$145	$110	$114
Loss reserves as a % of receivables	0.6%	0.7%	0.7%	0.6%	0.6%
Average life of Card Member receivables (# in days)(b)	29	30	30	30	29
(a)Refer to Notes 2 and 3 to the “Consolidated Financial Statements” for further discussion.
(b)Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of Card Member receivables purchased by Credco.
Changes in Card Member Receivables and Card Member Loans Reserves for Losses
The following table presents the changes in the reserve for losses related to Card Member receivables and Card Member loans:
Table 5: Reserve for Losses related to Card Member receivables and Card Member loans

Years Ended December 31, (Millions, except percentages)	2019	2018	2017	2016	2015
Balance, January 1	$172	$150	$115	$118	$97
Provisions	230	249	244	151	165
Other credits(a)	13	53	58	20	32
Net write-offs(b)	(238)	(244)	(204)	(151)	(161)
Other debits(c)	(5)	(36)	(63)	(23)	(15)
Balance, December 31	$172	$172	$150	$115	$118
Reserve for losses as a % of gross Card Member receivables and loans owned at December 31	0.7%	0.7%	0.7%	0.6%	0.7%
(a)Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates totaling $2.7 billion, $9.8 billion, $9.4 billion, $5.4 billion and $5.8 billion in 2019, 2018, 2017, 2016 and 2015, respectively.
(b)Net of recoveries of $127 million, $121 million, $96 million, $92 million and $101 million in 2019, 2018, 2017, 2016 and 2015, respectively.
(c)Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Sale of these participation interests in Card Member receivables totaled $1.1 billion, $6.2 billion, $9.4 billion, $5.7 billion and $2.6 billion in 2019, 2018, 2017, 2016 and 2015, respectively.
Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries.

The components of loans to affiliates and other as of December 31 were as follows:

Table 6: Loans to Affiliates and Other

(Millions)	2019	2018
American Express Services Europe Limited	$4,206	$3,552
American Express Australia Limited	2,052	1,839
Amex Bank of Canada	1,587	1,334
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	534	463
American Express International, Inc., Singapore Branch	413	383
American Express Bank (Mexico) S.A.	404	348
Alpha Card S.C.R.L./C.V.B.A.	120	114
American Express Saudi Arabia (C) JSC	71	53
American Express International (NZ), Inc.	70	72
American Express Limited(a)	—	3,847
American Express International, Inc.(a)	—	1,243
Total(b)	$10,345	$14,136
(a)As a result of funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the related borrowings from American Express Company during the second quarter of 2019.
(b)As of December 31, 2019 and 2018, approximately $8.2 billion and $7.2 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.
Due from/to Affiliates
As of December 31, 2019 and 2018, amounts due from affiliates were $0.7 billion and $0.2 billion, respectively. As of December 31, 2019 and 2018, amounts due to affiliates were $2.1 billion and $2.9 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both December 31, 2019 and 2018, due to affiliates also includes an amount pertaining to tax liability related to the Tax Act.
Restricted Cash with Affiliates
As of December 31, 2019 and 2018, the amount of interest-bearing restricted cash was $116 million and $93 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of December 31 were as follows:

Table 7: Short-term Debt to Affiliates

(Millions)	2019	2018
AE Exposure Management Limited	$5,731	$5,122
American Express Europe LLC	219	517
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	82	68
American Express Swiss Holdings GmbH	1	―
Total	$6,225	$5,899

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of December 31 were as follows:
Table 8: Long-term Debt to Affiliates

	2019		2018
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt	Outstanding Balance	Year-End Stated Interest Rate on Debt
American Express Company (a)	$8,959	2.85%	$7,240	3.32%
Amex Funding Management (Europe) Limited (b)	333	0.28	283	0.28
Total	$9,292	2.76%	$7,523	3.20%
(a)Amounts payable by November 2023.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $328 million and $305 million for the years ended December 31, 2019 and 2018, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
Sources of Funds
Credco’s business is financed by borrowings consisting principally of intercompany borrowings, issuances of term debt, and issuances of commercial paper, as well as cash provided through operations. Credco has not issued asset-backed securities (although Credco has the ability to sell receivables to TRS, which in turn can securitize them). For a more detailed discussion of Credco’s funding strategies, refer to “Consolidated Capital Resources and Liquidity ― Funding Strategy.”
The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:

Table 9: Weighted-Average Effective Interest Rate

Weighted-Average
Year	Effective Interest Rate
2019	2.98%
2018	2.60%
2017	1.78%
2016	1.28%
2015	1.25%
Refer to Notes 4 and 8 to the “Consolidated Financial Statements” for additional information about Credco’s short-term and long-term debt, including lines of credit.

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
Credco has historically relied on intercompany borrowings and the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debt and commercial paper. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s annual funding plans can vary due to various risks and uncertainties, such as the disruption of financial markets or reductions in market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.
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
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2019 and 2018, Credco had $3.0 billion and $0.8 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.30 billion and $0.23 billion for the years ended December 31, 2019 and 2018, respectively.
Long-term Debt Programs
During 2019, Credco did not issue any unsecured debt securities. Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months.

Credco had the following long-term debt outstanding as of December 31:

Table 11: Long-Term Debt Outstanding

(Billions)	2019	2018
Long-term debt outstanding (a)	$13.5	$20.4
Average long-term debt (b)	$16.4	$22.8
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the twelve months ended December 31, 2019 and 2018, respectively.
Refer to Note 4 to the “Consolidated Financial Statements” for further details on total year-end interest rates on debt and maturities.
Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of December 31, 2019 and 2018, Credco had $13.5 billion and $20.7 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $4.2 billion (AUD 6 billion). As of December 31, 2019 and 2018, the entire amount of notes were available for issuance under this program and there were no outstanding notes as of such dates.
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. During 2019 and 2018, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum required fixed charge coverage ratio of 1.25. As of December 31, 2019, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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

Credco regularly accesses liquidity through its various funding programs and maintains a variety of contingent sources of cash and financing, such as access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the American Express Issuance Trust II (the Charge Trust), as well as a committed bank credit facility.

Subsequent to year end, American Express removed U.S. consumer and small business Card Member receivables from the Charge Trust and substantially replaced them with U.S. corporate Card Member receivables.
To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. corporate Card Member receivables to TRS. Then on February 1, 2020, TRS transferred $5.2 billion of U.S. corporate Card Member receivables to the Charge Trust and removed $7.2 billion of U.S. consumer and small business Card Member receivables from the Charge Trust. Since Credco maintains participation interests in the Charge Trust, these transactions resulted in Credco (i) no longer having an interest in the $7.2 billion in U.S. consumer and small business Card Member receivables and (ii) having an interest in the U.S. corporate Card Member receivables in the Charge Trust. Settlement of these transactions was undertaken through borrowings from American Express Company and thus Long-term debt to affiliates has also decreased by $7.2 billion.
As of December 31, 2019, Credco had cash and cash equivalents of approximately $33 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements.
Committed Bank Credit Facility
Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of December 31, 2019 of $3.5 billion, with a maturity date of October 15, 2022. As of December 31, 2019, no amounts were drawn on this facility. The capacity of the facility mainly served to further enhance Credco’s contingent funding resources. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.54 and 1.49 for the years ended December 31, 2019 and 2018, respectively. Credco may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding.
The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.
OFF-BALANCE SHEET ARRANGEMENTS
To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivatives counterparties. There was no such non-cash collateral as of both December 31, 2019 and 2018.

RISK MANAGEMENT

Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Enterprise-wide Risk Management (ERM) Policy, approved by the Risk Committee of the American Express Board of Directors (the Risk Committee). The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk, compliance risk, model risk, asset/liability risk, strategic and business risk and foreign country risk. Risk appetite defines the authorized risk limits to control exposures within American Express’ risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk-taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.
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

Credit Risk Management Process
Credit risk is defined as the risk of loss due to obligor or counterparty default or changes in the credit quality of a counterparty or security. American Express manages the overall credit risk exposure associated with the Card Member receivables and loans purchased by Credco. Credco is exposed to credit risk through the Card Member receivables and Card Member loans it purchases generally without recourse, as well as through its participation interests in Card Member receivables. Since Credco’s portfolio consists of millions of borrowers and individual exposures across multiple geographies, occupations and social segments, its risk is reduced through diversification. A loss distribution is characterized by a higher frequency but manageable severity that is more closely linked to general economic and legal conditions than by borrower-specific events. Receivable and loan purchase decisions and the related discount pricing are impacted by the overall credit risk considerations inherent in Card Member receivables and Card Member loans.
Credit risk associated with Credco’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, Credco’s counterparties are all required to be rated as investment grade. Additionally, Credco enters into master netting agreements with its counterparties wherever practical.

Operational Risk Management Process
Operational risk is the risk of not achieving business objectives due to inadequate or failed processes, people, or information systems, or the external environment, including failures to comply with laws and regulations as well as impacts from relationships with third parties. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.
To appropriately measure and manage operational risk, American Express has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the Risk Committee. The Operational Risk Management Committee (ORMC), chaired by the Chief Operational Risk Officer, provides governance for the operational risk framework and coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Operational Excellence teams in the business units and staff groups, including Credco.
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
Market Risk Management Process
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:
•Interest rate risk in its funding activities; and
•Foreign exchange risk arising from transactions, funding, investments and earnings in currencies other than the U.S. dollar.

American Express’ Asset Liability Management (ALM) and Market Risk policies establish the framework that guides and governs market risk management for American Express and its subsidiaries, including Credco, with clear quantitative limits and escalation triggers. These policies are approved by the Asset Liability Committee or Market Risk Management Committee.
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

Interest Rate Risk
Interest rate risk arises through the funding of Card Member receivables and Card Member loans purchased with variable-rate borrowings. Interest rate exposure can vary over time through, among other things, the proportion of Credco’s total funding provided by variable- and fixed-rate debt. In addition, interest rate swaps are used from time to time to effectively convert debt issuance to (or from) variable-rate, from (or to) fixed-rate. Credco does not engage in derivative financial instruments for trading purposes. Use of derivative financial instruments is incorporated into the discussion below as well as Note 6 to “Consolidated Financial Statements.”
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

LIBOR Transition
Due to uncertainty surrounding the suitability and sustainability of LIBOR, central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR by the end of 2021 and the establishment of alternative reference rates.
Credco has financial instruments that will be impacted by the discontinuance of LIBOR, including floating rate debt, derivatives and borrowings. American Express has established an enterprise-wide, cross-functional initiative to identify, assess and monitor risks associated with LIBOR, engage with the industry participants and regulators and to transition to new alternative reference rates. As part of this initiative, American Express is reviewing and updating its operational processes, IT systems and models for a timely transition.
See “Uncertainty relating to LIBOR and other reference rates and their potential discontinuance may negatively impact Credco’s access to funding and the value of its financial instruments” under “Risk Factors” for additional information.
Foreign Exchange Risk
Foreign exchange exposures arise in two principal ways: 1) funding foreign currency Card Member receivables and loans in U.S. dollars and 2) foreign currency (equity and earnings) in subsidiaries outside the United States.
Credco’s foreign exchange risk is managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2019, foreign currency derivative instruments with total notional amounts of approximately $16.4 billion were outstanding. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity qualify for net investment hedge accounting.
With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts outstanding, the effect on Credco’s earnings of a hypothetical 10 percent strengthening in the value of the U.S. dollar would be immaterial as of December 31, 2019.
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
Foreign Country Risk Management Process
Foreign country risk is defined as the risk that economic, social, and/or political conditions and events in a foreign country will adversely impact Credco, primarily as a result of greater credit losses, increased operational risk or the inability to repatriate capital. Credco manages foreign country risk as part of the normal course of business. Policies and procedures establish foreign country risk escalation thresholds to control and limit exposure, driven by processes that enable the monitoring of foreign country conditions in which Credco has exposure.

CRITICAL ACCOUNTING ESTIMATES
Refer to Note 1 to the “Consolidated Financial Statements” for a summary of Credco’s significant accounting policies. Certain of Credco’s accounting policies requiring significant management assumptions and judgments are as follows:

Reserves for Card Member Losses
Reserves for Card Member losses represent management’s best estimate of the probable losses inherent in Credco’s outstanding portfolio of Card Member receivables and loans, as of the balance sheet date.
In estimating these losses, American Express uses statistical and analytical models that analyze portfolio performance and reflect its judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. American Express also considers whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member receivables and loans. Refer to Note 3 to the “Consolidated Financial Statements” for additional information.
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
As of December 31, 2019, a 10 percent increase in Credco’s estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans, evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $17 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent Credco’s expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.
Refer to Note 1 to the “Consolidated Financial Statements” for information about the implementation and impact of new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, and the new credit reserving methodology known as the CECL methodology.
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
In particular, the Tax Act is complex and requires interpretation of certain provisions to estimate the impact on Credco’s income tax expense. The estimates are based on Credco’s current interpretations of the Tax Act, and may change due to additional guidance or context from the IRS, the U.S. Treasury Department or others.

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

OTHER MATTERS
Recently Issued Accounting Standards
Refer to the Recently Issued Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”
Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely”, “estimate,” “predict,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•credit trends, which will depend in part on the economic environment, including, among other things, the rate of bankruptcies and the unemployment rate, which can affect spending on card products and debt payments by individual and corporate customers;
•the effectiveness of Credco’s risk management policies and procedures, including Credco’s ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans, and operational risk;
•the growth of provisions for losses being higher or lower than current expectations, which will depend in part on changes in the level of Card Member receivable and Card Member loan balances and delinquency and write-off rates; the impact of new accounting guidance and the CECL methodology; collections capabilities and recoveries of previously written-off Card Member receivables and Card Member loans; and macroeconomic factors like unemployment rates and the volume of bankruptcies;
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
•the impact on American Express’ business resulting from continuing geopolitical uncertainty and concerns relating to the recent coronavirus outbreak, travel restrictions and bans;
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
•the impact on American Express’ business that could result from litigation such as class actions or from government regulation or supervision;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the “Risk Management” under “MD&A” for quantitative and qualitative disclosures about market risk.

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
Credco’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Credco;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Credco are being made only in accordance with authorizations of management and directors of Credco; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Credco’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2019. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2019, Credco’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
American Express Credit Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Express Credit Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of cash flows, and of shareholder’s equity for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Significant Transactions with Related Parties
As discussed in Note 8 to the consolidated financial statements, the Company has entered into significant related party transactions with affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 27, 2020

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

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2019	2018	2017
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$1,204	$1,017	$760
Interest income from affiliates and other	332	383	279
Finance revenue	79	61	48
Total revenues	1,615	1,461	1,087
Expenses
Provisions for losses	230	249	244
Interest expense	521	626	495
Interest expense to affiliates	433	225	58
Other, net	(81)	(55)	15
Total expenses	1,103	1,045	812
Pretax income	512	416	275
Income tax provision	94	29	878
Net income (loss)	$418	$387	$(603)

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2019	2018	2017
Net income (loss)	$418	$387	$(603)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(27)	(62)	265
Other comprehensive (loss) income	(27)	(62)	265
Comprehensive income (loss)	$391	$325	$(338)

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

(Millions, except share data)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$33	$102
Card Member receivables, less reserves: 2019, $162; 2018, $167	25,395	24,429
Card Member loans, less reserves: 2019, $10; 2018, $5	687	636
Loans to affiliates and other	10,345	14,136
Due from affiliates	652	210
Other assets	245	529
Total assets	$37,357	$40,042
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$3,216	$826
Short-term debt to affiliates	6,225	5,899
Long-term debt	13,469	20,447
Long-term debt to affiliates	9,292	7,523
Total debt	32,202	34,695
Due to affiliates	2,133	2,869
Accrued interest and other liabilities	435	282
Total liabilities	$34,770	$37,846
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of December 31, 2019 and 2018	—	—
Additional paid-in capital	161	161
Retained earnings	3,513	3,095
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2019, $25; 2018, $34	(1,087)	(1,060)
Total accumulated other comprehensive loss	(1,087)	(1,060)
Total shareholder’s equity	2,587	2,196
Total liabilities and shareholder’s equity	$37,357	$40,042

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$418	$387	$(603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for losses	230	249	244
Amortization of underwriting expense	19	25	28
Deferred taxes	13	(35)	55
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(247)	(90)	1,088
Other operating assets and liabilities	344	405	(378)
Net cash provided by operating activities	777	941	434
Cash Flows from Investing Activities
Net increase in Card Member receivables and Card Member loans	(1,226)	(4,984)	(1,998)
Net increase in loans to affiliates and other(a)	(1,128)	(67)	(1,245)
Net (decrease) increase in due to/from affiliates	(924)	978	(1,718)
Net cash used in investing activities	(3,278)	(4,073)	(4,961)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	2,390	(482)	(1,685)
Net increase (decrease) in short-term debt to affiliates(b)	327	(97)	1,414
Proceeds from long-term debt	—	—	8,438
Principal payments of long-term debt(c)	(7,152)	(3,647)	(4,900)
Proceeds from long-term debt to affiliates(b)	33,559	11,812	270
Principal payments of long-term debt to affiliates(a)(b)	(26,674)	(4,546)	—
Net cash provided by financing activities	2,450	3,040	3,537
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	5	(9)	75
Net decrease in cash, cash equivalents and restricted cash	(46)	(101)	(915)
Cash, cash equivalents and restricted cash at beginning of period	195	296	1,211
Cash, cash equivalents and restricted cash at end of period	$149	$195	$296

Supplementary cash flow information
Non-cash Investing activity
Replacement of due from affiliate balance with new loan arrangement with affiliates(d)	$—	$—	$2,129
Termination of intercompany loan agreement with American Express Limited and American Express International, Inc.(a)	5,109	—	—
Non-cash Financing activity
Settlement of borrowings with American Express Company(a)	$(5,109)	$—	$—

Cash, cash equivalents and restricted cash reconciliation	Dec-19	Dec-18	Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$33	$102	$196
Restricted cash included in Other assets per Consolidated Balance Sheets(e)	116	93	100
Total cash, cash equivalents and restricted cash	$149	$195	$296

(a)As a result of funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the related borrowings from American Express Company during the second quarter of 2019.
(b)Pursuant to the revision of the master note arrangement with American Express Company during the fourth quarter of 2018, Credco has changed the classification of the net borrowings from short-term debt to affiliates to long-term debt to affiliates.
(c)Includes $2 million paid during the fourth quarter of 2019 towards the renewal of Credco's existing U.S. dollar-denominated committed bank credit facility.
(d)To more effectively manage inter-affiliate funding, Credco entered into new loan agreements in July 2017 with American Express Limited and American Express International, Inc. The new loans were funded by the assignment of its existing loan to American Express Company and its outstanding due from affiliate balance with TRS.
(e)Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, 2019	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
(Millions)
Balances as of December 31, 2016	$2,209	$—	$161	$(1,263)	$3,311
Net loss	(603)				(603)
Other comprehensive income	265			265
Balances as of December 31, 2017	1,871	—	161	(998)	2,708
Net income	387				387
Other comprehensive loss	(62)			(62)
Balances as of December 31, 2018	2,196	—	161	(1,060)	3,095
Net income	418				418
Other comprehensive loss	(27)			(27)
Balances as of December 31, 2019	$2,587	$—	$161	$(1,087)	$3,513

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
Credco is required to maintain its fixed charge coverage ratio at a minimum of 1.25, which is achieved by charging appropriate discount rates on the purchase of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio, whilst maintaining the intention for these transactions to occur on an arm's-length basis. Should it be required, American Express would provide Credco with financial support with respect to maintenance of its minimum fixed charge coverage ratio. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as Discount revenue earned from purchased Card Member receivables and Card Member loans on the Consolidated Statements of Income.
Principles of Consolidation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.
Credco consolidates entities in which Credco holds a "controlling financial interest." For voting interest entities, Credco is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions.
Foreign Currency
Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period; non-monetary assets and liabilities are translated at the historic exchange rate at the date of the transaction; revenues and expenses are translated at the average month-end exchange rates during the year. Resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholder’s equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Gains and losses related to transactions in a currency other than the functional currency are reported net in Other, net expenses, in Credco’s Consolidated Statements of Income.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board issued new accounting guidance for the recognition of credit losses on certain financial instruments. The guidance, as amended and effective January 1, 2020, introduces a new credit reserving methodology known as the Current Expected Credit Loss (CECL) approach, which differs significantly from the incurred loss approach used through December 31, 2019 and alters the estimation process, inputs and assumptions used in estimating credit losses. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. Credco's approach incorporates separate reasonable and supportable periods for Card Member receivables and Card Member loans and uses a weighted average of multiple future economic scenarios. Additionally, the guidance requires a modified retrospective transition, which records the difference between the reserves measured using the CECL methodology and the reserves using the incurred loss approach, tax effected, as a cumulative effect adjustment upon adoption through retained earnings. As a result, Credco's financial position and results of operations for periods prior to January 1, 2020 will not be restated.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credco currently estimates a decrease to Card Member receivable reserves of approximately $147 million and an increase to Card Member loan reserves of approximately $7 million, along with the associated current and deferred tax impact of approximately $24 million, and cumulative effect adjustment to the opening balance of retained earnings, net of tax, of approximately $116 million as of January 1, 2020. Credco's cross-functional implementation team is finalizing its operational processes, controls and governance.

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

Card Member receivables as of December 31, 2019 and 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group(a)	$9,847	$8,485
Global Commercial Services(b)	15,710	16,111
Card Member receivables(c)	25,557	24,596
Less: Reserve for losses	162	167
Card Member receivables, net(d)	$25,395	$24,429
(a)Comprised of U.S. and International Consumer Services.
(b)Comprised of Corporate and Small Business Services.
(c)Net of deferred discount revenue totaling $75 million and $68 million as of December 31, 2019 and 2018, respectively.
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
Card Member loans as of December 31, 2019 and 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group(a)	$697	$641
Less: Reserve for losses	10	5
Card Member loans, net(b)	$687	$636
(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of December 31, 2019 and 2018:

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$9,766	$29	$16	$36	$9,847
Global Commercial Services
Global Small Business Services	1,996	10	5	9	2,020
Global Corporate Payments(a)	(b)	(b)	(b)	105	13,690
Card Member Loans:
Global Consumer Services Group	$689	$3	$2	$3	$697

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$8,432	$17	$12	$24	$8,485
Global Commercial Services
Global Small Business Services	1,787	7	4	7	1,805
Global Corporate Payments(a)	(b)	(b)	(b)	103	14,306
Card Member Loans:
Global Consumer Services Group	$636	$2	$1	$2	$641
(a)Delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).
(b)Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality Indicators for Card Member Receivables and Card Member Loans

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2019			2018
	Net Write-off Rate	(a)	30+ Days Past Due as a % of Total	Net Write-off Rate	(a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	1.10%		0.82%	1.14%		0.62%
Global Small Business Services	1.39%		1.19%	1.34%		1.00%
Card Member Loans:
Global Consumer Services Group	1.53%		1.15%	1.03%		0.78%

	2019			2018
	Net Loss Ratio as a % of Charge Volume		90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume		90+ Days Past Billing as a % of Receivables
		(b)			(b)
Card Member Receivables:
Global Corporate Payments	0.06%		0.77%	0.08%		0.72%
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
Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgments regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for losses on Card Member receivables and loans. These external factors include employment, spend, sentiment, housing and credit, and changes in the legal and regulatory environment, while the internal factors include increased risk in certain portfolios, impact of risk management initiatives, changes in underwriting requirements and overall process stability. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of Card Member receivables or loans and net write-off coverage ratios.
Card Member receivables and Card Member loans balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member receivables and Card Member loans in bankruptcy or owed by deceased individuals are generally written off upon notification.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2019	2018	2017
Balance, January 1	$167	$145	$110
Provisions	216	243	238
Other credits(a)	13	53	58
Net write-offs(b)	(229)	(238)	(198)
Other debits(c)	(5)	(36)	(63)
Balance, December 31	$162	$167	$145
(a)Primarily reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $2.7 billion, $9.8 billion and $9.4 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
(b)Net of recoveries of $125 million, $119 million and $95 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(c)Primarily reserve balances related to participation interests in Card Member receivables sold to an affiliate. Participation interests in Card Member receivables sold totaled $1.1 billion, $6.2 billion and $9.4 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2019	2018	2017
Balance, January 1	$5	$5	$5
Provisions	14	6	6
Net write-offs(a)	(9)	(6)	(6)
Balance, December 31	$10	$5	$5
(a)Net of recoveries of $1.6 million, $1.8 million and $1.0 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Note 4 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original contractual maturity dates of less than one year, as of December 31 was as follows:

	2019		2018
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)
Commercial paper(b)	$3,001	1.94%	$752	2.71%
Other short-term borrowings(c)	215	1.58	74	2.39
Total	$3,216	1.91%	$826	2.68%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2019 and 2018.
(b)Average commercial paper outstanding was $299 million and $228 million in 2019 and 2018, respectively.
(c)Represents interest-bearing book overdrafts with banks.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt

Credco’s long-term debt outstanding (excluding long-term debt to affiliates), defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

		2019			2018
	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
(Millions, except percentages)
Fixed Rate Senior Notes	2020-2027	$11,839	2.40%	2.56%	$16,677	2.28%	3.06%
Floating Rate Senior Notes	2020-2022	1,650	2.64	—	3,800	3.31	—
Unamortized Underwriting Fees		(20)			(30)
Total Long-Term Debt		$13,469	2.43%		$20,447	2.47%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 6 for more details on Credco’s treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on outstanding principal balances and interest rates in effect as of December 31, 2019 and 2018.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2019 and 2018.
Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2019 were as follows:

(Millions)
2020	$6,600
2021	2,864
2022	2,050
2023	—
2024	—
Thereafter	2,000
Total	13,514
Unamortized Underwriting Fees	(20)
Unamortized Discount	(23)
Impacts due to Fair Value Hedge Accounting	(2)
Total Long-Term Debt	$13,469
Credco maintained a bank line of credit of $3.5 billion as of both December 31, 2019 and 2018, all of which was undrawn as of the respective dates. Credco paid $4.9 million and $2.5 million in fees to maintain these lines for the years ended December 31, 2019 and 2018, respectively. The availability of the credit line is subject to compliance with certain financial covenants, including the maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.54 for the year ended December 31, 2019. As of December 31, 2019 and 2018, Credco was not in violation of any of its debt covenants.
The committed facility does not contain material adverse change clauses that would preclude borrowing under the credit facility. Additionally, the facility may not be terminated should there be a change in Credco’s credit ratings.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credco paid total interest, primarily related to short- and long-term debt, and corresponding interest rate swaps of $0.5 billion, $0.6 billion and $0.5 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:
•Interest rate risk in its funding activities; and
•Foreign exchange risk arising from earnings, funding, transactions and investments in currencies other than the U.S. dollar.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, Credco has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of Credco’s derivative assets and liabilities as of December 31, 2019 and 2018 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets. To further mitigate counterparty credit risk, Credco exercises its rights under executed credit support agreements with the respective derivative counterparties for most of its bilateral interest rate swaps. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow Credco or the counterparty to terminate the agreement and settle the fair value of existing positions in the event of a downgrade of one party’s credit rating below investment grade. The aggregate fair value of Credco’s derivative instruments in a net liability position that contain credit-risk-related contingent features as of December 31, 2019, is $38 million. Credco has no individually significant third-party derivative counterparties and therefore, no significant risk exposure to any single third-party counterparty. Based on Credco’s assessment of the credit risk of its derivative counterparties and its own credit risk as of December 31, 2019 and 2018, no credit risk adjustment to the derivative portfolio was required.
Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 7 for a description of Credco’s methodology for determining the fair value of derivatives.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)(b)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	12	57	44	10
Total derivatives designated as hedging instruments	12	57	44	10
Derivatives not designated as hedging instruments:
Foreign exchange contracts	31	220	182	6
Total derivatives, gross	43	277	226	16
Derivative asset and derivative liability netting(c)	(27)	(11)	(27)	(11)
Total derivatives, net	$16	$266	$199	$5
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Credco posted $20 million and $55 million as of December 31, 2019 and 2018, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $8.8 billion and $13.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2019 and 2018, respectively.
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
The following table presents the gains and losses associated with the fair value hedges of Credco’s fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2019	2018	2017
	Interest Expense(a)	Interest Expense(a)	Other, net expenses
Fixed-rate long-term debt	$(181)	$29	$100
Derivatives designated as hedging instruments	184	(13)	(129)
Total	$3	$16	$(29)
(a)Credco adopted a new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Interest expense.

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $8.7 billion and $13.5 billion as of December 31, 2019 and 2018, respectively, including the cumulative amount of fair value hedging adjustments of $(2) million and $(184) million for the respective periods.
Credco recognized net increases of $90 million and $75 million in Interest expense on Long-term debt for the years ended December 31, 2019 and 2018, respectively, and net reductions of $53 million for the year ended December 31, 2017 primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. Credco had notional amounts of approximately $3.0 billion and $2.9 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2019 and 2018, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment were a loss of $44 million, a gain of $127 million and a loss of $174 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gains of $87 million, $59 million and $21 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are recognized in Other, net expenses in the Consolidated Statements of Income.

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
GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:
•Level 1 – Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
–Quoted prices for similar assets or liabilities in active markets;
–Quoted prices for identical or similar assets or liabilities in markets that are not active;
–Inputs other than quoted prices that are observable for the asset or liability; and
–Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 – Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.
Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For the years ended December 31, 2019 and 2018, there were no Level 3 transfers.
Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:

(Millions)	2019	2018
Assets:
Derivatives, gross(a)	$43	$277
Total assets	43	277
Liabilities:
Derivatives, gross(a)	226	16
Total liabilities	$226	$16
(a)Refer to Note 6 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value
For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table), Credco applies the following valuation techniques:

Derivative Financial Instruments
The fair value of Credco’s derivative financial instruments is estimated internally by using third-party pricing models, where the inputs to those models are readily observable from active markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. Credco reaffirms its understanding of the valuation techniques at least annually and validates the valuation output on a quarterly basis. Credco’s derivative instruments are classified within Level 2 of the fair value hierarchy.
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
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2019 and 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2019 and 2018 and require management's judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2019 (Billions)	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$—	$—	$—	$—	$—
Other financial assets(a)	26.3	26.3	0.1	26.2	—
Financial assets carried at other than fair value
Card Member loans, net	0.7	0.7	—	—	0.7
Loans to affiliates and other	10.3	10.4	—	2.8	7.6
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	11.2	11.2	—	11.2	—
Financial liabilities carried at other than fair value
Long-term debt	13.5	13.7	—	13.7	—
Long-term debt to affiliates	$9.3	$9.4	$—	$9.4	$—

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(b)	$0.1	$0.1	$0.1	$—	$—
Other financial assets(a)	24.9	24.9	0.1	24.8	—
Financial assets carried at other than fair value
Card Member loans, net	0.6	0.6	—	—	0.6
Loans to affiliates and other	14.1	14.1	—	7.4	6.7
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	9.0	9.0	—	9.0	—
Financial liabilities carried at other than fair value
Long-term debt	20.4	20.5	—	20.5	—
Long-term debt to affiliates	$7.5	$7.3	$—	$7.3	$—

(a)Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.
(b)Amounts reflect interest-bearing deposits.
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

Nonrecurring Fair Value Measurements
During the years ended December 31, 2019 and 2018, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

Note 8 – Transactions with Affiliates
As described below, Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis. However, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent parties.
In 2019, 2018 and 2017, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $316 billion, $299 billion and $262 billion, respectively. In 2019, 2018 and 2017, Credco sold Card Member receivables and participating interests to affiliates totaling $1.1 billion, $6.2 billion and $9.4 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $1.2 billion, $1.0 billion and $0.8 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The receivables agreements require TRS and its subsidiaries to perform servicing, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.
As of December 31, 2019 and 2018, CRC owned approximately $8.1 billion and $6.7 billion, respectively, of participation interests purchased from RFC VIII.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transactions with affiliates as of or for the years ended December 31, were as follows:

(Millions, except percentages)	2019	2018	2017
Loans to affiliates and other	$10,345	$14,136	$14,527
Average interest rate on loans to affiliates and other	2.89%	2.79%	2.19%
Due from affiliates	$652	$210	$189
Restricted cash with affiliates	116	93	100
Short-term debt to affiliates	6,225	5,899	5,997
Average interest rate on short-term debt to affiliates	2.33%	2.09%	1.04%
Maximum month-end level of short-term debt during the year	$7,087	$14,216	$8,377
Long-term debt to affiliates	9,292	7,523	270
Average interest rate on long-term debt to affiliates	3.17%	2.69%	0.23%
Maximum month-end level of long-term debt during the year	$13,391	$8,725	270
Due to affiliates	2,133	2,869	1,988
Maximum month-end level of loans to affiliates during the year	14,264	14,136	14,527
Interest income from affiliates and other	332	383	279
Interest expense to affiliates	433	225	58
Other, net expense	2	2	2
Interest paid on short-term and long-term debt	$421	$198	$54
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. Revenue earned from loans to affiliates and other is recorded as interest income from affiliates and other in the Consolidated Statements of Income. As of December 31, 2019 and 2018, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

The components of loans to affiliates and other as of December 31 were as follows:

(Millions)	2019	2018
American Express Services Europe Limited	$4,206	$3,552
American Express Australia Limited	2,052	1,839
Amex Bank of Canada	1,587	1,334
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	534	463
American Express International, Inc., Singapore Branch	413	383
American Express Bank (Mexico) S.A.	404	348
Alpha Card S.C.R.L./C.V.B.A.	120	114
American Express Saudi Arabia (C) JSC	71	53
American Express International (NZ), Inc.	70	72
American Express Limited(a)	—	3,847
American Express International, Inc.(a)	—	1,243
Total(b)	$10,345	$14,136
(a)As a result of funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the related borrowings from American Express Company during the second quarter of 2019.
(b)As of December 31, 2019 and 2018, approximately $8.2 billion and $7.2 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of December 31, 2019, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Act. Refer to Note 10 to the “Consolidated Financial Statements.”
As of December 31, 2019 and 2018, the amount of interest-bearing restricted cash was $116 million and $93 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2019	2018
AE Exposure Management Limited	$5,731	$5,122
American Express Europe LLC	219	517
American Express Holdings Netherlands CV	192	192
Accertify Inc.	82	68
American Express Swiss Holdings GmbH	1	—
Total	$6,225	$5,899

Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of December 31 were as follows:

	2019		2018
	Outstanding Balance	Year-End Stated Interest Rate on Debt	Outstanding Balance	Year-End Stated Interest Rate on Debt

(Millions, except percentages)
American Express Company(a)	$8,959	2.85%	$7,240	3.32%
Amex Funding Management (Europe) Limited(b)	333	0.28	283	0.28
Total	$9,292	2.76%	$7,523	3.20%

(a)Amounts payable by November 2023.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $328 million, $305 million and $234 million for the years ended December 31, 2019, 2018 and 2017, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Changes in Accumulated Other Comprehensive Income
AOCI is a balance sheet item in the Shareholder’s Equity section on Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur.
Changes in Foreign Currency Translation Adjustments for the three years ended December 31 were as follows:

(Millions), net of tax	Foreign Currency Translation Adjustment (losses) gains
Balances as of December 31, 2016	$(1,263)
Net translation gain of investments in foreign operations(a)	439
Net losses related to hedges of investments in foreign operations	(174)
Net change in accumulated other comprehensive loss	265
Balances as of December 31, 2017	(998)
Net translation loss of investments in foreign operations	(189)
Net gains related to hedges of investments in foreign operations	127
Net change in accumulated other comprehensive loss	(62)
Balances as of December 31, 2018	(1,060)
Net translation gain of investments in foreign operations	17
Net losses related to hedges of investments in foreign operations	(44)
Net change in accumulated other comprehensive loss	(27)
Balances as of December 31, 2019	$(1,087)
(a)Includes $289 million of tax benefit recognized in the year ended December 31, 2017 (refer to Note 10).
The following table shows the tax impact for the three years ended December 31 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
(Millions)	2019	2018	2017
Net translation on investments in foreign operations(a)	$5	$(23)	$(209)
Net hedges of investments in foreign operations	(14)	40	(103)
Total tax impact	$(9)	$17	$(312)
(a)Includes $289 million of tax benefit recognized in the year ended December 31, 2017 (refer to Note 10).
No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.

Note 10 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (the Tax Act), enacted on December 22, 2017, made broad and complex changes to the U.S. federal corporate income tax rules. Most notably, effective January 1, 2018, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35 percent to 21 percent, introduced a territorial tax system in which future dividends paid from earnings outside the United States to a U.S. corporation are not subject to U.S. federal taxation and imposed new U.S. federal corporate income taxes on certain foreign operations.
The results of operations of Credco are included in the consolidated U.S. federal income tax return of American Express. Under an agreement with American Express, provision for income taxes is recognized on a separate company basis. If benefits for net operating losses, future tax deductions and foreign tax credits cannot be recognized on a separate company basis, such benefits

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are then recognized based upon a share, derived by formula, of those deductions and credits that are recognizable on an American Express consolidated reporting basis.
The components of income tax expense for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2019	2018	2017
Current income tax expense (benefit):
U.S. federal	$45	$(14)	$785
U.S. state and local	13	(6)	15
Non-U.S.	23	84	24
Total current income tax expense	81	64	824
Deferred income tax expense (benefit):
U.S. federal	11	(28)	58
U.S. state and local	—	1	1
Non-U.S.	2	(8)	(5)
Total deferred income tax expense (benefit)	13	(35)	54
Total income tax expense	$94	$29	$878
A reconciliation of the U.S. federal statutory rate of 21 percent as of both December 31, 2019, and 2018, and 35 percent as of December 31, 2017, to Credco’s actual income tax rate on continuing operations was as follows:

	2019	2018	2017
U.S. statutory federal income tax rate	21.0%	21.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	0.8	(0.4)	(0.3)
Non-U.S. subsidiaries earnings(a)	(3.7)	(8.7)	(25.7)
Tax settlements(b)	—	—	(1.1)
U.S. Tax Act(c)	—	(5.6)	311.6
Other(d)	0.3	0.7	(0.2)
Actual tax rate	18.4%	7.0%	319.3%
(a)2017 primarily included tax benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.
(b)Related to the resolution of tax matters in various jurisdictions.
(c)2017 included the $858 million provisional charge for the impacts of the Tax Act and the adjustments thereto are included in 2018.
(d)Results for all years include the impact of prior year tax returns filed in the current year.
Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2019	2018
Deferred tax assets:
Reserves not yet deducted for tax purposes	$29	$36
State income taxes	9	7
Foreign exchange loss	32	42
Other	25	29
Gross deferred tax assets	95	114
Deferred tax liabilities:
Investment in foreign subsidiaries(a)	74	77
Gross deferred tax liabilities	74	77
Net deferred tax assets	$21	$37
(a)Deferred state income and foreign withholding tax consequences of future cash distributions from non-U.S. subsidiaries.
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
Credco is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which it has significant business operations. The tax years under examination and open for examination vary by jurisdiction. Tax years from 2016 onwards are open for examination by the IRS.
The following table presents changes in unrecognized tax benefits:

(Millions)	2019	2018	2017
Balance, January 1	$73	$24	$308
Increases:
Current year tax positions	5	4	8
Tax positions related to prior years	4	46	—
Decreases:
Tax positions related to prior years(a)	—	—	(289)
Lapse of statute of limitations	(2)	(1)	(3)
Balance, December 31	$80	$73	$24
(a)Decrease due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in shareholder’s equity, specifically within AOCI.
Included in the unrecognized tax benefits of $80 million, $73 million and $24 million for December 31, 2019, 2018 and 2017, respectively, are approximately $57 million, $52 million and $19 million, respectively, that if recognized, would favorably affect the effective tax rate in a future period.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credco believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $4 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $4 million of unrecognized tax benefits, approximately $3 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the year ended December 31, 2019 Credco recognized a tax charge of $3 million for interest and penalties. For the year ended December 31, 2018, Credco recognized an immaterial amount for interest and penalties. For the year ended December 31, 2017, Credco recognized tax benefits of approximately $1 million for interest and penalties. Credco had approximately $8 million and $5 million accrued for the payment of interest and penalties as of December 31, 2019 and 2018, respectively.
Current taxes due to American Express or affiliates as of December 31, 2019 and 2018 were $431 million and $727 million, respectively. The amount due to American Express for 2019 includes a $441 million payable related to the one time transition tax on the repatriated earnings and profits of certain foreign subsidiaries under the Tax Act.

	Payments due by year
(Millions)	2020	2021 - 2022	2023 – 2024	2025 and thereafter	Total
Deemed repatriation tax(a)	$—	$—	$115	$326	$441
(a)In 2019, the IRS applied the prior year U.S. federal income tax return overpayment against a portion of the remaining obligation.
Net income taxes paid by Credco during 2019 and 2018 were approximately $359 million and $144 million, respectively.
Note 11 – Significant Credit Concentrations
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
The following table details Credco’s maximum credit exposure of the on-balance sheet assets by category, as of December 31:

(Billions)	2019	2018
On-balance sheet:
Loans to affiliates and other	$10	$14
Institutions(a)	13	14
Individuals(b)	12	11
Financial Services(c)	1	1
Due from affiliates	1	—
Total on-balance sheet	$37	$40
(a)Primarily reflects Card Member receivables from other corporate institutions, which are governed by institutional credit risk management.
(b)Primarily reflects Card Member receivables and loans, which are governed by individual credit risk management.
(c)Represents banks, broker-dealers, insurance companies and savings and loan associations.
As of December 31, 2019 and 2018, Credco’s most significant concentration of credit risk was with Loans to affiliates and Corporate institutions, including Card Member receivables. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS and its subsidiaries generally advance these amounts on an unsecured basis. However, they review each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS and its subsidiaries also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details Credco’s Card Member receivables and loans exposure in the United States and outside the United States as of December 31:

(Billions)	2019	2018
United States	$19	$18
Outside the United States	7	7
Total	$26	$25

Note 12 – Geographic Regions
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
The following table presents Credco’s revenues and pretax income in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	2019	2018	2017
Revenues
United States	$1,133	$1,033	$779
Outside the United States	482	428	308
Consolidated	$1,615	$1,461	$1,087
Pretax income
United States	$61	$28	$9
Outside the United States	451	388	266
Consolidated	$512	$416	$275

Note 13 – Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2019 and 2018 are summarized as follows:

(Millions)	2019				2018
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$377	$388	$418	$432	$406	$386	$351	$318
Pretax income	132	131	130	119	108	107	93	108
Net income	$93	$110	$112	$103	$61	$109	$88	$129

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events
Subsequent to year end, American Express removed U.S. consumer and small business Card Member receivables from the Charge Trust and substantially replaced them with U.S. corporate Card Member receivables.
To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. corporate Card Member receivables to TRS. Then on February 1, 2020, TRS transferred $5.2 billion of U.S. corporate Card Member receivables to the Charge Trust and removed $7.2 billion of U.S. consumer and small business Card Member receivables from the Charge Trust. Since Credco maintains participation interests in the Charge Trust, these transactions resulted in Credco (i) no longer having an interest in the $7.2 billion in U.S. consumer and small business Card Member receivables and (ii) having an interest in the U.S. corporate Card Member receivables in the Charge Trust. Settlement of these transactions was undertaken through borrowings from American Express Company and thus Long-term debt to affiliates has also decreased by $7.2 billion.

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
“Management’s Report on Internal Control over Financial Reporting”, which sets forth management’s evaluation of internal control over financial reporting, is set forth in “Financial Statements and Supplementary Data.”
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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed American Express that during the year ended December 31, 2019, approximately 30 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and reservations were booked at one hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

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
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2019.
Each year, the Audit and Compliance Committee reviews the accounting firm’s qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2014.
Audit Fees
The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $718,206 and $708,532 for the years ended December 31, 2019 and 2018, respectively.
Audit-Related Fees
Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2019 or 2018.
Tax Fees
Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2019 or 2018.
All Other Fees
Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2019 or 2018.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
		See Index to the Financial Statements on page 30.
	2	Exhibits:
		The following exhibits are filed as part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed

3(a)	Registrant's Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant's By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant's Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(b)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Conditions of Notes to be issued outside the United States under the Registrant's Australian Debt Issuance Program	Incorporated by reference to Exhibit 4(v) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2006.

4(d)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(i) to Registrant's Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(e)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(f)	Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated November 22, 2016	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 1-6908) dated November 15, 2016.

4(g)	Form of Global Note for the Registrant's 0.625% Senior Notes due 2021	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 1-6908) dated November 15, 2016.

4(h)	Second Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated as of November 30, 2016	Incorporated by reference to Exhibit 4(aa) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2016.

4(i)	Form of Permanent Registered Fixed Rate Global Note	Incorporated by reference to Exhibit 4(j) to Registrant's Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).

4(j)	Form of Permanent Registered Floating Rate Global Note	Incorporated by reference to Exhibit 4(k) to Registrant's Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).

4(k)	The Registrant hereby agrees to furnish the Commission, upon request, with copies of the instruments defining the rights of holders of each issue of long-term debt of the Registrant for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant

4(l)	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document -The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: February 27, 2020	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 27, 2020	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer and Director

Date:	February 27, 2020	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer

Date:	February 27, 2020	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date:	February 27, 2020	By	/s/ Ian Woolley
Ian Woolley
Director