Form 10-Q
period 2020-03-31
AMERICAN EXPRESS CREDIT CORP
filed 2020-05-08
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2020
Common Stock (par value $0.10 per share)	1,504,938	Shares

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
In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with most countries and territories worldwide reporting confirmed cases of COVID-19, and a high concentration of cases in the United States and other countries in which American Express operates. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies.
During the first two months of 2020, while COVID-19 was primarily limited to specific countries in Asia and Europe, American Express continued to see solid growth in line with previous quarters. During the second half of March, the sharp contraction of the global economy triggered a dramatic decline in its business volumes, which continued into April. To the extent that American Express continues to see significant year-over-year declines, its future results will be materially impacted.
American Express’ billed business for the quarter was down only modestly as the COVID-19 impacts discussed above became more impactful as the quarter drew to a close. During the first two months of the quarter, its worldwide billed business increased 5 percent over the prior year, followed by a 25 percent year-over-year decline in billings for the month of March, resulting in an overall year-over-year decline of 6 percent for the quarter. International billings declined by 11 percent (7 percent on an FX adjusted basis) due to the earlier impact of COVID-19 in Asia and Europe.1 Commercial billed business declined by 6 percent year-over-year, primarily driven by a dramatic drop in T&E spending as corporations reduced spending and governments implemented travel restrictions.
Provisions for credit losses increased, for American Express and Credco, due to a significant reserve build that reflected the deterioration of the estimated global macroeconomic outlook as a result of COVID-19 impacts. The latest macroeconomic outlook reflects a more significant deterioration in United States Gross Domestic Product (GDP) and unemployment than when Credco closed its books for the first quarter. If those forecasts were to hold or worsen by the time Credco closes its second quarter financials, it would expect to have another large reserve build.
To support its customers, American Express is offering financial and other assistance to help them through this difficult period, adding product benefits to reflect today’s environment, and continuing to provide the high level of customer service they expect and rely on. During the quarter, American Express created a Customer Pandemic Relief Program for customers who have been impacted by COVID-19.
1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Credco ended the quarter with broad and well-diversified funding sources and a strong capital and liquidity profile, which provides it with significant flexibility to maintain a strong balance sheet in periods of uncertainty or stress.
Looking ahead, there is great uncertainty as to when the economy will improve. Financial performance for the remainder of the year will depend on (i) when and how strongly Card Member spending rebounds as the global economy recovers, and (ii) how long the challenges of high unemployment levels and business shutdowns last. At this time American Express and Credco cannot determine the answers to these questions.
American Express’ framework for managing through this challenging economic environment is built on four principles: supporting its colleagues and winning as a team; protecting its customers and its brand; structuring the company for growth in the future; and remaining financially strong. American Express will remain focused on what it can control in the short term while identifying opportunities across its businesses to position itself for growth in the longer term.
See “Risk Factors” for information on additional impacts of COVID-19 and related containment efforts as well as other matters that could have a material adverse effect on Credco’s results of operations and financial condition.
Critical Accounting Estimates
Please see the “Critical Accounting Estimates” section of Credco’s Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of all of Credco’s critical accounting estimates. The critical accounting estimate related to Reserves for Card Member Credit Losses presented below has been updated to reflect the adoption of the CECL methodology.
Reserves for Card Member Credit Losses
American Express has in place an enterprise-wide credit risk management process and manages the overall credit risk exposure associated with the Card Member receivables and loans, including those purchased by Credco.
Reserves for Card Member credit losses represent management’s best estimate of the expected credit losses in Credco’s outstanding portfolio of Card Member receivables and loans as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires management to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date.
In estimating expected credit losses American Express uses a combination of statistically-based models that include a significant amount of judgment, primarily related to the determination of the appropriate R&S Period, the methodology to incorporate current and future economic conditions, and the determination of the probability of and exposure at default, all of which are ultimately used in measuring the quantitative components of its reserves. American Express uses these models and assumptions, combined with historical loss experience, to calculate the reserve rates that are applied to the outstanding receivables or loans balances, to produce its reserves for expected credit losses. Beyond the R&S Period, American Express estimates expected credit losses using its historical loss rates. American Express also considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which consequentially may increase or decrease the reserves for credit losses on Card Member receivables and Card Member loans.
The R&S Period, which is approximately 3 years, represents the maximum time-period beyond the balance sheet date over which American Express can reasonably estimate credit losses, using all available portfolio information, current economic conditions and forecasts of future economic conditions. American Express obtains its forecasts of future economic conditions from an independent third party, and in determining the relevant R&S Period for Card Member receivables and loans, it also considers information arising from other internal processes, as well as its own past loss experience. Card Member loan products do not have a contractual term and balances can revolve if minimum required payments are made, causing some balances to remain outstanding beyond the R&S Period. Card Member receivable products are contractually required to be paid in full; therefore, American Express has assumed the balances will be either paid or written-off within the R&S Period.

Within the R&S Period, American Express models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. A significant area of judgment relates to how management applies future Card Member payments to the reporting period balances when determining the exposure at default. The nature of revolving loan products inherently includes a relationship between future payments and spend behavior which creates complexity in the application of how future payments are either partially or entirely attributable to the existing balance at the end of the reporting period. Using historical customer behavior and other factors, Credco has assumed that future payments are first allocated to interest and fees associated with the reporting period balance and future spend. Credco then allocates a portion of the payment to the estimated higher minimum payment amount due because of any future spend. Any remaining portion of the future payment would then be allocated to the remaining balance.
As noted above, CECL requires that the R&S Period include an assumption about current and future economic conditions. Management incorporates multiple economic scenarios (e.g., baseline, better and worse) obtained from an independent third party. The expected credit losses calculated from each economic scenario are weighted to reflect uncertainty around the baseline economic scenario. Management determines the weighting of each scenario based on its detailed review of the externally sourced information and comparing other economic information it uses throughout other processes.
Macroeconomic Sensitivity
Reserves for credit losses are sensitive to various inputs and assumptions, which may differ by portfolio. Macroeconomic forecasts are critical inputs into American Express’ models and inherently contain multiple variables, of which the U.S. unemployment rate and U.S. GDP growth rate are the most significant to its estimated expected credit losses. Both variables moved dramatically during the quarter and drove a significant credit reserve build. At December 31, 2019, the U.S. unemployment rate and GDP growth quarter-over-quarter was 3.5 percent and 2.1 percent, respectively. At March 31, 2020, American Express’ weighted economic scenarios, obtained from an independent third party, primarily assumed in the second quarter, the U.S. unemployment rate peaks between approximately 9 percent to 13 percent and U.S. GDP declines quarter-over-quarter approximately 18 percent to 25 percent, seasonally adjusted to annualized rates. The combination of the material movements in these variables, together with overall changes in Credco’s portfolios related to volume and mix, resulted in a build to Credco’s reserves for credit losses of $55 million. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.
Refer to the “Business Environment” and Table 3 in MD&A and Note 1 and Note 3 to the “Consolidated Financial Statements” for a further description of the impact of CECL, both at implementation and for the quarter ended March 31, 2020.
The process of estimating these reserves requires a high degree of judgment. To the extent American Express’ expected credit loss models are not indicative of future performance, Credco’s actual losses could differ significantly from its judgments and expectations, resulting in either higher or lower future provisions for credit losses in any period.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.
As a result of the adoption of Current Expected Credit Loss (CECL) on January 1, 2020, there is a lack of comparability in both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 3 to the “Consolidated Financial Statements” for further information.
Credco’s consolidated net income decreased by $81 million to $22 million, as compared to net income of $103 million for the same period in 2019. The year-over-year decrease in net income is primarily driven by lower discount revenue earned from Card Member receivables, lower interest income from affiliates and higher provision for credit losses, partially offset by decline in interest expense.

Table 1: Total Revenues Summary

Three Months Ended March 31,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Discount revenue earned from purchased
Card Member receivables and Card Member loans	$207	$303	$(96)	(32)%
Interest income from affiliates and other	37	110	(73)	(66)
Finance revenue	22	19	3	16
Total revenues	$266	$432	$(166)	(38)%

Total revenues
Discount revenue decreased, due to lower volumes of and lower discount rates on Card Member receivables purchased.
Interest income decreased, primarily due to lower average interest rates and decrease in average loan balances.
Table 2: Total Expenses Summary

Three Months Ended March 31,			Change 2020 vs. 2019
(Millions, except percentages)	2020	2019
Provisions for credit losses	$103	$63	$40	63%
Interest expense	79	169	(90)	(53)
Interest expense to affiliates	53	104	(51)	(49)
Other, net	(11)	(23)	12	(52)
Total expenses	$224	$313	$(89)	(28)%

Total expenses
Provisions for credit losses increased, primarily driven by significant reserve builds, which reflect the deterioration of the estimated global macroeconomic outlook, including unemployment and GDP, as a result of COVID-19 impacts.
Interest expense decreased, primarily due to scheduled debt maturities during the period.
Interest expense to affiliates decreased, primarily due to a decrease in average debt balances and lower interest rates.
Other, net expenses increased, primarily driven by lower forward point gains.

Income taxes
The effective tax rate was 47.6 percent and 13.4 percent for the three months ended March 31, 2020 and 2019, respectively. The tax rate for the three months ended March 31, 2020 includes an $18 million discrete tax charge related to the attribution of taxable income to jurisdictions outside the U.S. Refer to Note 7 to the “Consolidated Financial Statements” for additional information.
Card Member receivables and Card Member loans
As of March 31, 2020 and December 31, 2019, Credco owned $9.4 billion and $25.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of March 31, 2020 and December 31, 2019, CRC owned approximately $3.7 billion and $8.1 billion, respectively, of such participation interests.

Effective February 1, 2020, TRS removed U.S. Consumer and  Small Business Card Member receivables from the American Express Issuance Trust II (the Charge Trust) and substantially replaced them with U.S. Corporate Card Member receivables. To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. Corporate Card Member receivables to TRS. On February 1, 2020, TRS transferred $5.2 billion of U.S. Corporate Card Member receivables to the Charge Trust and removed U.S. Consumer and Small Business Card Member receivables from the Charge Trust. Since Credco maintains participation interests in the Charge Trust, these transactions resulted in Credco (i) no longer having a $7.2 billion interest in U.S. Consumer and Small Business Card Member receivables and (ii) having an interest in the U.S. Corporate Card Member receivables in the Charge Trust. Settlement of these transactions was undertaken through borrowings from American Express Company and thus Long-term debt to affiliates has also decreased by $7.2 billion.
On April 20, 2020, TRS added approximately $1.7 billion of U.S. Corporate Card Member receivables to the Charge Trust in order to increase the assets of the Trust.
Since the amount of U.S. Corporate card receivables to be added to the Charge Trust was not determined in the month of March 2020, TRS and Credco agreed that those receivables would be funded by Credco through a secured loan to TRS. This resulted in the March activity of $4.6 billion being reported as Loans to affiliates and other.
The net volume of Card Member receivables and Card Member loans purchased during the three months ended March 31, 2020 and 2019 was approximately $41 billion and $78 billion, respectively.
As of March 31, 2020 and December 31, 2019, Credco owned gross Card Member loans totaling $606 million and $697 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of March 31:
Table 3: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2020	2019
Total gross Card Member receivables (a)	$9,406	$26,007
Loss reserves - Card Member receivables (a)	$69	$175
Loss reserves as a % of receivables	0.7%	0.7%
Average life of Card Member receivables (# in days) (b)	42	29

(a)Refer to Notes 1, 2 and 3 to the “Consolidated Financial Statements” for further discussion.
(b)Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.
Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of March 31, 2020 and December 31, 2019 were as follows:

Table 4: Loans to Affiliates and Other

(Millions)	2020	2019
American Express Travel Related Services Company, Inc.(a)	$4,554	$—
American Express Services Europe Limited	3,080	4,206
American Express Australia Limited	1,884	2,052
American Express Company	1,285	—
Amex Bank of Canada	1,036	1,587
Amex Global Holdings C.V.	888	888
American Express Company (Mexico) S.A. de C.V.	434	534
American Express International, Inc., Singapore Branch	332	413
American Express Bank (Mexico) S.A.	329	404
American Express International (NZ), Inc.	60	70
Alpha Card S.C.R.L./C.V.B.A	54	120
American Express Saudi Arabia (C) JSC	23	71
Total (b)	$13,959	$10,345
(a)Represents the Card Member receivables for the month of March 2020 financed in the form of a secured loan. (Refer to Note 1 to the “Consolidated Financial Statements” for additional information).
(b)As of March 31, 2020 and December 31, 2019, approximately $10.8 billion and $8.2 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.
Due from/to Affiliates
As of March 31, 2020 and December 31, 2019, amounts due from affiliates were $2.1 billion and $0.7 billion, respectively. As of March 31, 2020 and December 31, 2019, amounts due to affiliates were $2.4 billion and $2.1 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both March 31, 2020 and December 31, 2019, due to affiliates also includes an amount pertaining to tax liability related to the Tax Cuts and Jobs Act of 2017.
Restricted Cash with Affiliates
As of March 31, 2020 and December 31, 2019, the amount of interest-bearing restricted cash was $108 million and $116 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.
Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of March 31, 2020 and December 31, 2019 were as follows:

Table 5: Short-term Debt to Affiliates

(Millions)	2020	2019
AE Exposure Management Limited	$5,875	$5,731
American Express Europe LLC	2,096	219
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	82	82
American Express Swiss Holdings GmbH	1	1
Total	$8,246	$6,225

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of March 31, 2020 and December 31, 2019 were as follows:
Table 6: Long-term Debt to Affiliates

(Millions)	2020	2019
American Express Company (a)	$653	$8,959
Amex Funding Management (Europe) Limited (b)	328	333
Total	$981	$9,292
(a)Amounts payable by November 2023.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $65 million and $69 million for the three months ended March 31, 2020 and 2019, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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
Credco is closely monitoring the rapidly changing macroeconomic environment and is actively managing its balance sheet to reflect evolving circumstances.
Funding Strategy
American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile.
Credco has historically relied on intercompany borrowings and the debt capital markets to fulfill a substantial amount of its funding needs. It has a variety of funding sources available to access the debt capital markets, including senior unsecured debt and commercial paper. Credco continues to assess its funding needs and investor demand and could change the mix of its existing sources as well as add new sources to its funding mix. Credco’s funding plans can vary due to various risks and uncertainties, such as the disruption of financial markets or reductions in market capacity and demand for securities offered by Credco as well as any regulatory changes or changes in its long-term or short-term credit ratings. Many of these risks and uncertainties are beyond Credco’s control.
Credco’s funding strategy is designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Fitch Ratings (Fitch), Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). Such ratings help support Credco’s access to cost-effective unsecured funding as part of its overall funding strategy.

Table 7: Unsecured Debt Ratings

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	F1	A	Negative

Moody’s	Prime-1	A2	Negative

S&P	A-2	A-	Stable
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
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of March 31, 2020 and December 31, 2019, Credco had $1.6 billion and $3.0 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $2.41 billion and $0.30 billion for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. During the three months ended March 31, 2020, Credco did not issue any unsecured debt securities. Credco had the following long-term debt outstanding as of March 31, 2020 and December 31, 2019:

Table 8: Long-Term Debt Outstanding

(Billions)	2020	2019
Long-term debt outstanding (a)	$11.1	$13.5
Average long-term debt (b)	$11.9	$16.4
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.
Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of March 31, 2020 and December 31, 2019, Credco had $11.0 billion and $13.5 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has also established a program in Australia for the issuance of debt securities of up to approximately $3.6 billion (AUD 6 billion). As of March 31, 2020 and December 31, 2019, the entire amount of notes were available for issuance under this program and there were no outstanding notes as of such dates.

During the three months ended March 31, 2020 and 2019, Credco did not pay any dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors, including the covenants of debt instruments issued by Credco that impose the requirement for Credco to maintain a minimum consolidated net worth of $50 million. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. As of March 31, 2020, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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
While the expansion of the COVID-19 pandemic has led to significant volatility in funding markets, Credco believes that it currently maintains sufficient liquidity sources to meet all liquidity requirements. As of March 31, 2020, Credco had cash and cash equivalents of $35 million. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements, access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the Charge Trust, and a committed bank credit facility.
Committed Bank Credit Facility
Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of March 31, 2020 of $3.5 billion with a maturity date of October 15, 2022. As of March 31, 2020, no amounts were drawn on this facility. Credco may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio. The fixed charge coverage ratio for Credco was 1.32 and 1.54 for the three months ended March 31, 2020 and year ended December 31, 2019, respectively.
The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.
OTHER MATTERS
Certain Legislative, Regulatory and Other Developments
Government Responses to COVID-19 Pandemic
In response to the COVID-19 pandemic, authorities around the world have implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. In addition to these measures, which have substantially curtailed household and business activity, fiscal and monetary policy measures have been deployed for the stated purpose of attempting to mitigate the adverse effects on the economy. In the United States, this has included the enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and a number of emergency lending and liquidity facilities established by the Federal Reserve.

There have also been various governmental actions taken or proposed to provide forms of relief, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance with respect to certain loans and fees.
Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known. Credco continues to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on its operations.
Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described below as well as those in Credco’s Annual Report on Form 10-K for the year ended December 31, 2019 and the “Risk Factors” section in this Quarterly Report are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements.
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•a further deterioration in global economic and business conditions, consumer and business spending generally; an inability or unwillingness of Card Members to pay amounts owed to American Express; uncertain impacts of, or additional changes in, monetary, fiscal or tax policy to address the impact of COVID-19; prolonged measures to contain the spread of COVID-19 or premature easing of such containment measures, both of which could further exacerbate the effects on its business activities and results of operations, Card Members and partners; Credco’s inability to manage risk in an uncertain and fast-changing environment; further market volatility and changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and its reputation; changes in foreign currency rates and benchmark interest rates; an inability of its business partners to meet their obligations to American Express and its customers due to slowdowns or disruptions in their businesses or otherwise; pricing changes, product mix and credit actions, including line size and other adjustments to credit availability; and telecommunications failures, internet outages or cybersecurity incidents impacting transaction authorization, clearing and settlement systems;
•the amount of future credit reserve builds, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown rates) and delinquency and write-off rates; macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the impact of the Current Expected Credit Loss (CECL) methodology; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•factors beyond Credco’s control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural and man-made disasters, or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of its business and results of operations or disrupt its global network systems and ability to process transactions;
•the effectiveness of Credco’s risk management policies and procedures, including ability to accurately estimate the provisions for losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans, and operational risk;
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
•the impact on American Express’ business that could result from litigation such as class actions or from government regulation or supervision; and
•Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its bank credit facilities and other lending facilities, and regulatory changes.

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31, (Millions)	2020	2019
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$207	$303
Interest income from affiliates and other	37	110
Finance revenue	22	19
Total revenues	266	432
Expenses
Provisions for credit losses	103	63
Interest expense	79	169
Interest expense to affiliates	53	104
Other, net	(11)	(23)
Total expenses	224	313
Pretax income	42	119
Income tax provision	20	16
Net income	$22	$103

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended March 31, (Millions)	2020	2019
Net income	$22	$103
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(137)	7
Other comprehensive (loss) income	(137)	7
Comprehensive (loss) income	$(115)	$110
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$35	$33
Card Member receivables, less reserves for credit losses: 2020, $69; 2019, $162	9,337	25,395
Card Member loans, less reserves for credit losses: 2020, $18; 2019, $10	588	687
Loans to affiliates and other	13,959	10,345
Due from affiliates	2,095	652
Other assets	1,107	245
Total assets	$27,121	$37,357
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$1,574	$3,216
Short-term debt to affiliates	8,246	6,225
Long-term debt	11,074	13,469
Long-term debt to affiliates	981	9,292
Total debt	21,875	32,202
Due to affiliates	2,392	2,133
Accrued interest and other liabilities	263	435
Total liabilities	$24,530	$34,770
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	161	161
Retained earnings	3,654	3,513
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2020, $154; 2019, $25	(1,224)	(1,087)
Total accumulated other comprehensive loss	(1,224)	(1,087)
Total shareholder’s equity	2,591	2,587
Total liabilities and shareholder’s equity	$27,121	$37,357

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2020	2019
Cash Flows from Operating Activities
Net income	$22	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	103	63
Amortization of underwriting expense	4	6
Deferred taxes	(6)	(3)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(4)	18
Other operating assets and liabilities	108	153
Net cash provided by operating activities	227	340
Cash Flows from Investing Activities
Net decrease (increase) in Card Member receivables and Card Member loans (a)	10,640	(1,396)
Net (increase) decrease in loans to affiliates and other (a)	(4,364)	130
Net (increase) decrease in due to/from affiliates	(1,199)	358
Net cash provided by (used in) investing activities	5,077	(908)
Cash Flows from Financing Activities
Net decrease in short-term debt	(1,642)	(733)
Net increase in short-term debt to affiliates	2,021	453
Principal payments of long-term debt	(2,450)	(2,250)
Proceeds from long-term debt to affiliates	8,006	8,379
Principal payments of long-term debt to affiliates (a)	(11,235)	(5,318)
Net cash (used in) provided by financing activities	(5,300)	531
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(10)	2
Net decrease in cash, cash equivalents and restricted cash	(6)	(35)
Cash, cash equivalents and restricted cash at beginning of period	149	195
Cash, cash equivalents and restricted cash at end of period	$143	$160

Cash, cash equivalents and restricted cash reconciliation	Mar-20	Dec-19	Mar-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets	$35	$33	$65	$102
Restricted cash included in Other assets per Consolidated Balance Sheets (b)	108	116	95	93
Total cash, cash equivalents and restricted cash	$143	$149	$160	$195

Supplemental cash flow information			2020	2019
Non-cash Investing activity
Sale of U.S Corporate Card Member receivables to TRS (a)			$5,196	$—
Lending to American Express Company (a)			(119)	—
Non-cash Financing activity
Settlement of borrowings with American Express Company (a)			$(5,077)	$—

(a)During the quarter, TRS removed U.S Consumer and Small Business Card Member receivables from the American Express Issuance Trust II (the Charge Trust) and substantially replaced them with U.S Corporate Card Member receivables. To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. Corporate Card Member receivables to TRS. Settlement of this transaction was undertaken through borrowings from American Express Company.
(b)Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

Three months ended March 31, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2019	$2,587	$—	$161	$(1,087)	$3,513
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	119	—	—	—	119
Net income	22	—	—	—	22
Other comprehensive loss	(137)	—	—	(137)	—
Balances as of March 31, 2020	$2,591	$—	$161	$(1,224)	$3,654

Three months ended March 31, 2019 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$2,196	$—	$161	$(1,060)	$3,095
Net income	103	—	—	—	103
Other comprehensive income	7	—	—	7	—
Balances as of March 31, 2019	$2,306	$—	$161	$(1,053)	$3,198
(a)Represents $140 million, net of tax of $21 million, relating to the impact as of January 1, 2020, of adopting the new accounting guidance for the recognition of credit losses on certain financial instruments.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The Company
American Express Credit Corporation (Credco) is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), which is a wholly owned subsidiary of American Express Company (American Express).
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
Credco is required to maintain its fixed charge coverage ratio at a minimum of 1.25, which is achieved by charging appropriate discount rates on the purchase of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum fixed charge coverage ratio, whilst maintaining the intention for these transactions to occur on an arm’s-length basis. Should it be required, American Express would provide Credco with financial support with respect to maintenance of its minimum fixed charge coverage ratio. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as Discount revenue earned from purchased Card Member receivables and Card Member loans on the Consolidated Statements of Income.
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Credco’s Annual Report on Form 10-K for the year ended December 31, 2019. If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
Recently Issued and Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board issued new accounting guidance related to the effects of reference rate reform on financial reporting. The guidance, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to receivables, loans, debt, derivatives and hedge accounting elections and other contractual arrangements. Credco adopted the guidance as of March 31, 2020, with no material impact on Credco’s financial position, results of operations and cash flows. There were no significant changes to its accounting policies, business processes or internal controls as a result of adopting the new guidance.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2020, Credco adopted the new credit reserving methodology, applicable to certain financial instruments, known as the Current Expected Credit Loss (CECL) methodology under a modified retrospective transition. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. Upon implementation, Card Member receivable reserves decreased by $147 million and Card Member loan reserves increased by $7 million, along with the associated current and deferred tax impact of $21 million, and cumulative effect adjustment to the opening balance of retained earnings, net of tax, of $119 million. There were no material changes to Credco’s business processes or internal controls as a result of adopting the new guidance. Refer to Note 3 for additional information on how management estimates reserves for credit losses in accordance with CECL methodology.
Other Information
Effective February 1, 2020, TRS removed U.S. Consumer and Small Business Card Member receivables from the Charge Trust and substantially replaced them with U.S. Corporate Card Member receivables. To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. Corporate Card Member receivables to TRS. On February 1, 2020, TRS transferred $5.2 billion of U.S. Corporate Card Member receivables to the Charge Trust and removed U.S. Consumer and Small Business Card Member receivables from the Charge Trust. Since Credco maintains participation interests in the Charge Trust, these transactions resulted in Credco (i) no longer having a $7.2 billion interest in U.S. Consumer and Small Business Card Member receivables and (ii) having an interest in the U.S. Corporate Card Member receivables in the Charge Trust. Settlement of these transactions was undertaken through borrowings from American Express Company and thus Long-term debt to affiliates has also decreased by $7.2 billion.
On April 20, 2020, TRS added approximately $1.7 billion of U.S. Corporate Card Member receivables to the Charge Trust in order to increase the assets of the Trust.
Since the amount of U.S. Corporate card receivables to be added to the Charge Trust was not determined in the month of March 2020, TRS and Credco agreed that those receivables would be funded by Credco through a secured loan to TRS. This resulted in the March activity of $4.6 billion being reported as Loans to affiliates and other.
2. Card Member Receivables and Card Member Loans
American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans. Reserves for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.
Card Member receivables as of March 31, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)(c)	$2,060	$9,847
Global Commercial Services (b)(c)	7,346	15,710
Card Member receivables (d)	9,406	25,557
Less: Reserve for credit losses	69	162
Card Member receivables, net (e)	$9,337	$25,395

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)Comprised of International Consumer Services as of March 31, 2020 and U.S. and International Consumer Services as of December 31, 2019.
(b)Comprised of Corporate and Small Business Services. Card Member receivables as of March 31, 2020 do not include Card Member receivables funded through a secured loan to TRS. Refer to Note 1 for additional information.
(c)On February 1, 2020, $7.2 billion of U.S. Consumer and Small Business Card Member receivables were transferred out of the Charge Trust resulting in a reduction of the same amount in Credco’s participation interest in such receivables. Refer to Note 1 for additional information.
(d)Net of deferred discount revenue totaling $24 million and $75 million as of March 31, 2020 and December 31, 2019, respectively.
(e)Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.
Card Member loans as of March 31, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$606	$697
Less: Reserve for credit losses	18	10
Card Member loans, net (b)	$588	$687
(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of March 31, 2020 and December 31, 2019:

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$2,026	$12	$7	$15	$2,060
Global Commercial Services
Global Small Business Services	947	6	3	7	963
Global Corporate Payments (a)	(b)	(b)	(b)	106	6,383
Card Member Loans:
Global Consumer Services Group	$597	$3	$2	$4	$606

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$9,766	$29	$16	$36	$9,847
Global Commercial Services
Global Small Business Services	1,996	10	5	9	2,020
Global Corporate Payments (a)	(b)	(b)	(b)	105	13,690
Card Member Loans:
Global Consumer Services Group	$689	$3	$2	$3	$697
(a)Global Corporate Payments (GCP) reflects global, large and middle market corporate accounts. Delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if collection procedures are initiated on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).
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

	2020		2019
	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	1.11%	1.65%	1.20%	0.70%
Global Small Business Services	1.60%	1.66%	1.47%	1.00%
Global Corporate Payments	0.97%	(b)	(c)	(b)
Card Member Loans:
Global Consumer Services Group	1.78%	1.49%	1.25%	0.78%
(a)Represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivables or Card Member loans balances in each of the periods indicated.
(b)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total is 1.66% and 0.63% for the three months ended March 31, 2020 and 2019, respectively.
(c)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods, and represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco. The net loss ratio for the three months ended March 31, 2019 was 0.06%.

Refer to Note 3 for additional indicators, including external environmental qualitative factors, management considers in its evaluation process for reserves for credit losses.

3. Reserves for Credit Losses
Reserves for credit losses represent management’s best estimate of the expected credit losses in its outstanding portfolio of Card Member receivables and Card Member loans, as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires management to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. Management makes various judgments combined with historical loss experience to calculate a reserve rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
American Express has in place an enterprise-wide credit risk management process and manages the overall credit risk exposure associated with the Card Member receivables and loans, including those purchased by Credco. American Express uses a combination of statistically-based models that incorporate current and future economic conditions throughout the R&S Period. The process of estimating expected credit losses is based on several key parameters: Probability of Default (PD), Exposure at Default (EAD), and future recoveries for each month of the R&S Period. Beyond the R&S Period, American Express estimates expected credit losses using its historical loss rates.
•PD models are used to estimate the likelihood an account will be written-off.
•EAD models are used to estimate the balance of an account at the time of write-off. This includes balances less expected repayments based on historical payment and revolve behavior, which vary by customer. Due to the nature of revolving loan portfolios, the EAD models are complex and involve assumptions regarding the relationship between future spend and payment behaviors.
•Future recoveries are the amounts received from Card Members after default occurs, typically as a result of collection efforts. Future recoveries are estimated taking into consideration the time of default, time elapsed since default and macroeconomic conditions.
These three parameters calculate the quantitative future expected credit losses. American Express also considers the likelihood a previously written off account will be recovered. This calculation is dependent on how long ago the account was written off and future economic conditions, which estimate the likelihood and magnitude of recovery. American

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Express models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions include multiple macroeconomic scenarios provided to us by an independent third party and reviewed by management. These macroeconomic scenarios contain certain geographic based variables that are influential to its modelling process, including unemployment rates and real gross domestic product. The process of estimating credit reserves incorporates the above factors over the R&S Period explicitly considering macroeconomic forward-looking information.
Additionally, management considers whether to adjust the quantitative reserves to address possible limitations within the models or factors not included within the models, such as external factors, portfolio trends or management risk actions.
Lifetime losses for most Card Member receivables and Card Member loans are evaluated collectively based on similar risk characteristics, including past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. Credco reports losses on accrued interest within provision for credit losses, rather than reversing interest income.
Card Member receivables and Card Member loans balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due for pay in full or revolving loans. Card Member receivables and Card Member loans in bankruptcy or owed by deceased individuals are generally written off upon notification.
Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.
Changes in Card Member Receivables Reserve for Credit Losses
The following table presents changes in the Card Member receivables reserve for credit losses for the three months ended March 31:

(Millions)	2020	2019
Balance, January 1 (a)	$15	$167
Provisions	100	60
Net write-offs (b)	(50)	(61)
Other adjustments (c)	4	9
Balance, March 31	$69	$175
(a)Includes a decrease of $147 million related to the adoption of the CECL methodology.
(b)Net of recoveries of $24 million and $31 million for the three months ended March 31, 2020 and 2019, respectively.
(c)For March 31, 2020, primarily includes reserve adjustments related to the removal of U.S. Consumer and Small Business Card Member receivables of $7.2 billion from the Charge Trust and for March 31, 2019, primarily includes reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $1.6 billion.
Card Member receivables reserve for credit losses increased for the three months ended March 31, 2020, primarily driven by a significant reserve build, which reflects the deterioration of the estimated global macroeconomic outlook including unemployment and GDP as a result of COVID-19 impacts.
Changes in Card Member Loans Reserve for Credit Losses
The following table presents changes in the Card Member loans reserve for credit losses for the three months ended March 31:

(Millions)	2020	2019
Balance, January 1 (a)	$17	$5
Provisions	3	3
Net write-offs (b)	(2)	(2)
Balance, March 31	$18	$6
(a)Includes an increase of $7 million related to the adoption of the CECL methodology.
(b)Net of recoveries of $0.5 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

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
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow Credco or the counterparty to terminate the agreement and settle the fair value of existing positions in the event of a downgrade of one’s party credit rating below investment grade. As of March 31, 2020, these derivatives were not in a net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties and its own credit risk as of March 31, 2020 and December 31, 2019, no credit risk adjustment to the derivative portfolio was required.
A majority of Credco’s derivative assets and liabilities as of March 31, 2020 and December 31, 2019 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2020 and December 31, 2019:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)(b)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	319	12	8	44
Total derivatives designated as hedging instruments	319	12	8	44
Derivatives not designated as hedging instruments:
Foreign exchange contracts	647	31	60	182
Total derivatives, gross	966	43	68	226
Derivative asset and derivative liability netting (c)	(63)	(27)	(63)	(27)
Total derivatives, net	$903	$16	$5	$199
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Credco posted $35 million and $20 million as of March 31, 2020 and December 31, 2019, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
(c)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.

Fair Value Hedges
Interest Rate Contracts
Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. Credco has $6.8 billion and $8.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2020 and December 31, 2019, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the three months ended March 31:

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2020	2019
Fixed-rate long-term debt	$(66)	$(67)
Derivatives designated as hedging instruments	79	65
Total	$13	$(2)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $6.8 billion and $8.7 billion as of March 31, 2020 and December 31, 2019, respectively, including the cumulative amount of fair value hedging adjustments of $64 million and $(2) million for the respective periods.
Credco recognized net increases of $2 million and $32 million in Interest expense on long-term debt for the three months ended March 31, 2020 and 2019, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
Credco had notional amounts of approximately $2.9 billion and $3.0 billion of foreign currency derivatives designated as net investment hedges as of March 31, 2020 and December 31, 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a gain of $346 million and a loss of $57 million for the three months ended March 31, 2020 and 2019, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $11 million and $23 million for the three months ended March 31, 2020 and 2019, respectively, that are recognized in Other, net expenses on the Consolidated Statements of Income.
5. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of March 31, 2020 and December 31, 2019:

(Millions)	2020	2019
Assets:
Derivatives, gross (a)	$966	$43
Total Assets	966	43
Liabilities:
Derivatives, gross (a)	68	226
Total Liabilities	$68	$226
(a)Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2020 and December 31, 2019, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$—	$—	$—	$—	$—
Other financial assets (b)	11.6	11.5	0.1	11.4	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.6	0.6	—	—	0.6
Loans to affiliates and other	14.0	13.9	—	8.1	5.8
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	11.7	11.7	—	11.7	—
Financial liabilities carried at other than fair value
Long-term debt	11.1	11.2	—	11.2	—
Long-term debt to affiliates	$1.0	$0.9	$—	$0.9	$—

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$—	$—	$—	$—	$—
Other financial assets (b)	26.3	26.3	0.1	26.2	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.7	0.7	—	—	0.7
Loans to affiliates and other	10.3	10.4	—	2.8	7.6
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	11.2	11.2	—	11.2	—
Financial liabilities carried at other than fair value
Long-term debt	13.5	13.7	—	13.7	—
Long-term debt to affiliates	$9.3	$9.4	$—	$9.4	$—
(a)Amounts reflect interest-bearing deposits.
(b)Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.
Nonrecurring Fair Value Measurements
During the three months ended March 31, 2020 and the year ended December 31, 2019, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Changes In Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three months ended March 31, 2020 and 2019 were as follows:

2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2019	$(1,087)
Net translation losses of investments in foreign operations	(483)
Net gains related to hedges of investments in foreign operations	346
Net change in accumulated other comprehensive loss	(137)
Balances as of March 31, 2020	$(1,224)

2019 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2018	$(1,060)
Net translation gains of investments in foreign operations	64
Net losses related to hedges of investments in foreign operations	(57)
Net change in accumulated other comprehensive loss	7
Balances as of March 31, 2019	$(1,053)

The following table shows the tax impact for the three months ended March 31 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2020	2019
Net translation on investments in foreign operations	$20	$3
Net hedges of investments in foreign operations	109	(18)
Total tax impact	$129	$(15)
No amounts were reclassified out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business for the three months ended March 31, 2020 and 2019.

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

The effective tax rate was 47.6 percent and 13.4 percent for the three months ended March 31, 2020 and 2019, respectively. The tax rate for the three months ended March 31, 2020 includes an $18 million discrete tax charge related to the attribution of taxable income to jurisdictions outside the U.S. that increased the reported effective tax rate by 43.4 percent.
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
Credco completed the implementation of internal controls in connection with the adoption of the new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology, effective January 1, 2020.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 (the “2019 Form 10-K”) based on the information currently known to Credco and recent developments since the date of the 2019 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K. However, the risks and uncertainties that Credco faces are not limited to those described below and those set forth in the 2019 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect its business and the trading price of its debt securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.
The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on American Express and Credco’s business and results of operations.
The emergence of the COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, American Express and Credco's business and results of operations. The extent to which the pandemic will continue to materially adversely affect its business and results of operations will depend on numerous evolving factors and future developments that Credco is not able to predict, including the duration, spread and severity of the outbreak, the nature, extent and effectiveness of containment measures, the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending and how quickly and to what extent normal economic and operating conditions can resume.
The COVID-19 pandemic and containment measures have contributed to, among other things:
•Widespread changes to, and significant and rapid reductions in, household and business activity and consumer and business spending, as well as economic contraction and a record rise in unemployment.
•Adverse impacts on the creditworthiness of American Express’ customers and other counterparties and their ability to pay amounts owed to it and its ability to collect such amounts.
•Adverse impacts on industries representing a significant portion of American Express’ billed business (including, but not limited to, the travel and airline industries).
•Adverse impacts on capital and credit market conditions, which may limit Credco’s access to funding, increase its cost of capital, and affect its ability to meet liquidity needs.
•An increased strain on American Express’ and Credco’s risk management policies generally, including, but not limited to, the effectiveness and accuracy of its models, given the lack of data inputs and comparable precedent.
•An increased risk of an information or cyber-security incident, fraud, a failure to maintain the uninterrupted operation of American Express’ information systems or a failure in the effectiveness of its anti-money laundering and other compliance programs due to, among other things, an increase in remote work.
The above impacts of the COVID-19 pandemic and containment measures are likely to continue and in some cases, may worsen.
As discussed in MD&A, American Express and Credco began using a new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology effective January 1, 2020. Credco’s ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of comparable precedent. For the three months ended March 31, 2020, provisions for credit losses were $103 million, which included a reserve build of $55 million.

The pandemic and containment measures have caused American Express to modify its strategic plans and business practices and take further actions that it determines are in the best interests of its colleagues, customers and business partners. If American Express does not respond appropriately to the pandemic, or if customers or other stakeholders do not perceive its response to be adequate, Credco could suffer damage to its reputation and its brand, which could materially adversely affect Credco’s business.
Governmental authorities have adopted or proposed measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The future success of these measures is unknown and they may not be sufficient to mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of loan payments and encouragement of forbearances, may have a negative impact on Credco’s business, results of operations and financial condition. American Express and Credco also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
If the pandemic is prolonged and/or extends more widely to countries around the world, it could amplify the negative impacts on American Express’ and Credco’s business and results of operations and may also heighten many of the other risks described in the “Risk Factors” section of Credco’s 2019 Form 10-K. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted. Credco does not yet know the full extent of how COVID-19 and the containment measures will affect its business, results of operations and financial condition, or the global economy as a whole. However, the continuing effects are expected to have a material adverse impact on its business and results of operations, and could have a material adverse impact on its financial condition.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Description	How Filed

10.1	Amended and Restated Three-Year Credit Agreement dated as of October 15, 2019	Electronically filed herewith.
31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.
31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.
32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.
32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronically filed herewith.
101.INS	XBRL Instance Document -The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Electronically filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: May 8, 2020	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: May 8, 2020	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer