Form 10-Q
period 2020-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2020-08-11
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2020
Common Stock (par value $0.10 per share)	1,504,938	Shares

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
Businesses and economies around the globe continued to see significant adverse impacts during the second quarter due to the COVID-19 pandemic and the resulting containment measures implemented by local and national authorities. During the quarter, while the impact of COVID-19 peaked and subsequently declined in some jurisdictions leading to phased re-openings, other areas have seen continuing or renewed containment measures.
Reflective of the broader economy and spending trends in American Express’ customer segments, its billed business for the quarter was down 34 percent versus the prior year. Billed business in the month of April was down 40 percent year-over-year, followed by sequential improvement through May and June with declines of 36 percent and 26 percent, respectively. Non-T&E spend was down 19 percent year-over-year in April, improving to a 5 percent decline year-over-year in June. In contrast, T&E spend saw much larger declines, down 95 percent year-over-year in April, improving to a 77 percent year-over-year decline in June. U.S. billed business declined 32 percent for the quarter versus the prior year, compared with a 38 percent decline in billed business outside the United States, where T&E volumes make up a higher proportion of spend. American Express’ proprietary consumer and commercial billed business declined by 35 percent and 36 percent year-over-year, respectively. The decline in commercial billed business was driven by continued year-over-year decreases in T&E spend by its large corporate customers, which continued throughout the quarter, with less pronounced billed business declines from small and medium sized corporate customers, where T&E makes up a lower proportion of spend. Consumer billed business was also impacted by declines in T&E, and offline non-T&E spend, which was slightly offset by increased online and card-not-present spend at non-T&E merchants. To the extent American Express continues to see significant year-over-year declines in billed business, its future results will be materially impacted.
Provisions for credit losses increased for American Express, primarily driven by higher reserve builds reflecting the continued deterioration of the global macroeconomic outlook, including unemployment and Gross Domestic Product (GDP), and a shift in the mix of Card Member loans and Card Member receivables, partially offset by a decline in the outstanding balance of Card Member loans and Card Member receivables. Refer to Table 3 in MD&A for additional information for Credco’s provisions for credit losses.
To support its customers and merchants, American Express continued to offer financial and other assistance, adding product benefits to reflect today’s environment, and continuing to provide the high level of customer service they expect and rely on. During the first quarter, American Express created a Customer Pandemic Relief (CPR) program to provide short-term support for customers impacted by COVID-19. American Express also enhanced its longer-term financial relief programs during the quarter.

Looking ahead, there remains great uncertainty on how the COVID-19 pandemic will progress or what its continued impact will be on the global economy. American Express will continue to focus on what it can control – backing its customers, colleagues and communities, and maintaining a tight rein on expenses, while pursuing opportunities to invest in initiatives that can enable its long-term growth.
See “Risk Factors” for information on additional impacts of COVID-19 and related containment efforts as well as other matters that could have a material adverse effect on Credco’s results of operations and financial condition.

Critical Accounting Estimates
Please see the “Critical Accounting Estimates” section of Credco’s Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of all of Credco’s critical accounting estimates. The critical accounting estimate related to Reserves for Card Member Credit Losses presented below has been updated to reflect the adoption of the Current Expected Credit Loss (CECL) methodology.
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
Macroeconomic Sensitivity
Reserves for credit losses are sensitive to various inputs and assumptions, which may differ by portfolio. Macroeconomic forecasts are critical inputs into American Express’ models and inherently contain multiple variables, of which the U.S. unemployment rate and U.S. GDP growth rate are the most significant to its estimated expected credit losses. Both variables moved dramatically during the six months ended June 30, 2020 and drove significant credit reserve builds. At December 31, 2019, the U.S. unemployment rate and GDP growth quarter-over-quarter was 3.5 percent and 2.1 percent, respectively. At June 30, 2020, American Express’ weighted economic scenarios, obtained from an independent third party, assumed the U.S. unemployment rate and contraction in U.S. GDP would peak during the second quarter of 2020, with the U.S. unemployment rate between approximately 15 percent to 17 percent and U.S. GDP declines quarter-over-quarter approximately 33 percent to 36 percent, seasonally adjusted to annualized rates. The combination of the material movements in these variables, together with overall changes in Credco’s portfolios related to volume and mix, resulted in a build to its Reserves for credit losses of $175 million for the six months ended June 30, 2020. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.
Refer to the “Business Environment” and Table 3 in MD&A and Note 1 and Note 3 to the “Consolidated Financial Statements” for a further description of the impact of CECL, both at implementation and for the six months ended June 30, 2020.
The process of estimating these reserves requires a high degree of judgment. To the extent American Express’ expected credit loss models are not indicative of future performance, Credco’s actual losses could differ significantly from its judgments and expectations, resulting in either higher or lower future provisions for credit losses in any period.
Results of Operations for the Six Months Ended June 30, 2020 and 2019
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.
As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 3 to the “Consolidated Financial Statements” for further information.
Credco’s consolidated net income decreased by $111 million to $104 million, as compared to net income of $215 million for the same period in 2019. The year-over-year decrease in net income is primarily driven by lower discount revenue earned from Card Member receivables, lower interest income from affiliates and higher provision for credit losses, partially offset by decline in interest expense.

Table 1: Total Revenues Summary

Six Months Ended June 30,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Discount revenue earned from purchased
Card Member receivables and Card Member loans	$524	$608	$(84)	(14)%
Interest income from affiliates and other	47	205	(158)	(77)
Finance revenue	44	37	7	19
Total revenues	$615	$850	$(235)	(28)%

Total revenues
Discount revenue decreased, due to lower volumes and lower discount rates on Card Member receivables and Card Member loans purchased.
Interest income decreased, primarily due to lower average loan balances and lower average interest rates.

Table 2: Total Expenses Summary

Six Months Ended June 30,			Change 2020 vs. 2019
(Millions, except percentages)	2020	2019
Provisions for credit losses	$276	$114	$162	#
Interest expense	132	300	(168)	(56)%
Interest expense to affiliates	65	235	(170)	(72)
Other, net	(14)	(48)	34	(71)
Total expenses	$459	$601	$(142)	(24)%
# Denotes a variance greater than 100 percent
Total expenses
Provisions for credit losses on Card Member receivables and Card Member loans increased, primarily driven by higher reserve builds, reflecting the continued deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by a decrease in the outstanding balance of Card Member receivables and Card Member loans. Refer to Table 3 for additional information.
Interest expense decreased, primarily due to scheduled debt maturities and lower interest rates during the period.
Interest expense to affiliates decreased, primarily due to a decrease in average debt balances and lower interest rates.
Other, net expenses increased, primarily driven by lower forward point gains.

Table 3: Provisions for Credit Losses Summary

Six Months Ended June 30,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Card Member receivables
Net write-offs	$101	$111	$(10)	(9)%
Reserve build (release)(a)	163	(3)	166	#
Total	264	108	156	#
Card Member loans
Net write-offs	6	4	2	50
Reserve build(a)	6	2	4	#
Total	12	6	6	100%
Total provisions for credit losses	$276	$114	$162	#
# Denotes a variance greater than 100 percent

(a)Reserve build (release) represents the portion of the provisions for credit losses for the period, related to increasing or decreasing reserves for credit losses as a result of, among other things, changes in volume, macroeconomic outlook, portfolio composition and credit quality of portfolios. Reserve build represents the amount by which the provision for credit losses exceeds net write-offs, while reserve release represents the amount by which net write-offs exceeds the provision for credit losses.

Income taxes
The effective tax rate was 28.1 percent and 13.8 percent for the three months ended June 30, 2020 and 2019, respectively, and 33.3 percent and 13.7 percent for the six months ended June 30, 2020 and 2019, respectively. The tax rates for the three and six month periods ended June 30, 2020 included discrete tax charges of $14 million and $32 million, respectively, related to the attribution of income to jurisdictions outside the U.S. Refer to Note 7 to the “Consolidated Financial Statements” for additional information.
Card Member receivables and Card Member loans
As of June 30, 2020 and December 31, 2019, Credco owned $10.1 billion and $25.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of June 30, 2020 and December 31, 2019, CRC owned approximately $4.0 billion and $8.1 billion, respectively, of such participation interests.
Effective February 1, 2020, TRS removed U.S. Consumer and  Small Business Card Member receivables from the American Express Issuance Trust II (the Charge Trust) and substantially replaced them with U.S. Corporate Card Member receivables in two phases. On February 1, 2020 and April 20, 2020, TRS transferred $5.2 billion and $1.7 billion, respectively, of U.S. Corporate Card Member receivables to the Charge Trust. Since Credco maintains participation interests in the Charge Trust, these transactions resulted in Credco (i) no longer having a $7.2 billion interest in U.S. Consumer and Small Business Card Member receivables and (ii) having an interest in the U.S. Corporate Card Member receivables in the Charge Trust. The settlement of $7.2 billion related to the U.S. Consumer and Small Business portfolio was used to repay borrowings from American Express Company leading to a reduction in Long-term debt to affiliates of $7.2 billion.
The net volume of Card Member receivables and Card Member loans purchased during the six months ended June 30, 2020 and 2019 was approximately $75 billion and $157 billion, respectively.
As of June 30, 2020 and December 31, 2019, Credco owned gross Card Member loans totaling $504 million and $697 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.

The following table summarizes selected information related to the Card Member receivables portfolio as of June 30:
Table 4: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2020	2019
Total gross Card Member receivables (a)	$10,109	$26,319
Loss reserves - Card Member receivables (a)	$184	$172
Loss reserves as a % of receivables	1.8%	0.7%
Average life of Card Member receivables (# in days) (b)	37	29

(a)Refer to Notes 1, 2 and 3 to the “Consolidated Financial Statements” for further discussion.
(b)Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of June 30, 2020 and December 31, 2019 were as follows:
Table 5: Loans to Affiliates and Other

(Millions)	2020	2019
American Express Company	$5,215	$—
American Express Services Europe Limited	2,228	4,206
American Express Australia Limited	1,571	2,052
Amex Global Holdings C.V.	1,140	888
Amex Bank of Canada	840	1,587
American Express Company (Mexico) S.A. de C.V.	458	534
American Express Bank (Mexico) S.A.	347	404
American Express International, Inc., Singapore Branch	194	413
American Express International (NZ), Inc.	50	70
American Express Saudi Arabia (C) JSC	34	71
Alpha Card S.C.R.L./C.V.B.A	11	120
Total (a)	$12,088	$10,345
(a)As of June 30, 2020 and December 31, 2019, approximately $5.4 billion and $8.2 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.
Due from/to Affiliates
As of June 30, 2020 and December 31, 2019, amounts due from affiliates were $18 million and $652 million, respectively. As of June 30, 2020 and December 31, 2019, amounts due to affiliates were $3.5 billion and $2.1 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both June 30, 2020 and December 31, 2019, due to affiliates also includes an amount pertaining to tax liability related to the Tax Cuts and Jobs Act of 2017.

Cash with Affiliates
Deposits
In the month of June 2020, Credco restructured a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Credco borrowed $7.1 billion from TRS to repay borrowings from AE Exposure Management Limited of $4.7 billion. The excess of $2.2 billion was deposited with American Express National Bank (AENB) which is reported as part of “Cash and Cash equivalents” on the Consolidated Balance Sheets.
Restricted Cash with Affiliates
As of June 30, 2020 and December 31, 2019, the amount of interest-bearing restricted cash was $112 million and $116 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Other assets” on the Consolidated Balance Sheets.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of June 30, 2020 and December 31, 2019 were as follows:
Table 6: Short-term Debt to Affiliates

(Millions)	2020	2019
American Express Travel Related Services Company, Inc.(a)	$7,073	$—
AE Exposure Management Limited(a)	1,264	5,731
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	92	82
American Express Swiss Holdings GmbH	1	1
American Express Europe LLC	—	219
Total	$8,622	$6,225
(a) Refer to “Deposits” in MD&A and Note 1 to the “Consolidated Financial Statements” for additional information.

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of June 30, 2020 and December 31, 2019 were as follows:
Table 7: Long-term Debt to Affiliates

(Millions)	2020	2019
American Express Company (a)	$637	$8,959
Amex Funding Management (Europe) Limited (b)	335	333
Total	$972	$9,292
(a)Amounts payable by November 2023. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $125 million and $153 million for the six months ended June 30, 2020 and 2019, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

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
Credco is closely monitoring the rapidly changing macroeconomic environment and is actively managing its balance sheet to reflect evolving circumstances. Credco’s objective is to remain financially strong against a backdrop of a highly uncertain operating environment and outlook.
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
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of June 30, 2020 and December 31, 2019, Credco had nil and $3.0 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $1.26 billion and $0.30 billion for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. During the six months ended June 30, 2020, Credco did not issue any unsecured debt securities. Credco had the following long-term debt outstanding as of June 30, 2020 and December 31, 2019:
Table 9: Long-Term Debt Outstanding

(Billions)	2020	2019
Long-term debt outstanding (a)	$9.0	$13.5
Average long-term debt (b)	$10.7	$16.4
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.
Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of June 30, 2020 and December 31, 2019, Credco had $8.9 billion and $13.5 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has a program in Australia for the issuance of debt securities of up to approximately $4.1 billion (AUD 6 billion). There were no outstanding notes under this program as of June 30, 2020 and December 31, 2019.
During the six months ended June 30, 2020 and 2019, Credco did not pay any dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors, including the covenants of debt instruments issued by Credco that impose the requirement for Credco to maintain a minimum consolidated net worth of $50 million. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. As of June 30, 2020, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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

Credco believes that it currently maintains sufficient liquidity sources to meet all liquidity requirements. As of June 30, 2020, Credco had cash and cash equivalents of $2.3 billion. The increase of $2.2 billion during the period was primarily driven by an increase in interest bearing deposits with AENB due to the restructuring of a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Refer to “Deposits” in MD&A for additional information. In addition to its actual holdings of cash and cash equivalents, Credco maintains access to additional liquidity, in the form of cash and cash equivalents held by certain affiliates, through intercompany loan agreements, access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the Charge Trust, and a committed bank credit facility.
Committed Bank Credit Facility
Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of June 30, 2020 of $3.5 billion with a maturity date of October 15, 2022. As of June 30, 2020, no amounts were drawn on this facility. Credco may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio (FCCR). The FCCR is the ratio of income before fixed charges (interest expenses including to affiliates) and income taxes to fixed charges for the applicable period. The FCCR for Credco was 1.79 and 1.54 for the six months ended June 30, 2020 and year ended December 31, 2019, respectively.
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
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•a further deterioration in global economic and business conditions and consumer and business spending generally; an inability or unwillingness of Card Members to pay amounts owed to American Express; uncertain impacts of, or additional changes in, monetary, fiscal or tax policy to address the impact of COVID-19, including the end of programs and funding designed to support the economy; prolonged measures to contain the spread of COVID-19 or premature easing of such containment measures, both of which could further exacerbate the effects on its business activities and results of operations, Card Members and partners; Credco’s inability to manage risk in an uncertain and fast-changing environment; further market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and its reputation; changes in foreign currency rates and benchmark interest rates; an inability of its business partners to meet their obligations to American Express and its customers due to slowdowns or disruptions in their businesses, bankruptcy and liquidation, or otherwise; and pricing changes, product mix and credit actions, including line size and other adjustments to credit availability;
•future credit performance, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown rates) and delinquency and write-off rates; macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•the amount of loans and receivables outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending and borrowing patterns, American Express’ ability to manage risk and enhance the Card Member value proposition, and competition;
•factors beyond Credco’s control such as outbreaks and future waves of COVID-19 cases, severe weather conditions, natural and man-made disasters, power loss, disruptions in telecommunications, or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of its business and results of operations or disrupt its global network systems and ability to process transactions;
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
A further description of these uncertainties and other risks can be found in the 2019 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2020	2019	2020	2019
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$317	$305	$524	$608
Interest income from affiliates and other	10	95	47	205
Finance revenue	22	18	44	37
Total revenues	349	418	615	850
Expenses
Provisions for credit losses	173	51	276	114
Interest expense	53	131	132	300
Interest expense to affiliates	12	131	65	235
Other, net	(3)	(25)	(14)	(48)
Total expenses	235	288	459	601
Pretax income	114	130	156	249
Income tax provision	32	18	52	34
Net income	$82	$112	$104	$215

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2020	2019	2020	2019
Net income	$82	$112	$104	$215
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	59	(22)	(78)	(15)
Other comprehensive income (loss)	59	(22)	(78)	(15)
Comprehensive income	$141	$90	$26	$200
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,280	$33
Card Member receivables, less reserves for credit losses: 2020, $184; 2019, $162	9,925	25,395
Card Member loans, less reserves for credit losses: 2020, $23; 2019, $10	481	687
Loans to affiliates and other	12,088	10,345
Due from affiliates	18	652
Other assets	298	245
Total assets	$25,090	$37,357
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$—	$3,216
Short-term debt to affiliates	8,622	6,225
Long-term debt	8,950	13,469
Long-term debt to affiliates	972	9,292
Total debt	18,544	32,202
Due to affiliates	3,473	2,133
Accrued interest and other liabilities	341	435
Total liabilities	$22,358	$34,770
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	161	161
Retained earnings	3,736	3,513
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2020, $86; 2019, $25	(1,165)	(1,087)
Total accumulated other comprehensive loss	(1,165)	(1,087)
Total shareholder’s equity	2,732	2,587
Total liabilities and shareholder’s equity	$25,090	$37,357

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2020	2019
Cash Flows from Operating Activities
Net income	$104	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	276	114
Amortization of underwriting expense	7	11
Deferred taxes	(44)	8
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	11	40
Other operating assets and liabilities	433	208
Net cash provided by operating activities	787	596
Cash Flows from Investing Activities
Net decrease (increase) in Card Member receivables and Card Member loans (a)	10,019	(1,847)
Net increase in loans to affiliates and other (a)(b)	(1,812)	(234)
Net increase in due to/from affiliates	1,918	518
Net cash provided by (used in) investing activities	10,125	(1,563)
Cash Flows from Financing Activities
Net decrease in short-term debt	(3,216)	(806)
Net increase in short-term debt to affiliates	2,397	203
Principal payments of long-term debt	(4,600)	(4,250)
Proceeds from long-term debt to affiliates	8,006	17,631
Principal payments of long-term debt to affiliates (a)(b)	(11,251)	(11,847)
Net cash (used in) provided by financing activities	(8,664)	931
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(5)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	2,243	(32)
Cash, cash equivalents and restricted cash at beginning of period	149	195
Cash, cash equivalents and restricted cash at end of period	$2,392	$163

Cash, cash equivalents and restricted cash reconciliation	Jun-20	Dec-19	Jun-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets (c)	$2,280	$33	$66	$102
Restricted cash included in Other assets per Consolidated Balance Sheets (d)	112	116	97	93
Total cash, cash equivalents and restricted cash	$2,392	$149	$163	$195

Supplemental cash flow information			2020	2019
Non-cash Investing activities
Sales of U.S. Corporate Card Member receivables to TRS (a)			$5,493	$—
Lending to American Express Company (a)			(416)	—
Termination of intercompany loan agreement with American Express Limited and American Express International, Inc.(b)			—	5,109
Non-cash Financing activities
Settlement of borrowings with American Express Company (a)(b)			$(5,077)	$(5,109)
(a)Primarily driven by removal of U.S. Consumer and Small Business Card Member receivables from the American Express Issuance Trust II (the Charge Trust) and replacement of the same with U.S. Corporate Card Member receivables by American Express Travel Related Services Company, Inc. (TRS) during the three months ended March 31, 2020. To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. Corporate Card Member receivables to TRS. Settlement of this transaction was undertaken through borrowings from American Express Company.
(b)As a result of funding structure changes in the ordinary course of business, Credco terminated the intercompany loan agreement with American Express Limited and American Express International, Inc. and settled the related borrowings from American Express Company during the three months ended June 30, 2019.
(c)Primarily represents deposits with American Express National Bank (AENB). Refer to Note 1 for additional information.
(d)Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

Three months ended June 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of March 31, 2020	$2,591	$—	$161	$(1,224)	$3,654
Net income	82	—	—	—	82
Other comprehensive income	59	—	—	59	—
Balances as of June 30, 2020	$2,732	$—	$161	$(1,165)	$3,736

Six months ended June 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2019	$2,587	$—	$161	$(1,087)	$3,513
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	119	—	—	—	119
Net income	104	—	—	—	104
Other comprehensive loss	(78)	—	—	(78)	—
Balances as of June 30, 2020	$2,732	$—	$161	$(1,165)	$3,736

Three months ended June 30, 2019 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of March 31, 2019	$2,306	$—	$161	$(1,053)	$3,198
Net income	112	—	—	—	112
Other comprehensive loss	(22)	—	—	(22)	—
Balances as of June 30, 2019	$2,396	$—	$161	$(1,075)	$3,310

Six months ended June 30, 2019 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$2,196	$—	$161	$(1,060)	$3,095
Net income	215	—	—	—	215
Other comprehensive loss	(15)	—	—	(15)	—
Balances as of June 30, 2019	$2,396	$—	$161	$(1,075)	$3,310
(a)Represents $140 million, net of tax of $21 million, related to the impact as of January 1, 2020, of adopting the new accounting guidance for the recognition of credit losses on certain financial instruments.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The Company
American Express Credit Corporation (Credco) is a wholly owned subsidiary of TRS, which is a wholly owned subsidiary of American Express Company (American Express).
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
Credco maintains its fixed charge coverage ratio (FCCR) at a minimum of 1.25, which is achieved by charging appropriate discount rates on the purchase of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum FCCR, whilst maintaining the intention for these transactions to occur on an arm’s-length basis. Should it be required, American Express would provide Credco with financial support with respect to maintenance of its minimum FCCR. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as Discount revenue earned from purchased Card Member receivables and Card Member loans on the Consolidated Statements of Income.
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
Recently Adopted Accounting Standards
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Information
Effective February 1, 2020, TRS removed U.S. Consumer and Small Business Card Member receivables from the Charge Trust and substantially replaced them with U.S. Corporate Card Member receivables in two phases. On February 1, 2020 and April 20, 2020, TRS transferred $5.2 billion and $1.7 billion, respectively, of U.S. Corporate Card Member receivables to the Charge Trust. Since Credco maintains participation interests in the Charge Trust, these transactions resulted in Credco (i) no longer having a $7.2 billion interest in U.S. Consumer and Small Business Card Member receivables and (ii) having an interest in the U.S. Corporate Card Member receivables in the Charge Trust. The settlement of $7.2 billion related to the U.S. Consumer and Small Business portfolio was used to repay borrowings from American Express Company leading to a reduction in Long-term debt to affiliates of $7.2 billion.
In the month of June 2020, Credco restructured a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Credco borrowed $7.1 billion from TRS to repay borrowings from AE Exposure Management Limited of $4.7 billion. The excess of $2.2 billion was deposited with AENB which is reported as part of Cash and Cash equivalents.

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
Card Member receivables as of June 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)(b)	$1,532	$9,847
Global Commercial Services (b)	8,577	15,710
Card Member receivables (c)	10,109	25,557
Less: Reserve for credit losses	184	162
Card Member receivables, net (d)	$9,925	$25,395
(a)Comprised of International Consumer Services as of June 30, 2020 and U.S. and International Consumer Services as of December 31, 2019.
(b)During the three months ended March 31, 2020, $7.2 billion of U.S. Consumer and Small Business Card Member receivables were transferred out of the Charge Trust resulting in a reduction of the same amount in Credco’s participation interest in such receivables. Refer to Note 1 for additional information.
(c)Net of deferred discount (expense) revenue totaling $(73) million and $75 million as of June 30, 2020 and December 31, 2019, respectively.
(d)Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.
Card Member loans as of June 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$504	$697
Less: Reserve for credit losses	23	10
Card Member loans, net (b)	$481	$687
(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of June 30, 2020 and December 31, 2019:

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$1,503	$7	$5	$17	$1,532
Global Commercial Services
Global Small Business Services	782	2	2	7	793
Global Corporate Payments (a)	(b)	(b)	(b)	154	7,784
Card Member Loans:
Global Consumer Services Group	$493	$3	$2	$6	$504

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$9,766	$29	$16	$36	$9,847
Global Commercial Services
Global Small Business Services	1,996	10	5	9	2,020
Global Corporate Payments (a)	(b)	(b)	(b)	105	13,690
Card Member Loans:
Global Consumer Services Group	$689	$3	$2	$3	$697
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
Credit Quality Indicators for Card Member Receivables and Card Member Loans
The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2020		2019
	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	1.45%	1.89%	1.11%	0.65%
Global Small Business Services	2.13%	1.39%	1.36%	0.94%
Global Corporate Payments	1.26%	(b)	(c)	(b)
Card Member Loans:
Global Consumer Services Group	2.03%	2.18%	1.55%	0.90%
(a)Represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivables or Card Member loans balances in each of the periods indicated.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total is 1.98% and 0.66% for the six months ended June 30, 2020 and 2019, respectively.
(c)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods, and represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco. The net loss ratio for the six months ended June 30, 2019 was 0.06%.
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
American Express uses a combination of statistically-based models that incorporate current and future economic conditions throughout the R&S Period. The process of estimating expected credit losses is based on several key models: Probability of Default (PD), Exposure at Default (EAD), and future recoveries for each month of the R&S Period. Beyond the R&S Period, American Express estimates expected credit losses using its historical loss rates.
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
•Recovery models are used to estimate amounts that are expected to be received from Card Members after default occurs, typically as a result of collection efforts. Future recoveries are estimated taking into consideration the time of default, time elapsed since default and macroeconomic conditions.
American Express also considers the likelihood a previously written off account will be recovered. This calculation is dependent on how long ago the account was written off and future economic conditions, which estimate the likelihood and magnitude of recovery. American Express models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions include multiple macroeconomic scenarios provided to American Express by an independent third party and reviewed by management. These macroeconomic scenarios contain certain geographic based variables that are influential to its modelling process, including unemployment rates and real gross domestic product. The process of estimating credit reserves incorporates the above factors over the R&S Period explicitly considering macroeconomic forward-looking information.
Additionally, management considers whether to adjust the quantitative reserves to address possible limitations within the models or factors not included within the models, such as external factors, portfolio trends or management risk actions.
Lifetime losses for most Card Member receivables and Card Member loans are evaluated at an appropriate level of granularity, including assessment on a pooled basis where financial assets share similar risk characteristics, such as past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. Credit losses on accrued interest are measured and presented as part of Reserves for credit losses on the Consolidated Balance Sheets and within the Provisions for credit losses in the Consolidated Statements of Income, rather than reversing interest income.

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
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the six months ended June 30, 2020, primarily driven by higher reserve builds reflecting the continued deterioration of the estimated global macroeconomic outlook, including higher rates of unemployment and Gross Domestic Product (GDP) contraction, partially offset by a decline in volume.
The following table presents changes in the Card Member receivables reserve for credit losses for the six months ended June 30:

(Millions)	2020	2019
Balance, January 1 (a)	$15	$167
Provisions (b)	264	108
Net write-offs (c)	(101)	(111)
Other adjustments (d)	6	8
Balance, June 30	$184	$172
(a)Includes a decrease of $147 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net of recoveries of $38 million and $64 million for the six months ended June 30, 2020 and 2019, respectively.
(d)For June 30, 2020, primarily includes reserve adjustments related to the removal of U.S. Consumer and Small Business Card Member receivables of $7.2 billion from the Charge Trust and for June 30, 2019, primarily includes reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $2.7 billion and participation interests in Card Member receivables sold to an affiliate totaled $1.1 billion.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the six months ended June 30, 2020, primarily driven by higher reserve builds reflecting the continued deterioration of the estimated global macroeconomic outlook, including higher rates of unemployment and GDP contraction and changes in portfolio mix, partially offset by a decline in volume.
The following table presents changes in the Card Member loans reserve for credit losses for the six months ended June 30:

(Millions)	2020	2019
Balance, January 1 (a)	$17	$5
Provisions (b)	12	6
Net write-offs (c)	(6)	(4)
Balance, June 30	$23	$7
(a)Includes an increase of $7 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net of recoveries of $1.0 million for both the six months ended June 30, 2020 and 2019.

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
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow Credco or the counterparty to terminate the agreement and settle the fair value of existing positions in the event of a downgrade of one’s party credit rating below investment grade. As of June 30, 2020, these derivatives were not in a significant net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties and its own credit risk as of June 30, 2020 and December 31, 2019, no credit risk adjustment to the derivative portfolio was required.
A majority of Credco’s derivative assets and liabilities as of June 30, 2020 and December 31, 2019 are subject to master netting agreements with its derivative counterparties. Credco has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2020 and December 31, 2019:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)(b)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	57	12	68	44
Total derivatives designated as hedging instruments	57	12	68	44
Derivatives not designated as hedging instruments:
Foreign exchange contracts	99	31	102	182
Total derivatives, gross	156	43	170	226
Derivative asset and derivative liability netting (c)	(92)	(27)	(92)	(27)
Total derivatives, net	$64	$16	$78	$199
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Credco posted $26 million and $20 million as of June 30, 2020 and December 31, 2019, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
(c)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. Credco has $5.0 billion and $8.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2020 and December 31, 2019, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the three and six months ended June 30:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Fixed-rate long-term debt	$—	$(88)	$(66)	$(155)
Derivatives designated as hedging instruments	(7)	92	72	157
Total	$(7)	$4	$6	$2
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $5.1 billion and $8.7 billion as of June 30, 2020 and December 31, 2019, respectively, including the cumulative amount of fair value hedging adjustments of $64 million and $(2) million for the respective periods.
Credco recognized a net decrease of $14 million and a net increase of $28 million in Interest expense on long-term debt for the three months ended June 30, 2020 and 2019, respectively, and a net decrease of $12 million and a net increase of $60 million for the six months ended June 30, 2020 and 2019, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
Credco had notional amounts of approximately $2.8 billion and $3.0 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2020 and December 31, 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $216 million and a gain of $36 million for the three months ended June 30, 2020 and 2019, respectively, and a gain of $130 million and a loss of $21 million for the six months ended June 30, 2020 and 2019, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $5 million and $26 million for the three months ended June 30, 2020 and 2019, respectively, and $16 million and $49 million for the six months ended June 30, 2020 and 2019, respectively, that are recognized in Other, net expenses on the Consolidated Statements of Income.

5. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of June 30, 2020 and December 31, 2019:

(Millions)	2020	2019
Assets:
Derivatives, gross (a)	$156	$43
Total Assets	156	43
Liabilities:
Derivatives, gross (a)	170	226
Total Liabilities	$170	$226
(a)Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2020 and December 31, 2019, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$2.3	$2.3	$2.3	$—	$—
Other financial assets (b)	10.0	10.0	0.1	9.9	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.5	0.5	—	—	0.5
Loans to affiliates and other	12.1	12.2	—	7.2	5.0
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	11.6	11.6	—	11.6	—
Financial liabilities carried at other than fair value
Long-term debt	8.9	9.3	—	9.3	—
Long-term debt to affiliates	$1.0	$1.0	$—	$1.0	$—

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$—	$—	$—	$—	$—
Other financial assets (b)	26.3	26.3	0.1	26.2	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.7	0.7	—	—	0.7
Loans to affiliates and other	10.3	10.4	—	2.8	7.6
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	11.2	11.2	—	11.2	—
Financial liabilities carried at other than fair value
Long-term debt	13.5	13.7	—	13.7	—
Long-term debt to affiliates	$9.3	$9.4	$—	$9.4	$—
(a)Amounts reflect interest-bearing deposits. Refer to Note 1 for additional information.
(b)Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2020 and the year ended December 31, 2019, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

6. Changes In Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and six months ended June 30, 2020 and 2019 were as follows:

Three Months Ended June 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of March 31, 2020	$(1,224)
Net translation gains of investments in foreign operations	275
Net losses related to hedges of investments in foreign operations	(216)
Net change in accumulated other comprehensive loss	59
Balances as of June 30, 2020	$(1,165)

Six Months Ended June 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2019	$(1,087)
Net translation losses of investments in foreign operations	(208)
Net gains related to hedges of investments in foreign operations	130
Net change in accumulated other comprehensive loss	(78)
Balances as of June 30, 2020	$(1,165)

Three Months Ended June 30, 2019 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of March 31, 2019	$(1,053)
Net translation losses of investments in foreign operations	(58)
Net gains related to hedges of investments in foreign operations	36
Net change in accumulated other comprehensive loss	(22)
Balances as of June 30, 2019	$(1,075)

Six Months Ended June 30, 2019 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2018	$(1,060)
Net translation gains of investments in foreign operations	6
Net losses related to hedges of investments in foreign operations	(21)
Net change in accumulated other comprehensive loss	(15)
Balances as of June 30, 2019	$(1,075)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the tax impact for the three and six months ended June 30 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Net translation on investments in foreign operations	$—	$—	$20	$3
Net hedges of investments in foreign operations	(68)	12	41	(6)
Total tax impact	$(68)	$12	$61	$(3)
No amounts were reclassified out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business for the three and six months ended June 30, 2020 and 2019.

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
The effective tax rate was 28.1 percent and 13.8 percent for the three months ended June 30, 2020 and 2019, respectively, and 33.3 percent and 13.7 percent for the six months ended June 30, 2020 and 2019, respectively. The tax rates for the three and six month periods ended June 30, 2020 included discrete tax charges of $14 million and $32 million, respectively, related to the attribution of income to jurisdictions outside the U.S.
The tax rate in each of the periods reflects the favorable impact of foreign earnings taxed at lower rates due to Credco’s ongoing funding activities outside the United States. Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses that prevents Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is recorded for each interim period.
Credco is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which it has significant business operations. The tax years under examination and open for examination vary by jurisdiction. Tax years from 2016 onwards are open for examination by the IRS. In the current period, the IRS commenced its review of the 2017 and 2018 tax years.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of Credco's risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) and Part II, Item 1A. “Risk Factors” of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the First Quarter Form 10-Q). The information included in the “Risk Factors” section of the First Quarter Form 10-Q is incorporated by reference herein. However, the risks and uncertainties that Credco faces are not limited to those set forth in the 2019 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect its business, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: August 11, 2020	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 11, 2020	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer