Form 10-Q
period 2020-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2020-11-05
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2020
Common Stock (par value $0.10 per share)	1,504,938	Shares

AMERICAN EXPRESS CREDIT CORPORATION
FORM 10-Q
Throughout this report the terms “Credco” or “management” refer to American Express Credit Corporation and its subsidiaries on a consolidated basis, and the terms “American Express” or “its” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

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
Businesses and economies around the globe continue to be significantly affected by the COVID-19 pandemic. There continues to be a high degree of uncertainty in terms of the direction of the pandemic and its impact on the economy, how governments will react to changes in the environment, including possible future stimulus programs (or the failure to implement such programs), and developments in political and social conditions.
Reflective of the broader economy and spending trends in American Express’ customer segments, its billed business for the quarter was down 19 percent (20 percent on an FX adjusted basis) as compared to the prior year1. Since mid-April, American Express has seen steady improvement in its overall billed business. Proprietary billed business, which accounted for 86 percent of its total billings in the third quarter and drives most of American Express’ financial results, showed different recovery trends for non-T&E and T&E spend. Non-T&E spend, which has historically accounted for a large portion of its billed business, recovered to pre-pandemic levels, growing 1 percent as compared to the prior year. T&E spend continued to be down 69 percent year-over-year, though American Express saw a modest improvement during the quarter primarily driven by proprietary consumer T&E spend. T&E spend represents spend on travel and entertainment, which primarily includes airline, cruise, lodging and dining merchant categories. To the extent American Express continues to see significant year-over-year declines in billed business, its future results will be materially impacted.
American Express’ Card Member receivable balances increased relative to the second quarter, driven by the improvement in billed business. In contrast, Card Member loan balances saw a small decline relative to the second quarter, as the improvement in billed business was offset by higher paydown rates in the third quarter. American Express’ credit metrics in the third quarter were solid with year-over-year declines in delinquency rates for both Card Member receivables and Card Member loans.
Provisions for credit losses decreased for American Express, primarily due to a modest reserve release and lower net write-offs. The reserve release reflected the improved credit performance and lower loan volumes, partially offset by a more cautious view of the global macroeconomic outlook due to continuing high levels of uncertainty regarding the pace of a recovery in the economy. Credco’s provisions for credit losses also decreased, refer to Results of Operations in MD&A for additional information.

1The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

To support its customers and merchants, American Express continued to offer financial and other assistance, add product benefits to reflect today’s environment, and provide the high level of customer service they expect and rely on. During the first half of the year, American Express created Customer Pandemic Relief programs to provide short-term support for customers impacted by COVID-19. These programs are no longer widely available, with negligible balances remaining in the programs as of September 30, 2020. American Express also provides longer-term financial relief programs.
Although the external environment remains uncertain in the near term, American Express is confident in how it is managing the company for the long term. The investments American Express is making set a foundation to rebuild its growth momentum and return to pre-pandemic levels of earnings and financial performance.
See “Certain Legislative, Regulatory and Other Developments” and “Risk Factors” for information on additional impacts of the COVID-19 pandemic and related containment efforts as well as other matters that could have a material adverse effect on Credco’s results of operations and financial condition.

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
Reserves for Card Member Credit Losses
American Express has in place an enterprise-wide credit risk management process and manages the overall credit risk exposure associated with the Card Member receivables and Card Member loans, including those purchased by Credco.
Reserves for Card Member credit losses represent management’s best estimate of the expected credit losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires management to estimate lifetime expected credit losses by incorporating historical loss experience and current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date.
In estimating expected credit losses, American Express uses a combination of statistically based models and analysis of the results produced by these models. These quantitative and qualitative components entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of American Express’ reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. American Express uses these models and assumptions, combined with historical loss experience, to calculate the reserve rates that are applied to the outstanding Card Member receivable or Card Member loan balances, to produce its reserves for expected credit losses. Beyond the R&S Period, American Express estimates expected credit losses using its historical loss experience. The qualitative component is intended to capture expected losses that may not have been fully captured in the quantitative component. Through an established governance structure, American Express considers certain external and internal factors, including emerging portfolio characteristics and trends, which consequentially may increase or decrease the reserves for credit losses on Card Member receivables and Card Member loans.
The R&S Period, which is approximately 3 years, represents the maximum time-period beyond the balance sheet date over which American Express can reasonably estimate expected credit losses, using all available portfolio information, current economic conditions and forecasts of future economic conditions. Card Member receivable products are contractually required to be paid in full; therefore, American Express has assumed the balances will be either paid or written-off within the R&S Period. Card Member loan products do not have a contractual term and balances can revolve if minimum required payments are made, causing some balances to remain outstanding beyond the R&S Period.

Within the R&S Period, American Express’ models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. A significant area of judgment relates to how American Express applies future Card Member payments to the reporting period balances when determining the exposure at default. The nature of revolving loan products inherently includes a relationship between future payments and spend behavior, which creates complexity in the application of how future payments are either partially or entirely attributable to the existing balance at the end of the reporting period. Using historical customer behavior and other factors, American Express has assumed that future payments are first allocated to interest and fees associated with the reporting period balance and future spend. American Express then allocates a portion of the payment to the estimated higher minimum payment amount due because of any future spend. Any remaining portion of the future payment would then be allocated to the remaining balance.
CECL requires that the R&S Period include an assumption about current and future economic conditions. American Express incorporates multiple macroeconomic scenarios obtained from an independent third party. The estimated credit losses calculated from each macroeconomic scenario are reviewed by American Express and are weighted to reflect its judgment about uncertainty around the scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real gross domestic product (GDP), that are significant to American Express’ models.

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, American Express compared its modeled estimate under a baseline scenario to its modeled estimate under a pessimistic downside scenario. For every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, Credco’s estimated credit losses increased by approximately $3.0 million. Credco’s Consolidated Balance Sheets primarily contain Card Member receivables, which have a shorter average estimated life than Card Member loans and consequently are less sensitive to shifts within various economic scenarios than American Express.
The modeled estimates under these scenarios were influenced by the duration, severity and timing of changes in economic variables within each scenario and these macroeconomic scenarios, under different conditions or using different assumptions, could result in significantly different estimated credit losses. It is difficult to estimate how potential changes in specific factors might affect the estimated credit losses, and current results may not be indicative of the potential future impact of macroeconomic forecast changes.
In addition, this sensitivity analysis relates only to the modeled credit loss estimates under two scenarios without considering American Express’ judgment on the relative weighting for those and other scenarios, including the weight that has been placed on downside scenarios at the balance sheet date, or any potential changes in other adjustments to the quantitative calculation or the impact of American Express’ judgment for qualitative factors, which may have a positive or negative effect on the results. Thus, the results of this sensitivity analysis are hypothetical and are not intended to estimate or reflect Credco’s expectations of any changes in the overall reserves for credit losses due to changes in the macroeconomic environment.
The following table reflects the range of key variables in the macroeconomic scenarios utilized for the computation of Reserves for credit losses:

	September 30, 2020	June 30, 2020
U.S. Unemployment Rate
Third quarter of 2020	10% - 11%	8% - 10%
Fourth quarter of 2020	10% - 12%	9% - 11%
Fourth quarter of 2021	8% - 13%	9% - 11%
U.S. GDP Growth (Contraction) (a)
Third quarter of 2020	23% - 8%	16% - 10%
Fourth quarter of 2020	3% - (6%)	0.6% - (4%)
Fourth quarter of 2021	6% - 3%	8% - 7%

(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.

Refer to the “Business Environment” and Table 3 in MD&A and Note 1 and Note 3 to the “Consolidated Financial Statements” for a further description of the impact of CECL, both at implementation and for the nine months ended September 30, 2020.
The process of estimating these reserves requires a high degree of judgment. To the extent American Express’ expected credit loss models are not indicative of future performance, Credco’s actual losses could differ significantly from its judgments and expectations, resulting in either higher or lower future provisions for credit losses in any period.
Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes.
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
Credco’s consolidated net income decreased by $195 million to $130 million, as compared to net income of $325 million for the same period in 2019. The year-over-year decrease in net income is primarily driven by lower discount revenue earned from Card Member receivables, lower interest income from affiliates and higher provisions for credit losses, partially offset by decline in interest expense.

Table 1: Total Revenues Summary

Nine Months Ended September 30,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Discount revenue earned from purchased
Card Member receivables and Card Member loans	$562	$913	$(351)	(38)%
Interest income from affiliates and other	66	267	(201)	(75)
Finance revenue	63	58	5	9
Total revenues	$691	$1,238	$(547)	(44)%

Total revenues
Discount revenue decreased, due to lower volumes and lower discount rates on Card Member receivables and Card Member loans purchased.
Interest income decreased, primarily due to lower average loan balances and lower average interest rates.

Table 2: Total Expenses Summary

Nine Months Ended September 30,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Provisions for credit losses	$264	$170	$94	55%
Interest expense	169	417	(248)	(59)
Interest expense to affiliates	70	337	(267)	(79)
Other, net	(14)	(66)	52	(79)
Total expenses	$489	$858	$(369)	(43)%

Total expenses
Provisions for credit losses on Card Member receivables and Card Member loans increased for the nine months ended September 30, 2020, primarily driven by higher reserve builds, reflecting the deterioration of the global macroeconomic outlook in the current year, including unemployment and GDP, partially offset by a decline in outstanding balances. Refer to Table 3 for additional information.
Interest expense decreased, primarily due to scheduled debt maturities and lower interest rates during the period.
Interest expense to affiliates decreased, primarily due to a decrease in average debt balances and lower interest rates.
Other, net expenses increased, primarily driven by lower forward point gains.

Table 3: Provisions for Credit Losses Summary

Nine Months Ended September 30,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Card Member receivables
Net write-offs	$160	$166	$(6)	(4)%
Reserve build (release)(a)	88	(6)	94	#
Total	248	160	88	55
Card Member loans
Net write-offs	11	7	4	57
Reserve build(a)	5	3	2	67
Total	16	10	6	60
Total provisions for credit losses	$264	$170	$94	55%
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

Income taxes
The effective tax rate was 43.5 percent and 16.0 percent for the three months ended September 30, 2020 and 2019, respectively, and 35.6 percent and 14.5 percent for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income. The increase in the effective tax rate for the nine month period primarily reflected a discrete tax charge of $33 million related to the attribution of income to jurisdictions outside the U.S, as well as changes in the level and geographic mix of pretax income. Refer to Note 7 to the “Consolidated Financial Statements” for additional information.
Card Member receivables and Card Member loans
As of September 30, 2020 and December 31, 2019, Credco owned $11.0 billion and $25.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of September 30, 2020 and December 31, 2019, CRC owned approximately $4.2 billion and $8.1 billion, respectively, of such participation interests.

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
The net volume of Card Member receivables and Card Member loans purchased during the nine months ended September 30, 2020 and 2019 was approximately $111.9 billion and $233.8 billion, respectively.
As of September 30, 2020 and December 31, 2019, Credco owned gross Card Member loans totaling $453 million and $697 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of September 30:
Table 4: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2020	2019
Total gross Card Member receivables (a)	$10,987	$24,955
Loss reserves - Card Member receivables (a)	$110	$168
Loss reserves as a % of receivables	1.0%	0.7%
Average life of Card Member receivables (# in days) (b)	33	30

(a)Refer to Notes 1, 2 and 3 to the “Consolidated Financial Statements” for further discussion.
(b)Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the periods indicated, to the volume of Card Member receivables purchased by Credco.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent floating-rate interest-bearing borrowings by American Express Company, wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of September 30, 2020 and December 31, 2019 were as follows:
Table 5: Loans to Affiliates and Other

(Millions)	2020	2019
American Express Company	$3,211	$—
American Express Services Europe Limited	2,551	4,206
American Express Australia Limited	1,480	2,052
Amex Global Holdings C.V.	1,140	888
Amex Bank of Canada	806	1,587
American Express Company (Mexico) S.A. de C.V.	476	534
American Express Bank (Mexico) S.A.	360	404
American Express International, Inc., Singapore Branch	265	413
American Express International (NZ), Inc.	49	70
Alpha Card S.C.R.L./C.V.B.A	19	120
American Express Saudi Arabia (C) JSC	—	71
Total (a)	$10,357	$10,345

(a)As of September 30, 2020 and December 31, 2019, approximately $5.6 billion and $8.2 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.

Due from/to Affiliates
As of September 30, 2020 and December 31, 2019, amounts due from affiliates were $11 million and $652 million, respectively. As of September 30, 2020 and December 31, 2019, amounts due to affiliates were $3.4 billion and $2.1 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both September 30, 2020 and December 31, 2019, due to affiliates also includes an amount pertaining to tax liability related to the Tax Cuts and Jobs Act of 2017.
Cash with Affiliates
Deposits
In the month of June 2020, Credco restructured a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Credco borrowed $7.1 billion from TRS to repay borrowings from AE Exposure Management Limited of $4.7 billion. The excess of $2.2 billion was deposited with American Express National Bank (AENB), which was reported as part of Cash and cash equivalents as of June 30, 2020. During the third quarter, amounts were withdrawn from AENB to meet business funding requirements resulting in $1.0 billion in deposits remaining with AENB as of September 30, 2020.
Restricted Cash with Affiliates
As of September 30, 2020 and December 31, 2019, the amount of interest-bearing restricted cash was $114 million and $116 million, respectively, recorded within Other assets on the Consolidated Balance Sheets. These amounts represent cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of September 30, 2020 and December 31, 2019 were as follows:
Table 6: Short-term Debt to Affiliates

(Millions)	2020	2019
American Express Travel Related Services Company, Inc.(a)	$7,073	$—
AE Exposure Management Limited(a)	982	5,731
American Express Europe LLC	227	219
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	93	82
American Express Swiss Holdings GmbH	1	1
Total	$8,568	$6,225
(a) Refer to “Deposits” in MD&A and Note 1 to the “Consolidated Financial Statements” for additional information.

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of September 30, 2020 and December 31, 2019 were as follows:
Table 7: Long-term Debt to Affiliates

(Millions)	2020	2019
American Express Company (a)	$568	$8,959
Amex Funding Management (Europe) Limited (b)	348	333
Total	$916	$9,292
(a)Amounts payable by November 2023. Refer to "Card Member receivables and Card Member loans" in MD&A and Note 1 to the “Consolidated Financial Statements” for additional information.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $186 million and $234 million for the nine months ended September 30, 2020 and 2019, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of September 30, 2020 and December 31, 2019, Credco had nil and $3.0 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.8 billion and $0.3 billion for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. During the nine months ended September 30, 2020, Credco did not issue any unsecured debt securities. Credco had the following long-term debt outstanding as of September 30, 2020 and December 31, 2019:
Table 9: Long-Term Debt Outstanding

(Billions)	2020	2019
Long-term debt outstanding (a)	$7.0	$13.5
Average long-term debt (b)	$9.8	$16.4
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.
Credco has the ability to issue debt securities under the shelf registration statement filed with the Securities and Exchange Commission (SEC). The latest shelf registration statement filed with the SEC is for an unspecified amount of debt securities. As of September 30, 2020 and December 31, 2019, Credco had $7.0 billion and $13.5 billion of debt securities outstanding, respectively, issued under the SEC registration statement. Credco may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Credco has a program in Australia for the issuance of debt securities of up to approximately $4.2 billion (AUD 6 billion). There were no outstanding notes under this program as of September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2020 and 2019, Credco did not pay any dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors, including the covenants of debt instruments issued by Credco that impose the requirement for Credco to maintain a minimum consolidated net worth of $50 million. To the extent excess capital is available, it may be distributed to TRS, Credco’s parent company, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. As of September 30, 2020, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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
Credco believes that it currently maintains sufficient liquidity sources to meet all liquidity requirements. As of September 30, 2020, Credco had Cash and cash equivalents of $1.0 billion and it primarily represents the amount deposited with AENB, which was driven by the restructuring of a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Refer to “Deposits” in MD&A for additional information. In addition to its actual holdings of Cash and cash equivalents, Credco maintains access to additional liquidity, in the form of Cash and cash equivalents held by certain affiliates, through intercompany loan agreements, access to securitizations of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the Charge Trust, and a committed bank credit facility.
Committed Bank Credit Facility
Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of September 30, 2020 of $3.5 billion with a maturity date of October 15, 2022. As of September 30, 2020, no amounts were drawn on this facility. Credco may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding. The availability of this facility is subject to Credco’s compliance with certain financial covenants that require maintenance of a 1.25 minimum required fixed charge coverage ratio (FCCR). The FCCR is the ratio of income before fixed charges (interest expenses including to affiliates) and income taxes to fixed charges for the applicable period. The FCCR for Credco was 1.85 and 1.54 for the nine months ended September 30, 2020 and year ended December 31, 2019, respectively.
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
Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known. Credco continues to monitor federal, state and international regulatory developments in relation to the COVID-19 pandemic and their potential impact on its operations.

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
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•uncertainty regarding the duration, extent and severity of the pandemic; a further deterioration in global economic and business conditions and consumer and business spending generally; an inability or unwillingness of Card Members to pay amounts owed to American Express; insufficient governmental stimulus and relief programs to address the impact of the pandemic; prolonged measures to contain the spread of COVID-19 or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and American Express’ Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies reopen; Credco’s inability to manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and its reputation; and an inability of business partners to meet their obligations to American Express and its customers due to slowdowns or disruptions in their businesses, bankruptcy and liquidation, or otherwise;
•future credit performance, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; collections capabilities; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; the availability of government stimulus programs for borrowers; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•the amount of receivables and loans outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending and borrowing patterns and American Express’ ability to manage risk and enhance the Card Member value propositions;
•factors beyond Credco’s control such as resurgences of COVID-19 cases, severe weather conditions, natural and man-made disasters, power loss, disruptions in telecommunications, or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, Card Member receivable and Card Member loan balances and other aspects of its business and results of operations or disrupt its global network systems and ability to process transactions;
•the effectiveness of Credco’s risk management policies and procedures, including ability to accurately estimate the provisions for credit losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans, and operational risk;
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
A further description of these uncertainties and other risks can be found in the 2019 Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020, filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2020	2019	2020	2019
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$38	$305	$562	$913
Interest income from affiliates and other	19	62	66	267
Finance revenue	19	21	63	58
Total revenues	76	388	691	1,238
Expenses
Provisions for credit losses	(12)	56	264	170
Interest expense	37	117	169	417
Interest expense to affiliates	5	102	70	337
Other, net	—	(18)	(14)	(66)
Total expenses	30	257	489	858
Pretax income	46	131	202	380
Income tax provision	20	21	72	55
Net income	$26	$110	$130	$325

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2020	2019	2020	2019
Net income	$26	$110	$130	$325
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	10	(24)	(68)	(39)
Other comprehensive income (loss)	10	(24)	(68)	(39)
Comprehensive income	$36	$86	$62	$286
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,019	$33
Card Member receivables, less reserves for credit losses: 2020, $110; 2019, $162	10,877	25,395
Card Member loans, less reserves for credit losses: 2020, $22; 2019, $10	431	687
Loans to affiliates and other	10,357	10,345
Due from affiliates	11	652
Other assets	287	245
Total assets	$22,982	$37,357
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$—	$3,216
Short-term debt to affiliates	8,568	6,225
Long-term debt	6,985	13,469
Long-term debt to affiliates	916	9,292
Total debt	16,469	32,202
Due to affiliates	3,414	2,133
Accrued interest and other liabilities	331	435
Total liabilities	$20,214	$34,770
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	161	161
Retained earnings	3,762	3,513
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2020, $66; 2019, $25	(1,155)	(1,087)
Total accumulated other comprehensive loss	(1,155)	(1,087)
Total shareholder’s equity	2,768	2,587
Total liabilities and shareholder’s equity	$22,982	$37,357

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2020	2019
Cash Flows from Operating Activities
Net income	$130	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	264	170
Amortization of underwriting expense	10	15
Deferred taxes	(31)	12
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(11)	37
Other operating assets and liabilities	428	484
Net cash provided by operating activities	790	1,043
Cash Flows from Investing Activities
Net decrease (increase) in Card Member receivables and Card Member loans (a)	9,081	(666)
Net decrease (increase) in loans to affiliates and other (a)(b)	48	(304)
Net increase (decrease) in due to/from affiliates	1,854	(155)
Net cash provided by (used in) investing activities	10,983	(1,125)
Cash Flows from Financing Activities
Net decrease in short-term debt	(3,216)	(793)
Net increase in short-term debt to affiliates	2,344	305
Principal payments of long-term debt	(6,600)	(7,150)
Proceeds from long-term debt to affiliates	8,006	26,964
Principal payments of long-term debt to affiliates (a)(b)	(11,320)	(19,313)
Net cash (used in) provided by financing activities	(10,786)	13
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(3)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	984	(66)
Cash, cash equivalents and restricted cash at beginning of period	149	195
Cash, cash equivalents and restricted cash at end of period	$1,133	$129

Cash, cash equivalents and restricted cash reconciliation	Sep-20	Dec-19	Sep-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets (c)	$1,019	$33	$33	$102
Restricted cash included in Other assets per Consolidated Balance Sheets (d)	114	116	96	93
Total cash, cash equivalents and restricted cash	$1,133	$149	$129	$195

Supplemental cash flow information			2020	2019
Non-cash Investing activities
Sales of U.S. Corporate Card Member receivables to TRS (a)			$5,493	$—
Lending to American Express Company (a)			(416)	—
Termination of intercompany loan agreement with American Express Limited and American Express International, Inc.(b)			—	5,109
Non-cash Financing activities
Settlement of borrowings with American Express Company (a)(b)			$(5,077)	$(5,109)
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
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

Three months ended September 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of June 30, 2020	$2,732	$—	$161	$(1,165)	$3,736
Net income	26	—	—	—	26
Other comprehensive income	10	—	—	10	—
Balances as of September 30, 2020	$2,768	$—	$161	$(1,155)	$3,762

Nine months ended September 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2019	$2,587	$—	$161	$(1,087)	$3,513
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	119	—	—	—	119
Net income	130	—	—	—	130
Other comprehensive loss	(68)	—	—	(68)	—
Balances as of September 30, 2020	$2,768	$—	$161	$(1,155)	$3,762

Three months ended September 30, 2019 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of June 30, 2019	$2,396	$—	$161	$(1,075)	$3,310
Net income	110	—	—	—	110
Other comprehensive loss	(24)	—	—	(24)	—
Balances as of September 30, 2019	$2,482	$—	$161	$(1,099)	$3,420

Nine months ended September 30, 2019 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$2,196	$—	$161	$(1,060)	$3,095
Net income	325	—	—	—	325
Other comprehensive loss	(39)	—	—	(39)	—
Balances as of September 30, 2019	$2,482	$—	$161	$(1,099)	$3,420
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
In the month of June 2020, Credco restructured a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Credco borrowed $7.1 billion from TRS to repay borrowings from AE Exposure Management Limited of $4.7 billion. The excess of $2.2 billion was deposited with AENB, which was reported as part of Cash and cash equivalents as of June 30, 2020. During the third quarter, amounts were withdrawn from AENB to meet business funding requirements resulting in $1.0 billion in deposits remaining with AENB as of September 30, 2020.
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
Card Member receivables as of September 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)(b)	$1,733	$9,847
Global Commercial Services (b)	9,254	15,710
Card Member receivables (c)	10,987	25,557
Less: Reserve for credit losses	110	162
Card Member receivables, net (d)	$10,877	$25,395
(a)Comprised of International Consumer Services as of September 30, 2020 and U.S. and International Consumer Services as of December 31, 2019.
(b)During the three months ended March 31, 2020, $7.2 billion of U.S. Consumer and Small Business Card Member receivables were transferred out of the Charge Trust resulting in a reduction of the same amount in Credco’s participation interest in such receivables. Refer to Note 1 for additional information.
(c)Net of deferred discount revenue totaling $53 million and $75 million as of September 30, 2020 and December 31, 2019, respectively.
(d)Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.
Card Member loans as of September 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$453	$697
Less: Reserve for credit losses	22	10
Card Member loans, net (b)	$431	$687
(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2020 and December 31, 2019:

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$1,714	$7	$4	$8	$1,733
Global Commercial Services
Global Small Business Services	913	5	2	3	923
Global Corporate Payments (a)	(b)	(b)	(b)	53	8,331
Card Member Loans:
Global Consumer Services Group	$445	$2	$1	$5	$453

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$9,766	$29	$16	$36	$9,847
Global Commercial Services
Global Small Business Services	1,996	10	5	9	2,020
Global Corporate Payments (a)	(b)	(b)	(b)	105	13,690
Card Member Loans:
Global Consumer Services Group	$689	$3	$2	$3	$697
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
Credit Quality Indicators for Card Member Receivables and Card Member Loans
The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2020		2019
	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	1.62%	1.10%	1.04%	0.94%
Global Small Business Services	2.14%	1.08%	1.31%	1.18%
Global Corporate Payments	1.49%	(b)	(c)	(b)
Card Member Loans:
Global Consumer Services Group	2.66%	1.77%	1.44%	0.93%

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)Represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivable or Card Member loan balances in each of the periods indicated.
(b)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total is 0.64% and 0.66% for the nine months ended September 30, 2020 and 2019, respectively.
(c)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods, and represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco. The net loss ratio for the nine months ended September 30, 2019 was 0.06%.
Refer to Note 3 for additional indicators, including external environmental qualitative factors, American Express considers in its evaluation process for reserves for credit losses.

3. Reserves for Credit Losses
American Express has in place an enterprise-wide credit risk management process and manages the overall credit risk exposure associated with the Card Member receivables and Card Member loans, including those purchased by Credco. Reserves for credit losses represent management’s best estimate of the expected credit losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans, as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires management to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. American Express makes various judgments combined with historical loss experience to calculate a reserve rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
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
American Express also estimates the likelihood and magnitude of recovery of previously written off accounts considering how long ago the account was written off and future economic conditions. American Express models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions that are incorporated over the R&S Period include multiple macroeconomic scenarios provided to American Express by an independent third party. American Express reviews these economic scenarios quarterly and uses their judgment to weight them in order to reflect the uncertainty surrounding these scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real gross domestic product, that are significant to American Express’ models.
American Express also evaluates whether to include qualitative reserves to cover losses that are expected but, in its assessment, may not be adequately represented in the quantitative methods or the economic assumptions. American Express considers whether to adjust the quantitative reserves (higher or lower) to address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Card Member receivable and Card Member loan balances are written off when American Express considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due for pay in full or revolving loans. Card Member receivables and Card Member loans in bankruptcy or owed by deceased individuals are generally written off upon notification.
Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for the three months ended September 30, 2020, primarily driven by improved credit performance.
Card Member receivables reserve for credit losses increased for the nine months ended September 30, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and Gross Domestic Product (GDP), partially offset by a decline in outstanding balances.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:

(Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance (a)	$184	$172	$15	$167
Provisions (b)	(16)	52	248	160
Net write-offs (c)	(59)	(55)	(160)	(166)
Other adjustments (d)	1	(1)	7	7
Ending Balance	$110	$168	$110	$168
(a)For the nine months ended September 30, 2020, beginning balance includes a decrease of $147 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net of recoveries of $21 million and $30 million for the three months ended September 30, 2020 and 2019, respectively and $59 million and $94 million for the nine months ended September 30, 2020 and 2019, respectively.
(d)For the three months ended September 30, 2020 and 2019, primarily includes foreign currency translation adjustments. For the nine months ended September 30, 2020, primarily includes reserve adjustments related to the removal of U.S. Consumer and Small Business Card Member receivables of $7.2 billion from the Charge Trust and for the nine months ended September 30, 2019, primarily includes reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $2.7 billion and participation interests in Card Member receivables sold to an affiliate totaling $1.1 billion.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses remained flat for the three months ended September 30, 2020.
Card Member loans reserve for credit losses increased for the nine months ended September 30, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and GDP, and changes in portfolio mix, partially offset by a decline in outstanding balances.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:

(Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance (a)	$23	$7	$17	$5
Provisions (b)	4	4	16	10
Net write-offs (c)	(5)	(3)	(11)	(7)
Ending Balance	$22	$8	$22	$8
(a)For the nine months ended September 30, 2020, beginning balance includes an increase of $7 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net of recoveries of $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively and $2.0 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow Credco or the counterparty to terminate the agreement and settle the fair value of existing positions in the event of a downgrade of one’s party credit rating below investment grade. As of September 30, 2020, these derivatives were not in a significant net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties and its own credit risk as of September 30, 2020 and December 31, 2019, no credit risk adjustment to the derivative portfolio was required.
A majority of Credco’s derivative assets and liabilities as of September 30, 2020 and December 31, 2019 are subject to master netting agreements with its derivative counterparties. Credco presents derivative assets and liabilities subject to enforceable netting arrangements with the same counterparty on a net basis on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2020 and December 31, 2019:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)(b)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	43	12	60	44
Total derivatives designated as hedging instruments	43	12	60	44
Derivatives not designated as hedging instruments:
Foreign exchange contracts	62	31	39	182
Total derivatives, gross	105	43	99	226
Derivative asset and derivative liability netting (c)	(36)	(27)	(36)	(27)
Total derivatives, net	$69	$16	$63	$199

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Credco posted $17 million and $20 million as of September 30, 2020 and December 31, 2019, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
(c)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. Credco has $3.5 billion and $8.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2020 and December 31, 2019, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Fixed-rate long-term debt	$12	$(22)	$(54)	$(177)
Derivatives designated as hedging instruments	(15)	26	57	183
Total	$(3)	$4	$3	$6
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $3.5 billion and $8.7 billion as of September 30, 2020 and December 31, 2019, respectively, including the cumulative amount of fair value hedging adjustments of $52 million and $(2) million for the respective periods.
Credco recognized a net decrease of $15 million and a net increase of $21 million in Interest expense on long-term debt for the three months ended September 30, 2020 and 2019, respectively, and a net decrease of $27 million and a net increase of $81 million for the nine months ended September 30, 2020 and 2019, respectively, primarily related to the net settlements (interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
Credco had notional amounts of approximately $2.9 billion and $3.0 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2020 and December 31, 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $59 million and a gain of $50 million for the three months ended September 30, 2020 and 2019, respectively, and gains of $71 million and $29 million for the nine months ended September 30, 2020 and 2019, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $1 million and $20 million for the three months ended September 30, 2020 and 2019, respectively, and $17 million and $69 million for the nine months ended September 30, 2020 and 2019, respectively, that are recognized in Other, net expenses on the Consolidated Statements of Income.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of September 30, 2020 and December 31, 2019:

(Millions)	2020	2019
Assets:
Derivatives, gross (a)	$105	$43
Total Assets	105	43
Liabilities:
Derivatives, gross (a)	99	226
Total Liabilities	$99	$226
(a)Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2020 and December 31, 2019, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$1.0	$1.0	$1.0	$—	$—
Other financial assets (b)	11.1	11.1	0.1	11.0	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.4	0.4	—	—	0.4
Loans to affiliates and other	10.4	10.5	—	5.2	5.3
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	11.6	11.6	—	11.6	—
Financial liabilities carried at other than fair value
Long-term debt	7.0	7.3	—	7.3	—
Long-term debt to affiliates	$0.9	$0.9	$—	$0.9	$—

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$—	$—	$—	$—	$—
Other financial assets (b)	26.3	26.3	0.1	26.2	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.7	0.7	—	—	0.7
Loans to affiliates and other	10.3	10.4	—	2.8	7.6
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	11.2	11.2	—	11.2	—
Financial liabilities carried at other than fair value
Long-term debt	13.5	13.7	—	13.7	—
Long-term debt to affiliates	$9.3	$9.4	$—	$9.4	$—
(a)Amounts reflect interest-bearing deposits. Refer to Note 1 for additional information.
(b)Level 1 amounts reflect interest-bearing restricted cash and Level 2 amounts primarily reflect Card Member receivables.

Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2020 and the year ended December 31, 2019, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and nine months ended September 30, 2020 and 2019 were as follows:

Three Months Ended September 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of June 30, 2020	$(1,165)
Net translation gains of investments in foreign operations	69
Net losses related to hedges of investments in foreign operations	(59)
Net change in accumulated other comprehensive loss	10
Balances as of September 30, 2020	$(1,155)

Nine Months Ended September 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2019	$(1,087)
Net translation losses of investments in foreign operations	(139)
Net gains related to hedges of investments in foreign operations	71
Net change in accumulated other comprehensive loss	(68)
Balances as of September 30, 2020	$(1,155)

Three Months Ended September 30, 2019 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of June 30, 2019	$(1,075)
Net translation losses of investments in foreign operations	(74)
Net gains related to hedges of investments in foreign operations	50
Net change in accumulated other comprehensive loss	(24)
Balances as of September 30, 2019	$(1,099)

Nine Months Ended September 30, 2019 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2018	$(1,060)
Net translation losses of investments in foreign operations	(68)
Net gains related to hedges of investments in foreign operations	29
Net change in accumulated other comprehensive loss	(39)
Balances as of September 30, 2019	$(1,099)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the tax impact for the three and nine months ended September 30 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Net translation on investments in foreign operations	$(1)	$(1)	$19	$2
Net hedges of investments in foreign operations	(19)	15	22	9
Total tax impact	$(20)	$14	$41	$11
No amounts were reclassified out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business for the three and nine months ended September 30, 2020 and 2019.

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
The effective tax rate was 43.5 percent and 16.0 percent for the three months ended September 30, 2020 and 2019, respectively, and 35.6 percent and 14.5 percent for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income. The increase in the effective tax rate for the nine month period primarily reflected a discrete tax charge of $33 million related to the attribution of income to jurisdictions outside the U.S, as well as changes in the level and geographic mix of pretax income.
Credco’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to volatility in certain components of revenues and expenses that prevents Credco from projecting a reliable estimate of full year pretax income. A discrete calculation of the provision for income taxes is recorded for each interim period.
Credco is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which it has significant business operations. The tax years under examination and open for examination vary by jurisdiction. Credco is currently under examination by the IRS for the 2017 and 2018 tax years.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) and Part II, Item 1A. “Risk Factors” of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the First Quarter Form 10-Q). The information included in the “Risk Factors” section of the First Quarter Form 10-Q is incorporated by reference herein. The risks and uncertainties that Credco faces are not limited to those set forth in the 2019 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect its business, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment and stimulus measures, continued outbreaks and increasing rates of infection, and the related impacts to economic and operating conditions.

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
In 2020, American Express became aware of credit card accounts opened with American Express International, Inc. (Hong Kong branch) by the Acting Consul General of the Iranian Consulate in Hong Kong, and his predecessor, the now-former Consul General. American Express believes these cards were used only for personal expenses. The Acting Consul General had two cards, both of which were opened in 2018 and one of which was closed by client request on or about April 3, 2019, and the other of which was cancelled by American Express on or about June 16, 2020. The former Consul General’s card was issued in January 2019 and cancelled by American Express on or about March 13, 2019. American Express had negligible gross revenues and net profits attributable to these accounts. As all of the accounts were cancelled, American Express does not intend to continue to engage in this activity.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: November 5, 2020	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: November 5, 2020	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer