Form 10-K
period 2020-12-31
AMERICAN EXPRESS CREDIT CORP
filed 2021-02-25
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

American Express Company, through a wholly-owned subsidiary, owns all of the outstanding common stock of the registrant. Accordingly, there is no market for the registrant’s common stock. At February 25, 2021, 1,504,938 shares of the common stock, par value $0.10 per share, were outstanding.
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
Throughout this report the term “Credco” refer to American Express Credit Corporation and its subsidiaries on a consolidated basis, and the term “American Express” refers to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties.

PART I
ITEM 1. BUSINESS
INTRODUCTION

Overview
Credco was incorporated in Delaware in 1962 and was acquired by American Express Company (American Express) in December 1965. On January 1, 1983, Credco became a wholly owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly owned subsidiary of American Express. Both American Express and TRS are bank holding companies. As of December 31, 2020, Credco employed 4 people, whom Credco refers to as colleagues.
Credco is engaged in the business of financing certain non-interest-earning Card Member receivables arising from the use of the American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets.
American Express Card Business
American Express is a globally integrated payments company that provides its customers with access to products, insights and experiences that enrich lives and build business success. American Express is a leader in providing credit and charge cards to consumers, small businesses, mid-sized companies and large corporations around the world. American Express® cards issued by American Express as well as by third-party banks and other institutions on the American Express network permit Card Members to charge purchases of goods and services at the millions of merchants around the world that accept cards bearing its logo.
In the United States, American Express’ marketing, sale and servicing of consumer financial products and its compliance with certain federal consumer financial laws, are supervised and examined by the Consumer Financial Protection Bureau, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products, and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect American Express’ ability to collect amounts owed to it or subject it to regulatory scrutiny.
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
General Nature of Credco’s Business
Credco engages primarily in the business of financing Card Member receivables and in providing loans to certain of its affiliates. The use of a centralized funding source for assets originated by affiliated entities provides American Express with operational efficiency. Credco seeks to maintain a fixed charge coverage ratio (FCCR) of earnings available for fixed charges (interest expenses including interest expense to affiliates) to fixed charges at 1.25 by charging appropriate discount rates on the purchase of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. During each monthly period, the discount and interest rates are determined pursuant to agreements between Credco and its affiliates that provide that the parties intend the transactions to be conducted on an arm’s-length basis. Should it be required, TRS would provide Credco with financial support in the form of capital contributions that would be included in determining the FCCR. Refer to “Committed Bank Credit Facility” in MD&A for additional information.
The agreements for the purchase and sale of card receivables and loans (receivables agreements) between Credco and its affiliates provide that the parties intend for the transactions thereunder be conducted on an arm’s-length basis and that, for example, the price at which receivables and loans are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or changes in collectability). Credco considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which Credco offers to purchase receivables and loans to maintain Credco’s minimum FCCR of 1.25.

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
ITEM 1A. RISK FACTORS
This section highlights certain risks that could affect Credco and its business. The risks and uncertainties that Credco faces are not limited to those described below. Additional risks and uncertainties not presently known to Credco or that Credco currently believes to be immaterial may also adversely affect Credco’s business.
Macroeconomic Risks
The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on American Express’ and Credco’s business and results of operations.
The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. The COVID-19 pandemic and containment measures have contributed to, among other things:
•Widespread changes to, and significant reductions in, household and business activity and consumer and business spending, as well as economic concerns and a rise in unemployment.
•Adverse impacts on American Express’ cobrand and other partners in the travel and airline industries, and on its third-party service providers, merchants, customer acquisition channels, processors, aggregators, network partners and other third parties that American Express relies on for services that are integral to its operations.

•Adverse impacts on the creditworthiness of American Express’ customers and other counterparties and their ability to pay amounts owed to it and its ability to collect such amounts and required increases in its reserves for credit losses.
•Adverse impacts on industries representing a significant portion of American Express’ billed business (including, but not limited to, travel and entertainment (T&E) spending). Billed Business represents transaction volumes on cards and other payment products issued by American Express (proprietary billed business) and cards issued under network partnership agreements with banks and other institutions, including joint ventures.
•Adverse impacts on capital and credit market conditions and American Express’ deposit base, which may limit its access to funding, increase cost of capital, and affect its ability to meet liquidity needs.
•An increased strain on American Express’ and Credco’s risk management policies generally, including, but not limited to, the effectiveness and accuracy of its models, given the lack of data inputs and comparable precedent.
•An increased risk of impairment, restructuring or other charges, including as a result of impairment of the value of American Express’ investments and other assets.
•Increased spending on American Express’ business continuity efforts, such as technology, service centers and its supply chain, and readiness efforts for returning to its offices, which may in turn require that American Express further cut costs and investments in other areas.
•An increased risk of an information or cyber security incident, fraud, a failure to maintain the uninterrupted operation of American Express’ information systems or a failure in the effectiveness of its anti-money laundering (AML) and other compliance programs due to, among other things, an increase in remote work.
These and other impacts of the COVID-19 pandemic may continue even after the outbreak has subsided and containment measures are lifted, and may exacerbate many of the other risks described in this “Risk Factors” section. The extent to which American Express’ and Credco’s business and results of operations will continue to be adversely affected will depend on numerous evolving factors and future developments that American Express and Credco are not able to predict, including the continued spread and severity of the virus and new variants; the imposition of further containment measures and their ability to control the spread of the virus; the availability, distribution and widespread use of effective treatments and vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the availability and effectiveness of government stimulus measures; and how quickly and to what extent normal operating conditions and customer behaviors resume, such as with respect to travel, dining and in-person events.
Difficult conditions in the business and economic environment, including as a result of the COVID-19 pandemic, have had and are expected to continue to have a material adverse effect on American Express’ and Credco’s business and results of operations.
American Express offers a broad array of products and services to consumers, small businesses and commercial clients and thus is very dependent upon the level of consumers and business activity and the demand for payment and financing products. Slow economic growth, economic contraction or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on American Express cards, the ability and willingness of Card Members to borrow and pay amounts owed to American Express, and demand for fee-based products and services. Factors such as consumer spending and confidence, unemployment rates, business investment, geopolitical instability, public policy decisions, government spending, international trade relationships, interest rates, taxes, energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, Credco’s profitability. Such factors may also cause Credco’s earnings, receivables, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on Credco’s business.
Because American Express derives a portion of its revenues from travel-related spending, its business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility, and health-related risks, including travel restrictions and bans as a result of the COVID-19 pandemic and changes in customer behaviors that may continue even after the outbreak has subsided and containment measures are lifted, such as decisions to delay or forgo business or personal travel. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel interruption insurance policies American Express offers.

Spending at T&E merchants, for example, is sensitive to business and personal discretionary spending levels and safety concerns, including those related to the recent coronavirus outbreak, and also tends to decline during general economic downturns. American Express experienced the effects of this sensitivity in 2020 during the COVID-19 pandemic, with T&E spending decreasing 61 percent compared to 2019, while non-T&E spending decreased 1 percent. Likewise, spending by small businesses and corporate clients depends in part on the economic environment and a favorable climate for continued business investment and new business formation, as well as on related volumes of business travel. During the pandemic, American Express’ Card Member billed business decreased 19 percent in 2020 compared to 2019.
Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on Credco’s results of operations. Credco increased its reserves for credit losses significantly in 2020 due to the deterioration of the global macroeconomic outlook.
The consequences of negative circumstances impacting Credco or the environment generally can be sudden and severe as Credco experienced from the end of the first quarter into the second quarter of 2020 due to the pandemic.
Political and social conditions, fiscal and monetary policies, trade wars and tariffs, prolonged or recurring government shutdowns, regional hostilities and the prospect or occurrence of more widespread conflicts could also negatively affect consumer and business spending, including travel patterns and business investment, and demand for credit.
Financial Risks
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
Credco’s ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on market conditions. Disruptions, uncertainty or volatility across the financial markets, as well as adverse developments affecting American Express’ competitors and the financial industry generally, could negatively impact market liquidity and limit Credco’s access to funding required to operate its business. Such market conditions may also limit Credco’s ability to replace, in a timely manner, maturing liabilities and access the funding necessary to provide financing to its affiliates. In some circumstances, Credco may incur an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility.
Any reduction in Credco’s credit ratings could increase the cost of its funding from, and restrict Credco’s access to, the capital markets and have a material adverse effect on Credco’s results of operations and financial condition.
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
The discontinuance of LIBOR may negatively impact Credco’s access to funding and the value of its financial instruments.
Central banks and global regulators have called for financial market participants to prepare for the discontinuance of the London interbank offered rate (LIBOR) and the establishment of alternative reference rates. Certain of Credco’s financial instruments reference LIBOR, which will need to be amended or otherwise modified to replace LIBOR with an alternative reference rate. Some of those instruments contain provisions to replace LIBOR as the benchmark following the occurrence of specified transition events. Such provisions may not be sufficient to trigger a change in the benchmark at all times when LIBOR is no longer representative of market interest rates, or that these events will align with similar events in the market generally or in other parts of the financial markets, such as the derivatives market.
Alternative reference rates are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR. In order to compensate for these differences, certain of Credco’s financial instruments allow for a benchmark replacement adjustment. However, there is no assurance that any benchmark replacement adjustment will be sufficient to produce the economic equivalent of LIBOR, either at the benchmark replacement date or over the life of such instruments.

Uncertainty as to the nature and timing of the potential discontinuance or modification of LIBOR, the replacement of LIBOR with one or more alternative reference rates or other reforms may negatively impact market liquidity, Credco’s access to funding and the trading market for its financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the interest payable on Credco’s outstanding financial instruments to be materially different than expected and may impact the value of such instruments.
For a further discussion on LIBOR Transition, see “Risk Management ― LIBOR Transition” under “MD&A.”
Adverse currency fluctuations and foreign exchange controls could decrease the revenue Credco receives from its international operations.
During 2020, approximately 36 percent of Credco’s revenue was generated from activities outside the United States. Credco is exposed to foreign exchange risk from its international operations, and accordingly the revenue it generates outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on Credco’s results of operations. Furthermore, Credco may become subject to foreign exchange regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars or Credco’s ability to transfer funds and this could impact Credco’s results of operations.
Operational and Business Risks
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
Global financial institutions like American Express, as well as its customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For example, American Express and other U.S. financial services providers have been the target of distributed denial-of-service attacks from sophisticated third parties. These threats can arise from external parties as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. An information or cyber security incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
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
American Express’ risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. Although American Express and the card issuers have devoted significant resources to develop their risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as their risk management techniques such as hedging strategies, may not be fully effective. There may also be risks that exist, or develop in the future, that have not been appropriately identified or mitigated. As regulations and competition continue to evolve, American Express’, Credco’s and the card issuers’ risk management framework may not always keep sufficient pace with those changes. If the risk management framework does not effectively identify or mitigate these risks, Credco could suffer unexpected losses and could be materially adversely affected.
Management of these risks in some cases depends upon the use of analytical and/or forecasting models. Although American Express has a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of American Express’ data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. The Current Expected Credit Loss (CECL) methodology requires measurement of expected credit losses for the estimated life of certain financial instruments, not only based on historical experience and current conditions, but also by including forecasts incorporating forward-looking information. American Express’ ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and the lack of comparable precedent. If American Express’ business decisions or estimates for credit losses are based on incorrect or misused models and assumptions or it fails to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, Credco’s results of operations and financial condition may be materially adversely affected.
Management of credit, market, liquidity, operational and compliance risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.
Credit risk is defined as loss due to obligor or counterparty default or changes in the credit quality of a counterparty or security. Credco is exposed to both consumer credit risk and institutional credit risk principally from consumer and small business Card Member receivables and Card Member loans it purchases generally without recourse, as well as through its participation interests. Third parties may default on their obligations to Credco due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as Gross Domestic Product (GDP), unemployment, inflation and interest rates, may result in greater delinquencies that lead to greater credit losses. Country, regional and political risks can also contribute to credit risk. A customer’s ability and willingness to repay Credco can be negatively impacted not only by economic, market, political and social conditions but also by a customer’s other payment obligations, and increasing leverage can result in a higher risk that customers will default or become delinquent in their obligations to Credco. Credco’s caution about the potential for a significant downturn in the pace of economic recovery is reflected in the macroeconomic outlook that informs its reserves for credit losses.
American Express and Credco rely principally on the customer’s creditworthiness for repayment of loans or receivables and therefore they have no other recourse for collection. American Express’ and Credco’s ability to assess creditworthiness may be impaired if the criteria or models used to manage credit risk prove inaccurate in predicting future losses, which could cause Credco’s losses to rise and have a negative impact on Credco’s results of operations. Further, American Express’ pricing strategies may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond its current estimates could have a material adverse impact on Credco’s result of operations.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require Credco to increase its reserve for credit losses. Higher write-off rates and an increase in Credco’s reserves for credit losses adversely affect its profitability and may increase its cost of funds.
Although American Express, Credco and the card issuers make estimates to provide for credit losses in their respective outstanding portfolio of receivables and loans, these estimates may not be accurate. In addition, the information American Express, Credco and the card issuers use in managing their credit risk may be inaccurate or incomplete.

Although American Express, Credco and the card issuers regularly review credit exposure to specific clients and counterparties and to specific industries, countries and regions that American Express, Credco and the card issuers believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, American Express’, Credco’s and the card issuers’ ability to manage credit risk or collect amount owed to them may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in Credco’s portfolio of receivables and loans, deteriorating economic conditions, increases in the level of receivables, changes in the mix of businesses or otherwise, could require Credco to increase its provisions for losses and could have a material adverse effect on its results of operations and financial condition.
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact Credco’s financial condition. Credco is primarily exposed to market risk from the impact of interest rate movements on its borrowings and interest-earning assets. If the rate of interest Credco pays on its borrowings increases, this will lead to Credco increasing the discount rate at which it offers to purchase receivables in order to achieve the minimum 1.25 FCCR. To the extent this discount rate is not acceptable to the seller, Credco’s ability to purchase receivables may be limited, resulting in an adverse impact on its results of operations.
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
Credco considers operational risk to be the risk of loss due to, among other things, inadequate or failed processes, people or information systems, or impacts from the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, or a failure to adequately monitor and control access to, or use of, data in the systems Credco grants to third parties. As processes are changed, or new products and services are introduced, Credco may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to broader markets and Credco and its employees.
Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Credco needs to continually update and enhance its control environment to address operational and compliance risks. Operational and compliance failures or deficiencies in Credco’s control environment can expose it to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.
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

Credco is an indirect wholly owned subsidiary of American Express and any arrangements or agreements between the two entities are intended to be on arm’s-length basis, however, it may be difficult to find external comparable transactions negotiated by independent, unrelated parties with exactly the same terms.
Credco is an indirect wholly owned subsidiary of American Express. Credco or its subsidiaries are parties to agreements with card issuers in various international markets for the purchase or transfer of card receivables and for unsecured loans to card issuers. The agreements between Credco and the card issuers provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis and that, for example, the price at which receivables are sold to Credco or its subsidiaries be at fair market value (including consideration of changes in interest rates or changes in collectability). While it may be difficult to find external comparable transactions negotiated by independent, unrelated parties with exactly the same terms, Credco and its subsidiaries are prohibited, under the terms of the indenture governing Credco’s senior debt securities, from engaging in transactions with any other American Express entities (such as the card issuers) on a basis that is materially less favorable to Credco or its subsidiaries than would be the case if the transaction were with an unrelated third party.
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
Legal and Regulatory Risks
American Express’ business is subject to comprehensive government regulation and supervision, which could materially adversely affect Credco’s results of operations and financial condition.
American Express’ business is subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects its business, and requires continual enhancement of its compliance efforts. Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of American Express’ existing business activities, limit its ability to pursue certain business opportunities and adopt new technologies, compromise its competitive position and affect its relationships with Card Members, partners, merchants, vendors and other third parties. New laws and regulations could similarly affect American Express’ business, increase its costs of doing business and require it to change certain of its business practices and invest its significant attention and resources, all of which could adversely affect Credco’s results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. To the extent different regulatory systems impose overlapping or inconsistent requirements on the conduct of American Express’ business, it faces complexity and additional costs in its compliance efforts.
If American Express fails to satisfy regulatory requirements or maintain its financial holding company status, its financial condition and results of operations could be adversely affected, and it may be restricted in its ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise its competitive position. Additionally, its banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict its ability to engage in certain business activities or acquisitions, or may require American Express to maintain more capital.
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa, Inc. and Mastercard International Inc. and the fees merchants are charged to accept cards. Even where American Express is not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from American Express’ business, including as a result of downward pressure on its discount rate from decreases in competitor pricing in connection with caps on interchange fees. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when American Express works with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remain subject to differing interpretations by regulators and participants in cobrand arrangements. As a result, American Express is subject to regulatory action, penalties and the possibility it will not be able to maintain its existing cobrand and agent relationships in the EU.

American Express is subject to certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act and the Anti-Money Laundering Act, with regard to maintaining effective AML programs. Similar AML requirements apply under the laws of most jurisdictions where American Express operates. As regulators increase their focus in this area, American Express is likely to face increased costs related to oversight, supervision and fines, and may result in changes to American Express business practices, including restrictions with respect to the types of products and services it may offer, the countries in which its cards may be used, and the types of customers and merchants who can obtain or accept its cards. Emerging technologies, such as digital currencies, could limit American Express’ ability to track the movement of funds. Money laundering, terrorist financing and other illicit activities involving American Express’ business could result in enforcement action, and American Express’ reputation may suffer due to its customers’ association with certain countries, persons or entities or the existence of any such transactions.
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
New tax legislative initiatives, including increases in the corporate tax rate, may be enacted, impacting Credco’s effective tax rate and potentially adversely affecting Credco’s tax positions or tax liabilities. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on Credco’s tax liabilities.
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
For information about limitations on Credco’s ability to pay dividends, refer to Note 5 to the “Consolidated Financial Statements.”

ITEM 6. SELECTED FINANCIAL DATA

(Millions)	2020	2019	2018	2017	2016
Operating Results
Revenues	$830	$1,615	$1,461	$1,087	$718
Provisions for credit losses(a)	242	230	249	244	151
Interest expense (including to affiliates)	276	954	851	553	341
Pretax income	322	512	416	275	212
Income tax provision(b)	121	94	29	878	15
Net income (loss)	$201	$418	$387	$(603)	$197
Balance Sheet
Cash and cash equivalents(c)	$601	$149	$195	$296	$1,211
Gross Card Member receivables	12,157	25,557	24,596	20,276	18,218
Reserves for credit losses, Card Member receivables	70	162	167	145	110
Gross Card Member loans	500	697	641	561	476
Reserves for credit losses, Card Member loans	20	10	5	5	5
Loans to affiliates and other(d)	10,890	10,345	14,136	14,527	10,659
Total assets	24,308	37,357	40,042	35,889	31,936
Short-term debt	—	3,216	826	1,308	2,993
Short-term debt to affiliates	8,569	6,225	5,899	5,997	4,559
Long-term debt	7,037	13,469	20,447	24,153	20,512
Long-term debt to affiliates	822	9,292	7,523	270	—
Shareholder’s equity	$2,895	$2,587	$2,196	$1,871	$2,209
(a)Results for reporting periods beginning on or after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 3 to the “Consolidated Financial Statements” for further information.
(b)Includes impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act) as of both 2018 and 2017. Refer to Note 10 to the “Consolidated Financial Statements” for further information.
(c)Effective December 31, 2020, Credco reclassified restricted cash from Other assets to Cash and cash equivalents on the “Consolidated Balance Sheets”. Prior period amounts have been revised to conform to the current period presentation.
(d)Includes loans to the joint ventures that issue American Express cards in certain countries of $24 million, $71 million, $53 million, $34 million, and nil as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Business Environment
Management’s discussion of the results of Credco is in the context of the wider business environment for American Express. The COVID-19 pandemic has brought unprecedented challenges to businesses and economies around the world. American Express’ 2020 financial results were significantly down year-over-year, reflecting the impact of the deterioration in the global economy due to the pandemic and the related containment measures. There remains a high degree of uncertainty relating to the ongoing spread and severity of the virus and new variants, as well as the availability, distribution and use of effective treatments and vaccines. To the extent that the global economy continues to be negatively impacted by the pandemic, American Express’ results will be affected, with credit trends and spending volumes being the key drivers of its financial performance. Throughout 2020, American Express focused and made substantial progress on its four priorities to manage through this period of uncertainty: supporting its colleagues and winning as a team; protecting its customers and its brand; structuring American Express for growth in the future; and remaining financially strong.
To support its customers and merchants, American Express offered financial and other assistance, added product benefits to reflect today’s environment, and provided the high level of customer service they expect and rely on.
Reflective of the impacts of the pandemic and the broader macroeconomic environment, American Express’ billed business for the year was down 19 percent compared to the prior year, with a low in mid-April followed by a gradual recovery over the remainder of the year. Proprietary billed business, which accounted for 86 percent of American Express’ total billings and drives most of its financial results, was also down by 19 percent. Since mid-April, American Express has seen steady improvements in its overall billed business, with different recovery trends in T&E and non-T&E spend. Non-T&E spend, which has historically accounted for a large portion of American Express’ billed business, recovered to pre-pandemic levels in the second half of the year resulting in a full year decline of 1 percent compared to the prior year. T&E spend continued to be significantly impacted throughout the course of the year, although American Express saw a modest improvement from the lows of mid-April primarily driven by proprietary consumer T&E spend, resulting in a year-over-year decline of 61 percent. T&E spend represents spend on travel and entertainment, which primarily includes airline, cruise, lodging and dining merchant categories.
As a result of the spend-centric nature of American Express’ business model, Card Member receivables and Card Member loans declined 24 percent and 16 percent year-over-year, respectively, due to lower billed business volumes. Provisions for credit losses increased for American Express, primarily due to a higher reserve build reflecting the deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by improved credit performance and lower loan and receivable volumes. Credco’s provisions for credit losses also increased, refer to “Results of Operations” in MD&A for additional information.
In order to provide support to its customers impacted by the pandemic, American Express created a short-term Customer Pandemic Relief program and enhanced its longer-term financial relief programs.
American Express’ progress in managing through the pandemic over the last year confirms the resilience of its differentiated business model, which includes a loyal and diverse customer base, a valued brand, its global merchant network, and its integrated payments platform. All of this, supported by American Express’ resilient colleagues around the world, provides it with a solid foundation as it moves into 2021, which it sees as a transition year. American Express will still be managing through the effects of the pandemic, but with an increased focus on maximizing investments in areas that will enable it to rebuild growth momentum.
See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for information on additional potential impacts of the COVID-19 pandemic and the potential impacts of economic, geopolitical and competitive conditions and certain litigation and regulatory matters on Credco’s results of operations and financial condition.

Results of Operations
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on Credco’s results of operations.
As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning on or after January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 3 to the “Consolidated Financial Statements” for further information.
Credco’s consolidated net income decreased by $217 million to $201 million, as compared to net income of $418 million for the same period in 2019. The year-over-year decrease is primarily driven by lower discount revenue earned from Card Member receivables and lower interest income from affiliates, partially offset by a decline in interest expense.
Table 1: Total Revenues Summary

Years Ended December 31,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Discount revenue earned from purchased Card Member receivables and Card Member loans	$584	$1,204	$(620)	(51)%
Interest income from affiliates and other	166	332	(166)	(50)
Finance revenue	80	79	1	1
Total revenues	$830	$1,615	$(785)	(49)%
Total revenues
Discount revenue decreased, due to lower volumes and lower discount rates on Card Member receivables and Card Member loans purchased.
Interest income decreased, primarily due to lower average loan balances and lower average interest rates.
Table 2: Total Expense Summary

Years Ended December 31,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Provisions for credit losses	$242	$230	$12	5%
Interest expense	201	521	(320)	(61)
Interest expense to affiliates	75	433	(358)	(83)
Other, net	(10)	(81)	71	(88)
Total expenses	$508	$1,103	$(595)	(54)%

Total expenses
Provisions for credit losses on Card Member receivables and Card Member loans increased, primarily driven by a higher reserve build, reflecting the deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by a decline in the outstanding balances. Refer to Table 3 for additional information.

Interest expense decreased, primarily due to scheduled debt maturities and lower interest rates during the period.

Interest expense to affiliates decreased, primarily due to decrease in average debt balances and lower interest rates.

Other, net expenses increased, primarily driven by lower forward point gains.

Table 3: Provisions for Credit Losses Summary

Years Ended December 31,			Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Card Member receivables
Net write-offs	$177	$229	$(52)	(23)%
Reserve build (release)(a)	47	(13)	60	#
Total	224	216	8	4
Card Member loans
Net write-offs	15	9	6	67
Reserve build(a)	3	5	(2)	(40)
Total	18	14	4	29
Total provisions for credit losses	$242	$230	$12	5%
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
Refer to Note 1 to the “Consolidated Financial Statements” for further information about CECL, including the January 1, 2020 implementation impact on reserves for credit losses.
Income taxes
The effective tax rate for 2020 was 37.6 percent compared to 18.4 percent in 2019. The increase in the effective tax rate in the current period primarily reflected discrete tax charges related to the attribution and taxation of income to jurisdictions outside the U.S, as well as changes in the level and geographic mix of pretax income. Refer to Note 10 to the “Consolidated Financial Statements” for additional information.

Volume of Business
The following table shows substantially all Card Member receivables and Card Member loans purchased by Credco during each of the years indicated, together with Card Member receivables and Card Member loans owned by Credco as of the end of such years:
Table 4: Gross Card Member Receivables and Loans Purchased and Owned by Credco

(Billions)
	Volume of Gross Card Member			Gross Card Member
	Receivables and Loans Purchased			Receivables and Loans Owned
	For the Years Ended December 31,(a)			as of December 31,
Year	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
2020	$92	$63	$155	$8	$5	$13
2019	227	87	314	19	7	26
2018	208	81	289	18	7	25
2017	189	64	253	15	6	21
2016	160	59	219	14	5	19
(a)In addition to the above activity, Credco also purchased new groups of, and participation interests in, Card Member receivables from affiliates, totaling $10.3 billion, $2.7 billion, $9.8 billion, $9.4 billion and $5.4 billion in 2020, 2019, 2018, 2017 and 2016, respectively.

Card Member Receivables and Card Member Loans
As of December 31, 2020, and 2019, Credco owned $12.2 billion and $25.6 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of December 31, 2020, and 2019, CRC owned approximately $4.2 billion and $8.1 billion, respectively, of such participation interests.
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
As of December 31, 2020, and 2019, Credco owned gross Card Member loans totaling $500 million and $697 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of December 31:
Table 5: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2020	2019	2018	2017	2016
Total gross Card Member receivables(a)	$12,157	$25,557	$24,596	$20,276	$18,218
Credit loss reserves ― Card Member receivables(a)	$70	$162	$167	$145	$110
Credit loss reserves as a % of receivables	0.6%	0.6%	0.7%	0.7%	0.6%
Average life of Card Member receivables (# in days)(b)	32	29	30	30	30
(a)Refer to Notes 1, 2 and 3 to the “Consolidated Financial Statements” for further discussion.
(b)Represents the average life of Card Member receivables owned by Credco, based upon the ratio of the average amount of both billed and unbilled receivables owned by Credco at the end of each month, during the years indicated, to the volume of Card Member receivables purchased by Credco.
Changes in Card Member Receivables and Card Member Loans Reserves for Credit Losses
The following table presents the changes in the reserves for credit losses related to Card Member receivables and Card Member loans:
Table 6: Reserves for Credit losses related to Card Member receivables and Card Member loans

Years Ended December 31, (Millions, except percentages)	2020	2019	2018	2017	2016
Balance, January 1(a)	$32	$172	$150	$115	$118
Provisions(b)	242	230	249	244	151
Net write-offs(c)	(192)	(238)	(244)	(204)	(151)
Other adjustments(d)	8	8	17	(5)	(3)
Balance, December 31	$90	$172	$172	$150	$115
Reserves for credit losses as a % of gross Card Member receivables and loans owned at December 31	0.7%	0.7%	0.7%	0.7%	0.6%
(a)For the year ended December 31, 2020, beginning balance includes a decrease of $140 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net of recoveries of $84 million, $127 million, $121 million, $96 million, and $92 million in 2020, 2019, 2018, 2017 and 2016, respectively.
(d)For the year ended December 31, 2020, primarily includes reserve adjustments related to the removal of U.S. Consumer and Small Business Card Member receivables of $7.2 billion from the Charge Trust. For the years ended December 31, 2019, 2018, 2017 and 2016, primarily includes reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates totaling $2.7 billion, $9.8 billion, $9.4 billion and $5.4 billion, respectively, and participation interests in Card Member receivables sold to an affiliate totaling $1.1 billion, $6.2 billion, $9.4 billion and $5.7 billion, respectively. For all the years presented, also includes foreign currency translation adjustments.

Loans to Affiliates and Other
Credco’s loans to affiliates and other represent interest-bearing borrowings by American Express Company, wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. The components of loans to affiliates and other as of December 31, 2020, and 2019 were as follows:
Table 7: Loans to Affiliates and Other

(Millions)	2020	2019
American Express Services Europe Limited	$2,881	$4,206
American Express Company	2,772	—
American Express Australia Limited	1,745	2,052
Amex Global Holdings C.V.	1,430	888
Amex Bank of Canada	857	1,587
American Express Company (Mexico) S.A. de C.V.	540	534
American Express International, Inc., Singapore Branch	303	413
American Express Bank (Mexico) S.A.	257	404
American Express International (NZ), Inc.	56	70
Alpha Card S.C.R.L./C.V.B.A.	25	120
American Express Saudi Arabia (C) JSC	24	71
Total(a)	$10,890	$10,345
(a)As of December 31, 2020, and 2019, approximately $6.4 billion and $8.2 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.
Due from/to Affiliates
As of December 31, 2020, and 2019, amounts due from affiliates were $6 million and $652 million, respectively. As of December 31, 2020, and 2019, amounts due to affiliates were $4.3 billion and $2.1 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both December 31, 2020, and 2019, due to affiliates also includes an amount pertaining to tax liability related to the Tax Act.
Cash with Affiliates
Deposits
In the month of June 2020, Credco restructured a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Credco borrowed $7.1 billion from TRS to repay borrowings from AE Exposure Management Limited of $4.7 billion. The excess of $2.2 billion was deposited with American Express National Bank (AENB), which was reported as part of Cash and cash equivalents as of June 30, 2020. During the second half of the year, amounts were withdrawn from AENB to meet business funding requirements resulting in $0.5 billion in deposits remaining with AENB as of December 31, 2020.
Restricted Cash with Affiliates
As of December 31, 2020, and 2019, the amount of interest-bearing restricted cash was $120 million and $116 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Cash and cash equivalents” on the Consolidated Balance Sheets. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of December 31 were as follows:

Table 8: Short-term Debt to Affiliates

(Millions)	2020	2019
American Express Travel Related Services Company, Inc.(a)	$7,073	$—
AE Exposure Management Limited(a)	1,193	5,731
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	107	82
American Express Swiss Holdings GmbH	4	1
American Express Europe LLC	—	219
Total	$8,569	$6,225
(a)Refer to “Deposits” in MD&A and Note 1 to the “Consolidated Financial Statements” for additional information.

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of December 31 were as follows:
Table 9: Long-term Debt to Affiliates

	2020		2019
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt	Outstanding Balance	Year-End Stated Interest Rate on Debt
American Express Company(a)	$454	0.91%	$8,959	2.85%
Amex Funding Management (Europe) Limited(b)	368	0.28	333	0.28
Total	$822	0.63%	$9,292	2.76%
(a)Amounts payable by November 2023. Refer to “Card Member receivables and Card Member loans” in MD&A and Note 1 to the “Consolidated Financial Statements” for additional information.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $250 million and $328 million for the years ended December 31, 2020, and 2019, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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

The weighted-average effective interest rates on an annual basis of all borrowings, after giving effect to commitment fees under lines of credit and the impact of interest rate swaps, during the following years were as follows:
Table 10: Weighted-Average Effective Interest Rate

Year	Weighted-Average Effective Interest Rate
2020	1.46%
2019	2.98%
2018	2.60%
2017	1.78%
2016	1.28%
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
Credco is closely monitoring the changing macroeconomic environment and is actively managing its balance sheet to reflect evolving circumstances. Credco’s objective is to remain financially strong against a backdrop of an uncertain operating environment and outlook.
Funding Strategy
American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance asset growth in its global businesses as well as to maintain a strong liquidity profile.
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

Table 11: Unsecured Debt Ratings

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	F1	A	Negative

Moody’s	Prime-1	A2	Negative

S&P	A-2	A-	Stable

These ratings are not a recommendation to buy or hold any of Credco’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Downgrades in the ratings of Credco’s unsecured debt could result in higher funding costs, as well as higher fees related to borrowings under its unused credit facilities. Declines in credit ratings could also reduce Credco’s borrowing capacity in the unsecured term debt and commercial paper markets. The overall level of the funding provided by Credco to other American Express affiliates is impacted by a variety of factors, among them Credco’s ratings. To the extent that Credco is subject to a higher cost of funds, whether due to an adverse ratings action or otherwise, the affiliates could continue to use, or could increase their use of, alternative sources of funding for their receivables that offer better pricing.
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. As of December 31, 2020, and 2019, Credco had nil and $3.0 billion, respectively, of commercial paper outstanding. The average commercial paper outstanding was $0.6 billion and $0.3 billion for the years ended December 31, 2020, and 2019, respectively.
Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. During 2020, Credco did not issue any unsecured debt securities.
Credco had the following long-term debt outstanding as of December 31:

Table 12: Long-Term Debt Outstanding

(Billions)	2020	2019
Long-term debt outstanding(a)	$7.0	$13.5
Average long-term debt(b)	$9.1	$16.4
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the twelve months ended December 31, 2020, and 2019, respectively.
Refer to Note 4 to the “Consolidated Financial Statements” for further details on total year-end interest rates on debt and maturities.
As of December 31, 2020, and 2019, Credco had $7.0 billion and $13.5 billion of debt securities outstanding, respectively. Credco may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to TRS, its parent company. During 2020 and 2019, Credco did not pay any cash dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum FCCR of 1.25. As of December 31, 2020, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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
•Projecting cash inflows and outflows under a variety of economic and market scenarios; and
•Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements.

Credco regularly accesses liquidity through its various funding programs and maintains a variety of contingent sources of cash and financing, such as access to securitization of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the Charge Trust, as well as a committed bank credit facility.
During the first quarter of 2020, TRS removed U.S. Consumer and Small Business Card Member receivables from the Charge Trust and substantially replaced them with U.S. Corporate Card Member receivables.
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
Credco believes that it currently maintains sufficient liquidity to meet all internal and regulatory liquidity requirements. As of December 31, 2020, Credco had Cash and cash equivalents of approximately $601 million which primarily represents the amount deposited with AENB, and was driven by the restructuring of a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Refer to “Deposits” in MD&A for additional information. In addition to its actual holdings of Cash and cash equivalents, Credco maintains access to additional liquidity, in the form of Cash and cash equivalents held by certain affiliates, through intercompany loan agreements, access to securitization of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and the Charge Trust, and a committed bank credit facility.
Committed Bank Credit Facility
Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of December 31, 2020 of $3.5 billion, with a maturity date of October 15, 2022. As of December 31, 2020, no amounts were drawn on this facility. Credco may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding. The availability of this facility is subject to compliance with certain covenants that require maintenance of a 1.25 minimum FCCR. FCCR is the ratio of earnings available for fixed charges (interest expenses including interest expense to affiliates) to fixed charges for the applicable period. During the fourth quarter of 2020, Credco and its bank lenders agreed to amend the credit agreement to revise the definition of FCCR to include certain capital contributions to additional paid-in capital from TRS. As of December 31, 2020, and onwards, earnings available for fixed charges are defined as net income before fixed charges and income tax provision plus certain capital contributions, if any, made by TRS to Credco. For the quarter ended December 31, 2020, Credco did not require any capital contributions from TRS for the maintenance of its minimum FCCR.
The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.

Computations for fixed charge coverage ratio were as follows:
Table 13: Computation in support of fixed charge coverage ratio

(Dollar in Millions)	Year ended December 31,
	2020	2019	2018
Earnings:
Net income	$201	$418	$387
Income tax provision	121	94	29
Interest expense including interest expense to affiliates	276	954	851
Capital contributions from TRS(a)	—	N/A	N/A
Earnings available for fixed charges	$598	$1,466	$1,267
Fixed charges - Interest expense including interest expense to affiliates	$276	$954	$851
Fixed charge coverage ratio	2.17	1.54	1.49
(a)     Effective fourth quarter of 2020, capital contributions from TRS is part of earnings available for fixed charges.
OFF-BALANCE SHEET ARRANGEMENTS
To mitigate counterparty credit risk related to derivatives, Credco may accept non-cash collateral from its derivative counterparties. There was no such non-cash collateral as of both December 31, 2020, and 2019.

RISK MANAGEMENT
Credco’s risk management objective is to identify, monitor and appropriately control its risk exposures. Credco’s risk management oversight is performed through internal and independent oversight functions. Risk management governance at Credco begins with the American Express Enterprise-wide Risk Management (ERM) Policy, approved by the Risk Committee of the American Express Board of Directors (the Risk Committee). The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, operational risk, compliance risk, reputational risk, market risk, funding and liquidity risk, model risk, strategic and business risk and country risk. Risk appetite defines the authorized risk limits to control exposures within American Express’ risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk-taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.
The Risk Committee reviews and concurs with the appointment, replacement, performance and compensation of American Express’ Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks, transactions and exposures.
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
The Audit and Compliance Committee provides oversight of the American Express Internal Audit Group. The Audit and Compliance Committee reviews and concurs with the appointment, replacement, performance and compensation of American Express’ Chief Audit Executive, who reports to the Audit and Compliance Committee, and approves Internal Audit’s annual audit plan, charter, policies, budget and staffing levels, and overall risk assessment methodology. The Audit and Compliance Committee also receives regular updates on the audit plan’s status and results including significant reports issued by Internal Audit and the status of American Express’ corrective actions.

American Express has several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by the American Express Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks and is responsible for risk governance, risk oversight and risk appetite. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies across American Express, including Credco, with approval by the appropriate board committee. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, and provides guidance on the steps to monitor, control and report major risks. In addition, the Asset Liability Committee, chaired by American Express’ Chief Financial Officer, is responsible for managing Credco’s capital, funding and liquidity, investment, market risk and asset/liability activities in accordance with its policies and in compliance with applicable regulatory requirements.
As defined in the ERM policy, American Express follows the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk-taking. The Chief Executive Officer, business unit presidents and the Chief Financial Officer are part of the first line of defense. The second line comprises independent functions overseeing risk-taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks. American Express Internal Audit Group constitutes the third line of defense and provides independent assessments and effective challenge of the first and second lines of defense.
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

Operational Risk Management Process
Operational risk is considered to be the risk of loss due to, among other things, inadequate or failed processes, people or information systems, or impacts from the external environment, including failures to comply with laws and regulations as well as impacts from relationships with third parties. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.
To appropriately measure and manage operational risk, American Express has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the Risk Committee. The Operational Risk Management Committee (ORMC), chaired by the Chief Operational Risk Officer, coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Operational Excellence teams in the business units and staff groups, including Credco.
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

Compliance Risk Management Process
American Express defines compliance risk as the risk of legal or reputational harm, fines, monetary penalties and payment of damages or other forms of sanction as a result of non-compliance with applicable laws and/or regulations, internal policies and procedures and related practices, or ethical standards.
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
American Express has a comprehensive AML program that monitors and reports suspicious activity to the appropriate government authorities. As part of that program, the Global Risk Oversight team provides independent risk assessment of the rules used by the AML team. In addition, the Internal Audit Group reviews the processes for practices consistent with regulatory guidance.
Market Risk Management Process
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Credco’s market risk exposures include:
•Interest rate risk in its funding activities; and
•Foreign exchange risk arising from transactions, funding, investments and earnings in currencies other than the U.S. dollar.
American Express’ risk policies establish the framework that guides and governs market risk management for American Express and its subsidiaries, including Credco, with clear quantitative limits and escalation triggers. These policies are approved by the ERMC, Asset Liability Committee or Market Risk Management Committee.
Market risk is managed by the American Express Market Risk Management Committee. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies and exposure management for market risk and Asset Liability Management activities as well as overseeing compliance with associated regulatory requirements. Market risk management is also guided and governed by policies covering the use of derivative financial instruments, funding, liquidity and investments.
Interest Rate Risk
Interest rate risk arises through the funding of Card Member receivables and Card Member loans purchased with variable-rate borrowings. Interest rate exposure can vary over time through, among other things, the proportion of Credco’s total funding provided by variable and fixed-rate debt. In addition, interest rate swaps are used from time to time to effectively convert debt issuance to variable-rate from fixed-rate, or vice versa. Use of derivative financial instruments is incorporated into the discussion below as well as Note 6 to “Consolidated Financial Statements.”
Given the nature of Credco’s business model, where Credco includes its costs of funding in both the calculation of the discount at which Credco offers to purchase receivables and in the calculation of the interest at which it lends to affiliates and where such discount and interest is determined to maintain Credco’s minimum FCCR of 1.25, there would be minimal detrimental effect on Credco’s pretax earnings of a hypothetical 100 basis point increase in interest rates.
LIBOR Transition
Due to uncertainty surrounding the suitability and sustainability of LIBOR, central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR and the establishment of alternative reference rates.
Credco has financial instruments that will be impacted by the discontinuance of LIBOR, including floating rate debt, derivatives and borrowings. American Express has established an enterprise-wide, cross-functional initiative to identify, assess and monitor risks associated with LIBOR, engage with the industry participants and regulators and to transition to new alternative reference rates. As part of this initiative, American Express is updating its operational processes, IT systems and models for a timely transition.
See “The discontinuance of LIBOR may negatively impact Credco’s access to funding and the value of its financial instruments” under “Risk Factors” for additional information.

Foreign Exchange Risk
Foreign exchange exposures arise in two principal ways: (1) funding foreign currency Card Member receivables and loans in U.S. dollars and (2) foreign currency (equity and earnings) in subsidiaries outside the United States.
Credco’s foreign exchange risk is managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2020, foreign currency derivative instruments with total notional amounts of approximately $9.6 billion were outstanding. Derivative hedging activities related to balance sheet exposures and foreign currency earnings generally do not qualify for hedge accounting; however, derivative hedging activities related to translation exposure of foreign subsidiary equity qualify for net investment hedge accounting.
With respect to foreign currency balance sheet exposures, including related foreign exchange forward contracts outstanding, the effect on Credco’s projected earnings of a hypothetical 10 percent strengthening in the value of the U.S. dollar would be immaterial as of December 31, 2020.
Funding and Liquidity Risk Management Process
Funding and liquidity risk is defined as the inability of Credco to meet its ongoing financial and business obligations as they become due at a reasonable cost.
American Express’ Liquidity Risk Policy establishes the framework that guides and governs liquidity risk management.
Funding and Liquidity risk for American Express as a whole is managed by the Funding and Liquidity Committee. In addition, the Market Risk Oversight Officer provides independent oversight of liquidity risk management.
Funding and Liquidity risk is managed at an aggregate American Express level as well as at certain subsidiaries, including Credco, in order to ensure that sufficient and accessible liquidity resources are maintained. American Express manages liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that it can continuously meet its business requirements and expected future financing obligations for at least a twelve-month period in the event it is unable to raise new funds under its regular funding programs during a substantial weakening in economic conditions. The Funding and Liquidity Committee reviews forecasts of American Express’ aggregate cash positions and financing requirements, approves funding plans designed to satisfy those requirements under normal and stressed conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken.
Country Risk Management Process
Country risk is defined as the risk that economic, social, and/or political conditions and events in a country might adversely impact Credco, primarily as a result of greater credit losses, increased operational or market risk or the inability to repatriate capital. Credco manages country risk as part of the normal course of business. Policies and procedures establish country risk escalation thresholds to control and limit exposure, driven by processes that enable the monitoring of conditions in countries where Credco has exposure.
CRITICAL ACCOUNTING ESTIMATES
Refer to Note 1 to the “Consolidated Financial Statements” for a summary of Credco’s significant accounting policies. Certain of Credco’s accounting policies requiring significant management assumptions and judgments are as follows:
Fair Value Measurement
Credco’s receivables agreements are negotiated with affiliates to achieve an arm’s-length price representative of fair value. Credco considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which Credco offers to purchase receivables. Any discount on the purchase price is ultimately recognized within Total revenues in the Consolidated Statements of Income as either Discount revenue earned from purchased Card Member receivables and Card Member loans or Interest income from affiliates and other.
Estimating fair value requires Credco’s management to utilize various inputs and assumptions. The assumption related to the estimation of expected credit losses requires significant management judgment, especially in periods of economic volatility. To estimate the expected credit losses, Credco leverages elements of its credit risk management process (refer to “Reserves for Card Member Credit Losses” critical accounting estimate). The estimation of expected credit losses involves an inherent level of subjectivity as the output of expected credit loss models utilized in the estimation process may not always be indicative of future credit performance, and the actual write-offs may differ from the estimate.

Reserves for Card Member Credit Losses
American Express has in place an enterprise-wide credit risk management process and manages the overall credit risk exposure associated with the Card Member receivables and Card Member loans, including those purchased by Credco.
Reserves for Card Member credit losses represent Credco’s best estimate of the expected credit losses in its outstanding portfolio of Card Member receivables and Card Member loans as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires Credco’s management to estimate lifetime expected credit losses by incorporating historical loss experience and current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date.
In estimating expected credit losses, American Express uses a combination of statistically based models and analysis of the results produced by these models to determine the quantitative and qualitative components of American Express’ total balance sheet reserves for credit losses. These quantitative and qualitative components entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of American Express’ reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. American Express uses these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding Card Member receivable or Card Member loan balances, to produce its reserves for expected credit losses for the R&S Period. The qualitative component is intended to capture expected losses that may not have been fully captured in the quantitative component. Through an established governance structure, American Express considers certain external and internal factors, including emerging portfolio characteristics and trends, which consequentially may increase or decrease the reserves for Card Member credit losses.
The R&S Period, which is approximately three years, represents the maximum time-period beyond the balance sheet date over which American Express can reasonably estimate expected credit losses, using all available portfolio information, current economic conditions and forecasts of future economic conditions. Card Member receivable products are contractually required to be paid in full; therefore, American Express has assumed the balances will be either paid or written-off within the R&S Period. Card Member loan products do not have a contractual term and balances can revolve if minimum required payments are made, causing some balances to remain outstanding beyond the R&S Period. To determine expected credit losses beyond the R&S Period, American Express immediately revert to long-term average loss rates.
Within the R&S Period, American Express’ models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. A significant area of judgment relates to how American Express applies future Card Member payments to the reporting period balances when determining the exposure at default. The nature of revolving loan products inherently includes a relationship between future payments and spend behavior, which creates complexity in the application of how future payments are either partially or entirely attributable to the existing balance at the end of the reporting period. Using historical customer behavior and other factors, American Express has assumed that future payments are first allocated to interest and fees associated with the reporting period balance and future spend. American Express then allocates a portion of the payment to the estimated higher minimum payment amount due because of any future spend. Any remaining portion of the future payment is then allocated to the remaining reporting period balance.
CECL requires that the R&S Period include an assumption about current and future economic conditions. American Express incorporates multiple macroeconomic scenarios obtained from an independent third party. The estimated credit losses calculated from each macroeconomic scenario are reviewed and weighted to reflect its judgment about uncertainty around the scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real GDP, that are significant to American Express’ models.

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, American Express compared its modeled estimates under a baseline scenario to that under a pessimistic downside scenario. For every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, Credco’s estimated credit losses increased by approximately $1 million. Credco’s Consolidated Balance Sheets primarily contain Card Member receivables, which have a shorter average estimated life than Card Member loans and consequently are less sensitive to shifts within various economic scenarios than American Express.
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
In addition, this sensitivity analysis relates only to the modeled credit loss estimates under two scenarios without considering American Express’ judgment on the relative weighting for those and other scenarios, including the weight that has been placed on downside scenarios at the balance sheet date, or any potential changes in other adjustments to the quantitative reserve component or the impact of American Express’ judgment for the qualitative reserve component, which may have a positive or negative effect on the results. Thus, the results of this sensitivity analysis are hypothetical and are not intended to estimate or reflect Credco’s expectations of any changes in the overall reserves for credit losses due to changes in the macroeconomic environment.
The following table reflects the range of key variables in the macroeconomic scenarios utilized for the computation of Reserves for Card Member credit losses as of December 31, 2020:

December 31, 2020
U.S. Unemployment Rate
Fourth quarter of 2020	7%
First quarter of 2021	7% - 8%
Fourth quarter of 2021	7% - 11%
Fourth quarter of 2022	6% - 12%
U.S. GDP Growth (Contraction) (a)
Fourth quarter of 2020	3%
First quarter of 2021	4% - (5%)
Fourth quarter of 2021	6% - (2%)
Fourth quarter of 2022	4% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Refer to “Business Environment” and Table 3 in MD&A and Note 1 and Note 3 to the “Consolidated Financial Statements” for a further description of the impact of CECL, both at implementation and for the year ended December 31, 2020.
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
In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether, and the extent to which, a tax position should be sustained. A tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits. The amount of tax benefit recognized is the largest benefit that Credco believes is more likely than not to be realized on ultimate settlement. As new information becomes available, Credco evaluates its tax positions and adjusts its unrecognized tax benefits, as appropriate.
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
Since deferred taxes measure the future tax effects of items recognized in the Consolidated Financial Statements, certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, Credco’s management analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. These assessments are performed quarterly, taking into account any new information.
Changes in facts or circumstances can lead to changes in the ultimate realization of deferred tax assets due to uncertainties.
OTHER MATTERS
Recently Issued and Adopted Accounting Standards
Refer to the Recently Issued and Adopted Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”
Cautionary Note Regarding Forward-Looking Statements
Various statements have been made in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Credco’s other reports filed with or furnished to the Securities and Exchange Commission and in other documents. In addition, from time to time, Credco, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. Credco cautions you that the risk factors described above and other factors described below are not exclusive. There may also be other risks that Credco is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Credco undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•American Express’ ability to rebuild growth momentum and improve its financial performance to pre-pandemic levels, which will depend in part on a recovery in consumer travel and therefore on how soon lockdowns ease, travel restrictions lift and the general public begins to feel comfortable traveling again; discount revenue recovering broadly in-line with billed business; credit performance and reserve levels; identifying attractive investment opportunities that help rebuild growth momentum, product innovation and the pace at which American Express winds down its value injection efforts; its ability to control operating expenses and generate operating expense leverage; the effective tax rate remaining consistent with current expectations; and its ability to resume its share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs;

•American Express’ ability to grow billed business, revenues and EPS, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and severity of the pandemic and the availability, distribution and use of effective treatments and vaccines; a further deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations, including T&E spending not rebounding to 2019 levels by the end of 2021; an inability or unwillingness of Card Members to pay amounts owed to American Express; insufficient governmental stimulus and relief programs to address the ongoing impact of the pandemic; prolonged measures to contain the spread of COVID-19 (including travel restrictions) or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and American Express’ Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies reopen; American Express’ and Credco’s inability to effectively manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and its reputation; the amount and efficacy of investments in share, scale and relevance; an inability of business partners to meet their obligations to American Express and its customers due to slowdowns or disruptions in their businesses, bankruptcy and liquidation, or otherwise; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; and the impact of regulation and litigation, which could affect the profitability of American Express’ business activities, limit its ability to pursue business opportunities, require changes to business practices or alter its relationships with partners, merchants and Card Members;
•future credit performance and the amount and timing of future credit reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates) and delinquency and write-off rates; macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the impact of the CECL methodology; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; the availability of government stimulus programs for borrowers; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•the growth rate of receivables and loans outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending and borrowing patterns; American Express’ ability to effectively manage risk and enhance Card Member value propositions; credit actions, including line size and other adjustments to credit availability; and the effectiveness of its strategies to capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;
•factors beyond Credco’s control such as resurgences of COVID-19 cases, whether and when populations achieve herd immunity, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, Card Member receivable and Card Member loan balances and other aspects of its business and results of operations or disrupt its global network systems and ability to process transactions;
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
•Credco’s tax rate not remaining consistent with current expectations, which could be impacted by, among other things, its geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items;
•American Express’ ability to increase Card Member acquisition activities, provide additional value to Card Members and refresh its premium products, which will be impacted in part by competition, brand perceptions and reputation, and its ability to develop and market value propositions that appeal to Card Members and new customers and offer attractive services and rewards programs, which will depend in part on ongoing investments in Card Member acquisition efforts, addressing changing customer behaviors, new product innovation and development, and enrollment processes, including through digital channels, and infrastructure to support new products, services and benefits;
•American Express’ ability to innovate and strengthen its global network, which will depend in part on its ability to update its systems and platforms, the amount American Express invests in the network and its ability to make funds available for such investments, and technological developments, including capabilities that allow greater digital integration;
•American Express’ ability to introduce new and expanded digital capabilities, which will depend on its success in evolving its products and processes for the digital environment, developing new features in the Amex app and enhancing its digital channels, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence to address servicing and other customer needs, and supporting the use of its products as a means of payment through online and mobile channels, all of which will be impacted by investment levels, new product innovation and development and infrastructure to support new products, services and benefits; and
•Credco’s funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities Credco offers, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions;
A further description of these uncertainties and other risks can be found in “Risk Factors” above.
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
Credco’s management assessed the effectiveness of Credco’s internal control over financial reporting as of December 31, 2020. In making this assessment, Credco’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
Based on Credco’s management assessment and those criteria, it is concluded that, as of December 31, 2020, Credco’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
American Express Credit Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Express Credit Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial instruments in 2020.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price of Acquired U.S. Global Corporate Payments (GCP) Card Member Receivables
As described in Note 1 to the consolidated financial statements, the Company executes material transactions with its affiliates. The agreements between the Company and its affiliates provide that the parties intend for the transactions thereunder be conducted on an arm’s-length basis and the price at which receivables, including U.S. GCP Card Member receivables, are sold to the Company be at fair value. As disclosed by management, the Company considers its expenses, such as interest costs, expected credit losses and applicable margin in the calculation of the discount rate at which the Company offers to purchase receivables. Any discount on the purchase price of U.S. GCP Card Member receivables is ultimately recognized within total revenues in the consolidated statements of income as discount revenue earned from purchased Card Member receivables and Card Member loans. Discount revenue earned by the Company from purchases of U.S. GCP Card Member receivables represents a portion of the total discount revenue earned from purchased Card Member receivables and Card Member loans of $584 million for the year ended December 31, 2020. Estimating fair value of the receivables requires management to utilize various inputs and assumptions. The assumption related to the estimation of expected credit losses requires significant management judgment, especially in periods of economic volatility. To estimate the expected credit losses, the Company leverages elements of its credit risk management process.
The principal considerations for our determination that performing procedures relating to the purchase price of acquired U.S. GCP Card Member receivables is a critical audit matter are the establishment of the purchase price involved significant judgment by management, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s methodology, significant inputs and significant assumptions related to estimation of expected credit losses.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price of acquired U.S. GCP Card Member receivables. These procedures also included, among others, testing management’s process for the establishment of the purchase price of acquired U.S. GCP Card Member receivables by (i) evaluating the appropriateness of management’s methodology, (ii) testing the completeness and accuracy of significant inputs and (iii) evaluating the reasonableness of significant assumptions related to the estimation of expected credit losses.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2021

We have served as the Company’s auditor since 2005.

(Item 15 (a))

AMERICAN EXPRESS CREDIT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Throughout this report the term “Credco” refer to American Express Credit Corporation and its subsidiaries on a consolidated basis, and the term “American Express” refers to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.
All other schedules are omitted since the required information is not present or because the information required is included in the Consolidated Financial Statements or notes thereto.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2020	2019	2018
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$584	$1,204	$1,017
Interest income from affiliates and other	166	332	383
Finance revenue	80	79	61
Total revenues	830	1,615	1,461
Expenses
Provisions for credit losses	242	230	249
Interest expense	201	521	626
Interest expense to affiliates	75	433	225
Other, net	(10)	(81)	(55)
Total expenses	508	1,103	1,045
Pretax income	322	512	416
Income tax provision	121	94	29
Net income	$201	$418	$387

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2020	2019	2018
Net income	$201	$418	$387
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(12)	(27)	(62)
Other comprehensive loss:	(12)	(27)	(62)
Comprehensive income	$189	$391	$325

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS

(Millions, except share data)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$601	$149
Card Member receivables, less reserves for credit losses: 2020, $70; 2019, $162	12,087	25,395
Card Member loans, less reserves for credit losses : 2020, $20; 2019, $10	480	687
Loans to affiliates and other	10,890	10,345
Due from affiliates	6	652
Other assets	244	129
Total assets	$24,308	$37,357
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$—	$3,216
Short-term debt to affiliates	8,569	6,225
Long-term debt	7,037	13,469
Long-term debt to affiliates	822	9,292
Total debt	16,428	32,202
Due to affiliates	4,344	2,133
Accrued interest and other liabilities	641	435
Total liabilities	$21,413	$34,770
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of December 31, 2020 and 2019	—	—
Additional paid-in capital	161	161
Retained earnings	3,833	3,513
Accumulated other comprehensive loss
Foreign currency translation adjustments, net of tax of: 2020, $5; 2019, $25	(1,099)	(1,087)
Total accumulated other comprehensive loss	(1,099)	(1,087)
Total shareholder’s equity	2,895	2,587
Total liabilities and shareholder’s equity	$24,308	$37,357

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$201	$418	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	242	230	249
Amortization of underwriting expense	13	19	25
Deferred taxes	(143)	13	(35)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	(54)	(247)	(90)
Other operating assets and liabilities	340	344	405
Net cash provided by operating activities	599	777	941
Cash Flows from Investing Activities
Net decrease (increase) in Card Member receivables and Card Member loans (a)	8,086	(1,226)	(4,984)
Net increase in loans to affiliates and other(a)(b)	(68)	(1,128)	(67)
Net increase (decrease) in due to/from affiliates	2,729	(924)	978
Net cash provided by (used in) investing activities	10,747	(3,278)	(4,073)
Cash Flows from Financing Activities
Net (decrease) increase in short-term debt	(3,216)	2,390	(482)
Net increase (decrease) in short-term debt to affiliates	2,345	327	(97)
Proceeds from long-term debt	20	18	25
Principal payments of long-term debt	(6,620)	(7,170)	(3,672)
Proceeds from long-term debt to affiliates	8,030	33,559	11,812
Principal payments of long-term debt to affiliates(a)(b)	(11,456)	(26,674)	(4,546)
Net cash (used in) provided by financing activities	(10,897)	2,450	3,040
Effect of foreign currency exchange rates on cash and cash equivalents	3	5	(9)
Net increase (decrease) in cash and cash equivalents	452	(46)	(101)
Cash and cash equivalents at beginning of period	149	195	296
Cash and cash equivalents at end of period	$601	$149	$195

Supplementary cash flow information
Non-cash Investing activities
Sales of U.S. Corporate Card Member receivables to TRS (a)	$5,493	$—	$—
Lending to American Express Company (a)	(416)	—	—
Termination of intercompany loan agreement with American Express Limited and American Express International, Inc.(b)	—	5,109	—
Non-cash Financing activities
Settlement of borrowings with American Express Company (a)(b)	$(5,077)	$(5,109)	$—

Cash, cash equivalents and restricted cash reconciliation	Dec-20	Dec-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets	$601	$149	$195
Restricted cash included in Cash and cash equivalents(c)	120	116	93
Total Cash and cash equivalents excluding restricted cash (d)	$481	$33	$102
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
(d)Primarily represents deposits with American Express National Bank (AENB). Refer to Note 1 for additional information.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, 2020	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
(Millions)
Balances as of December 31, 2017	$1,871	$—	$161	$(998)	$2,708
Net Income	387	—	—	—	387
Other comprehensive loss	(62)	—	—	(62)	—
Balances as of December 31, 2018	2,196	—	161	(1,060)	3,095
Net income	418	—	—	—	418
Other comprehensive loss	(27)	—	—	(27)	—
Balances as of December 31, 2019	2,587	—	161	(1,087)	3,513
Cumulative effect of change in accounting principle - Reserves for Credit Losses (a)	119	—	—	—	119
Net income	201	—	—	—	201
Other comprehensive loss	(12)	—	—	(12)	—
Balances as of December 31, 2020	$2,895	$—	$161	$(1,099)	$3,833
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
Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis and the price at which receivables are sold to Credco be at fair value.
Credco maintains its fixed charge coverage ratio (FCCR) at a minimum of 1.25. The FCCR is achieved by charging appropriate discount rates on the purchase of receivables Credco makes from, and the interest rates on the loans Credco provides to, TRS and other American Express subsidiaries. Each monthly period, the discount and interest rates are determined to generate income for Credco that is sufficient to maintain its minimum FCCR, whilst complying with the parties’ intention for these transactions to occur on an arm’s-length basis. Should it be required, TRS would provide Credco with financial support in the form of capital contributions with respect to maintenance of its 1.25 minimum FCCR as required in its committed bank credit facility. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as Discount revenue earned from purchased Card Member receivables and Card Member loans on the Consolidated Statements of Income.
Principles of Consolidation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.
Credco consolidates entities in which Credco holds a “controlling financial interest.” For voting interest entities, Credco is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions.
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
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on Credco’s management assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member credit losses on receivables and loans and income taxes. These accounting estimates reflect the best judgment of Credco’s management, but actual results could differ.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances including restricted cash, and other highly liquid investments with original maturities of 90 days or less. Interest-bearing restricted cash primarily represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.
Other Significant Accounting Policies
The following table identifies Credco’s other significant accounting policies, along with the related Note and page number where the Note can be found.

CLASSIFICATION OF VARIOUS ITEMS
Certain reclassifications of prior period amounts have been made to conform to the current period presentation, including reclassification of restricted cash from Other assets to Cash and cash equivalents on the Consolidated Balance Sheets.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board issued new accounting guidance related to the effects of reference rate reform on financial reporting. The guidance, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. Credco adopted the guidance as of March 31, 2020, with no material impact on Credco’s financial position, results of operations and cash flows. There were no significant changes to Credco’s accounting policies, business processes or internal controls as a result of adopting the new guidance.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective January 1, 2020, Credco adopted the new credit reserving methodology, applicable to certain financial instruments, known as the Current Expected Credit Loss (CECL) methodology under a modified retrospective transition. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. Upon implementation, Card Member receivable reserves decreased by $147 million and Card Member loan reserves increased by $7 million, along with the associated current and deferred tax impact of $21 million, and cumulative effect adjustment to the opening balance of retained earnings, net of tax, of $119 million. There were no material changes to Credco’s business processes or internal controls as a result of adopting the new guidance. Refer to Note 3 for additional information on how Credco’s management estimates reserves for credit losses in accordance with the CECL methodology.
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
In the month of June 2020, Credco restructured a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Credco borrowed $7.1 billion from TRS to repay borrowings from AE Exposure Management Limited of $4.7 billion. The excess of $2.2 billion was deposited with AENB, which was reported as part of Cash and cash equivalents as of June 30, 2020. During the second half of the year, amounts were withdrawn from AENB to meet business funding requirements resulting in $0.5 billion in deposits remaining with AENB.
Note 2 – Card Member Receivables and Card Member Loans
American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans. Reserves for reporting periods beginning on or after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.

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
Credco records these Card Member receivables at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). Card Member receivable balances are presented on the Consolidated Balance Sheets, net of reserves for credit losses (refer to Note 3). Card Member receivables also include participation interests purchased from an affiliate. Participation interests in Card Member receivables represent undivided interests in the cash flows of the non-interest-earning Card Member receivables. In conjunction with TRS’ securitization program, Credco, through its wholly owned subsidiary, Credco Receivables Corporation (CRC), purchases participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII), a wholly owned subsidiary of TRS that receives undivided, pro rata interests in Card Member receivables transferred to the Charge Trust, by TRS. The Charge Trust is a special purpose entity that is consolidated by TRS.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Card Member receivables as of December 31, 2020 and 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group(a)(b)	$2,157	$9,847
Global Commercial Services(b)	10,000	15,710
Card Member receivables(c)	12,157	25,557
Less: Reserve for credit losses	70	162
Card Member receivables, net(d)	$12,087	$25,395
(a)Comprised of International Consumer Services as of December 31, 2020, and U.S. and International Consumer Services as of December 31, 2019.
(b)During the three months ended March 31, 2020, $7.2 billion of U.S. Consumer and Small Business Card Member receivables were transferred out of the Charge Trust resulting in a reduction of the same amount in Credco’s participation interest in such receivables. Refer to Note 1 for additional information.
(c)Net of deferred discount revenue totaling $19 million and $75 million as of December 31, 2020, and 2019, respectively.
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
Credco records these Card Member loans at the time they are purchased from TRS and certain of its subsidiaries that issue the card (card issuers). Card Member loans are presented on the Consolidated Balance Sheets, net of reserves for credit losses (refer to Note 3), and include principal and any related accrued interest and fees. American Express’ policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that will not be collected.
Card Member loans as of December 31, 2020, and 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group(a)	$500	$697
Less: Reserve for credit losses	20	10
Card Member loans, net(b)	$480	$687
(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of December 31, 2020, and 2019:

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$2,139	$5	$4	$9	$2,157
Global Commercial Services
Global Small Business Services	1,047	3	2	5	1,057
Global Corporate Payments(a)	(b)	(b)	(b)	32	8,943
Card Member Loans:
Global Consumer Services Group	$493	$2	$1	$4	$500

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$9,766	$29	$16	$36	$9,847
Global Commercial Services
Global Small Business Services	1,996	10	5	9	2,020
Global Corporate Payments(a)	(b)	(b)	(b)	105	13,690
Card Member Loans:
Global Consumer Services Group	$689	$3	$2	$3	$697
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
Credit Quality Indicators for Card Member Receivables and Card Member Loans

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2020			2019
	Net Write-off Rate	(a)	30+ Days Past Due as a % of Total	Net Write-off Rate	(a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	1.51%		0.83%	1.10%		0.82%
Global Small Business Services	1.84%		0.95%	1.39%		1.19%
Global Corporate Payments	1.25%		(b)	(c)		(b)
Card Member Loans:
Global Consumer Services Group	2.81%		1.40%	1.53%		1.15%

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a)Represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivable or Card Member loan balances in each of the periods indicated.
(b)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total is 0.36% and 0.77% for the year ended December 31, 2020, and 2019, respectively.
(c)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods, and represents the amount of Card Member receivables owned by Credco that are written off, net of recoveries, expressed as a percentage of the volume of Card Member receivables purchased by Credco. The net loss ratio for the year ended December 31, 2019 was 0.06%.

Refer to Note 3 for additional indicators, including external environmental qualitative factors, American Express considers in its evaluation process for reserves for credit losses.

Note 3 – Reserves for Credit Losses
American Express has in place an enterprise-wide credit risk management process and manages the overall credit risk exposure associated with the Card Member receivables and Card Member loans, including those purchased by Credco. Reserves for credit losses represent Credco’s best estimate of the expected credit losses in Credco’s outstanding portfolio of Card Member receivables and Card Member loans, as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires Credco’s management to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period), which is approximately three years, beyond the balance sheet date. American Express makes various judgments combined with historical loss experience to determine a reserve rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
American Express uses a combination of statistically-based models that incorporate current and future economic conditions throughout the R&S Period. The process of estimating expected credit losses is based on several key models:
Probability of Default (PD), Exposure at Default (EAD), and future recoveries for each month of the R&S Period. Beyond the R&S Period, American Express estimates expected credit losses by immediately reverting to long-term average loss rates.
• PD models are used to estimate the likelihood an account will be written-off.
• EAD models are used to estimate the balance of an account at the time of write-off. This includes balances less expected repayments based on historical payment and revolve behavior, which vary by customer. Due to the nature of revolving loan portfolios, the EAD models are complex and involve assumptions regarding the relationship between future spend and payment behaviors.
• Recovery models are used to estimate amounts that are expected to be received from Card Members after default occurs, typically as a result of collection efforts. Future recoveries are estimated taking into consideration the time of default, time elapsed since default and macroeconomic conditions.
American Express also estimates the likelihood and magnitude of recovery of previously written off accounts considering how long ago the account was written off and future economic conditions. American Express models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions that are incorporated over the R&S Period include multiple macroeconomic scenarios provided to American Express by an independent third party. American Express reviews these economic scenarios and applies judgment to weight them in order to reflect the uncertainty surrounding these scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real Gross Domestic Product (GDP), that are significant to American Express’ models.
American Express also evaluates whether to include qualitative reserves to cover losses that are expected but, in its assessment, may not be adequately represented in the quantitative methods or the economic assumptions. American Express considers whether to adjust the quantitative reserves (higher or lower) to address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or American Express’ risk actions.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lifetime losses for most of Card Member receivables and Card Member loans are evaluated at an appropriate level of granularity, including assessment on a pooled basis where financial assets share similar risk characteristics, such as past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. Credit losses on accrued interest are measured and presented as part of Reserves for credit losses on the Consolidated Balance Sheets and within the Provisions for credit losses in the Consolidated Statements of Income, rather than reversing interest income.
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
Results for reporting periods beginning on or after January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior years. Reserves for credit losses under the incurred loss methodology were primarily based upon statistical and analytical models that analyzed portfolio performance and reflected American Express’ judgments regarding the quantitative components of the reserve. The models considered several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Similar to the CECL methodology, American Express considered whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses.

Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the year ended December 31, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by a decline in outstanding balances.
The following table presents changes in the Card Member receivables reserve for credit losses for the years ended December 31:

(Millions)	2020	2019	2018
Balance, January 1(a)	$15	$167	$145
Provisions(b)	224	216	243
Net write-offs(c)	(177)	(229)	(238)
Other adjustments(d)	8	8	17
Balance, December 31	$70	$162	$167
(a)For the year ended December 31, 2020, beginning balance includes a decrease of $147 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net of recoveries of $82 million, $125 million, and $119 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(d)For the year ended December 31, 2020, primarily includes reserve adjustments related to the removal of U.S. Consumer and Small Business Card Member receivables of $7.2 billion from the Charge Trust. For the years ended December 31, 2019 and 2018, primarily includes reserve balances related to new groups of, and participation interests in, Card Member receivables purchased from affiliates, totaling $2.7 billion and $9.8 billion, respectively, and participation interests in Card Member receivables sold to an affiliate totaling $1.1 billion and $6.2 billion, respectively. For all the years presented, also includes foreign currency translation adjustments.
Changes in Card Member Loans Reserve for Credit Losses

Card Member loans reserve for credit losses increased for the year ended December 31, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by a decline in outstanding balances.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in the Card Member loans reserve for credit losses for the years ended December 31:

(Millions)	2020	2019	2018
Balance, January 1(a)	$17	$5	$5
Provisions(b)	18	14	6
Net write-offs(c)	(15)	(9)	(6)
Balance, December 31	$20	$10	$5
(a)For the year ended December 31, 2020, beginning balance includes an increase of $7 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net of recoveries of $2.0 million, $1.6 million, and $1.8 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Note 4 – Debt

Short-Term Debt

Credco’s short-term debt outstanding (excluding short-term debt to affiliates), defined as borrowings with original contractual maturity dates of less than one year, as of December 31 was as follows:

	2020		2019
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)
Commercial paper(b)	$—	—%	$3,001	1.94%
Other short-term borrowings(c)	—	—	215	1.58
Total	$—	—%	$3,216	1.91%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2019.
(b)Average commercial paper outstanding was $628 million and $299 million in 2020 and 2019, respectively.
(c)Represents interest-bearing book overdrafts with banks.

Long-Term Debt

Credco’s long-term debt outstanding (excluding long-term debt to affiliates), defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

		2020			2019
	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
(Millions, except percentages)
Fixed Rate Senior Notes	2021-2027	$6,746	2.38%	1.67%	$11,839	2.40%	2.53%
Floating Rate Senior Notes	2021-2022	300	0.93	—	1,650	2.64	—
Unamortized Underwriting Fees		(9)			(20)
Total Long-Term Debt		$7,037	2.32%		$13,469	2.43%

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 6 for more details on Credco’s treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on outstanding principal balances and interest rates in effect as of December 31, 2020, and 2019.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2020, and 2019.
Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2020 were as follows:

(Millions)
2021	$2,975
2022	2,050
2023	—
2024	—
2025	—
Thereafter	2,000
Total	7,025
Unamortized Underwriting Fees	(9)
Unamortized Discount	(19)
Impacts due to Fair Value Hedge Accounting	40
Total Long-Term Debt	$7,037
Credco maintained a committed syndicated bank credit facility of $3.5 billion as of December 31, 2020, and 2019, all of which was undrawn as of the respective dates. Credco paid $2.5 million and $4.9 million in fees to maintain these lines for the years ended December 31, 2020, and 2019, respectively. The availability of this facility is subject to Credco’s compliance with certain covenants that require maintenance of a 1.25 minimum FCCR. FCCR is the ratio of earnings available for fixed charges (interest expenses including interest expense to affiliates) to fixed charges for the applicable period. During the fourth quarter of 2020, Credco and its bank lenders agreed to amend the credit agreement to revise the definition of FCCR to include certain capital contributions to additional paid-in capital from TRS. As of December 31, 2020, and onwards, earnings available for fixed charges are defined as net income before fixed charges and income tax provision plus certain capital contributions, if any, made by TRS to Credco. The FCCR for Credco was 2.17 for the year ended December 31, 2020. As of December 31, 2020, and 2019, Credco was not in violation of any of these covenants. For the quarter ended December 31, 2020, Credco did not require any capital contributions from TRS for the maintenance of its minimum FCCR.
The committed facility does not contain material adverse change clauses that would preclude borrowing under the credit facility. Additionally, the facility may not be terminated should there be a change in Credco’s credit ratings.
Credco paid total interest, primarily related to short- and long-term debt, and corresponding interest rate swaps of $0.2 billion, $0.5 billion, and $0.6 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 5 – Restrictions as to Dividends and Limitations on Indebtedness
The debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to its parent. There are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum FCCR of 1.25.

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
Interest rate risk primarily arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings, as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime, London interbank offered rate (LIBOR) and the overnight indexed swap rate. Interest rate exposure within charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt compared to fixed-rate debt. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. Credco may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.
Foreign exchange risk is generated by funding foreign currency Card Member receivables and loans with U.S. dollars, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. Credco’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economical, through various means, including the use of derivatives such as foreign exchange forwards. Exposures from foreign subsidiary equity in Credco’s entities outside the United States are hedged through the use of foreign exchange forwards executed either by Credco or TRS.
Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to an uncollateralized derivative exposure. This risk is managed by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential future exposure of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by American Express and rated as investment grade, and counterparty risk exposures are centrally monitored.
A majority of Credco’s derivative assets and liabilities as of December 31, 2020, and 2019 are subject to master netting agreements with its derivative counterparties. Accordingly, where appropriate, Credco has elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets. To further mitigate counterparty credit risk, Credco’s interest rate swaps are cleared through a central clearinghouse and are collateralized to the full amount of the fair value of the contracts.
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow Credco’s counterparties to terminate the agreement in the event of a downgrade of Credco’s debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2020, these derivatives were not in a material net liability position and Credco had no material risk exposure to any individual derivative counterparty. Based on Credco’s assessment of the credit risk of its derivative counterparties and its own credit risk as of December 31, 2020, and 2019, no credit risk adjustment to the derivative portfolio was required.
Credco’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 7 for a description of Credco’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)(b)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	1	12	195	44
Total derivatives designated as hedging instruments	1	12	195	44
Derivatives not designated as hedging instruments:
Foreign exchange contracts	48	31	89	182
Total derivatives, gross	49	43	284	226
Derivative asset and derivative liability netting(c)	(15)	(27)	(15)	(27)
Total derivatives, net	$34	$16	$269	$199
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Credco posted $12 million and $20 million as of December 31, 2020, and 2019, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets on Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships using interest rate swaps to economically convert the fixed interest rate to a floating interest rate. Credco has $3.5 billion and $8.8 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2020, and 2019, respectively.
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gains and losses recognized in Interest Expense on the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2020	2019	2018
Fixed-rate long-term debt	$(42)	$(181)	$29
Derivatives designated as hedging instruments	45	184	(13)
Total	$3	$3	$16
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $3.5 billion and $8.7 billion as of December 31, 2020, and 2019, respectively, including the cumulative amount of fair value hedging adjustments of $40 million and $(2) million for the respective periods.
Credco recognized a net decrease of $39 million for the year ended December 31, 2020, and net increases of $90 million and $75 million in Interest expense on Long-term debt for the years ended December 31, 2019 and 2018, respectively, primarily related to the net settlements including interest accruals on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. Credco primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on Credco’s investments in non-U.S. subsidiaries. Credco had notional amounts of approximately $2.9 billion and $3.0 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2020, and 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment were losses of $131 million and $44 million for the years ended December 31, 2020, and 2019, respectively, and a gain of $127 million for the year ended December 31, 2018.
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
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gains of $15 million, $87 million and $59 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are recognized in Other, net expenses in the Consolidated Statements of Income.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
–Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 – Inputs that are unobservable and reflect Credco’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). Credco did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020, and 2019, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.
Credco monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For the years ended December 31, 2020, and 2019, there were no Level 3 transfers.
Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2 (as described in the preceding paragraphs), as of December 31:

(Millions)	2020	2019
Assets:
Derivatives, gross(a)	$49	$43
Total assets	49	43
Liabilities:
Derivatives, gross(a)	284	226
Total liabilities	$284	$226
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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2020, and 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2020 and 2019 and require Credco’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2020 (Billions)	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$0.6	$0.6	$0.6	$—	$—
Other financial assets(b)	12.1	12.1	—	12.1	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.5	0.5	—	—	0.5
Loans to affiliates and other	10.9	11.1	—	5.0	6.1
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	12.6	12.6	—	12.6	—
Financial liabilities carried at other than fair value
Long-term debt	7.0	7.4	—	7.4	—
Long-term debt to affiliates	$0.8	$0.8	$—	$0.8	$—

	Carrying	Corresponding Fair Value Amount
2019 (Billions)	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$0.1	$0.1	$0.1	$—	$—
Other financial assets(b)	26.2	26.2	—	26.2	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.7	0.7	—	—	0.7
Loans to affiliates and other	10.3	10.4	—	2.8	7.6
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	11.2	11.2	—	11.2	—
Financial liabilities carried at other than fair value
Long-term debt	13.5	13.7	—	13.7	—
Long-term debt to affiliates	$9.3	$9.4	$—	$9.4	$—
(a)Amounts reflect interest-bearing deposits and interest-bearing restricted cash. Refer to Note 1 for additional information.
(b)Level 2 amounts primarily reflect Card Member receivables.

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
Financial Assets Carried At Other Than Fair Value
Card Member loans, less reserves for credit losses
Card Member loans are recorded at historical cost, less reserves for credit losses, on the Consolidated Balance Sheets. In estimating the fair value for Credco’s Card Member loans, Credco uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar loans and the lack of observable pricing inputs thereof, Credco uses various inputs to estimate fair value. Such inputs include projected income, discount rates and forecasted write-offs. The valuation does not include economic value attributable to future receivables generated by the accounts associated with the loans.

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

Nonrecurring Fair Value Measurements
During the years ended December 31, 2020, and 2019, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Transactions with Affiliates
As described below, Credco executes material transactions with its affiliates. The agreements between Credco and its affiliates provide that the parties intend that the transactions thereunder be conducted on an arm’s-length basis and the price at which receivables are sold to Credco be at fair value.
In 2020, 2019 and 2018, Credco purchased Card Member receivables and loans without recourse from TRS and certain of its subsidiaries totaling approximately $165 billion, $316 billion, and $299 billion, respectively. In 2020, 2019 and 2018, Credco sold Card Member receivables and participating interests to affiliates totaling $12.7 billion, $1.1 billion, and $6.2 billion, respectively. The discount revenue on purchased Card Member receivables and loans totaled $0.6 billion, $1.2 billion, and $1.0 billion for the years ended December 31, 2020, 2019 and 2018, respectively. The receivables agreements require TRS and its subsidiaries to perform servicing, clerical and other services necessary to bill and collect all Card Member receivables and loans owned by Credco. Since settlements under the agreements occur monthly, an amount due from, or payable to, such affiliates may arise at the end of each month.
As of December 31, 2020, and 2019, CRC owned approximately $4.2 billion and $8.1 billion, respectively, of participation interests purchased from RFC VIII.
Transactions with affiliates as of or for the years ended December 31, were as follows:

(Millions, except percentages)	2020	2019	2018
Loans to affiliates and other	$10,890	$10,345	$14,136
Average interest rate on loans to affiliates and other	1.52%	2.89%	2.79%
Due from affiliates	$6	$652	$210
Restricted cash with affiliates	120	116	93
Short-term debt to affiliates	8,569	6,225	5,899
Average interest rate on short-term debt to affiliates	0.62%	2.33%	2.09%
Maximum month-end level of short-term debt during the year	$8,622	$7,087	$14,216
Long-term debt to affiliates	822	9,292	7,523
Average interest rate on long-term debt to affiliates	1.65%	3.17%	2.69%
Maximum month-end level of long-term debt during the year	$3,276	$13,391	$8,725
Due to affiliates	4,344	2,133	2,869
Maximum month-end level of loans to affiliates during the year	13,959	14,264	14,136
Interest income from affiliates and other	166	332	383
Interest expense to affiliates	75	433	225
Other, net expense	2	2	2
Interest paid on short-term and long-term debt	$112	$421	$198
Credco’s loans to affiliates and other represent interest-bearing borrowings by wholly owned subsidiaries of TRS and the joint ventures that issue American Express cards in certain countries. Revenue earned from loans to affiliates and other is recorded as interest income from affiliates and other in the Consolidated Statements of Income. As of December 31, 2020, and 2019, no amount of loss reserves has been recorded and no loans are 30 days or more past due.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of loans to affiliates and other as of December 31 were as follows:

(Millions)	2020	2019
American Express Services Europe Limited	$2,881	$4,206
American Express Company	2,772	—
American Express Australia Limited	1,745	2,052
Amex Global Holdings C.V.	1,430	888
Amex Bank of Canada	857	1,587
American Express Company (Mexico) S.A. de C.V.	540	534
American Express International, Inc., Singapore Branch	303	413
American Express Bank (Mexico) S.A.	257	404
American Express International (NZ), Inc.	56	70
Alpha Card S.C.R.L./C.V.B.A.	25	120
American Express Saudi Arabia (C) JSC	24	71
Total(a)	$10,890	$10,345
(a)As of December 31, 2020, and 2019, approximately $6.4 billion and $8.2 billion, respectively, were collateralized by the underlying Card Member receivables and loans transferred with recourse.
Due from/to affiliates relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of December 31, 2020, due to affiliates also includes an amount pertaining to tax liability on account of the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act). Refer to Note 10 to the “Consolidated Financial Statements” for additional information.
In the month of June 2020, Credco restructured a number of its intercompany loan arrangements to further enhance funding flexibility and effectiveness. Credco borrowed $7.1 billion from TRS to repay borrowings from AE Exposure Management Limited of $4.7 billion. The excess of $2.2 billion was deposited with AENB, which was reported as part of Cash and cash equivalents as of June 30, 2020. During the second half of the year, amounts were withdrawn from AENB to meet business funding requirements resulting in $0.5 billion in deposits remaining with AENB as of December 31, 2020.
As of December 31, 2020, and 2019, the amount of interest-bearing restricted cash was $120 million and $116 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans. It is included under “Cash and cash equivalents” on the Consolidated Balance Sheets.
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Credco does not expect any changes to its short-term funding strategies with affiliates. Components of short-term debt to affiliates as of December 31 were as follows:

(Millions)	2020	2019
American Express Travel Related Services Company, Inc.(a)	$7,073	$—
AE Exposure Management Limited (a)	1,193	5,731
American Express Holdings Netherlands CV	192	192
Accertify Inc.	107	82
American Express Swiss Holdings GmbH	4	1
American Express Europe LLC	—	219
Total	$8,569	$6,225
(a)Refer to Note 1 to the “Consolidated Financial Statements” for additional information.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of December 31 were as follows:

	2020		2019
	Outstanding Balance	Year-End Stated Interest Rate on Debt	Outstanding Balance	Year-End Stated Interest Rate on Debt

(Millions, except percentages)
American Express Company(a)	$454	0.91%	$8,959	2.85%
Amex Funding Management (Europe) Limited(b)	368	0.28	333	0.28
Total	$822	0.63%	$9,292	2.76%
(a)Amounts payable by November 2023. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.
(b)Amounts payable by September 2021.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a servicing fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $250 million, $328 million, and $305 million for the years ended December 31, 2020, 2019 and 2018, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Note 9 – Changes in Accumulated Other Comprehensive Loss
AOCI is a balance sheet item in the Shareholder’s Equity section on Credco’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur.
Changes in Foreign Currency Translation Adjustments for the three years ended December 31 were as follows:

(Millions), net of tax	Foreign Currency Translation Adjustment (losses) gains
Balance as of December 31, 2017	$(998)
Net translation on investments in foreign operations	(189)
Net hedges of investments in foreign operations	127
Net change in accumulated other comprehensive loss	(62)
Balances as of December 31, 2018	(1,060)
Net translation on investments in foreign operations	17
Net hedges of investments in foreign operations	(44)
Net change in accumulated other comprehensive loss	(27)
Balances as of December 31, 2019	(1,087)
Net translation on investments in foreign operations	119
Net hedges of investments in foreign operations	(131)
Net change in accumulated other comprehensive loss	(12)
Balances as of December 31, 2020	$(1,099)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the tax impact for the three years ended December 31 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
(Millions)	2020	2019	2018
Net translation on investments in foreign operations	$21	$5	$(23)
Net hedges of investments in foreign operations	(41)	(14)	40
Total tax impact	$(20)	$(9)	$17
No amounts were reclassified out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business, net of taxes for the years ended December 31, 2020, 2019 and 2018.

Note 10 – Income Taxes
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
The components of income tax expense for the years ended December 31 included in Credco’s Consolidated Statements of Income were as follows:

(Millions)	2020	2019	2018
Current income tax expense (benefit):
U.S. federal	$69	$45	$(14)
U.S. state and local	13	13	(6)
Non-U.S.	182	23	84
Total current income tax expense	264	81	64
Deferred income tax expense (benefit):
U.S. federal	(135)	11	(28)
U.S. state and local	(4)	—	1
Non-U.S.	(4)	2	(8)
Total deferred income tax expense (benefit)	(143)	13	(35)
Total income tax expense	$121	$94	$29
A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2020, 2019 and 2018, to Credco’s actual income tax rate on continuing operations was as follows:

	2020	2019	2018
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	2.5	0.8	(0.4)
Non-U.S. subsidiaries earnings(a)	14.9	(3.7)	(8.7)
Tax settlements(b)	(0.9)	—	—
U.S. Tax Act	—	—	(5.6)
Other(c)	0.1	0.3	0.7
Actual tax rate	37.6%	18.4%	7.0%

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a)2020 included discrete tax charges related to the attribution and taxation of income to jurisdictions outside the U.S.
(b)Related to the resolution of tax matters in various jurisdictions.
(c)Results for all years include the impact of prior year tax returns filed in the current year.
Credco records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.
The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2020	2019
Deferred tax assets:
Reserves not yet deducted for tax purposes	$26	$29
State income taxes	10	9
Foreign exchange loss	41	32
Deferred tax attributes(a)	110	15
Other	11	10
Gross deferred tax assets	198	95
Deferred tax liabilities:
Investment in foreign subsidiaries(b)	83	74
Gross deferred tax liabilities	83	74
Net deferred tax assets	$115	$21
(a)Deferred foreign tax credits and other related adjustments.
(b)Deferred state income and foreign withholding tax consequences of future cash distributions from non-U.S. subsidiaries.
Credco is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which Credco operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, Credco must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on Credco’s management judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on Credco’s management best judgment of the largest amount of benefit that is more likely than not to be realized on ultimate settlement with the taxing authority given the facts, circumstances and information available at the reporting date. Credco adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome.
Credco is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which it has significant business operations. The tax years under examination and open for examination vary by jurisdiction. Credco is currently under examination by the IRS for the 2017 and 2018 tax years.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in unrecognized tax benefits:

(Millions)	2020	2019	2018
Balance, January 1	$60	$53	$24
Increases:
Current year tax positions	4	5	4
Tax positions related to prior years	37	4	26
Effects of foreign currency translation	1	—	—
Decreases:
Settlements with tax authorities	(3)	—	—
Lapse of statute of limitations	(1)	(2)	(1)
Balance, December 31	$98	$60	$53
Included in the unrecognized tax benefits of $98 million, $60 million and $53 million for December 31, 2020, 2019 and 2018, respectively, are approximately $15 million, $38 million and $32 million, respectively, that if recognized, would favorably affect the effective tax rate in a future period.
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
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the year ended December 31, 2020, 2019 and 2018 Credco recognized a tax charge of $130 million, $3 million, and $20 million, respectively, for interest and penalties.
Credco had approximately $170 million and $29 million accrued for the payment of interest and penalties as of December 31, 2020 and 2019, respectively.
Current taxes due to American Express or affiliates as of December 31, 2020 and 2019 were $380 million and $431 million, respectively. The amount due to American Express for 2020 includes a $441 million payable related to the one time transition tax on the repatriated earnings and profits of certain foreign subsidiaries under the Tax Act.

	Payments due by year
(Millions)	2021	2022 - 2023	2024 – 2025	2026 and thereafter	Total
Deemed repatriation tax	$—	$6	$254	$181	$441
Net income taxes paid by Credco during 2020 and 2019 were approximately $112 million and $359 million, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table details Credco’s maximum credit exposure of the on-balance sheet assets by category, as of December 31:

(Billions)	2020	2019
On-balance sheet:
Loans to affiliates and other	$11	$10
Institutions(a)	9	13
Individuals(b)	3	12
Financial Services(c)	1	1
Due from affiliates	—	1
Total on-balance sheet	$24	$37
(a)Primarily reflects Card Member receivables from other corporate institutions, which are governed by institutional credit risk management.
(b)Primarily reflects Card Member receivables and loans, which are governed by individual credit risk management.
(c)Represents banks, broker-dealers, insurance companies and savings and loan associations.
As of December 31, 2020, and 2019, Credco’s most significant concentration of credit risk was with Loans to affiliates and Corporate institutions, including Card Member receivables. Credco purchased Card Member receivables and loans from TRS and certain of its subsidiaries. TRS and its subsidiaries generally advance these amounts on an unsecured basis. However, they review each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. TRS and its subsidiaries also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
The following table details Credco’s Card Member receivables and loans exposure in the United States and outside the United States as of December 31:

(Billions)	2020	2019
United States	$8	$19
Outside the United States	5	7
Total	$13	$26

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 – Geographic Regions
Credco is principally engaged in the business of financing Card Member receivables and in providing loans to certain of its affiliates. Credco’s management makes operating decisions and assesses performance based on an ongoing review of these financing activities, which constitute its only operating segment for financial reporting purposes.
The following table presents Credco’s revenues and pretax income in different geographic regions based, in part, upon internal allocations, which necessarily involve its management judgment:

(Millions)	2020	2019	2018
Revenues
United States	$533	$1,133	$1,033
Outside the United States	297	482	428
Consolidated	$830	$1,615	$1,461
Pretax income
United States	$142	$61	$28
Outside the United States	180	451	388
Consolidated	$322	$512	$416

Note 13 – Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2020 and 2019 are summarized as follows:

(Millions)	2020				2019
Quarters ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Revenues	$139	$76	$349	$266	$377	$388	$418	$432
Pretax income	120	46	114	42	132	131	130	119
Net income	$71	$26	$82	$22	$93	$110	$112	$103

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
There have not been any changes in Credco’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Credco’s internal control over financial reporting.
“Management’s Report on Internal Control over Financial Reporting”, which sets forth Credco’s management evaluation of internal control over financial reporting, is set forth in “Financial Statements and Supplementary Data.”
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
In 2020, American Express became aware of credit card accounts opened with American Express International, Inc. (Hong Kong branch) by the Acting Consul General of the Iranian Consulate in Hong Kong, and his predecessor, the now-former Consul General. American Express believes these cards were used only for personal expenses. The Acting Consul General had two cards, both of which were opened in 2018 and one of which was closed by client request on or about April 3, 2019, and the other of which was cancelled by American Express on or about June 16, 2020. The former Consul General’s card was issued in January 2019 and cancelled by American Express on or about March 13, 2019. American Express had negligible gross revenues and net profits attributable to these accounts. As all of the accounts were cancelled, American Express does not intends to continue to engage in this activity.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit and Compliance Committee of the Board of Directors of American Express Company has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the Consolidated Financial Statements of Credco for the year ended December 31, 2020.
Each year, the Audit and Compliance Committee reviews the accounting firm’s qualifications, performance and independence in accordance with regulatory requirements and guidelines. At least every ten years, the Audit and Compliance Committee charter requires a comparison of resources available in other firms. The Committee conducted such a review in 2014.
Audit Fees
The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of Credco’s Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $1,010,674 and $718,206 for the years ended December 31, 2020 and 2019, respectively.
Audit-Related Fees
Credco was not billed by PricewaterhouseCoopers LLP for any fees for audit-related services for 2020 or 2019.
Tax Fees
Credco was not billed by PricewaterhouseCoopers LLP for any tax fees for 2020 or 2019.
All Other Fees
Credco was not billed by PricewaterhouseCoopers LLP for any other fees for 2020 or 2019.
Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Credco’s independent registered public accounting firm are subject to the pre-approval of the Audit and Compliance Committee of American Express. All audit and permitted non-audit services to be performed by Credco’s independent registered public accounting firm require pre-approval by the Audit and Compliance Committee in accordance with pre-approval procedures established by the Committee. In accordance with Securities Exchange Commission rules, the Audit and Compliance Committee’s pre-approval procedures have two different approaches to pre-approving audit and permitted non-audit services performed by Credco’s independent registered public accounting firm. The Audit and Compliance Committee specifically pre-approves the terms and fees of the planned annual audit and permitted non-audit services that are to be performed by Credco’s independent registered public accounting firm. Other proposed engagements may be pre-approved up to an aggregate fee threshold, pursuant to procedures established by the Audit and Compliance Committee that are detailed as to the particular and defined classes of services without consideration by the Committee of the specific case-by-case services to be performed. Credco refers to this pre-approval method as “general pre-approval” and such pre-approved engagements are reported to the Audit and Compliance Committee at least quarterly. The procedures also require all proposed engagements of Credco’s independent registered public accounting firm for services of any kind that have not received specific or general pre-approval as described above be approved by the Audit and Compliance Committee (or, should a time-sensitive need arise, its Chair) prior to the beginning of any such services. All services provided by Credco’s independent registered public accounting firm have been pre-approved in accordance with these procedures. The Audit and Compliance Committee has reviewed that the services performed by Credco’s independent registered public accounting firm and the related fees were consistent with the maintenance of its independence.
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

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
		See Index to the Financial Statements on page 32.
	2	Exhibits:
		The following exhibits are filed as part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description	How Filed

3(a)	Registrant’s Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to Registrant’s Registration Statement on Form S-1 dated February 25, 1972 (File No. 2-43170).

3(b)	Registrant’s By-Laws, amended and restated as of November 24, 1980	Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1985.

4(a)	Registrant’s Debt Securities Indenture dated as of June 9, 2006	Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-3 dated June 16, 2009 (File No. 333-160018).

4(b)	Form of Supplemental Indenture providing for an additional Trustee	Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated June 8, 2006 (File No. 333-134864).

4(c)	Form of Permanent Global Registered Fixed Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(i) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(d)	Form of Permanent Global Registered Floating Rate Medium-Term Senior Note, Series F	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 dated May 13, 2015 (File No. 333-204124).

4(e)	Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated November 22, 2016	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 15, 2016.

4(f)	Form of Global Note for the Registrant’s 0.625% Senior Notes due 2021	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated November 15, 2016.

4(g)	Second Supplemental Indenture between the Registrant and The Bank of New York Mellon, dated as of November 30, 2016	Incorporated by reference to Exhibit 4(aa) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 2016.

4(h)	Form of Permanent Registered Fixed Rate Global Note	Incorporated by reference to Exhibit 4(j) to Registrant’s Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).

4(i)	Form of Permanent Registered Floating Rate Global Note	Incorporated by reference to Exhibit 4(k) to Registrant’s Registration Statement on Form S-3 filed on March 20, 2018 (File No. 333-223796).

4(j)	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Electronically filed herewith.

10(a)	Receivables Agreement dated as of January 1, 1983 between the Registrant and American Express Travel Related Services Company, Inc.	Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K (Commission File No. 1-6908) for the year ended December 31, 1987.

10(b)	Amended and Restated Three-Year Credit Agreement dated as of October 15, 2019.	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-6908) for the quarter ended March 31, 2020.

10(c)	First Amendment dated as of December 18, 2020 to the Amended and Restated Three-Year Credit Agreement dated as of October 15, 2019.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 1-6908) dated December 23, 2020.

23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Electronically filed herewith.

31.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

31.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Electronically filed herewith.

32.1	Certification of David L. Yowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

32.2	Certification of Anderson Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically filed herewith.

101.INS	XBRL Instance Document -The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: February 25, 2021	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 25, 2021	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer and Director

Date:	February 25, 2021	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer

Date:	February 25, 2021	By	/s/ Anderson Y. Lee
Anderson Y. Lee
Chief Financial Officer and Director

Date:	February 25, 2021	By	/s/ Ian Woolley
Ian Woolley
Director