Form 10-Q
period 2021-06-30
AMERICAN EXPRESS CREDIT CORP
filed 2021-08-05
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2021
Common Stock (par value $0.10 per share)	1,504,938	Shares

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

Business Environment
Management’s discussion of Credco’s results should be read in the context of the wider business environment for American Express. American Express’ results for the second quarter reflect an acceleration of the improvement in its core business over the last several quarters as well as continued strong credit performance. American Express believes the steps it has taken to manage through the pandemic and its strategy of investing to rebuild its growth momentum are helping it to make sustainable progress towards its longer-term financial objectives. The pace of improvement towards pre-pandemic network volumes that started during the second half of last year has continued, with overall spending volumes exceeding pre-pandemic levels in June. At the same time, certain international countries around the globe continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus. To the extent that the pandemic continues to have negative impacts on economies, American Express’ results will be affected.
American Express experienced significant adverse impacts during the prior year due to the COVID-19 pandemic and the resulting containment measures implemented by local and national authorities. Year-over-year comparisons for the three-month period reflect the peak of the pandemic impact on its business in 2020, with less of an impact for the six-month period due to the pre-pandemic results for the first two months in the prior year.
American Express’ worldwide network volumes for the second quarter increased 50 percent year-over-year (46 percent on an FX-adjusted basis1) and were down 1 percent (2 percent on an FX-adjusted basis1) from pre-pandemic levels. While U.S. network volumes increased 53 percent versus the prior year and exceeded pre-pandemic levels, international network volumes grew 42 percent (32 percent on an FX-adjusted basis1). International volumes are recovering more slowly due to the slower pace of travel and entertainment (T&E) spending recovery from the pandemic in certain international countries, combined with the historical greater reliance on T&E spending outside the U.S.
American Express continued to see different recovery trends for Goods & Services (G&S) and T&E spend. G&S spend, which accounts for the majority of American Express’ volumes, increased year-over-year and continued to strengthen, and growth exceeded pre-pandemic levels. T&E spend more than tripled versus the prior year, with a significant acceleration in year-over-year growth compared to the first quarter; however, T&E spending remained well below the pre-pandemic levels. T&E spend represents spend on travel and entertainment, which primarily includes airline, cruise, lodging and dining merchant categories, and G&S spend represents transactions in all other merchant categories.

1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table of Content
American Express’ Card Member loans increased 8 percent, which was lower than the growth in its billed business, also due to the higher paydown rates. American Express expects recovery in loan balances and Net interest income to continue to lag the improvement in spend volumes. The total balance of loans and receivables in American Express’ financial relief programs saw a significant reduction as compared to the prior quarter and the prior year; however, they remain higher than pre-pandemic levels.
Provisions for credit losses decreased and resulted in a net benefit, primarily due to a reserve release in the current year versus a reserve build in the prior year and lower net write-offs. American Express does not expect to see a material increase in write-off rates in the remainder of this year. The reserve release in the current quarter was driven by strong credit performance and a somewhat improved macroeconomic outlook, which was partially offset by an increase in the outstanding balance of loans and receivables. Credco’s provisions for credit losses also decreased and resulted in a net benefit. Refer to “Results of Operations” in MD&A and Note 3 to the “Consolidated Financial Statements” for additional information. The improved credit performance was driven by American Express’ strong risk management practices and the current record levels of government stimulus and the broad availability of forbearance programs that are beginning to taper off.
See “Cautionary Note Regarding Forward-Looking Statements” for information on legislative and regulatory changes, additional impacts of the COVID-19 pandemic and other matters that could have a material adverse effect on Credco’s results of operations and financial condition.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on Credco’s results of operations.
Credco’s consolidated net income increased by $172 million to $276 million, as compared to net income of $104 million for the same period in 2020. The year-over-year increase was primarily driven by a decline in provision for credit losses and interest expense, as well as an increase in interest income, partially offset by lower discount revenue earned from Card Member receivables.

Table 1: Total Revenues Summary

Six Months Ended June 30,			Change
(Millions, except percentages)	2021	2020	2021 vs. 2020
Discount revenue earned from purchased
Card Member receivables and Card Member loans	$135	$524	$(389)	(74)%
Interest income from affiliates and other	182	47	135	#
Finance revenue	33	44	(11)	(25)
Total revenues	$350	$615	$(265)	(43)%
# Denotes a variance of 100 percent or more
Total revenues
Discount revenue decreased due to lower discount rates on Card Member receivables purchased driven by improvements in the credit environment.
Interest income increased, reflecting a higher expectation as to the collectability of collateralized loan arrangements as a result of improvements in the credit environment.
Finance revenue decreased, primarily due to lower average outstanding Card Member loan balances.

Table of Content
Table 2: Total Expenses Summary

Six Months Ended June 30,			Change
(Millions, except percentages)	2021	2020	2021 vs. 2020
Provisions for credit losses	$(38)	$276	$(314)	#
Interest expense	57	132	(75)	(57)%
Interest expense to affiliates	6	65	(59)	(91)
Other, net	6	(14)	20	#
Total expenses	$31	$459	$(428)	(93)%
# Denotes a variance of 100 percent or more
Total expenses
Provisions for credit losses decreased and resulted in a net benefit due to reserve releases in the current period versus reserve builds in the prior period and lower net write-offs. The reserve releases in the current period were driven by improving macroeconomic outlooks, which were partially offset by a reserve build related to an increase in the outstanding balance of receivables. The significant reserve builds in the prior period were due to the deterioration of the global macroeconomic outlook, as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of receivables and loans.
Interest expense decreased, primarily due to scheduled debt maturities and lower interest rates during the period.
Interest expense to affiliates decreased, primarily due to decrease in average debt balances and lower interest rates.
Other, net expenses increased, primarily driven by lower forward point gains.

Table 3: Provisions for Credit Losses Summary

Six Months Ended June 30,			Change
(Millions, except percentages)	2021	2020	2021 vs. 2020
Card Member receivables
Net write-offs	$28	$101	$(73)	(72)%
Reserve (release) build (a)	(74)	163	(237)	#
Total	(46)	264	(310)	#
Card Member loans
Net write-offs	7	6	1	17
Reserve build (a)	1	6	(5)	(83)
Total	8	12	(4)	(33)%
Total provisions for credit losses	$(38)	$276	$(314)	#
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
Refer to Note 3 to the “Consolidated Financial Statements” for the range of key variables in the macroeconomic scenarios utilized for the computation of Credco’s reserves for credit losses and factors contributing to the debit reserve balance for Card Member receivables as of June 30, 2021.
Income taxes
The effective tax rate was 13.9 percent and 28.1 percent for the three months ended June 30, 2021 and 2020, respectively, and 13.5 percent and 33.3 percent for the six months ended June 30, 2021 and 2020, respectively. The decrease for both the periods primarily reflected the impact of discrete tax charges and lower pretax income in the prior year. Refer to Note 7 to the “Consolidated Financial Statements” for additional information.

Table of Content
Card Member receivables and Card Member loans
As of June 30, 2021 and December 31, 2020, Credco owned $12.9 billion and $12.2 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of June 30, 2021 and December 31, 2020, CRC owned approximately $4.7 billion and $4.2 billion, respectively, of such participation interests.
The net volume of Card Member receivables and Card Member loans purchased during the six months ended June 30, 2021 and 2020 was approximately $81 billion and $75 billion, respectively.
As of June 30, 2021 and December 31, 2020, Credco owned gross Card Member loans totaling $479 million and $500 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of June 30:
Table 4: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2021	2020
Total gross Card Member receivables (a)	$12,868	$10,109
Credit loss reserves - Card Member receivables (a)	$(4)	$184
Credit loss reserves as a % of receivables	(0.03)%	1.82%
Average life of Card Member receivables (# in days) (b)	27	37
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
The components of loans to affiliates and other as of June 30, 2021 and December 31, 2020 were as follows:
Table 5: Loans to Affiliates and Other

(Millions)	2021	2020
American Express Services Europe Limited	$3,173	$2,881
American Express Australia Limited	1,810	1,745
Amex Global Holdings C.V.	1,430	1,430
Amex Bank of Canada	959	857
American Express Company (Mexico) S.A. de C.V.	559	540
American Express Company	376	2,772
American Express International, Inc., Singapore Branch	267	303
American Express Bank (Mexico) S.A.	266	257
American Express International (NZ), Inc.	52	56
Alpha Card S.C.R.L./C.V.B.A.	42	25
American Express Saudi Arabia (C) JSC	36	24
Total (a)	$8,970	$10,890
(a)As of June 30, 2021 and December 31, 2020, approximately $6.8 billion and $6.4 billion, respectively, were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.

Table of Content
Due from/to Affiliates
As of June 30, 2021 and December 31, 2020, amounts due from affiliates were $7 million and $6 million, respectively. As of June 30, 2021 and December 31, 2020, amounts due to affiliates were $4.2 billion and $4.3 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both June 30, 2021 and December 31, 2020, due to affiliates also includes an amount pertaining to a tax liability related to the Tax Cuts and Jobs Act of 2017.
Cash and Cash Equivalents
Deposits with Affiliates
As of June 30, 2021 and December 31, 2020, the amount of deposits was $130 million and $451 million, respectively, which represents cash deposited with American Express National Bank (AENB).
Restricted Cash with Affiliates
As of June 30, 2021 and December 31, 2020, the amount of interest-bearing restricted cash was $68 million and $120 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of June 30, 2021 and December 31, 2020 were as follows:
Table 6: Short-term Debt to Affiliates

(Millions)	2021	2020
American Express Travel Related Services Company, Inc.	$7,073	$7,073
AE Exposure Management Limited	1,433	1,193
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	129	107
American Express Swiss Holdings GmbH	28	4
Total	$8,855	$8,569
Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of June 30, 2021 and December 31, 2020 were as follows:
Table 7: Long-term Debt to Affiliates

(Millions)	2021	2020
American Express Company (a)	$559	$454
Amex Funding Management (Europe) Limited (b)	359	368
Total	$918	$822
(a)Amounts payable by November 2023.
(b)Amounts payable by September 2021.

Table of Content
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $123 million and $125 million for the six months ended June 30, 2021 and 2020, respectively. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.
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
Credco is monitoring the changing macroeconomic environment and is managing its balance sheet to reflect evolving circumstances.
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

Table of Content
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with original contractual maturity of twelve months or less. Credco’s issuance and sale of commercial paper is primarily utilized for working capital needs. The amount of short-term borrowings issued in the future will depend on Credco’s funding strategy, its needs and market conditions. Credco had nil commercial paper outstanding as of both June 30, 2021 and December 31, 2020. The average commercial paper outstanding was nil and $0.6 billion for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.
Long-term Debt Programs
Long-term debt is raised through the offering of debt securities both in and outside the United States. Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. During the six months ended June 30, 2021, Credco did not issue any unsecured debt securities.
Credco had the following long-term debt outstanding as of June 30, 2021 and December 31, 2020:
Table 9: Long-Term Debt Outstanding

(Billions)	2021	2020
Long-term debt outstanding (a)	$5.2	$7.0
Average long-term debt (b)	$6.2	$9.1
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, Credco had $5.2 billion and $7.0 billion of debt securities outstanding, respectively. Credco may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth of $50 million, which limits the amount of dividends Credco can pay to TRS, its parent company. During the six months ended June 30, 2021 and 2020, Credco did not pay any dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. Additionally, there are no limitations on the amount of debt that can be issued by Credco, provided it maintains the minimum fixed charge coverage ratio (FCCR) of 1.25. As of June 30, 2021, Credco was in compliance with all restrictive covenants contained in its debt agreements.
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

Table of Content
Credco believes that it currently maintains sufficient liquidity to meet all internal and regulatory liquidity requirements. As of June 30, 2021, Credco had Cash and cash equivalents of approximately $234 million which primarily represents the amount deposited with AENB. In addition to its actual holdings of Cash and cash equivalents, Credco maintains access to additional liquidity, in the form of Cash and cash equivalents held by certain affiliates, through intercompany loan agreements, access to securitization of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and American Express Issuance Trust II, and a committed bank credit facility.
Committed Bank Credit Facility
Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of June 30, 2021 of $3.5 billion with a maturity date of October 15, 2022. As of June 30, 2021, no amounts were drawn on this facility. Credco may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding. The availability of this facility is subject to compliance with certain covenants that require maintenance of a 1.25 minimum FCCR. FCCR is the ratio of earnings available for fixed charges (interest expenses including interest expense to affiliates) to fixed charges for the applicable period. Earnings available for fixed charges are defined as net income before fixed charges and income tax provision plus, effective the fourth quarter of 2020, certain capital contributions, if any, made by TRS to Credco.
The committed syndicated bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on Credco’s credit rating.
Computations for fixed charge coverage ratio were as follows:
Table 10: Computation in support of fixed charge coverage ratio

(Dollars in Millions)	Six Months Ended June 30, 2021	Years Ended December 31,
		2020	2019	2018
Earnings:
Net income	$276	$201	$418	$387
Income tax provision	43	121	94	29
Interest expense including interest expense to affiliates	63	276	954	851
Capital contributions from TRS (a)	—	—	N/A	N/A
Earnings available for fixed charges	$382	$598	$1,466	$1,267
Fixed charges - Interest expense including interest expense to affiliates	$63	$276	$954	$851
Fixed charge coverage ratio	6.06	2.17	1.54	1.49
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

Table of Content
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•American Express’ ability to continue building growth momentum and improve its financial performance, which will depend in part on spending volumes and therefore on economies continuing to re-open, vaccination rates increasing, travel restrictions lifting, consumers continuing to spend online and the general public feeling comfortable traveling, shopping and dining out again; credit performance and reserve levels; identifying attractive investment opportunities, including retention and acquisition efforts; its ability to control operating expenses; the effective tax rate remaining consistent with current levels; and its ability to continue its share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs;
•American Express’ ability to grow volumes, revenues and EPS, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; a further deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations, including G&S spending not continuing to grow and T&E spending not rebounding to around 80 percent of 2019 levels by the end of 2021; an inability or unwillingness of Card Members to pay amounts owed to American Express; insufficient government support and relief programs to address the ongoing impact of the pandemic; prolonged measures to contain the spread of COVID-19 (including travel restrictions) or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and American Express’ Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies re-open; American Express’ and Credco’s inability to effectively manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and its reputation; the amount and efficacy of investments in share, scale and relevance; an inability of business partners to meet their obligations to American Express and its customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; and the impact of regulation and litigation, which could affect the profitability of American Express’ business activities, limit its ability to pursue business opportunities, require changes to business practices or alter its relationships with partners, merchants and Card Members;
•future credit performance, the level of future write-off rates and the amount and timing of future credit reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates) and delinquency rates; macroeconomic factors such as unemployment rates, gross domestic product (GDP) and the volume of bankruptcies; the performance of accounts as they graduate and exit from financial relief programs; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; continued government support for the economy; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
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
•factors beyond Credco’s control such as continued waves of COVID-19 cases, whether and when populations achieve herd immunity, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, Card Member receivable and Card Member loan balances and other aspects of its business and results of operations or disrupt its global network systems and ability to process transactions;

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
•Credco’s tax rate not remaining consistent with current levels, which could be impacted by, among other things, further changes in tax laws and regulation, its geographic mix of income, unfavorable tax audits and other unanticipated tax items;
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
A further description of these uncertainties and other risks can be found in the 2020 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and other reports filed with the SEC.

Table of Content

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$70	$317	$135	$524
Interest income from affiliates and other	80	10	182	47
Finance revenue	16	22	33	44
Total revenues	166	349	350	615
Expenses
Provisions for credit losses	(24)	173	(38)	276
Interest expense	24	53	57	132
Interest expense to affiliates	4	12	6	65
Other, net	4	(3)	6	(14)
Total expenses	8	235	31	459
Pretax income	158	114	319	156
Income tax provision	22	32	43	52
Net income	$136	$82	$276	$104

See Notes to Consolidated Financial Statements.

Table of Content

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Net income	$136	$82	$276	$104
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2	59	(7)	(78)
Other comprehensive income (loss)	2	59	(7)	(78)
Comprehensive income	$138	$141	$269	$26
See Notes to Consolidated Financial Statements.

Table of Content
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$234	$601
Card Member receivables, less reserves for credit losses: 2021, $(4); 2020, $70	12,872	12,087
Card Member loans, less reserves for credit losses: 2021, $21; 2020, $20	458	480
Loans to affiliates and other	8,970	10,890
Due from affiliates	7	6
Other assets	285	244
Total assets	$22,826	$24,308
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt to affiliates	$8,855	$8,569
Long-term debt	5,242	7,037
Long-term debt to affiliates	918	822
Total debt	15,015	16,428
Due to affiliates	4,213	4,344
Accrued interest and other liabilities	434	641
Total liabilities	$19,662	$21,413
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	161	161
Retained earnings	4,109	3,833
Accumulated other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of: 2021, $(1); 2020, $5	(1,106)	(1,099)
Total accumulated other comprehensive income (loss)	(1,106)	(1,099)
Total shareholder’s equity	3,164	2,895
Total liabilities and shareholder’s equity	$22,826	$24,308

See Notes to Consolidated Financial Statements.

Table of Content
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2021	2020
Cash Flows from Operating Activities
Net income	$276	$104
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	(38)	276
Amortization of underwriting expense	4	7
Deferred taxes	18	(44)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	55	11
Other operating assets and liabilities	(458)	433
Net cash (used in) provided by operating activities	(143)	787
Cash Flows from Investing Activities
Net (increase) decrease in Card Member receivables and Card Member loans (a)	(688)	10,019
Net decrease (increase) in loans to affiliates and other (a)	2,049	(1,812)
Net (decrease) increase in due to/from affiliates	(230)	1,918
Net cash provided by investing activities	1,131	10,125
Cash Flows from Financing Activities
Net decrease in short-term debt	—	(3,216)
Net increase in short-term debt to affiliates	286	2,397
Principal payments of long-term debt	(1,750)	(4,600)
Proceeds from long-term debt to affiliates	105	8,006
Principal payments of long-term debt to affiliates (a)	—	(11,251)
Net cash used in financing activities	(1,359)	(8,664)
Effect of foreign currency exchange rates on cash and cash equivalents	4	(5)
Net (decrease) increase in cash and cash equivalents	(367)	2,243
Cash and cash equivalents at beginning of period	601	149
Cash and cash equivalents at end of period	$234	$2,392

Cash and cash equivalents reconciliation	Jun-21	Dec-20	Jun-20	Dec-19
Cash and cash equivalents per Consolidated Balance Sheets	$234	$601	$2,392	$149
Restricted cash included in Cash and cash equivalents (b)	68	120	112	116
Total cash and cash equivalents excluding restricted cash (c)	$166	$481	$2,280	$33

Supplemental cash flow information			2021	2020
Non-cash Investing activities
Sales of U.S. Corporate Card Member receivables to TRS (a)			$—	$5,493
Lending to American Express Company (a)			—	(416)
Non-cash Financing activities
Settlement of borrowings with American Express Company (a)			$—	$(5,077)
(a)During the six months ended June 30, 2020, American Express Travel Related Services Company, Inc. (TRS) removed U.S. Consumer and Small Business Card Member receivables from the American Express Issuance Trust II (the Charge Trust) and substantially replaced them with U.S. Corporate Card Member receivables. To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. Corporate Card Member receivables to TRS. Settlement of this transaction was undertaken through borrowings from American Express Company.
(b)Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.
(c)Primarily includes deposits with American Express National Bank (AENB).
See Notes to Consolidated Financial Statements.

Table of Content
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

Three months ended June 30, 2021 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2021	$3,026	$—	$161	$(1,108)	$3,973
Net income	136	—	—	—	136
Other comprehensive income	2	—	—	2	—
Balances as of June 30, 2021	$3,164	$—	$161	$(1,106)	$4,109

Six months ended June 30, 2021 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$2,895	$—	$161	$(1,099)	$3,833
Net income	276	—	—	—	276
Other comprehensive loss	(7)	—	—	(7)	—
Balances as of June 30, 2021	$3,164	$—	$161	$(1,106)	$4,109

Three months ended June 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2020	$2,591	$—	$161	$(1,224)	$3,654
Net income	82	—	—	—	82
Other comprehensive income	59	—	—	59	—
Balances as of June 30, 2020	$2,732	$—	$161	$(1,165)	$3,736

Six months ended June 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2019	$2,587	$—	$161	$(1,087)	$3,513
Cumulative effect of change in accounting principle - Reserves for Credit losses (a)	119	—	—	—	119
Net income	104	—	—	—	104
Other comprehensive loss	(78)	—		(78)	—
Balances as of June 30, 2020	$2,732	$—	$161	$(1,165)	$3,736
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
2. Card Member Receivables and Card Member Loans
American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans.
Card Member receivables as of June 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$2,169	$2,157
Global Commercial Services	10,699	10,000
Card Member receivables (b)	12,868	12,157
Less: Reserves for credit losses	(4)	70
Card Member receivables, net (c)	$12,872	$12,087

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(a)Comprised of International Consumer Services.
(b)Net of deferred discount revenue totaling $20 million and $19 million as of June 30, 2021 and December 31, 2020, respectively.
(c)Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.
Card Member loans as of June 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$479	$500
Less: Reserves for credit losses	21	20
Card Member loans, net (b)	$458	$480
(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of June 30, 2021 and December 31, 2020:

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$2,157	$3	$2	$7	$2,169
Global Commercial Services
Global Small Business Services	1,101	3	1	4	1,109
Global Corporate Payments (a)	(b)	(b)	(b)	24	9,590
Card Member Loans:
Global Consumer Services Group	$474	$1	$1	$3	$479

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$2,139	$5	$4	$9	$2,157
Global Commercial Services
Global Small Business Services	1,047	3	2	5	1,057
Global Corporate Payments (a)	(b)	(b)	(b)	32	8,943
Card Member Loans:
Global Consumer Services Group	$493	$2	$1	$4	$500
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

	2021		2020
	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	0.84%	0.55%	1.45%	1.89%
Global Small Business Services	1.34%	0.72%	2.13%	1.39%
Global Corporate Payments	0.31%	(b)	1.26%	(b)
Card Member Loans:
Global Consumer Services Group	3.07%	1.04%	2.03%	2.18%
(a)Represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivable or Card Member loan balances in each of the periods indicated.
(b)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total is 0.25% and 1.98% as of June 30, 2021 and 2020, respectively.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Second quarter of 2021	6%	8% - 10%	11%	4% - (4)%
Fourth quarter of 2021	4% - 8%	7% - 11%	7% - (3)%	6% - (2)%
Fourth quarter of 2022	4% - 9%	6% - 12%	2%	4% - 3%
Fourth quarter of 2023	3% - 7%	4% - 10%	3% - 2%	5% - 3%
(a) Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased and ended in a debit reserve balance for the three and six months ended June 30, 2021, driven by reserve releases due to improving macroeconomic outlooks, which resulted in an expectation that recoveries will more than off-set write-offs. These reserve releases were partially offset by a reserve build related to an increase in the outstanding balance of receivables.

Card Member receivables reserve for credit losses increased for the three and six months ended June 30, 2020, driven by the deterioration of the global macroeconomic outlook, as a result of the COVID-19 pandemic. The increase for the six months ended June 30, 2020 was partially offset by a decline in the outstanding balance of receivables.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$30	$69	$70	$15
Provisions (a)	(24)	164	(46)	264
Net write-offs (b)	(10)	(51)	(28)	(101)
Other adjustments (c)	—	2	—	6
Ending Balance	$(4)	$184	$(4)	$184
(a)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net of recoveries of $17 million and $15 million for the three months ended June 30, 2021 and 2020, respectively and $38 million for both the six months ended June 30, 2021 and 2020, respectively.
(c)For the six months ended June 30, 2020 primarily includes reserve adjustments related to the removal of U.S. Consumer and Small Business Card Member receivables of $7.2 billion from the Charge Trust. For all the years presented, also includes foreign currency translation adjustments.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses decreased for the three months ended June 30, 2021, driven by improving macroeconomic outlooks, partially offset by an increase in the outstanding balance of loans.
Card Member loans reserve for credit losses remained flat for the six months ended June 30, 2021.
Card Member loans reserve for credit losses increased for the three and six months ended June 30, 2020, driven by the deterioration of the global macroeconomic outlook, as a result of the COVID-19 pandemic, partially offset by a decline in the outstanding balance of loans.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in the Card Member loans reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$24	$18	$20	$17
Provisions (a)	—	9	8	12
Net write-offs (b)	(3)	(4)	(7)	(6)
Ending Balance	$21	$23	$21	$23
(a)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net of recoveries of $0.8 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively and $1.5 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

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
A majority of Credco’s derivative assets and liabilities as of June 30, 2021 and December 31, 2020 are subject to master netting agreements with its derivative counterparties. Accordingly, where appropriate, Credco has elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow Credco’s counterparties to terminate the agreement in the event of a downgrade of Credco’s debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2021, these derivatives were not in a material net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties and its own credit risk as of June 30, 2021 and December 31, 2020, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2021 and December 31, 2020:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	44	1	17	195
Total derivatives designated as hedging instruments	44	1	17	195
Derivatives not designated as hedging instruments:
Foreign exchange contracts	62	48	49	89
Total derivatives, gross	106	49	66	284
Derivative asset and derivative liability netting (b)	(22)	(15)	(22)	(15)
Total derivatives, net	$84	$34	$44	$269
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.
Credco posted $6 million and $12 million as of June 30, 2021 and December 31, 2020, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets in Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. Credco had $1.8 billion and $3.5 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2021 and December 31, 2020, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses recognized in Interest expense in the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the three and six months ended June 30 :

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Fixed-rate long-term debt	$10	$—	$21	$(66)
Derivatives designated as hedging instruments	(9)	(7)	(21)	72
Total	$1	$(7)	$—	$6
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $1.8 billion and $3.5 billion as of June 30, 2021 and December 31, 2020, respectively, including the cumulative amount of fair value hedging adjustments of $19 million and $40 million for the respective periods.
Credco recognized net decreases of $10 million and $14 million in Interest expense on Long-term debt for the three months ended June 30, 2021 and 2020, respectively, and net decreases of $22 million and $12 million for the six months ended June 30, 2021 and 2020, respectively, primarily related to the net settlements (including interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
Credco primarily designates foreign currency derivatives as net investment hedges to reduce its exposure to changes in currency exchange rates on its investments in non-U.S. subsidiaries. Credco had notional amounts of approximately $3.2 billion and $2.9 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2021 and December 31, 2020, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was a loss of $27 million and $216 million for the three months ended June 30, 2021 and 2020, respectively, and a loss of $21 million and a gain of $130 million for the six months ended June 30, 2021 and 2020, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. Credco had notional amounts of approximately $7.5 billion and $6.7 billion as of June 30, 2021 and December 31, 2020, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $1 million and a net gain of $5 million for the three months ended June 30, 2021 and 2020, respectively, and a net loss of $2 million and a net gain of $16 million for the six months ended June 30, 2021 and 2020, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of June 30, 2021 and December 31, 2020:

(Millions)	2021	2020
Assets:
Derivatives, gross (a)	$106	$49
Total Assets	106	49
Liabilities:
Derivatives, gross (a)	66	284
Total Liabilities	$66	$284
(a)Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2021 and December 31, 2020 and require Credco’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$0.2	$0.2	$0.2	$—	$—
Other financial assets (b)	12.9	12.9	—	12.9	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.5	0.5	—	—	0.5
Loans to affiliates and other	9.0	9.2	—	2.8	6.4
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	12.7	12.7	—	12.7	—
Financial liabilities carried at other than fair value
Long-term debt	5.2	5.5	—	5.5	—
Long-term debt to affiliates	$0.9	$0.9	$—	$0.9	$—

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$0.6	$0.6	$0.6	$—	$—
Other financial assets (b)	12.1	12.1	—	12.1	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.5	0.5	—	—	0.5
Loans to affiliates and other	10.9	11.1	—	5.0	6.1
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	12.6	12.6	—	12.6	—
Financial liabilities carried at other than fair value
Long-term debt	7.0	7.4	—	7.4	—
Long-term debt to affiliates	$0.8	$0.8	$—	$0.8	$—
(a)Amounts reflect interest-bearing deposits and interest-bearing restricted cash.
(b)Level 2 fair value amounts primarily reflect Card Member receivables.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2021 and the year ended December 31, 2020, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and six months ended June 30, 2021 and 2020 were as follows:

Three Months Ended June 30, 2021 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of March 31, 2021	$(1,108)
Net translation on investments in foreign operations	29
Net hedges of investments in foreign operations	(27)
Net change in accumulated other comprehensive income (loss)	2
Balances as of June 30, 2021	$(1,106)

Six Months Ended June 30, 2021 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2020	$(1,099)
Net translation on investments in foreign operations	14
Net hedges of investments in foreign operations	(21)
Net change in accumulated other comprehensive income (loss)	(7)
Balances as of June 30, 2021	$(1,106)

Three Months Ended June 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of March 31, 2020	$(1,224)
Net translation on investments in foreign operations	275
Net hedges of investments in foreign operations	(216)
Net change in accumulated other comprehensive income (loss)	59
Balances as of June 30, 2020	$(1,165)

Six Months Ended June 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2019	$(1,087)
Net translation on investments in foreign operations	(208)
Net hedges of investments in foreign operations	130
Net change in accumulated other comprehensive income (loss)	(78)
Balances as of June 30, 2020	$(1,165)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the tax impact for the three and six months ended June 30 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Net translation on investments in foreign operations	$—	$—	$—	$20
Net hedges of investments in foreign operations	(8)	(68)	(6)	41
Total tax impact	$(8)	$(68)	$(6)	$61
No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020.

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
The effective tax rate was 13.9 percent and 28.1 percent for the three months ended June 30, 2021 and 2020, respectively, and 13.5 percent and 33.3 percent for the six months ended June 30, 2021 and 2020, respectively. The decrease for both periods primarily reflected the impact of discrete tax charges and lower pretax income in the prior year. The tax rate in each of the periods also reflected the favorable impact of Credco’s ongoing funding activities outside the United States.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). The risks and uncertainties that Credco faces are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect its business, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment and stimulus measures, continued outbreaks, and the related impacts to economic and operating conditions.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: August 5, 2021	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: August 5, 2021	By	/s/ Leah A. Schweller
Leah A. Schweller
Chief Accounting Officer