Form 10-Q
period 2021-09-30
AMERICAN EXPRESS CREDIT CORP
filed 2021-10-28
CIK 4969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

None
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2021
Common Stock (par value $0.10 per share)	1,504,938	Shares

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
Credco is engaged in the business of financing certain non-interest-earning Card Member receivables arising from the use of the American Express charge cards issued in the United States and in certain countries outside the United States. Credco also finances certain interest-earning revolving loans generated by Card Member spending on American Express credit cards issued in non-U.S. markets. Credco relies on intercompany borrowing as a primary source of funding for these activities.
Certain of the statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Cautionary Note Regarding Forward-Looking Statements” section.

Business Environment
Management’s discussion of Credco’s results should be read in the context of the wider business environment for American Express. American Express’ results for the third quarter reflect the strong growth momentum that it has seen in its business over the last several quarters. American Express continues to see positive results from the increased investments it has made to drive customer acquisition, engagement and retention. American Express’ network volumes continued to accelerate on a sequential basis and exceeded pre-pandemic levels for the quarter and credit metrics remained around historic lows.
American Express experienced significant adverse impacts during the prior year due to the COVID-19 pandemic and the resulting containment measures such as lockdowns and travel restrictions implemented by local and national authorities. Year-over-year comparisons for the three-month period reflect the pandemic impact on its business in 2020, with less of an impact for the nine-month period due to the pre-pandemic results for the first two months in the prior year. While the economy has continued to improve, there remains uncertainty related to ongoing effects of the pandemic on the global macroeconomic environment.
American Express’ worldwide network volumes for the third quarter increased 29 percent year-over-year and exceeded levels in the third quarter of 2019 (pre-pandemic levels) by 5 percent. U.S. billed business increased 32 percent versus the prior year and exceeded pre-pandemic levels by 9 percent. While international billed business grew 28 percent versus the prior year, it remained 8 percent below pre-pandemic levels, as American Express has historically had a higher mix of travel and entertainment (T&E) spend in its international markets, and it is seeing a slower pace of recovery in T&E spend.
American Express continued to see different paces of recovery for Goods & Services (G&S) and T&E spend. G&S spend, which accounts for the majority of American Express’ volumes, continued to grow sequentially versus the prior quarter and grew on a year-over-year basis, and is now above pre-pandemic levels. T&E spend more than doubled versus the prior year, with continued sequential growth compared to the second quarter, though it remained below pre-pandemic levels. T&E spend represents spend on travel and entertainment, which primarily includes airline, cruise, lodging and dining merchant categories, and G&S spend represents transactions in all other merchant categories.
American Express’ Card Member loans increased 11 percent, which was lower than the growth in billed business due to higher paydown rates driven in part by the continued liquidity and financial strength of its customer base. American Express expects recovery in loan balances and Net interest income to continue to lag the improvement in spend volumes.

Table of Content
American Express’ Provisions for credit losses decreased and resulted in a net benefit, primarily due to lower net write-offs and a higher reserve release driven by improved portfolio quality and a strengthening macroeconomic outlook, partially offset by an increase in the outstanding balance of loans and receivables in the current year. Credco’s provisions for credit losses also decreased and resulted in a net benefit. Refer to “Results of Operations” in MD&A and Note 3 to the “Consolidated Financial Statements” for additional information.
See “Cautionary Note Regarding Forward-Looking Statements” for information on legislative and regulatory changes, additional impacts of the COVID-19 pandemic and other matters that could have a material adverse effect on Credco’s results of operations and financial condition.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Net income depends largely on the volume of Card Member receivables and Card Member loans purchased, the discount rate used to determine purchase price, interest earned, interest expense, collectability of purchased Card Member receivables and Card Member loans, and income taxes. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on Credco’s results of operations.
Credco’s consolidated net income increased by $235 million to $365 million, as compared to net income of $130 million for the same period in 2020. The year-over-year increase was primarily driven by a decline in provision for credit losses and interest expense, as well as an increase in interest income, partially offset by lower discount revenue earned from Card Member receivables.

Table 1: Total Revenues Summary

Nine Months Ended September 30,			Change
(Millions, except percentages)	2021	2020	2021 vs. 2020
Discount revenue earned from purchased
Card Member receivables and Card Member loans	$212	$562	$(350)	(62)%
Interest income from affiliates and other	270	66	204	#
Finance revenue	47	63	(16)	(25)
Total revenues	$529	$691	$(162)	(23)%
# Denotes a variance of 100 percent or more
Total revenues
Discount revenue decreased due to lower discount rates on Card Member receivables purchased driven by improvements in the credit environment.
Interest income increased, reflecting a higher expectation as to the collectability of collateralized loan arrangements as a result of improvements in the credit environment.
Finance revenue decreased, primarily due to lower average outstanding Card Member loan balances.

Table 2: Total Expenses Summary

Nine Months Ended September 30,			Change
(Millions, except percentages)	2021	2020	2021 vs. 2020
Provisions for credit losses	$(9)	$264	$(273)	#
Interest expense	82	169	(87)	(51)%
Interest expense to affiliates	10	70	(60)	(86)
Other, net	9	(14)	23	#
Total expenses	$92	$489	$(397)	(81)%
# Denotes a variance of 100 percent or more

Table of Content
Total expenses
Provisions for credit losses decreased and resulted in a net benefit due to reserve releases in the current period versus reserve builds in the prior period and lower net write-offs. The reserve releases in the current period were driven by improving macroeconomic outlook, which were partially offset by a reserve build related to an increase in the outstanding balance of receivables. The significant reserve builds in the prior period were due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by a decrease in the outstanding balance of receivables and loans.
Interest expense decreased, primarily due to scheduled debt maturities and lower interest rates during the period.
Interest expense to affiliates decreased, primarily due to decrease in average debt balances and lower interest rates.
Other, net expenses increased, primarily driven by lower forward point gains.

Table 3: Provisions for Credit Losses Summary

Nine Months Ended September 30,			Change
(Millions, except percentages)	2021	2020	2021 vs. 2020
Card Member receivables
Net write-offs	$39	$160	$(121)	(76)%
Reserve (release) build (a)	(60)	88	(148)	#
Total	(21)	248	(269)	#
Card Member loans
Net write-offs	9	11	(2)	(18)
Reserve build (a)	3	5	(2)	(40)
Total	12	16	(4)	(25)%
Total provisions for credit losses	$(9)	$264	$(273)	#
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
Income taxes
The effective tax rate was 24.6 percent and 43.5 percent for the three months ended September 30, 2021 and 2020, respectively, and 16.5 percent and 35.6 percent for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income. The decrease in the effective tax rate for the nine month period primarily reflected a discrete tax charge of $33 million in the prior period. Refer to Note 7 to the “Consolidated Financial Statements” for additional information.
Card Member receivables and Card Member loans
As of September 30, 2021 and December 31, 2020, Credco owned $13.6 billion and $12.2 billion, respectively, of gross Card Member receivables. Card Member receivables represent amounts due on American Express charge card products and are recorded at the time they are purchased from the seller. Included in Card Member receivables are Credco Receivables Corporation’s (CRC) purchases of participation interests from American Express Receivables Financing Corporation VIII LLC (RFC VIII) in conjunction with TRS’ securitization program. As of September 30, 2021 and December 31, 2020, CRC owned approximately $5.0 billion and $4.2 billion, respectively, of such participation interests.
The net volume of Card Member receivables and Card Member loans purchased during the nine months ended September 30, 2021 and 2020 was approximately $127.3 billion and $111.9 billion, respectively.

Table of Content
As of September 30, 2021 and December 31, 2020, Credco owned gross Card Member loans totaling $474 million and $500 million, respectively. These loans generally represent revolving amounts due on American Express lending card products.
The following table summarizes selected information related to the Card Member receivables portfolio as of September 30:
Table 4: Selected Information Related to Card Member Receivables

(Millions, except percentages and where indicated)	2021	2020
Total gross Card Member receivables (a)	$13,618	$10,987
Credit loss reserves - Card Member receivables (a)	$10	$110
Credit loss reserves as a % of receivables	0.1%	1.0%
Average life of Card Member receivables (# in days) (b)	26	33
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
The components of loans to affiliates and other as of September 30, 2021 and December 31, 2020 were as follows:
Table 5: Loans to Affiliates and Other

(Millions)	2021	2020
American Express Services Europe Limited	$3,489	$2,881
American Express Australia Limited	1,553	1,745
Amex Global Holdings C.V.	1,430	1,430
Amex Bank of Canada	1,008	857
American Express Company (Mexico) S.A. de C.V.	965	540
American Express International, Inc., Singapore Branch	279	303
American Express Bank (Mexico) S.A.	266	257
American Express Saudi Arabia (C) JSC	59	24
Alpha Card S.C.R.L./C.V.B.A.	52	25
American Express International (NZ), Inc.	50	56
American Express Company	—	2,772
Total (a)	$9,151	$10,890
(a)As of both September 30, 2021 and December 31, 2020, approximately $6.4 billion were collateralized by the underlying Card Member receivables and Card Member loans transferred with recourse.
Due from/to Affiliates
As of September 30, 2021 and December 31, 2020, amounts due from affiliates were $2 million and $6 million, respectively. As of September 30, 2021 and December 31, 2020, amounts due to affiliates were $4.8 billion and $4.3 billion, respectively. These amounts relate primarily to timing differences from the purchase of Card Member receivables, net of remittances from TRS and its subsidiaries, as well as from operating activities. As of both September 30, 2021 and December 31, 2020, due to affiliates also includes an amount pertaining to a tax liability related to the Tax Cuts and Jobs Act of 2017.

Table of Content
Cash and Cash Equivalents
Deposits with Affiliates
As of September 30, 2021 and December 31, 2020, the amount of deposits was $230 million and $451 million, respectively, which represents cash deposited with American Express National Bank (AENB).
Restricted Cash with Affiliates
As of September 30, 2021 and December 31, 2020, the amount of interest-bearing restricted cash was $119 million and $120 million, respectively, which represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.

Short-term Debt to Affiliates
Short-term debt to affiliates consists primarily of interest-bearing master notes payable on demand. Components of short-term debt to affiliates as of September 30, 2021 and December 31, 2020 were as follows:
Table 6: Short-term Debt to Affiliates

(Millions)	2021	2020
American Express Travel Related Services Company, Inc.	$7,073	$7,073
AE Exposure Management Limited	1,731	1,193
American Express Holdings Netherlands CV	192	192
Accertify, Inc.	141	107
American Express Swiss Holdings GmbH	1	4
Total	$9,138	$8,569

Long-term Debt to Affiliates
Long-term debt to affiliates consists primarily of master note agreements with original contractual maturity dates of one year or greater and are not payable on demand. Components of long-term debt to affiliates as of September 30, 2021 and December 31, 2020 were as follows:
Table 7: Long-term Debt to Affiliates

(Millions)	2021	2020
American Express Company (a)	$967	$454
Amex Funding Management (Europe) Limited (b)	352	368
Total	$1,319	$822
(a)Amounts payable by November 2023.
(b)Amounts payable by September 2024.
Service Fees to Affiliates
Credco’s affiliates do not explicitly charge Credco a service fee for the servicing of receivables purchased. Instead Credco receives a lower discount rate on the receivables purchased than would be the case if servicing fees were charged. If a servicing fee had been charged by these affiliates from which Credco purchases receivables, fees to affiliates for servicing receivables would have been approximately $186 million for both the nine months ended September 30, 2021 and 2020. Correspondingly, discount revenue would have increased by approximately the same amounts in these periods.

Table of Content
CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY
Credco’s balance sheet management objectives are to maintain:
•A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and
•Liquidity programs that enable Credco to continuously meet expected future financing obligations and business requirements for at least a twelve-month period in the event it is unable to continue to raise new funds under its regular funding programs during a substantial weakening in economic conditions.
Credco is monitoring the changing macroeconomic environment and is managing its balance sheet to reflect evolving circumstances.
Funding Strategy
American Express has in place an enterprise-wide funding policy. The principal funding objective is to maintain broad and well-diversified funding sources to allow American Express, including Credco, to meet its maturing obligations, cost-effectively finance asset growth in its global businesses as well as to maintain a strong liquidity profile. These funding sources include, but are not limited to, unsecured debt, asset securitization, and deposits. For unsecured debt, American Express has been the primary issuer of senior unsecured debt since the second half of 2017, and Credco has been the primary issuer of commercial paper.
As of September 30, 2021, Credco maintained a $3.5 billion syndicated credit facility, with any undrawn portion on this facility serving as a backstop for Credco’s commercial paper issuance.
To simplify American Express’ funding and reporting structure, American Express and TRS established a new $3.5 billion credit facility on October 1, 2021 as co-borrowers and co-obligors. Subsequently on October 5, 2021, TRS established a new commercial paper program. The new credit facility will serve as a backstop for the new TRS commercial paper program. Funding raised through these new arrangements can be deployed to American Express and its subsidiaries, including Credco, through a variety of intercompany funding channels.
Concurrent with the establishment of the aforementioned new commercial paper program and credit facility, Credco’s credit facility and commercial paper program were terminated. At the time of termination, there were no outstanding balances on the Credco’s credit facility or commercial paper program. Subsequent to the termination, Credco will rely on intercompany borrowing as its primary source of funding.
Credco’s funding plans can vary due to various risks and uncertainties, such as the disruption of financial markets as well as any regulatory changes or changes in its credit ratings. Many of these risks and uncertainties are beyond Credco’s control.
Table 8: Unsecured Debt Ratings

Credit Agency	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	N/A	A	Stable
Moody’s	Prime-1	A2	Stable
S&P	N/A	A-	Stable
These ratings are not a recommendation to buy or hold any of Credco’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Short-term Funding Programs
Short-term borrowings, such as commercial paper, is defined as debt with an original contractual maturity of twelve months or less. As mentioned above, effective October 5, 2021, Credco has terminated its commercial paper program.
Credco had no commercial paper outstanding as of both September 30, 2021 and December 31, 2020. The average commercial paper outstanding was nil and $0.6 billion for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

Table of Content
Long-term Debt Programs
Long-term debt is generally defined as any debt with an original contractual maturity greater than twelve months. During the nine months ended September 30, 2021, Credco did not issue any unsecured debt securities.
Credco had the following long-term debt outstanding as of September 30, 2021 and December 31, 2020:
Table 9: Long-Term Debt Outstanding

(Billions)	2021	2020
Long-term debt outstanding (a)	$5.2	$7.0
Average long-term debt (b)	$5.8	$9.1
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps.
(b)Average long-term debt outstanding during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, Credco had $5.2 billion and $7.0 billion of debt securities outstanding, respectively. Credco may redeem from time-to-time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities. On October 22, 2021, Credco redeemed $1.2 billion of its 0.625 percent Senior Notes, with an original contractual maturity date of November 22, 2021.
The covenants of debt instruments issued by Credco impose the requirement that Credco maintain a minimum consolidated net worth (as defined in the debt securities indenture) of $50 million, which limits the amount of dividends Credco can pay to TRS, its parent company. During the nine months ended September 30, 2021 and 2020, Credco did not pay any dividends to TRS. When considering the amount of dividends it pays, Credco takes into account the amount of capital required to maintain capital strength, support business growth and meet the expectations of debt investors. To the extent excess capital is available, it may be distributed to TRS, via dividends. There are no significant restrictions on the ability of Credco to obtain funds from its subsidiaries by dividend or loan. As of September 30, 2021 Credco was in compliance with all restrictive covenants contained in its debt agreements.
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
Credco believes that it currently maintains sufficient liquidity to meet all internal and regulatory liquidity requirements. As of September 30, 2021, Credco had Cash and cash equivalents of approximately $684 million, which primarily represents deposits with AENB and reverse repurchase agreements. In addition to its actual holdings of Cash and cash equivalents, Credco maintains access to additional liquidity, in the form of Cash and cash equivalents held by certain affiliates, through intercompany loan agreements, and access to securitization of Card Member receivables through sales of receivables to TRS for securitization by RFC VIII and American Express Issuance Trust II.

Table of Content
Committed Bank Credit Facility
Credco maintained a U.S. dollar-denominated committed syndicated bank credit facility as of September 30, 2021 of $3.5 billion with a maturity date of October 15, 2022. As of September 30, 2021, no amounts were drawn on this facility. The availability of this facility was subject to compliance with certain covenants that required maintenance of a 1.25 minimum fixed charge coverage ratio (FCCR). FCCR is the ratio of earnings available for fixed charges (interest expenses including interest expense to affiliates) to fixed charges for the applicable period. Earnings available for fixed charges are defined as net income before fixed charges and income tax provision plus, effective the fourth quarter of 2020, certain capital contributions, if any, made by TRS to Credco. As mentioned above, effective October 1, 2021, this facility has been terminated and the FCCR covenant is no longer in effect.
Computations for fixed charge coverage ratio were as follows:
Table 10: Computation in support of fixed charge coverage ratio

(Dollars in Millions)	Nine Months Ended September 30, 2021	Years Ended December 31,
		2020	2019	2018
Earnings:
Net income	$365	$201	$418	$387
Income tax provision	72	121	94	29
Interest expense including interest expense to affiliates	92	276	954	851
Capital contributions from TRS (a)	—	—	N/A	N/A
Earnings available for fixed charges	$529	$598	$1,466	$1,267
Fixed charges - Interest expense including interest expense to affiliates	$92	$276	$954	$851
Fixed charge coverage ratio	5.75	2.17	1.54	1.49
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

Table of Content
Factors that could cause actual results to differ materially from Credco’s forward-looking statements include, but are not limited to, the following:
•American Express’ ability to continue building growth momentum and improve its financial performance, which will depend in part on spending volumes and therefore on economies continuing to re-open, vaccination rates increasing, travel restrictions lifting, consumers continuing to spend online and on G&S, and the general public feeling comfortable traveling, shopping and dining out again; credit performance and reserve levels; identifying attractive investment opportunities to continue building growth momentum, including customer retention and acquisition efforts; its ability to control operating expenses; the effective tax rate remaining consistent with current levels; and its ability to continue its share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs;
•American Express’ ability to grow volumes, revenues and EPS, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; a deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations, including G&S spending not continuing to show strong growth and T&E spending not reaching 80 percent of 2019 levels by the fourth quarter of 2021; an inability or unwillingness of Card Members to pay amounts owed to American Express; the termination of government support and relief programs; prolonged measures to contain the spread of COVID-19 (including travel restrictions) or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and American Express’ Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies re-open; American Express’ and Credco’s inability to effectively manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and its reputation; the amount and efficacy of investments in share, scale and relevance; an inability of business partners to meet their obligations to American Express and its customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; and the impact of regulation and litigation, which could affect the profitability of American Express’ business activities, limit its ability to pursue business opportunities, require changes to business practices or alter its relationships with partners, merchants and Card Members;
•future credit performance, the level of future delinquencies and write-off rates and the amount and timing of future credit reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); macroeconomic factors such as unemployment rates, gross domestic product and the volume of bankruptcies; the performance of accounts as they graduate and exit from financial relief programs; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; continued government support for the economy; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
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
•Credco’s ability to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, Credco’s future business growth, the impact of global economic, political and other events on market capacity, Credco’s credit ratings, demand for securities offered by Credco, performance by Credco’s counterparties under its intercompany loan arrangements, and regulatory changes;
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
•American Express’ ability to innovate and strengthen its global network, which will depend in part on its ability to update its systems and platforms, the amount American Express invests in the network and its ability to make funds available for such investments, its ability to execute on its plans in China, and technological developments, including capabilities that allow greater digital integration;
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
A further description of these uncertainties and other risks can be found in the 2020 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and other reports filed with the SEC.

Table of Content

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Revenues
Discount revenue earned from purchased Card Member receivables and Card Member loans	$77	$38	$212	$562
Interest income from affiliates and other	88	19	270	66
Finance revenue	14	19	47	63
Total revenues	179	76	529	691
Expenses
Provisions for credit losses	29	(12)	(9)	264
Interest expense	25	37	82	169
Interest expense to affiliates	4	5	10	70
Other, net	3	—	9	(14)
Total expenses	61	30	92	489
Pretax income	118	46	437	202
Income tax provision	29	20	72	72
Net income	$89	$26	$365	$130

See Notes to Consolidated Financial Statements.

Table of Content

AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Net income	$89	$26	$365	$130
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(37)	10	(44)	(68)
Other comprehensive income (loss)	(37)	10	(44)	(68)
Comprehensive income	$52	$36	$321	$62
See Notes to Consolidated Financial Statements.

Table of Content
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$684	$601
Card Member receivables, less reserves for credit losses: 2021, $10; 2020, $70	13,608	12,087
Card Member loans, less reserves for credit losses: 2021, $23; 2020, $20	451	480
Loans to affiliates and other	9,151	10,890
Due from affiliates	2	6
Other assets	253	244
Total assets	$24,149	$24,308
Liabilities and Shareholder’s Equity
Liabilities
Short-term debt to affiliates	$9,138	$8,569
Long-term debt	5,210	7,037
Long-term debt to affiliates	1,319	822
Total debt	15,667	16,428
Due to affiliates	4,847	4,344
Accrued interest and other liabilities	419	641
Total liabilities	$20,933	$21,413
Shareholder’s Equity
Common stock, $0.10 par value, authorized 3 million shares; issued and outstanding 1.5 million shares as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	161	161
Retained earnings	4,198	3,833
Accumulated other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of: 2021, $26; 2020, $5	(1,143)	(1,099)
Total accumulated other comprehensive income (loss)	(1,143)	(1,099)
Total shareholder’s equity	3,216	2,895
Total liabilities and shareholder’s equity	$24,149	$24,308

See Notes to Consolidated Financial Statements.

Table of Content
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2021	2020
Cash Flows from Operating Activities
Net income	$365	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	(9)	264
Amortization of underwriting expense	6	10
Deferred taxes	23	(31)
Changes in operating assets and liabilities:
Interest, taxes and other amounts due to/from affiliates	50	(11)
Other operating assets and liabilities	(294)	428
Net cash provided by operating activities	141	790
Cash Flows from Investing Activities
Net (increase) decrease in Card Member receivables and Card Member loans (a)	(1,560)	9,081
Net decrease in loans to affiliates and other (a)	1,690	48
Net increase in due to/from affiliates	479	1,854
Net cash provided by investing activities	609	10,983
Cash Flows from Financing Activities
Net decrease in short-term debt	—	(3,216)
Net increase in short-term debt to affiliates	569	2,344
Proceeds from long-term debt	20	—
Principal payments of long-term debt	(1,770)	(6,600)
Proceeds from long-term debt to affiliates	663	8,006
Principal payments of long-term debt to affiliates (a)	(150)	(11,320)
Net cash used in financing activities	(668)	(10,786)
Effect of foreign currency exchange rates on cash and cash equivalents	1	(3)
Net increase in cash and cash equivalents	83	984
Cash and cash equivalents at beginning of period	601	149
Cash and cash equivalents at end of period	$684	$1,133

Cash and cash equivalents reconciliation	Sep-21	Dec-20	Sep-20	Dec-19
Cash and cash equivalents per Consolidated Balance Sheets	$684	$601	$1,133	$149
Restricted cash included in Cash and cash equivalents (b)	119	120	114	116
Total cash and cash equivalents excluding restricted cash (c)	$565	$481	$1,019	$33

Supplemental cash flow information			2021	2020
Non-cash Investing activities
Sales of U.S. Corporate Card Member receivables to TRS (a)			$—	$5,493
Lending to American Express Company (a)			—	(416)
Non-cash Financing activities
Settlement of borrowings with American Express Company (a)			$—	$(5,077)
(a)During the nine months ended September 30, 2020, American Express Travel Related Services Company, Inc. (TRS) removed U.S. Consumer and Small Business Card Member receivables from the American Express Issuance Trust II (the Charge Trust) and substantially replaced them with U.S. Corporate Card Member receivables. To effect this change, on January 7, 2020, Credco sold $5.2 billion of U.S. Corporate Card Member receivables to TRS. Settlement of this transaction was undertaken through borrowings from American Express Company.
(b)Represents cash deposited with Amex Bank of Canada relating to the purchase of Card Member receivables and the collateralized loan arrangement for transfer of Card Member loans.
(c)Includes deposits with American Express National Bank and as of September 30,2021, also includes reverse repurchase agreements.
See Notes to Consolidated Financial Statements.

Table of Content
AMERICAN EXPRESS CREDIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

Three months ended September 30, 2021 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2021	$3,164	$—	$161	$(1,106)	$4,109
Net income	89	—	—	—	89
Other comprehensive loss	(37)	—	—	(37)	—
Balances as of September 30, 2021	$3,216	$—	$161	$(1,143)	$4,198

Nine months ended September 30, 2021 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$2,895	$—	$161	$(1,099)	$3,833
Net income	365	—	—	—	365
Other comprehensive loss	(44)	—	—	(44)	—
Balances as of September 30, 2021	$3,216	$—	$161	$(1,143)	$4,198

Three months ended September 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2020	$2,732	$—	$161	$(1,165)	$3,736
Net income	26	—	—	—	26
Other comprehensive income	10	—	—	10	—
Balances as of September 30, 2020	$2,768	$—	$161	$(1,155)	$3,762

Nine months ended September 30, 2020 (Millions)	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2019	$2,587	$—	$161	$(1,087)	$3,513
Cumulative effect of change in accounting principle - Reserves for Credit losses (a)	119	—	—	—	119
Net income	130	—	—	—	130
Other comprehensive loss	(68)	—		(68)	—
Balances as of September 30, 2020	$2,768	$—	$161	$(1,155)	$3,762
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
Each monthly period, the discount rates on the purchase of receivables Credco makes from, and interest rates on the loans Credco provides to, TRS and other American Express subsidiaries are determined to ensure that these transactions occur on an arm’s-length basis. The revenue earned by Credco from purchasing Card Member receivables and Card Member loans at a discount is reported as Discount revenue earned from purchased Card Member receivables and Card Member loans on the Consolidated Statements of Income.
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
Other Information
As of September 30, 2021, Credco maintained a $3.5 billion syndicated credit facility, with any undrawn portion serving as a backstop for Credco’s commercial paper issuance. To simplify American Express’ funding and reporting structure, Credco terminated its credit facility and commercial paper program on October 1, 2021 and October 5, 2021, respectively. At the time of termination, there were no outstanding balances on the Credco’s credit facility or commercial paper program.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Card Member Receivables and Card Member Loans
American Express’ charge and lending payment card products result in the generation of Card Member receivables and Card Member loans.
Card Member receivables as of September 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$2,271	$2,157
Global Commercial Services	11,347	10,000
Card Member receivables (b)	13,618	12,157
Less: Reserves for credit losses	10	70
Card Member receivables, net (c)	$13,608	$12,087
(a)Comprised of International Consumer Services.
(b)Net of deferred discount revenue totaling $19 million as of both September 30, 2021 and December 31, 2020.
(c)Card Member receivables modified in a troubled debt restructuring (TDR) program were immaterial.
Card Member loans as of September 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$474	$500
Less: Reserves for credit losses	23	20
Card Member loans, net (b)	$451	$480
(a)Comprised of International Consumer Services.
(b)Card Member loans modified in a TDR program were immaterial.
Card Member Receivables and Card Member Loans Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member receivables and Card Member loans as of September 30, 2021 and December 31, 2020:

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$2,258	$4	$3	$6	$2,271
Global Commercial Services
Global Small Business Services	1,158	3	2	3	1,166
Global Corporate Payments (a)	(b)	(b)	(b)	27	10,181
Card Member Loans:
Global Consumer Services Group	$470	$1	$1	$2	$474

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Receivables:
Global Consumer Services Group	$2,139	$5	$4	$9	$2,157
Global Commercial Services
Global Small Business Services	1,047	3	2	5	1,057
Global Corporate Payments (a)	(b)	(b)	(b)	32	8,943
Card Member Loans:
Global Consumer Services Group	$493	$2	$1	$4	$500
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
Credit Quality Indicators for Card Member Receivables and Card Member Loans
The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2021		2020
	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total	Net Write-Off Rate (a)	30+ Days Past Due as a % of Total
Card Member Receivables:
Global Consumer Services Group	0.73%	0.57%	1.62%	1.10%
Global Small Business Services	1.38%	0.69%	2.14%	1.08%
Global Corporate Payments	0.24%	(b)	1.49%	(b)
Card Member Loans:
Global Consumer Services Group	2.62%	0.84%	2.66%	1.77%
(a)Represents the amount of Card Member receivables or Card Member loans owned by Credco that are written off, net of recoveries, expressed as a percentage of the average Card Member receivable or Card Member loan balances in each of the periods indicated.
(b)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total is 0.27% and 0.64% as of September 30, 2021 and 2020, respectively.

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

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Third quarter of 2021	5%	7% - 11%	8%	3% - (3)%
Fourth quarter of 2021	5% - 7%	7% - 11%	6% - (4)%	6% - (2)%
Fourth quarter of 2022	4% - 9%	6% - 12%	2% -1%	4% - 3%
Fourth quarter of 2023	3% - 7%	4% - 10%	4% - 3%	5% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.

Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the three months ended September 30, 2021, driven by higher delinquencies in the GCP portfolio and an increase in the outstanding balance of receivables, partially offset by improved macroeconomic outlook.
Card Member receivables reserve for credit losses decreased for the nine months ended September 30, 2021, driven by improved macroeconomic outlook, partially offset by an increase in the outstanding balance of receivables.
Card Member receivables reserve for credit losses decreased for the three months ended September 30, 2020, primarily driven by improved credit performance. Card Member receivables reserve for credit losses increased for the nine months ended September 30, 2020, primarily driven by deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by a decline in the outstanding balance of receivables.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$(4)	$184	$70	$15
Provisions (a)	25	(16)	(21)	248
Net write-offs (b)	(11)	(59)	(39)	(160)
Other adjustments (c)	—	1	—	7
Ending Balance	$10	$110	$10	$110
(a)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net of recoveries of $14 million and $21 million for the three months ended September 30, 2021 and 2020, respectively and $52 million and $59 million for the nine months ended September 30, 2021 and 2020, respectively.
(c)For the nine months ended September 30, 2020 primarily includes reserve adjustments related to the removal of U.S. Consumer and Small Business Card Member receivables of $7.2 billion from the Charge Trust. For all the years presented, also includes foreign currency translation adjustments.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses marginally increased for the three and nine months ended September 30, 2021.
Card Member loans reserve for credit losses remained flat for the three months ended September 30, 2020.
Card Member loans reserve for credit losses increased for the nine months ended September 30, 2020, primarily driven by deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, and changes in portfolio mix, partially offset by a decline in the outstanding balance of loans.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$21	$23	$20	$17
Provisions (a)	4	4	12	16
Net write-offs (b)	(2)	(5)	(9)	(11)
Ending Balance	$23	$22	$23	$22
(a)Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net of recoveries of $1.1 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively and $2.6 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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
A majority of Credco’s derivative assets and liabilities as of September 30, 2021 and December 31, 2020 are subject to master netting agreements with its derivative counterparties. Accordingly, where appropriate, Credco has elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to Credco’s credit risk, certain of Credco’s bilateral derivative agreements include provisions that allow Credco’s counterparties to terminate the agreement in the event of a downgrade of Credco’s debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2021, these derivatives were not in a material net liability position. Based on Credco’s assessment of the credit risk of its derivative counterparties and its own credit risk as of September 30, 2021 and December 31, 2020, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2021 and December 31, 2020:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$—	$—
Net investment hedges - Foreign exchange contracts	34	1	8	195
Total derivatives designated as hedging instruments	34	1	8	195
Derivatives not designated as hedging instruments:
Foreign exchange contracts	44	48	37	89
Total derivatives, gross	78	49	45	284
Derivative asset and derivative liability netting (b)	(22)	(15)	(22)	(15)
Total derivatives, net	$56	$34	$23	$269
(a)For Credco’s centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparties under an enforceable master netting arrangement.
Credco posted $3 million and $12 million as of September 30, 2021 and December 31, 2020, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other assets in Credco’s Consolidated Balance Sheets and are not netted against the derivative balances.
Fair Value Hedges
Credco is exposed to interest rate risk associated with its fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. Credco had $1.8 billion and $3.5 billion of its fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2021 and December 31, 2020, respectively.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses recognized in Interest expense in the Consolidated Statements of Income associated with the fair value hedges of Credco’s fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Fixed-rate long-term debt	$8	$12	$28	$(54)
Derivatives designated as hedging instruments	(7)	(15)	(29)	57
Total	$1	$(3)	$(1)	$3
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $1.8 billion and $3.5 billion as of September 30, 2021 and December 31, 2020, respectively, including the cumulative amount of fair value hedging adjustments of $11 million and $40 million for the respective periods.
Credco recognized net decreases of $7 million and $15 million in Interest expense on Long-term debt for the three months ended September 30, 2021 and 2020, respectively, and net decreases of $29 million and $27 million for the nine months ended September 30, 2021 and 2020, respectively, primarily related to the net settlements (including interest accruals) on Credco’s interest rate derivatives designated as fair value hedges.
Net Investment Hedges
Credco primarily designates foreign currency derivatives as net investment hedges to reduce its exposure to changes in currency exchange rates on its investments in non-U.S. subsidiaries. Credco had notional amounts of approximately $3.6 billion and $2.9 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2021 and December 31, 2020, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was a gain of $88 million and a loss of $59 million for the three months ended September 30, 2021 and 2020, respectively, and gains of $67 million and $71 million for the nine months ended September 30, 2021 and 2020, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. Credco had notional amounts of approximately $8.3 billion and $6.7 billion as of September 30, 2021 and December 31, 2020, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $2 million and a net gain of $1 million for the three months ended September 30, 2021 and 2020, respectively, and a net loss of $4 million and a net gain of $17 million for the nine months ended September 30, 2021 and 2020, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes Credco’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy as Level 2, as of September 30, 2021 and December 31, 2020:

(Millions)	2021	2020
Assets:
Derivatives, gross (a)	$78	$49
Total Assets	78	49
Liabilities:
Derivatives, gross (a)	45	284
Total Liabilities	$45	$284
(a)Refer to Note 4 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of Credco’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2021 and December 31, 2020 and require Credco’s judgment. These figures may not be indicative of future fair values, nor can the fair value of Credco be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$0.7	$0.7	$0.4	$0.3	$—
Other financial assets (b)	13.6	13.6	—	13.6	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.5	0.5	—	—	0.5
Loans to affiliates and other	9.2	9.2	—	2.8	6.4
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	13.6	13.6	—	13.6	—
Financial liabilities carried at other than fair value
Long-term debt	5.2	5.5	—	5.5	—
Long-term debt to affiliates	$1.3	$1.3	$—	$1.3	$—

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values
equal or approximate fair value
Cash and cash equivalents (a)	$0.6	$0.6	$0.6	$—	$—
Other financial assets (b)	12.1	12.1	—	12.1	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses	0.5	0.5	—	—	0.5
Loans to affiliates and other	10.9	11.1	—	5.0	6.1
Financial Liabilities:
Financial liabilities for which carrying values equal
or approximate fair value	12.6	12.6	—	12.6	—
Financial liabilities carried at other than fair value
Long-term debt	7.0	7.4	—	7.4	—
Long-term debt to affiliates	$0.8	$0.8	$—	$0.8	$—
(a)Level 1 fair value amounts reflect interest-bearing deposits and interest-bearing restricted cash. Level 2 primarily includes reverse repurchase agreements.
(b)Level 2 fair value amounts primarily reflect Card Member receivables.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2021 and the year ended December 31, 2020, Credco did not have any assets that were measured at fair value due to impairment on a nonrecurring basis.

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in Foreign Currency Translation Adjustments for the three and nine months ended September 30, 2021 and 2020 were as follows:

Three Months Ended September 30, 2021 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of June 30, 2021	$(1,106)
Net translation on investments in foreign operations	(125)
Net hedges of investments in foreign operations	88
Net change in accumulated other comprehensive income (loss)	(37)
Balances as of September 30, 2021	$(1,143)

Nine Months Ended September 30, 2021 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2020	$(1,099)
Net translation on investments in foreign operations	(111)
Net hedges of investments in foreign operations	67
Net change in accumulated other comprehensive income (loss)	(44)
Balances as of September 30, 2021	$(1,143)

Three Months Ended September 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of June 30, 2020	$(1,165)
Net translation on investments in foreign operations	69
Net hedges of investments in foreign operations	(59)
Net change in accumulated other comprehensive income (loss)	10
Balances as of September 30, 2020	$(1,155)

Nine Months Ended September 30, 2020 (Millions), net of tax	Foreign Currency Translation Adjustment Gains (Losses)
Balances as of December 31, 2019	$(1,087)
Net translation on investments in foreign operations	(139)
Net hedges of investments in foreign operations	71
Net change in accumulated other comprehensive income (loss)	(68)
Balances as of September 30, 2020	$(1,155)

AMERICAN EXPRESS CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the tax impact for the three and nine months ended September 30 for the changes in Foreign Currency Translation Adjustments presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Net translation on investments in foreign operations	$—	$(1)	$—	$19
Net hedges of investments in foreign operations	27	(19)	21	22
Total tax impact	$27	$(20)	$21	$41
No amounts were reclassified out of AOCI into the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020.

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
The effective tax rate was 24.6 percent and 43.5 percent for the three months ended September 30, 2021 and 2020, respectively, and 16.5 percent and 35.6 percent for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income. The decrease in the effective tax rate for the nine month period primarily reflected a discrete tax charge of $33 million in the prior period.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of Credco’s risk factors, see Part I, Item 1A. “Risk Factors” of Credco’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). The risks and uncertainties that Credco faces are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties not presently known to Credco or that it currently believes to be immaterial may also adversely affect its business, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment and stimulus measures, continued outbreaks and new variants, and the related impacts to economic and operating conditions.

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

AMERICAN EXPRESS CREDIT CORPORATION
(Registrant)

Date: October 28, 2021	By	/s/ David L. Yowan
David L. Yowan
Chief Executive Officer

Date: October 28, 2021	By	/s/ David L. Fabricant
David L Fabricant
Chief Accounting Officer